Form 10KSB40
period 1995-07-31
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended July 31, 1995.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other jurisdiction of                          13-3545304
incorporation or organization)              (I.R.S. Employer Identification No.)

600 NW 44th Street, #2H, Fort Lauderdale, Florida                          33309
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (954) 561-0009

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 per value, Redeemable Warrant to Purchase One share of Common Stock

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__ No X Simultaniously with the filing hereof, the registrant is bringing all required filings up-to-date.

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant's revenues for its most recent fiscal year, ended July 31, 1995 were $ -0- . The aggregate value of the voting stock of the registrant held by non affiliates as of February 7, 1997 was $5,065,145 based on the reported average closing bid and asked price of $ .35 on that day. Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date: 14,471,756 shares of Common Stock of February 7, 1997.

                                     PART I

ITEM 1.  BUSINESS

Recent Developments

         Winners All International, Inc. (The Company) was operationally inactive from August 1, 1995 to January 26, 1997. The Company has been holding regular Board meetings to restructure its operations, transact business to rebuild shareholder value, settle outstanding former legal matters, and bring its Securities Exchange Commission filing requirements and records current.

         On January 28, 1997, the Company entered into an Acquisition Agreement with Perma Seal (Perma Seal), wherein the Company purchased all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares of common stock, with a par value of $.01 per share, in exchange for 2,100,000 shares of common stock of the Company. See "Certain Relationships and Related Transactions".

         On January 29, 1997, a Special Meeting of the Board of Directors, recognized and resolved, that as a result of the permanent impairment of operational assets a measurement date of January 29, 1997 was established, to abandon former operations effective for year ended July 31, 1995.

         On February 4, 1997, Perma Seal entered into a Letter of Intent with Envio Dynamics Corporation. Perma Seal International, Inc. will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of Envio Dynamics Corporation in exchange for $750,000.

         On February 7, 1997, the Company entered into a contract with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he will receive one million shares of stock with an option to purchase two million additional shares at $ .50 cents a share. The option can be exercised within 120 days after date of grant. No effect will be given, to these consolidated financial statements, until the issuance and exercise date of the stock and options has been determined.

         Perma Seal is a Florida corporation in its initial stages of development, which has as its sole asset an exclusive sales and distribution Agreement for the marketing and distribution of a new line of sealant and coating products. The exclusive marketing and distribution rights cover the territories including Europe, Caribbean, South America, Latin America and Mexico.

         The International Distribution Agreement was executed between Envio Dynamics Corporation and Perma Seal on January 27, 1997. The product line is being developed and will be manufactured by Envio Dynamics Corporation, which is a non-affiliated Griffin-Georgia based, privately-held corporation in its initial stages of development. The product line uses a patent pending
"recycled" rubber process to create "rubberized" sealant and coating materials, with no new original rubber being used. Instead, the pure recycled rubber is derived from existing resources of used tires.

         The process involves, in short, using pure recycled rubber from used tires mixed with a specially developed formula to create a new "rubberized" sealant and coating material for the marketplace.

         One of the new products is a Single Ply Spray On Roofing System that is seamless. The color is white, which enables the product to reflect almost 90% of the heat with a high insulation rating. Like pure rubber, the products will contract and expand, unlike a chemical product, that may dry and crack. The products are estimated to have 5 to 10 times the life of existing similar products. Other products planned for development by Envio Dynamics Corporation, the manufacturer, include:

         Bus and Trailer Coatings
         Automobile Undercoatings
         Moisture Barrier Basements and Above Ground
         Seamless Floors
         Mobile Home Roofing
         Heavy Duty Tank Linings
         Block Filler Sealant
         Anti Slip Coatings
         Stucco Type Finish

         Perma Seal intends to pursue sales in various geographic areas. Perma Seal received a letter from a builder's supply chain in Mexico with over 2,000 stores confirming its interest in the products. However, the Company is aware and no assurance has been given that such interest will culminate into a purchase agreement.

         Recently, Perma Seal entered into a Letter of Intent for the purchase of seventy five (75%), amounting to 3,750,000 shares, of the authorized common stock of Envio Dynamics Corporation. Subject to the final execution of the Purchase Agreement, Perma Seal will control the business affairs of the manufacturer of the products. Perma Seal will then control the United States and international markets, for the sale and distribution of the developing product line, patent pending formulae, and manufacturing processes.

         Perma Seal plans to work with other leading manufacturing facilities around the world for the licensing of the process and distribution of the products. Perma Seal will be electing three (3) directors to the five (5) member Board of Directors of Envio Dynamics Corporation.

         Envio Dynamics Corporation ("Envio") has leased a manufacturing facility, previously used to make chemical products, on a five acre parcel of land in Georgia, with an option to purchase the facility. The facility is equipped with mixing machines, offices, lab room, raw material space, distribution facility, and is adjacent to an active railroad track.

         Mr. Earle Jonas, the founder of Envio, will be staying on as Chief Operating Officer to ensure the product development and manufacturing process. Mr. Jonas will have a five year Employment Agreement with an annual salary of $120,000 plus commissions on Gross Sales up to $100 million dollars.

Historical Information

         Pursuant to a Stock Purchase Agreement dated August 25, 1993, the Company, then known as Natural Child Care, Inc., acquired all of the issued and outstanding shares of Winners All Limited, a company incorporated under the laws of the Isle of Jersey, Channel Islands, United Kingdom in exchange for 10,262,983 shares of the Company's common stock (adjusted for a one-for-two reverse split which became effective June 10, 1994). The Company thereupon changed its name to Winners All International, Inc., and Winners All Limited remained its wholly-owned subsidiary.

         The assets of the former company, Natural Child Care, Inc., were liquidated and its business was discontinued so that the business of the Company was entirely that of Winners All Limited, which business was the development, marketing, installation and operation of the "UC'NWIN System".

         Winners All Limited was controlled by Mr. M. Anthony Joyce who was the record owner of 80.9% of the outstanding common stock of the Company following the closing of the Stock Purchase Agreement and who became President of the Company with the power to nominate a majority of the Company's Board of Directors. On July 13, 1994, Brian A. Travis became Chairman of the Board of Directors and Chief Executive Officer of the Company.

         Anthony Joyce continued as President and a Director of the Company until he resigned from all positions on November 7, 1994. He has also disposed of all but 350,000 post-split shares of his common stock in the Company through private transactions. On July 13, 1994, Brian A. Travis became Chairman of the Board of Directors and Chief Executive Officer of the Company.

         On May 12, 1995, Brian A. Travis and Mark Schindler resigned as Chairman of the Board of Directors and Chief Executive Officer and Treasurer, respectively.

         As a result of cessation of operations and activities, a measurement date of January 29, 1997, and an abandonment date of July 31, 1995, has been established by the Board of Directors for the former business of the Company.

         The former business of the Company revolved around the UC'NWIN System, which was licensed worldwide (except for the United States), in September, 1992, by Winners All Limited from UC'NWIN Systems, Inc. Winners All Limited acquired that license in exchange for payment of $2,160,000, plus 200,000 shares of its post-split common stock. Pursuant to the License Agreement, Winners All Limited agreed to pay royalties equal to approximately 7% of revenues. The term of the License Agreement was until September 30, 2009, provided that Winners All Limited was in full compliance with the terms and conditions of the License Agreement.

         The UC'NWIN System was an in-store marketing system which offered consumers a free chance to play games to win coupons and prizes. Each UCNWIN Machine allowed consumers to win merchandise, prizes, cash or "cents off" coupons based on the use of a free access card passed or swiped through a card reader in the UC'NWIN Machine. The card set in motion one of a number of colorful games of chance.

         In November, 1993, the Company agreed to sublicense the UC'NWIN System to a non-affiliated company, Winners All Asia Pacific Ltd. ("Asia Pacific"). The sublicense agreement, as amended, included an initial fee of $2,000,000, which was paid to the Company, and royalty payments of approximately 10% of pre-tax profits until 2003. The territory sub-licensed to Asia-Pacific includes those countries generally referred to as comprising the Pacific Rim. In negotiating with Asia-Pacific, the Company requested UC'NWIN Systems, Inc. to waive certain rights including the right to prior notice of sublicenses or locations negotiated by Asia-Pacific, as well as any inconsistencies between the agreement with Asia-Pacific and the License Agreement.

         Under an agreement made as of December 1, 1994, and as subsequently amended in June 1995, UC'NWIN Systems Corporation's subsidiary, UC'NWIN Systems, Inc. and Winners All International, Inc.'s subsidiary Winners All Limited (WAL), formed WIN Network, LLC ("WinNet"), a limited liability company under the laws of the state of New York to minimize operation costs and maximize the exploitation of the UC'NWIN System. UC'NWIN Systems, Inc. and Winners All Limited contributed the tangible and intangible rights to UC'NWIN System (other than those sublicensed to Winners Asia Pacific) with UC'NWIN Systems, Inc. owning 51% of WinNet and Winners All Limited owning the remaining 49%.

         Subsequent to July 31, 1995, WinNet lost approximately an additional $975,000. Recurring losses, no marketable activities, and numerous litigation have caused WinNet to abandon operations. As a result of the permanent impairment of WinNet, the Board of Directors of the Company recognized the carrying value of the joint venture investment as non-existent, with no projected future cash flows, and it shall be accounted for as abandoned. Accordingly, effective for the year ended July 31, 1995, $1,817,413 has been reflected as a loss on joint venture investment in the consolidated statements of operations.

         Limited Liability Companies are a creation of state law. LLC's are owned by members, who aren't personally liable for the LLC's debts or obligations.

         On July 20, 1994, the Company entered into an agreement to merge with UC'NWIN Systems Corporation, formerly UC'NWIN Systems, Ltd., the parent of UC'NWIN Systems, Inc. UC'NWIN Systems, Inc. was the Licensor to WAL of the worldwide rights (except United States) to the patent and technology comprising the UC'NWIN systems. The Company had filed a registration statement with the Securities and Exchange Commission by which the Company would register and issue one of its shares for each share of UC'NWIN Systems Corporation. In 1996, the Company abandoned its agreement to merge with UC'NWIN Systems Corporation. Subsequent thereto, certain major shareholders of the registrant agreed to exchange their shares of the registrant for UC'NWIN Sysytems Corporation shares on a one-for-four basis. This agreement was ultimately cancelled and all shares of stock of the registrant that were to be exchanged, during this period, were returned to the shareholders of the registrant.

         As a result of total cessation of operations and activities, a measurement date of January 29, 1997, and an abandonment date of July 31, 1995, has been established by the Board of Directors, for the write-off of WAL, a wholly-owned subsidiary of the Company.

Competition

         New Business

         The Company is not aware of any other company manufacturing or selling a product line using a pure "recycled" rubber process to create "rubberized" sealant and coating materials, with no new original rubber being used.

         The process involves, in short, using pure recycled crumb rubber from used tires. The pure recycled crumb rubber is mixed with a specially developed formula to create a new "rubberized" sealant and coating material for the marketplace.

Employees

         The Company as of January 28, 1996 has no salaried employees. During the Company's reorganizational process, approximately six persons are working as independent contractors on a part-time basis. The Company expects, by March 1, 1997, to have four or more employees.

ITEM 2.  PROPERTY

         The Company owns no property. The Company currently occupies office space at 600 NW 44th Street, #2H, Fort Lauderdale, Florida 33309. The Company is actively seeking to lease facilities for permanent office space.

ITEM  3.  LEGAL PROCEEDINGS

         (A) Several lawsuits in Florida and Georgia, have been recorded against WinNet, a member of the WinNet joint venture, and the company. Management is of the opinion these lawsuits are without merit and expects to file a motion to dismiss plaintiff's complaint.

         (B) On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division): The Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of
Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, Singly and Inconcant, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000. Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects file a motion to dismiss Plaintiff's complaint.
The outcome cannot be determined at the present time.

         (C) On April 17, 1995, AG Industries sued Winners All International, Inc. and UC'NWIN Systems, Inc. for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion but the Court has not yet ruled on it. There has been no discovery and the outcome cannot be determined at the present time.

         The Company had entered into a five-year employment agreement, with the former president, who was a major stockholder, expiring August 31, 1998. the employment agreement provides for a base salary of $90,000. In May 1995, the Company and the former president mutually agreed to terminate his employment agreement.

         In June 1995, the company engaged outside counsel to make inquiries concerning certain unauthorized transactions of the Company involving possible irregular payments during 1995: (1) of compensation and commissions to Brian Travis, the former president, and his affiliate (Arrow Capital) aggregating approximately $400,000; (2) Involving other unauthorized activities of the former president as principal of WinNet, an affiliated entity in which the Company has a 49% equity interest, wherein such affiliate made unauthorized purchases of approximately 50,000 hares of the Company's common stock; (3) For transactions involving approximately $250,000 for services redeemed by certain unrelated party entities.

         On July 26, 1995, the Company initiated a lawsuit against the former president and Arrow Capital to recover unauthorized payments of commission; related to the sale of REG S stock, in the amount of $364,675.

         An action, Brian A. Travis v. WIN Network, LLC and Winners All International, Inc. on or about July 3, 1995. In this action, Mr. Travis seeks to enforce a purported employment agreement which he claims was entered into between WIN Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $j10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. WIN Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

         On March 5, 1996, both defendants filed a motion to dismiss the Travis action on the ground that the purported employment agreement violated applicable provisions of the New York Limited Liability Corporation Law, the WIN Network, LLC operating agreement and the Winners All International, Inc. by-laws. Defendants motion is now pending before the Court. As a result of financial restrictions, no further legal activities were performed by the Company.

         On January 29, 1997, the Board of Directors of the Company ratified that all past and current litigation and inquiries against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated and anticipates no further legal actions.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of the high and low bid prices for the Company's common stock and warrants to purchase common stock for the four quarterly periods ended July 31, 1995:

                                 Common Stock                Redeemable Warrants
                                 ------------                -------------------

         Period                  High        Low             High    Low
         ------                  ----        ---             ----    ---

August 1, 1994 -                 3    1/8    3    1/8        --      --
         October 28, 1994        4    1/4    4               --      --

November 1, 1994 -               4    1/4    4               --      --
         January 31, 1995        5           4    5/8        --      --

February 1, 1995 -               4  13/16    3    3/4        --      --
         April 28, 1995          1  13/16    1   7/16        --      --

May 1, 1995                      1    3/4    1    1/2        --      --
         July 31, 1995              11/16        7/16        --      --

         As of the close of business on September 30, 1996, there were 127 and 1 holder of record, respectively, of the Common Stock and Redeemable Warrants. The Company believes it has over 300 beneficial owners of its Common Stock.

         The Company has paid no cash dividends in respect of its Common Stock.

ITEM  6.  SELECTED FINANCIAL INFORMATION

                            YEARS ENDED         YEARS ENDED        YEARS ENDED
                           JULY 31, 1995       JULY 31, 1994      JULY 31, 1993
                           -------------       -------------      --------------

Revenue                     $        --         $ 2,014,576         $   137,454

Costs and expenses            3,250,648           2,890,007             854,178

Net Loss from
Operations                   (3,250,648)           (875,431)           (716,724)

Net Loss from
Operations Per Share              (0.52)              (0.07)              (0.08)


                               JULY 31, 1995      JULY 31, 1994    JULY 31, 1993
                               -------------      -------------    -------------

Total Assets                 $           --         $3,699,622        $2,863,575

Total Current Liabilities           426,361            247,986           263,268

Long-Term Debt                           --                 --                --

Stockholders' Equity             $ (426,361)        $3,451,636        $2,627,307


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(a)  Current Operations

         The Company was operationally inactive from August 1, 1995 through January 26, 1997. On January 29, 1997, a Special Meeting of the Board of Directors was held. Discussions centered on reorganizing the affairs of the Company, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and to bring business records up to date.

         In January, 1997, the Company acquired Perma Seal International, Inc. (Perma Seal). In February, 1997, pursuant to a letter of intent, Perma Seal entered into negotiations to acquire 75% of the authorized common voting stock of Envio Dynamics Corporation. These transactions are described elsewhere in this Form 10K.

(b)  Historical Operations

         Year Ended July 31, 1993

         The year-ended July 31, 1993 was the initial year of the Company. As the Company had few employees and minimal activities, general and administrative expenses were limited to approximately $400,000.

         During this year, the Company acquired a license to the UC'NWIN System. For this license, the Company paid $2,160,000 in cash plus common shares of the Company valued at $500,000. The money was raised from the sale of securities and issuance of debt which debt was ultimately exchanged for stock in the Company. The license is being amortized over fifteen years with amortization of approximately $130,000 during this year. The amortization is based on a fifteen year life, after giving effect to the extension of the license.

         As a result, for the year ended July 31, 1993, the Company lost approximately $717,000.

         The financial statements for the year ended July 31, 1993 have been revised for the effect of the change to amortization resulting from the extension of the license.

         Year Ended July 31, 1994

         Revenues for the year ended July 31, 1994 comprise the following:

         Sale of license to Winners All Asia Pacific          $2,000,000

         Other revenues                                           15,000
                                                              ----------
                                                              $2,015,000
                                                              ----------


         The Company sold rights to certain Pacific Rim countries and received $1,000,000 in cash and notes of $1,000,000. The notes were paid prior to November 30, 1994.

         In connection with the sale of the license for the Pacific Rim to Winners All Asia Pacific, the Company recorded costs of sales. Cost of sales of $481,000 was recorded in connection with this sale representing 20% of the original license, management's estimate of the proportion of the value of the original purchase applicable to the Pacific Rim.

         Royalty expense increased to approximately $583,000 from $292,000 in the prior year. Such royalties are paid to UC'NWIN. The increase is the result of the year ended July 31, 1994 having a full year of expense. Depreciation and amortization increased to approximately $243,000 from $162,000 as a result of the Company having a full year amortization of both the UC'NWIN System license and certain equipment.

         General and administrative expense increased to approximately $1,582,000 from $400,000 as a result of the following factors:

         a. The expenses of the London office increased under the administration of Mr. M. Anthony Joyce. However, marketing and development of the system in that office did not justify the increased cost. With the cessation of Joyce's employment, various costs that he incurred were written off.

         b. In September 1993, with the Recapitalization relating to Natural Child Care, Inc., the Company became a public company with various attendant costs. The Company had significant professional and other costs relating to its being public.

         The royalty and amortization expenses are expected to continue at the current level. When the proposed joint venture between the Company and UC'NWIN described below is operational, the Company's actual general and administrative expenses are expected to be substantially reduced and maintained at a minimal level. However, the Company will continue to have a share of the joint venture which could result in a level of expense in the future equivalent to that of the year ended July 31, 1994.

         Year Ended July 31, 1995

         The Board of Directors, recognized and resolved, that as a result of permanent impairment of operational assets a measurement date of January 29, 1997 was established, to abandonment former operations effective for year ended July 31, 1995.

         The Company had no revenues. Royalty expense to UC'NWIN decreased to approximately $234,000 from $583,000 in the prior year as a result of diminishing activities. The Company had no liquidity to fund the minimum royalty expense reimbursements and ceased abiding to the conditions of the License Agreement.

         General and Administrative expenses decreased to approximately $1,238,000 from $1,582,000 as a result of the joint venture absorbing costs. In addition, costs were expended for legal services incurred for litigation against former management, international travel to supervise London operations and Professional fees for financial statement and filing requirements.

         The Company's 49% interest in the joint venture resulted in a loss of approximately $1,470,000. As a result of the actions of the Board of Directors, asset values were written off as follows:

                  Asset                 Operations                Amount
                  -----                 ----------                ------
         Accounts Receivable            Bad Debts                 $     307,371
         License                        Loss on Disposal          $   1,992,011
         Joint Venture                  Loss on Investments       $   1,817,413

Liquidity and Capital Resources

         (a)  Current

         The Company, currently, does not have the liquidity or capital resources to fund Perma Seal or Envio Dynamics Corporation without raising capital either from borrowing or from the sale of additional shares. The Company expects to raise $1,000,000 by February 28, 1997. The Company is raising additional financing through the sale of shares of common stock. Management believes that such financing is feasible. Management intends to negotiate with vendors to resolve all claims resulting from former operations.

         (b)  Historical

                  Year Ended July 31, 1994

         The Company at July 31, 1994, did not have the liquidity or capital resources to develop the UC'NWIN System without raising capital either from borrowings or from the sale of additional shares. The Company is raising additional financing through the sale of shares of common stock. The Company expects to raise approximately $3,000,000 by December 31, 1994.

         The Company has no formal credit lines or sources or borrowing. The Company intends to negotiate vendor financing and permanent financing for the acquisition and installation of UC'NWIN Systems.

                  Year Ended July 31, 1995

         The Company received proceeds of $3,182,075, net of expenses, from the issuance of additional shares of stock, which was utilized to fund WinNet, the joint venture. See "Business-Historical Information".

ITEM  8.  FINANCIAL STATEMENTS

                               FORM 10-K - ITEM 8
                         WINNERS ALL INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                              PAGE
                                                                              ----
INDEPENDENT AUDITORS' REPORT ............................................     15-16

CONSOLIDATED BALANCE SHEETS .............................................        17

CONSOLIDATED STATEMENTS OF OPERATIONS ...................................        18

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .........................     19-21

CONSOLIDATED STATEMENTS OF CASH FLOWS ...................................        22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............................     23-28

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                             JOEL S. BAUM, CPA, P.A.
                         4310 SHERIDAN STREET, SUITE 202
                            HOLLYWOOD, FLORIDA 33021

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Winners All International, Inc.

We have audited the accompanying consolidated balance sheet of Winners All International, Inc. and Subsidiaries as of July 31, 1995, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Winners All International, Inc. as of July 31, 1994 and 1993, were audited by other auditors whose report dated November 29, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtained reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winners All International, Inc. and Subsidiaries as of July 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring loses, has discontinued former operations, and is in the process of seeking additional capital, whose outcome cannot currently be determined, for the new business activities of the Company. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 12, the Company has been named in a number of lawsuits, many of which cannot be reasonably determined at the present time.

/s/  Joel S. Baum, CPA, P.A.
--------------------------------------
Joel S. Baum, CPA, P.A.
Baum and Company
Certified Public Accountants
Hollywood, Florida

February 5, 1997

                            FELDMAN RADIN & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBER OF DFK INTERNATIONAL                                805 Third Avenue
WITH OFFICES IN PRINCIPAL                               New York, NY 10022-7513
CITIES THROUGHOUT THE WORLD                                 (212) 593-3100
                                                               --------
                                                              TELECOPIER
                                                            (212) 355-3631


                          INDEPENDENT AUDITORS' REPORT

                                                               December 13, 1994

To the Board of Directors
Winners All International, Inc.
New York, New York


      We have audited the accompanying consolidated balance sheets of Winners All International, Inc. and Subsidiaries as of July 31, 1994 and 1993 and the related consolidated statements of operations and retained earnings and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winners All International, Inc. and Subsidiaries at July 31, 1994 and 1993 and the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                          /s/Feldman Radin & Co., P.C.
                                             -------------------------------
                                             Feldman Radin & Co., P.C.
                                             Certified Public Accountants

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1995 AND 1994


                                     ASSETS
                                                            1995             1994
                                                        -----------      -----------
Current Assets:
   Cash and Cash Equivalents                            $        --      $   108,037
   Accounts Receivable-Trade                                     --            3,908
   Note Receivable                                               --        1,000,000
   Prepaid Royalties                                             --          293,247
   Prepaid Expense                                               --           18,612
   Other Current Assets                                          --           49,957
                                                        -----------      -----------
      Total Current Assets                                       --        1,473,761
                                                        -----------      -----------

Property and Equipment, Net                                      --          309,915
                                                        -----------      -----------

Other Assets:
   License, Net of Accumulated Amortization                      --        1,903,661
   Other Current Assets                                          --           12,285
                                                        -----------      -----------
           Total Other Assets                                    --        1,915,946
                                                        -----------      -----------
                                                        $        --      $ 3,699,622
                                                        ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable
     and Accrued Expense                                $   426,361      $   229,428
   Other Current Liabilities                                     --           18,558
                                                        -----------      -----------
        Total Current Liabilities                           426,361          247,986
                                                        -----------      -----------

Commitments and contingencies
Stockholders'  (Deficit) Equity:
   Preferred Stock, $1.00 Par Value,
   2,000,000, Shares Authorized;
   Series A Convertible, 750,000 Shares Authorized;
   Issued & Outstanding, 62,500 Shares Unconverted
   at July 31, 1995, 112,500
   Shares Unconverted at July 31, 1994 (Less
   Offering Costs of $7,465)                                 55,035          105,035

   Common Stock $.01 Par Value,
   60,000,000 shares Authorized;
   14,471,756 Shares Issued & Outstanding
   July 31, 1995, 12,166,760 Shares Issued
   & Outstanding July 31, 1994                              144,717          121,168

   Additional Paid-In-Capital                             8,026,114        4,817,588
   Accumulated (Deficit)                                 (8,652,227)      (1,592,155)
                                                        -----------      -----------
       Total Stockholders' (Deficit) Equity                (426,361)       3,451,636
                                                        -----------      -----------
                                                        $         0      $ 3,699,622
                                                        ===========      ===========

                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED JULY 31,
                                    -----------------------------------------------
                                        1995              1994             1993
                                    ------------      ------------      -----------
REVENUES                            $         --      $  2,014,576      $   137,454
                                    ------------      ------------      -----------
Cost and Expenses
  Cost of Sales                               --           481,122               --
  Royalty Expense                        233,920           583,332          291,667
  General and Administrative           1,238,606         1,582,114          400,272
  Depreciation and Amortization               --           243,439          162,239
  Bad Debts                              307,371                --               --
  Share of WinNet Loss                 1,470,751                --               --
                                    ------------      ------------      -----------

                                       3,250,648         2,890,007          854,178
                                    ------------      ------------      -----------

(Loss)  Before other Expenses         (3,250,648)         (875,431)        (716,724)
                                    ------------      ------------      -----------

Other (Expense):
  Loss on Disposal of Assets          (1,992,011)               --               --
  Loss on Investments                 (1,817,413)               --               --
                                    ------------      ------------      -----------

Total Other (Expense):                (3,809,424)               --               --
                                    ------------      ------------      -----------

Net (Loss)                          $ (7,060,072)     $   (875,431)     $  (716,724)
                                    ============      ============      ===========

NET LOSS PER COMMON SHARE           $      (0.52)     $      (0.07)     $     (0.08)
                                    ============      ============      ===========

AVERAGE SHARES OUTSTANDING            13,487,258        12,055,413        8,912,940
                                    ============      ============      ===========


                      SEE INDEPENDENT AUDITORS' REPORT AND
             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1995, 1994, 1993


                                         Stock           Common Stock
                                         Amount                     Amount                           Stock
                            Preferred  Par Value                   Par Value        Paid-In       Subscription      Accumulated
                              Shares    $1.00        Shares          $0.01          Capital        Receivable         Deficit
                              ------    ------       ------          ------         -------        ----------         -------
Balance at July 31, 1992        --       $--               --       $     --       $       --       $      --        $      --

Sale of Common Stock            --        --        3,744,998         37,450          785,550              --               --

Issuance of Common in
Connection with the
License Purchase                --        --          200,000          2,000          498,000              --               --

Issuance of Stock for
Conversion of Debt              --        --        5,653,434         56,534        1,639,496              --               --

Sale of Common Stock,
Shares not Issued               --        --          108,333          1,083          323,917              --               --

Stock Subscription
Receivable                      --        --          453,233          4,532          131,438         (135,970)

Net (Loss) for the Year         --        --               --             --               --              --         (716,724)
                                -----------------------------------------------------------------------------------------------


                                                Treasury Stock
                                 Subtotal       Shares   Amount        Total
                                 --------       ------   ------        -----
Balance at July 31, 1992       $        --        --      $--       $        --

Sale of Common Stock               823,000        --       --           823,000

Issuance of Common in
Connection with the
License Purchase                   500,000        --       --           500,000

Issuance of Stock for
Conversion of Debt               1,696,030        --       --         1,696,030

Sale of Common Stock,
Shares not Issued                  325,000        --       --           325,000

Stock Subscription                      --        --       --                --
Receivable

Net (Loss) for the Year           (716,724)       --       --          (716,724)
                               -------------------------------------------------




                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1995, 1994, 1993


                                                   Stock                 Common Stock
                                                   Amount                            Amount
                                   Preferred     Par Value                          Par Value        Paid-In
                                    Shares         $1.00            Shares            $0.01          Capital
                                    ------         ------           ------            ------         -------
Balance at July 31, 1993                --              --         10,159,998         101,599         3,378,401

Receipt of Stock Subscription
Receivable                              --              --                 --              --                --

Issuances of Stock                      --              --             77,135             771           255,211

Issuance of Common Stock
Pursuant to Recapitalization       617,500         610,035          1,874,597          18,746           978,577

Conversion of Series A
Preferred Stock to Common Stock   (505,000)       (505,000)           181,800           1,818           503,182

Acquisition and Retirement of
Treasury Stock                          --              --           (176,750)         (1,768)         (297,783)

Net(Loss) for the Year                  --              --                 --              --                --
                                  ------------------------------------------------------------------------------


                                    Stock
                                 Subscription   Accumulated                              Treasury Stock
                                  Receivable      Deficit          Subtotal          Shares          Amount            Total
                                  ----------      -------          --------          ------          ------            -----

Balance at July 31, 1993          (135,970)       (716,724)        2,627,306              --              --         2,627,306

Receipt of Stock Subscription
Receivable                         135,970              --           135,970              --              --           135,970

Issuances of Stock                      --              --           255,982              --              --           255,982

Issuance of Common Stock
Pursuant to Recapitalization            --              --         1,607,358         336,000        (273,000)        1,334,358

Conversion of Series A
Preferred Stock to CommonStock          --              --                --              --              --                --

Acquisition and Retirement of
Treasury Stock                          --              --          (299,551)       (336,000)        273,000           (26,551)

Net (Loss) for the Year                 --        (875,431)         (875,431)             --              --          (875,431)
                                  ---------------------------------------------------------------------------------------------



                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1995, 1994, 1993

                                                 Stock                Common Stock
                                                 Amount                           Amount                       Stock
                                 Preferred      Par Value                        Par Value        Paid-In    Subscription
                                  Shares          $1.00           Shares           $0.01          Capital      Receivable
                                  ------          ------          ------           ------         -------      ----------

Balance at July 31, 1994         112,500          105,035        12,116,780        121,168        4,817,588        --

Issuance of Stock                     --               --         2,336,976         23,369        3,158,706        --

Conversion of Series A
Preferred Stock to Common        (50,000)         (50,000)           18,000            180           49,820        --
Stock

Net (Loss) for the Year               --               --                --             --               --        --
                                 -------------------------------------------------------------------------------------
Balance at July 31, 1995          62,500        $  55,035        14,471,756       $144,717       $8,026,114       $--
                                 =====================================================================================

                                  Accumulated                            Treasury Stock
                                   Deficit           Subtotal        Shares          Amount          Total
                                   -------           --------        ------         ------           -----
Balance at July 31, 1994         (1,592,155)         3,451,634         --              --         3,451,634

Issuance of Stock                        --          3,182,075         --              --         3,182,075

Conversion of Series A
Preferred Stock to Common                --                 --         --              --                --
Stock

Net (Loss) for the Year          (7,060,072)        (7,060,072)        --              --        (7,060,072)
                                ----------------------------------------------------------------------------

Balance at July 31, 1995        $(8,652,227)       $  (426,363)       $--             $--       $  (426,363)
                                ============================================================================



                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    YEARS ENDED JULY 31,
                                                        1995               1994               1993
                                                    -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                          $(7,060,072)       $  (875,431)       $  (716,724)
Adjustments to Reconcile Net Loss to Net
Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                              --            243,439            162,239
  Sale of Intangibles                                        --            481,122                 --
  Write Down of Fixed Assets                                 --             42,804                 --
  Share of WinNet Loss                                1,470,751                 --                 --
  Loss on Disposal of Intangible Assets               1,992,011                 --                 --
  Loss on Investments                                 1,817,413                 --                 --
  Bad Debt Expense                                      307,371                 --                 --
Changes in Assets and Liabilities:
  Accounts Receivable-Trade                               3,908             (3,908)                --
  Prepaid Expense and Other Current Assets              374,101           (293,786)           (18,073)
  Note Receivable                                     1,000,000         (1,000,000)                --
  Other Assets                                           62,242            (62,242)                --
  Accounts Payable and Accrued Expenses                 178,375            138,993             90,436
  Royalties Payable                                     190,178           (145,833)           145,833
  Other Current Liabilities                             (11,963)            18,559                 --
                                                    -----------        -----------        -----------
     Total Adjustments                                7,384,387           (580,852)           380,435
                                                    -----------        -----------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        324,315         (1,456,283)          (336,289)
                                                    -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments to Acquire Property and Equipment            (12,187)          (225,426)          (257,755)
  Payments to Acquire License                                --                 --           (580,000)
  Investment in Win Network LLC                      (3,602,240)
  Cash Acquired in Reverse Acquisition                       --          1,164,619                 --
                                                    -----------        -----------        -----------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES     (3,614,427)           939,193           (837,755)
                                                    -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Preferred Stock                  --            105,034                 --
  Proceeds from Issuance of Common Stock              3,182,075            430,106          1,264,031
                                                    -----------        -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:            3,182,075            535,140          1,264,031
                                                    -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                        (108,037)            18,050             89,987
                                                    -----------        -----------        -----------

CASH AT THE BEGINNING OF YEAR                           108,037             89,987                 --
                                                    -----------        -----------        -----------

CASH AT THE END OF YEAR                                      --        $   108,037        $    89,987
                                                    ===========        ===========        ===========
Supplemental Cash Flow Data:
  Non-Cash Operating Activities
    Loss on Disposal of Intangible Assets           $ 1,992,011        $        --        $        --
    Loss on Investments                               2,090,333                 --                 --
  Non-Cash Financing Activities
    Conversion of Preferred Stock to Common              50,000            505,000                 --
Stock
    Common Stock Issued for License                          --                 --            500,000
    Common Stock Issued for Capital                          --                 --          1,580,000
Contribution of Debt
    Assets Acquired from Acquisition                         --            169,739                 --


     SEE INDEPENDENT AUDITORS' REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

The Company was incorporated in October 1989 as Natural Child Care, Inc. In September 1993, Natural Child Care, Inc. (NCC) purchased Winners All Limited
(WAL), a development-stage company, organized under the laws of the Isle of Jersey, Channel Island, United Kingdom. This acquisition has been treated as a recapitalization. Following the recapitalization, the shareholders of WAL obtained a majority of the voting rights in NCC and as a result the recapitalization was accounted for as a reverse acquisition, with WAL the successor. On October 27, 1993, the legal name was changed to Winners All International, Inc.

Winners All International, Inc. (the Company) was operationally inactive from August 1, 1995 through January 26, 1997, On January 29, 1997 a special meeting of the Board of Directors was held. Discussions centered on reorganizing the affairs of the Company, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and to bring business records up to date to continue as a going concern. The Board of Directors ratified, retroactive to the year ended July 31, 1995, certain resolutions as follows:

A. Accounts receivable were uncollectable and written off. (Note 10)

B. Prepaid expenses have no future value and are to be expensed.

C. Property and equipment have no future recoverable or salvage value and are to be accounted for as an abandonment. (Note 4)

D. Advances made by the Company to UC'NWIN Systems Corporation, formerly UC'NWIN systems, Ltd., are uncollectable and written off. (Note 10)

E. WIN Network, LLC., a 49% joint venture investment, has ceased all operations. Investments in the joint venture have no carrying value, no expected future recovery and are written off. (Note 6)

F. A 1992 seventeen year licensing agreement has no projected future cash flows. The value of this agreement is non-existent and shall be accounted for as a loss from disposal of a long-lived asset. (Note 5)

G. All subscriptions receivable have been unfulfilled and written off. (Note 7)

H. Winners All, Ltd., a wholly-owned subsidiary of the Company, has ceased all operations. A measurement date of January 28, 1996 and an abandonment date of July 31, 1995 has been established. (Note 13)

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

I. Disputes with former management shall cease and be considered fully resolved. (Note 12)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. The accounting policies used conform to generally accepted accounting principles and have been consistently applied in the preparation of these consolidated financial statements.

            PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany items and transactions have been eliminated

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company has adopted Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            PROPERTY AND EQUIPMENT

            Property and equipment are recorded at historical cost. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets.

            Maintenance and repairs are charged to operations. Additions and betterments which extend the useful lives of the assets are capitalized. Upon retirement or disposal of the property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and, the resulting gain or loss is reflected in operations.

            INTANGIBLE ASSETS

            Intangible assets (License) are recorded at historical cost. Amortization of the distribution license is provided on the straight-line method over an estimated useful life of seventeen years.

            JOINT VENTURE INVESTMENT

            The 49% investment in WIN Network, LLC has been accounted for under the equity method.

            INCOME TAXES

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts, and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            WARRANTS AND OPTIONS

            Warrants and options have been recorded at fair market value on the date of issuance and expensed in the applicable period.

            FOREIGN CURRENCY TRANSACTION

            Through July 31, 1995, the Company has accounted for the activities of its foreign subsidiary with the U.S. dollar as the functional currency. Any exchange gains or losses during the period were insignificant.

            PER SHARE DATA

            Per share data is calculated based on average number of shares outstanding. Stock options and warrants are considered to be common stock equivalents, but are excluded from earnings per share computations because of immateriality or anti-dilution.

            RESTATEMENTS

            a) Recapitalization - The consolidated financial statements give retroactive effect to the recapitalization of the par value on the common stock (Note 3).

            b) Stock Split - August 3, 1993, the Board of Directors declared a
            1.2 for one stock split, effected in the form of a stock dividend, to common stock shareholders of record on August 16, 1993, payable September 23, 1993. In June 1994, the Board of Directors declared a 1 for 2 reverse stock split of common stock. Accordingly, the number of common shares outstanding and per share data, for all periods, have been restated to reflect stock splits. The par value of the shares of common stock in connection with the stock splits has been recorded to common stock and a like amount against additional paid-in capital.

            c) Restatement - The economic life of the license was changed from five years to seventeen years which is the term of the license. The consolidated financial statements for the year ended July 31, 1993 have been restated to give effect to the increased amortization period, and amortization decreased by approximately $300,000 for the year.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 2 - GOING CONCERN

            The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which considers continuation of the Company as a going concern.

            Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the consolidated financial statements, the Company has suffered recurring losses, from previous operations, resulting in an accumulated deficit of $(8,652,227) and a shareholders (deficit) of $(426,360). In addition, management of the Company has established a "measurement date" of January 29, 1997 to discontinue former operations, The Company must also obtain a significant amount of capital for the future development of new activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Management believes that the discontinuance of former operations is the first step necessary in restructuring the Company towards future profitable activities. In the opinion of management, the acquisition of Perma-Seal, and other possible acquisitions of start-up companies, will generate significant revenues in future years. The Company plans to raise significant capital through the issuance of additional shares of stock.

            The consolidated financial statements do not include any adjustments that might result from these uncertainties.

NOTE 3 - RECAPITALIZATION

            Effective September 23, 1993, the Company acquired the stock of Winners All Limited (WAL), in a reverse acquisition, in which WAL's shareholders acquired voting control of the Company. The acquisition was accomplished through an exchange of stock in which the Company exchanged 2,140,220.36 shares of newly issued Series A Convertible Preferred Stock for 100% of the outstanding stock of WAL. Such preferred stock was converted into 10,261,983 shares of common stock or 9 shares of common stock for each share of preferred stock. Upon completion of this transaction, the shareholders of WAL controlled approximately 86% of the voting rights of the combined Company.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 3  - RECAPITALIZATION (CONTINUED)

            For financial reporting purposes, WAL is deemed to be the acquiring entity. The merger has been reflected in the accompanying consolidated financial statements as a recapitalization of WAL and an issuance of shares by Winners All International, Inc.

            In the recapitalization, WAL is deemed to have issued 10,261,983 shares of common stock.

            The operations of Winners All International, Inc. since September 23, 1993 have been included in the operations of the Company. Prior to consummating the acquisition, NCC discontinued the operations of its previous business in June 1993. NCC executed an agreement to sell its product line to an unrelated party for approximately $313,000. NCC received approximately $23,000 in cash and a $290,000 promissory note. The purchaser subsequently made certain claims with respect to the product inventory and related liabilities. The two parties reached a settlement which is $125,000 less than the face amount of the note. In addition, NCC was relieved of financial responsibility for possible product returns. Accordingly, the note balance was written down by $125,000 to reflect the final settlement and an accrued product returns allowance of $13,500 was eliminated. The adjusted note balance of $165,000 was paid in full on March 1, 1994. The subsequent write down of the note has been treated as a reduction of the proceeds received by the Company for the shares issued to the former shareholders of NCC.

            Reconciliation of shareholders' equity for the reverse acquisition of NCC and WAL is as follows:


            NCC shareholders' equity at July 31, 1993            $    1,536,350
            Net loss to September 23, 1993                              (76,992)
            Write down of NCC note receivable                          (125,000)
            Adjusted NCC shareholder's equity                    --------------
            at September 30, 1993                                $    1,334,358
                                                                 ==============


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 4 - PROPERTY AND EQUIPMENT

            A summary of property and equipment is as follows:

                                                   1995               1994
                                                 --------          ---------
            UC'NWIN Machines                     $     --          $ 336,044
            Vehicles                                   --             41,221
            Furniture and Fixtures                     --             34,593
                                                 --------          ---------
                                                       --            411,858
                                                 --------          ---------
            Less:  Accumulated Depreciation            --           (101,943)
                                                 --------          ---------
                                                 $     --          $ 309,915
                                                 --------          ---------


NOTE 5 - LICENSE AGREEMENTS

            (A) On September 30, 1992, as amended on December 9, 1992, WAL entered into a seventeen year, worldwide, exclusive of the United States, master license agreement with UC'NWIN Systems, Inc. (UCW), a wholly-owned subsidiary of UC'NWIN Systems Corporation, formerly known as UC'NWIN Systems, Ltd., for the UC'NWIN System. In consideration for the aforementioned rights, WAL paid $2,660,000, of which $1,580,000 was paid on its behalf by WAL's principal shareholder. A portion of the consideration, $500,000, was paid by the issuance of 200,000 shares of common stock of the Company.

            Royalty expense for the years ended July 31, 1995, 1994 and 1993 were $233,920, $583,332 and $291,667, respectively.

            Amortization expense of the license agreement for the years ending July 31, 1995, 1994 and 1993 were $-0-, $156,000 and $130,000, respectively.

            (B) On July 1, 1994, WAL sold an exclusive license, for certain Pacific Rim countries known as the "Asia Territory", of the UC'NWIN System, to Winners All Asia Pacific Limited, for $2,000,000; $1,000,000 was paid prior to July 31, 1994, and subsequently the balance of $1,000,000 was received. Of the master license, (see Note 5-A) 20% was charged to the sale, representing management's estimate of the value of the master license applicable to the Asia Territory.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 5 - LICENSE AGREEMENTS (CONTINUED)

            Mr. Brian A. Travis, former chairman and chief executive officer of the Company, was also chief executive officer of the Licensee. However, there was no commonality of ownership between the Company and the Licensee.

            (C) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that management, with authority to approve the action, has committed to a plan to dispose of the assets, whether by sale or abandonment, and establish the value of the assets, at the lower of carrying amount or fair market value, less cost to sell.

            As a result of the permanent impairment of the master license, due to ceased operations, the Board of Directors of the Company recognized the carrying value of the master license agreement as non-existent, with no projected future cash flows, and shall be accounted for as abandoned. Accordingly, effective for the year ended July 31, 1995, $1,994,931 has been reflected as a loss on disposal of assets in the consolidated statements of operations.

NOTE 6 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC

            In December 1994, and as subsequently amended in June 1995, WAL, the wholly-owned subsidiary of the Company, and UC'NWIN Systems, Inc., created WIN Network, LLC (WinNet), a limited liability company, to exploit the UC'NWIN System. WAL and UC'NWIN Systems, Inc. contributed the tangible and intangible rights to the UC'NWIN system (other than those sub-licensed to Winners All Asia Pacific Limited). WAL owns 49% of WinNet and UC'NWIN Systems, Inc. the remaining 51%. From inception through July 31, 1995, WinNet has lost $2,823,287 of which $1,470,751 has been shown as a loss on the consolidated financial statements of the Company. Amounts shown as investment in WinNet represents the carrying value of certain assets contributed and amounts expended on behalf of WinNet since its formation.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 6 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC (CONTINUED)

            Subsequent to July 31, 1995, WinNet has lost approximately an additional $975,000. Recurring loses, no marketable activities, and numerous litigation have caused WinNet to abandon operations. As a result of the permanent impairment of WinNet, the Board of Directors of the Company recognized the carrying value of the joint venture investment as non-existent, with no projected future cash flows, and it shall be accounted for as abandoned. Accordingly, effective for the year ended July 31, 1995, $1,817,413 has been reflected as a loss on joint venture investment in the consolidated statements of operations.

            Limited liability Companies are a creation of state law. LLC's are owned by members, who aren't personally liable for the LLC's debts or obligations. (See Note 12)

NOTE 7 - STOCKHOLDERS' EQUITY

            (A) Preferred Stock - The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 share to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entitles its holder to convert it into .36 shares of common stock, as adjusted in the event of future dilution; to receive $1.000 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

            (B) In January 1995, the Company received subscriptions to purchase shares of stock at prices ranging from $2.00 to $3.33 a share. Of the total of approximately $4,378,000 subscribed, $3,646,750 was paid by April 30, 1995. The remainder of approximately $731,250 remained unfulfilled. The subscriptions and sales were accounted as follows:

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)


             Total Subscribed                                       $  3,646,750

                      Less:          Commission to Affiliate of
                                     Former Chief Executive
                                     Officer of  the Company             364,675

                                     Professional Fees                   100,000
                                                                    ------------
            Total Proceeds                                          $  3,182,075
                                                                    ============

            Accordingly, the average selling price, of 2,336,976 issued, amounted to $1.56 per share. On August 22, 1995, Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. (See Note 12) reported on the activities of former management. Subsequently, the Board of Directors of the Company acknowledged the offering as permanently closed, and that, any subscription receivables unfulfilled shall be accounted for, as canceled, in the consolidated financial statements, effective for the year ended July 31, 1995.

NOTE 8 - STOCK OPTIONS AND WARRANTS

            (A) Stock Option Plan - On July 26, 1991, the Company adopted an Incentive and Non-Qualified Stock Option Plan whereby options to purchase 120,000 shares of common stock may be granted until July 25, 2001. The plan is administered and terms of stock purchases are established by the Board of Directors. Qualified options, under the plan, may be granted to management and key employees at a price equal to the fair market value at the date of grant (110% of fair market value if the employee owns more than 10% of the Company's voting stock). Non-qualified options may be exercised at any time during the five-year period following the date the options becomes exercisable, which date is established by the Board of Directors when the option is granted. The total stock options outstanding under the stock-option plan were 24,150 as of July 31, 1995, 1994 and 1993.

            On June 1, 1993, the Board of Directors awarded six 3 year options, outside the Plan, to purchase 15,000 shares of common stock (a total of 90,000 shares) at $3.34 per share to the five Board members and an officer. The stock options for two of the Board members were canceled in November 1994.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

            In conjunction with NCC's initial public offering in April 1992, redeemable warrants were issued to purchase 450,000 shares of common stock at an exercise price of approximately $6.66 per share. These warrants were set to expire on April 28, 1994. The warrants' expiration date was extended to January 27, 1996.

            Additionally, the 37,500 units, held by the underwriter to purchase common stock and warrants, were renegotiated in September 1993 due to certain anti-dilution provisions included in their unit agreement. The underwriters now have warrants to purchase up to 90,000 units, each unit consists of two shares of common stock and a warrant to purchase one share of common stock, at an exercise price of $14.52. Such warrants expiring April 27, 1997 are exercisable at
            6.66 per share.

            The following table summarizes the change in options and the related price ranges for shares of the Company's common stock: (including the stock-option plan).


                                  STOCK OPTIONS

                                                  Shares           Option Price
                                                  ------           ------------
            Outstanding @ July 31, 1992            55,200

                 Granted                          105,000           $3.34-$6.66
                                                  -------
                 Canceled                         (92,100)
                                                  -------

            Outstanding @ July 31, 1993           114,150           $3.32-$6.66

                  Granted (Canceled)                   --
                                                  -------
            Outstanding @ July 31, 1994           114,150           $3.32-$6.66
                                                  -------

                  Granted(Canceled)                    --

            Outstanding @ July 31, 1995           114,150           $3.32-$6.66
                                                  -------

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 9 - INCOME TAXES

            The Company has net operating tax loss carryforwards of approximately $7,100,000 in the United States and $1,500,000 in the United Kingdom, of such loss carryforwards, approximately $3,000,000 represents carryforwards of a predecessor, the utilization of which will be credited to additional paid-in capital. The Company is not current with its corporate income tax filings.

NOTE 10 - BAD DEBTS

            The Board of Directors of the Company recognized $272,920 of advances to UC'NWIN Systems Corporation, and other receivables of $34,451, as uncollectable. Accordingly, effective for year ended July 31, 1995, $307,371 has been reflected as a bad debt in the consolidated financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

            The Company currently has no leases for the rental of facilities.

NOTE 12 - LITIGATION

            (A) Several lawsuits, in Florida and Georgia, have been recorded against WinNet, UC'NWIN Systems Corporation and the Company, as members of the LLC. Management is of the opinion these lawsuits are without merit and expects to file a motion to dismiss plaintiff's complaints.

            (B) On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division): The Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000, the Plaintiff does not identify the damage that it allegedly incurred.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 12 - LITIGATION (CONTINUED)

            The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects file a motion to dismiss Plaintiff's complaint. The outcome cannot be determined at the present time.

            (C) On April 17, 1995, AG Industries sued Winners All International, Inc. and UC'NWIN Systems Corporation for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion but the Court has not yet ruled on it. There has been no further discovery and the outcome cannot be determined at the present time.

            The Company had entered into a five-year employment agreement, with the former president, who was a major stockholder, expiring August 31, 1998. The employment agreement provides for a base salary of $90,000. In May 1995, the Company and the former president mutually agreed to terminate this agreement.

            In June 1995, the Company engaged outside counsel to make inquiries concerning certain unauthorized transactions of the Company: (1) of compensation and commissions to Brian Travis, the former president, and his affiliate (Arrow Capital) aggregating approximately $400,000; (2) of unauthorized activities of the former president as principal of WinNet, an affiliated entity, in which the Company has a 49% equity interest, wherein such affiliate made unauthorized purchases of approximately 50,000 shares of the Company's common stock; (3) For transactions involving approximately $250,000, for services rendered by certain unrelated parties.

            On July 26, 1995, the Company initiated a lawsuit, against the former president and Arrow Capital, to recover unauthorized payments of commissions, related to the sale of Regulation S stock, in the amount of $364,675.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 12 - LITIGATION (CONTINUED)

            An action, Brian A. Travis v. WIN Network, LLC and Winners All International, Inc. on or about July 3, 1995. In this action, Mr. Travis seeks to enforce a purported employment agreement which he claims was entered into between WIN Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. WIN Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

            On March 5, 1996, both defendants filed a motion to dismiss the Travis action on the grounds that the purported employment agreement violated applicable provisions of the New York Limited Liability Corporation Law, the WIN Network, LLC operating agreement and Winners All International, Inc.'s by-laws. Defendants motion is now pending before the Court. As a result of financial restrictions, no further legal activities were performed by the Company and there has been no further discovery.

            On January 29, 1997, the Board of Directors of the Company ratified that all past and current litigation, and inquiries, against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated, and anticipates no further legal actions, and no consideration was exchanged.

NOTE 13 - OTHER MATTERS

            On July 20, 1994, the Company entered into an agreement to merge with UC'NWIN Systems Corporation, formerly UC'NWIN system, Ltd., the parent of UC'NWIN Systems, Inc. UC'NWIN Systems, Inc. was the Licensor to WAL of the world-wide rights (except United States) to the patent and technology comprising the UC'NWIN systems. The Company had filed a registration statement with the Securities and Exchange Commission by which the Company would register and issue one of its shares for each share of UC'NWIN Systems Corporation. In 1996, the Company terminated its agreement to merge with UC'NWIN Systems Corporation. Activities related to this merger and any shares of stock that were exchanged, during this period, were negated and all shares returned.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994


NOTE 13  -  OTHER MATTERS (CONTINUED)

            As a result of total cessation of operations and activities, a measurement date of January 29, 1997, and an abandonment date of July 31, 1995, has been established by the Board of Directors, for the write-off of Winners All Limited, a wholly-owned subsidiary of the Company.

NOTE 14  -  SUBSEQUENT  EVENTS

            On January 28, 1997, with Board of Directors approval, the Company acquired 100% of the stock of Perma Seal International, Inc., (Perma-Seal), a Florida corporation, in exchange for 2,100,000 shares of common stock. Perma Seal is in an initial stage of development with no significant assets or liabilities.

            On January 27, 1997, Perma Seal entered into an exclusive three-year, with an option for two years, International Distribution Agreement with Envio Dynamics Corporation, a Georgia corporation. Perma Seal's sales, marketing and distribution rights cover territories including Europe, the Caribbean, South America, Latin America and Mexico. Envio Dynamics Corporation is developing a product line using a, patent pending, recycled rubber process to create rubberized sealant and coating materials.

            On February 4, 1997, Perma Seal entered into a Letter of Intent with Envio Dynamics Corporation (EDC). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of EDC in exchange for $750,000. In addition, a five year employment contract was offered to Mr. Earl Jonas, as Chief Operating Officer, for an annual salary of $120,000, with commissions of one percent (1%) on the first $50 million and one-half percent (1/2) on the next $50 million of Gross Sales. EDC in initial stages of development has ownership of patent pending formulae, enabling it to manufacture, using a recycled rubber process, a product line including rubberized sealant and coating materials.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

NOTE 14  -  SUBSEQUENT  EVENTS  (CONTINUED)

            On February 7, 1997, the Company entered into a contract with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he will receive one million shares of stock with an option to purchase two million additional shares at $ .50 cents a share. The option can be exercised within 120 days after date of grant. No effect will be given, to these consolidated financial statements, until the issuance and exercise date of the stock and options has been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


        On January 6, 1997, the registrant has engaged Baum & Company, Certified Public Accountants, of 4310 Sheridan Street, Hollywood, Florida 33021, to audit the financial statements of the registrant for the year ended July 31, 1995 and assist management and legal counsel in preparing the Form 10K and the Management Discussion and Analysis. Prior audits of the financial statements of the registrant had been completed by Feldman, Radin & Co., P.C., of 805 Third Avenue, New York, New York 10022. At no time have their been any disagreements with Feldman, Radin & Co., P.C.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Board of Directors and Executive Officers

        Following the acquisition of Winners All, Ltd., Mr. Joyce became President and Director of the Company and the Board of Directors was composed of Mr. Joyce, Alex Larkman, Brian Chandler and Paul Gilkes, all of whom were nominated by Mr. Joyce, and Mark Schindler, Eugene Stricker and Jules Zimmerman, all of whom had been directors of Natural Child Care, Inc. Shortly afterwards, Brian Chandler resigned and Charles Gargano was nominated by Mr. Joyce to take his place.

        In July, 1994, Paul Gilkes resigned and was replaced by Brian A. Travis who became Chairman of the Board and Chief Executive Officer of the Company. Mr. Joyce remained as President until he resigned on November 7, 1994. Mark Schindler served as Treasurer and Eugene Stricker as Secretary of the Company. Jules Zimmerman, Director, Mr. Schindler, Director, Vice President and Treasurer, Mr. Stricker, Director and Secretary, all resigned.

        Samuel Weiss was elected as Secretary and subsequently resigned. Brian
A. Travis resigned as Director, Chairman of the Board, and Chief Executive Officer. David Karson was elected as President and Treasurer and subsequently resigned, whereupon Edgar M. Reynolds was elected as President. Jules Zimmerman resigned as Director.

        Each Director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors.

        Set forth below is certain background information with respect to the current directors and officers, including information furnished by them, certain other directorships held by them and their ages as of the filing of this Report.


    NAME                            AGE               POSITION
    ----                            ---               --------
Edgar M. Reynolds                   73                Chairman, President, CEO

Charles Gargano                     58                Director

Jeffrey Goldstein                   42                Director

David M. Goldblatt                  40                Director

Howard Weiser                       57                Director

        Edgar M. Reynolds was elected Chairman of the Board, President and Chief Executive Officer on August 22, 1995. Mr. Reynolds attended Columbia University. Since 1973 until 1994, he has been in an Executive capacity with Digital Products Corporation, a public company in the field of electronics, communications, and home monitoring. At various times, he was the CEO and Director of Digital Products Corporation. Prior thereto he managed a private consulting firm. Prior thereto for twelve years, he was a financial officer and director of a public chain of a variety of toy stores. During this period, he served as a director of two Florida banks. He also served overseas in the United States Army Intelligence Service to World War II and was employed for a worldwide import and export firm with extended stays in foreign countries. He is also conversant in five languages.

        Charles Gargano is the Chairman of the Empire State Development Corporation of New York State. Mr. Gargano also served as the Finance Chairman of the New York Republic State Committee. From August 1988 through August 1991. Mr. Gargano served as United States Ambassador to the Republic of Trinidad and Tobago. A civil engineer, Mr. Gargano has been President of G.M. Development, Inc. and actively serves on many boards and commissions as Chairman or Director, including the Children's Developmental Center, Alpha Hospitality Corp. and First Commercial Bank of Long Island (in formation).

        Jeffrey Goldstein is a graduate of Hofstra University in New York. He is an investor in various businesses.

        David M. Goldblatt has over 25 years of experience in trading, selling and financing United States Government securities and money market instruments. In 1970, Mr. Goldblatt traded short term U.S. government securities at William
E. Pollack and Co. In 1972, he was hired as Vice President at Cantor Fitzgerald and Company, where he was required to sell and finance the Firms trading and matched book positions. In 1976, Mr. Goldblatt was employed by Loeb, Rhodes & Company, as a Senior Vice President. He was responsible for hiring sales personnel for the money market department. In addition, he was in charge of selling and financing the Firm's money market and matched book positions. In 1980, Mr. Goldblatt was a partner in Resource Management. The Firm specialized in trading U.S. government securities and short term money market instruments. In 1992, Mr. Goldblatt initiated and developed the fixed income department at Seaboard Securities. This division specializes in U.S. government securities. Mr. Goldblatt earned his Master's Degree from Hunter College in New York City.

        Howard Weiser was recently appointed as a Director to the Company in connection with the acquisition of Perma Seal, Inc. He worked for Zales Jewelry for more than 20 years, and helped create its massive growth from 200 stores to over 1,800 stores. He was involved in all facets of the business and rose to be Executive Vice President. His experience, development of store branches and travel all over the world, in addition to his long list of influential friends and contacts, provides the know-how and drive for the growth of the sales, marketing and distribution activities forthcoming by the Company.

Compliance with Section is (a) of the Exchange Act

        Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

        To the Company's knowledge, based solely on review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 1995, all Section 16 (a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

        No executive received any compensation during the year ended July 31, 1995, nor was any compensation accrued by the Company. At no time during the year was there more than one executive officer.

        The Company is currently in the process of restructuring its organizational and operational affairs and is considering Executives and the attendant compensation to fill its various executive positions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table provides certain information based on the outstanding securities of the Company as of September 30, 1995, with respect to each director, each beneficial owner of more than 5% of the Company's common stock and all corporate officers and directors as a group:

                                                                                Percent
                                                             Amount             of Class
                                                             ------             --------

Edgar M Reynolds             Chairman and CEO                  -0-
3671 East Citrus Trace       and Director
Davie, FL  33328

Charles Gargano              Director                        100,000            .007%
3 Lazare Lane
Islip, NY  11751

Jeffrey Goldstein            Director                          -0-
2080 Vine Drive
Merrick, NY  11566

David Goldblatt              Director                        100,416            .007%
410 East 80th Street
New York, NY  10024


Howard Weiser                Director                            -0-
8632 NW 54th Street
Coral Springs, FL  33067

Date Corporation Ltd.                                          900,000          .064%
% Bruce Campbell & Co.
Attn:  John Broadbent
Bank of Nova Scotia Bldg
4th Floor
British West Indies
Grand Cayman Islands

Cede & Co.                                                   3,229,240          .231%
PO Box 20
Bowling Green Sta
New York, NY  10025

Lauder International, Ltd.                                   5,125,000          .366%
PO Box 884
Grand Cayman BWI
Cayman Islands

Officers and Directors as a Group                              200,416          .014%




(1)     All of the above shares are owned of record and beneficially.

(2)     None of the officers and directors own Unit Warrants.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Brian Travis, former Chairman and Chief Executive Officer of the Company, was also a principal of Arrow National and Chief Executive Officer of Asia Pacific Limited. The Company and Mr. Travis have each initiated litigation against the other. (See Item 3 - Legal Proceedings; See Item 8 - Notes 5 and
11).

        Mark Schindler and Eugene Stricker, Officers and Directors of the Company, are principals of Madison Venture Partners, which leased office space to the Company at 505 Park Avenue, New York, New York, on a month to month lease, at $800 per month for the first six months of 1994. That arrangement is no longer in effect.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended July 31, 1995.

        Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" page herein. All other schedules are omitted because either (I) they are not required under the instructions,
(ii) they are inapplicable, or (iii) the information is included in the financial statements.



                                    EXHIBITS

Exhibit No.
-----------
     2 Acquisition Agreement of Perma Seal International, Inc. by the Company.


     99 Letter of Intent between Perma Seal International, Inc. and Envio Dynamics Corporation.

                                   SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended July 31, 1995 Form 10K Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                      By: /s/  Edgar M. Reynolds
                                         --------------------------------------
                                            Edgar M. Reynolds
                                            President & Chief Executive Officer
                                            Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:


               Signature                                         Date
               ---------                                         ----
/s/ Edgar M. Reynolds                                     February 10,1997
------------------------------
Edgar M. Reynolds
Director

                                                          February  ,1997
------------------------------
Charles Gargano
Director

/s/  David M. Goldblatt                                   February 10,1997
------------------------------
David M. Goldblatt
Director

                                                          February  ,1997
------------------------------
Jeffrey Goldstein
Director

/s/  Howard Weiser                                        February 10,1997
------------------------------
Howard Weiser
Director

                                EXHIBIT INDEX


Exhibit No.                     Description

   2             Acquisition Agreement of Perma Seal International, Inc.
                 by the Company.


   99            Letter of Intent between Perma Seal International, Inc.
                 and Envio Dynamics Corporation.