Form 10QSB
period 1995-10-31
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                     Commission File Number:
October 31, 1995                                                0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   13-3545304
(State or other jurisdiction of             (I.R.S. Employer identification
incorporation or organization)              No.)

600 N.W. 44 Street Suite 2H, Ft. Lauderdale, Florida           33309
(Address of principal executive offices                     (Zip Code)


                                  (954)561-0009
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes _____ No _____


The number of shares of common Stock, par value $.01 per share, outstanding as of October 31, 1995 is 14,471,756 shares.

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                OCTOBER 31, 1995


PART I - FINANCIAL INFORMATION

                                                                               PAGE #
                                                                               ------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
           October 31, 1995 and July 31, 1995                                       1
           Condensed Consolidated Statements of Operations-
           Three Months Ended October 31, 1995 and 1994                             2

           Condensed Consolidated Statements of Cash Flows-
           Three Months Ended October 31, 1995 and 1994                             3

           Notes to Condensed Consolidated Financial Statements                   4-7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                       8

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                     9-10

Item 2.    Changes in Securities                                                   10

Item 3     Defaults Upon Senior Securities                                         10

Item 4.    Submission of Matters to a Vote of Security Holders                     10

Item 5.    Other Information                                                    11-12

Item  6.   Exhibits and Reports on Form 8-K                                        12

           Signatures                                                              13

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1995 AND JULY 31, 1995

                                     ASSETS

                                                                  October 31,          July 31,
                                                                     1995                1995
                                                                     ----                ----
                                                                  (Unaudited)
Current Assets:                                                   $      --           $      --
                                                                  -----------         -----------

       Total Current Assets                                              --                  --
                                                                  -----------         -----------

Property and Equipment, Net                                              --                  --

Other Assets                                                             --                  --
                                                                  -----------         -----------

                                                                  $      --           $      --
                                                                  ===========         ===========

                               LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expense                         $   483,319         $   426,361
                                                                  -----------         -----------

       Total Current Liabilities                                      483,319             426,361
                                                                  -----------         -----------

Commitments and Contingencies

Stockholders' (Deficit)  Equity:
  Preferred stock, $1.00 par value, 2,000,000
   Shares Authorized. Series A Convertible,
   750,000 Shares Authorized; Issued; and
   Outstanding, 62,500 Shares Unconverted at
   October 31, 1995, 62,500 Shares Unconverted
   at July 31, 1995 (less offering costs of $7,465)                    55,035              55,035

  Common Stock $.01 Par Value, $60,000,000
   Shares Authorized; 14,471,756 Shares Issued
   and Outstanding October 31, 1995, 14,471,756
   Shares Issued and Outstanding July 31, 1995                        144,717             144,717

  Additional Paid-in-Capital                                        8,026,114           8,026,114
  Accumulated (Deficit)                                            (8,709,185)         (8,652,227)
                                                                  -----------         -----------
     Total Stockholders' (Deficit)  Equity                           (483,319)           (426,361)
                                                                  $      --           $      --
                                                                  ===========         ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDERIES
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (unaudited)


                                           Three months ended October 31,
                                            1995                  1994
                                            ----                  ----
REVENUES                                $       --           $       --
                                        ------------         ------------

COST AND EXPENSES
   Royalty Expense                              --                145,833
   General and Administrative                 56,958              657,200
   Depreciation and Amortization                --                 48,076
                                        ------------         ------------
                                              56,958              851,109
                                        ------------         ------------

 OPERATING (LOSS)                            (56,958)            (851,109)

 OTHER INCOME (EXPENSE)                         --                   --
                                        ------------         ------------

 NET (LOSS)                             $    (56,958)        $   (851,109)
                                        ============         ============

 NET (LOSS) PER COMMON SHARE            $     (0.004)        $      (0.07)
                                        ============         ============

 AVERAGE SHARES OUTSTANDING               14,471,756           12,337,760
                                        ============         ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                      WINNERS ALL INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED CASH FLOWS
                              (Unaudited)


                                                         Three months ended October 31,
                                                            1995              1994
                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                              $(56,958)        $(851,109)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization                              --              48,076
  Changes in Assets and Liabilities:
    Accounts Receivable-Trade                                 --               3,908
    Prepaid Expense and Other Current Assets                  --              41,150
    Note Receivable                                           --             250,000
    Accounts Payable and Accrued Expenses                   56,958           592,650
    Other Current Liabilities                                 --             (18,558)
                                                          --------         ---------
          Total Adjustments                                 56,958           917,226
                                                          --------         ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              --              66,117

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to Acquire Property and Equipments                --             (41,639)
                                                          --------         ---------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES:             --             (41,639)
                                                          --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:             --                --
                                                          --------         ---------

NET INCREASE (DECREASE) IN CASH                               --              24,478


CASH AT THE BEGINNING OF YEAR                                 --             108,037
                                                          --------         ---------

CASH AT END OF YEAR                                       $   --           $ 132,515
                                                          ========         =========
Supplemental Casf Flow Data:
   Non-cash Financing Activities
     Conversion of preferrefd stock to common             $   --           $  50,000
                                                          ========         =========

                        SEE NOTES TO FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                          PART 1. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 CURRENT EVENTS

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

 NOTE 1 -  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Winners All International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on form 10-KSB for the year ended July 31, 1995.

        In September 1993, Natural Child Care, Inc. ("NCC") purchased Winners All Limited ("WAL") a development-stage company organized under the laws of the Isle of Jersey, Channel Island, United Kingdom. This acquisition has been treated as a recapitalization. Although NCC is the parent of WAL following the

        Recapitalization, Because the shareholders of WAL obtained a majority of the voting rights in NCC as a result of the recapitalization, the recapitalization was accounted for as a reverse acquisition, with WAL the successor. On October 27, 1993, the legal name was changed to Winners All International, Inc.

        The accompanying unaudited consolidated financial statements include the accounts of WAL for the three months ended October 31, 1995 and 1994 and the accounts of WIN from September 23, 1993, the effective date of the acquisition.

        The consolidated financial statements include the accounts of WIN and its wholly-owned subsidiaries. All significant intercompany accounts and transaction have been eliminated in consolidation.

        NOTE 2 - RECAPITALIZATION

        Effective September 23, 1993, WIN acquired the stock of WAL in a reverse acquisition in which WAL's shareholders acquired voting control of WIN. The acquisition was accomplished through an exchange of stock in which WIN exchange 1,140,226.36 shares of newly issued Series A Convertible Preferred Stock for 100% of the outstanding stock of WAL. Such preferred stock was convertible into 10,261.983 shares of common stock or 9 shares of common stock for each share of preferred stock. Upon completion of this transaction, the shareholder of WAL controlled approximately 86% of the voting rights of the combined company.

        For financial reporting purposes, WAL is deemed to be the acquiring entity. The merger has been reflected in the accompanying financial statements as a recapitalization of WAL and the issuance of shares by WIN. In the recapitalization of WAL and the issuance of shares by WIN. In the Recapitalization, WAL is deemed to have issued 10,261,983 shares of common stock.

        The operations of WIN since September 23, 1993 have been included in the operations for the three months ended October 31, 1995. In June 1993, prior to consummating the acquisition, NCC discontinued the operations of its previous business. NCC executed an agreement to sell its product line to an unrelated.

        party for approximately $313,000. NCC received approximately $23,000 in cash and a $290,000 promissory note. The purchaser subsequently made certain claims with respect to the product inventory and related liabilities. The two parties reached a settlement which is $125,000 less than the face amount of the note. In addition, NCC was relieved of financial responsibility for possible returns. Accordingly, the note balance was written down by $125,000 to reflect the final settlement and an accrued product returns allowance of $13,500 was eliminated The adjusted note balance of $165,000 was paid in full on March 1, 1994. The subsequent write down of the note has been treated as a reduction of the proceeds received by WIN for the shares issued to the Shareholders of NCC.


 NOTE 3 - SALE OF COMMON STOCK

        (B) In January 1995, the Company received subscriptions to purchase shares of stock at prices ranging from $2.00 to $3.33 a share. Of the total of approximately $4,378,000 subscribed, $3,646,750 was paid by April 30, 1995. The remainder of approximately $731,250 remained unfulfilled. The subscriptions and sales were accounted as follows:

                Total Subscribed                              $3,646,750

                     Less: Commission to Affiliate of
                           Former Chief Executive
                           Officer of  the Company                364,675

                           Professional Fees                      100,000
                                                              -----------
              Total Proceeds                                  $ 3,182,075
                                                              ===========

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

NOTE 4 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

 RESULTS OF OPERATIONS

 Quarter ended October 31, 1995 as Compared to the Quarter Ended October 31,
 1994

        During the quarter ended October 31, 1995, ("the 1995 Quarter) the Company significantly reduced its efforts towards marketing the UC'NWIN Systems.

        For the 1995 Quarter ended, the Company had operating expenses, excluding depreciation and amortization, of $56,958, a decrease from the 1994 Quarter amount of $803,033. The decrease is attributable to the elimination of royalty payments and as a result of the reduced joint venture efforts. The operating expenses for the 1995 Quarter was attributed to the winding down of business activities as a result of reduced operations. Depreciation and Amortization costs also decreased to $ -0- from $48,076. The decrease is due to the elimination of amortization and depreciation expense as a result of the license, property and equipment abandoned and written-off effective for the year ended July 31, 1995.

        FINANCIAL CONDITIONS

        The Company has suffered recurring losses from former operations resulting in an accumulated deficit of $(8,709,185) and a shareholder (deficit) of $(483,319) for the quarter ended October 31, 1995. In addition, management of the Company has established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities. The Company must also obtain a significant amount of capital for future development of new activities. Management is of the opinion that it can raise significant capital through the future issurance of additional shares of common stock.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (A) Several lawsuits, in Florida and Georgia, have been recorded against WinNet, UC'NWIN Systems Corporation and the Company, as members of the LLC. Management is of the opinion these lawsuits are without merit and expects to file a motion to dismiss plaintiff's complaints.

        (B) On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division). The Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000, the Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects file a motion to dismiss Plaintiff's complaint. The outcome cannot be determined at the present time.

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

        The Company had entered into a five-year employment agreement, with the former president, who was a major stockholder, expiring August 31, 1998. The employment agreement provides for a base salary of $90,000. In May 1995, the Company and the former president mutually agreed to terminate this agreement and he disposed of all but 350,000 shares of common stock.

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

        On January 29, 1997, the Board of Directors of the Company ratified that all past and current litigation, and inquiries, against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated, and anticipates no further legal actions.

 ITEM 2. CHANGE IN SECURITIES - NONE

 ITEM 3. DEFAULT UPON SENIOR SECURITIES - NONE.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

 ITEM 5. OTHER INFORMATION

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

        On February 4, 1997, Perma Seal entered into a Letter of Intent with Envio Dynamics Corporation (EDC). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of EDC in exchange for $750,000. In addition, a five year employment contract was offered to Mr. Earl Jonas, as Chief Operating Officer, for an annual salary of $120,000, with commissions of one percent (1%) on the first $50 million and one-half percent (1/2%) on the next $50 million of Gross Sales. EDC in initial stages of development has ownership of patent pending formulae, enabling it to manufacture, using a recycled rubber process, a product line including rubberized sealant and coating materials.

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

        On January 29, 1997, the Board of Directors authorized the issuance of 100,000 shares to the President of the Company for services rendered for the year ended July 31, 1996.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Quarter Ended October 31, 1995 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                       By: /s/  Edgar M. Reynolds
                                           ------------------------------------
                                           Edgar M. Reynolds
                                           President & Chief Executive Officer
                                           Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

      Signature                             Date
      ---------                             ----

/s/ Edgar M. Reynolds                        February 10, 1997
----------------------------------
Edgar M. Reynolds
Director

    Charles Gargano                          February 10, 1997
----------------------------------
Charles Gargano
Director

/s/ David M. Goldblatt                       February 10, 1997
----------------------------------
David M. Goldblatt
Director

    Jeffrey Goldstein                        February 10, 1997
----------------------------------
Jeffrey Goldstein
Director

/s/ Howard Weiser                            February 10, 1997
----------------------------------
Howard Weiser
Director