Form 10QSB
period 1996-01-31
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
January 31, 1996                                                 0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3545304
(State or other jurisdiction of                  (I.R.S. Employer identification
incorporation or organization)                     No.)

600 N.W. 44 Street Suite 2H, Ft. Lauderdale, Florida             33309
(Address of principal executive offices)                       (Zip Code)


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


                           Yes _____      No _____


The number of shares of common Stock, par value $.01 per share, outstanding as of January 31, 1996 is 14,471,756 shares.

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                JANUARY 31, 1996


PART I - FINANCIAL INFORMATION

                                                                         PAGE #
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets-
               January 31, 1996 and July 31, 1995                             1

               Condensed Consolidated Statements of Operations-
               Three Months Ended January 31, 1996 and 1995                   2

               Condensed Consolidated Statements of Operations-
               Six Months Ended January 31, 1996 and 1995                     3

               Condensed Consolidated Statements of Cash Flows-
               Six Months Ended January 31, 1996 and 1995                     4

               Notes to Condensed Consolidated Financial Statements         5-8

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition                             9

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                          10-11

Item 2.        Changes in Securities                                         11

Item 3         Defaults Upon Senior Securities                               11

Item 4.        Submission of Matters to a Vote of Security Holders           11

Item 5.        Other Information                                          12-13

Item 6.        Exhibits and Reports on Form 8-K                              13

               Signatures                                                    14

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------

                                                          January 31,         July 31,
                                                             1996               1995
                                                             ----               ----
                                                          (Unaudited)
Current Assets:                                           $        --        $        --
                                                          -----------        -----------

     Total Current Assets                                          --                 --
                                                          -----------        -----------

Property and Equipment, Net                                        --                 --

Other Assets                                                       --                 --
                                                          -----------        -----------

                                                          $        --        $        --
                                                          ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                     ----------------------------------------------

Current Liabilities:
  Accounts payable and accrued expense                    $   628,043        $   426,361
                                                          -----------        -----------

     Total current liabilities                                628,043            426,361
                                                          -----------        -----------

Commitments and Contingencies

Stockholders' (Deficit) Equity:
  Preferred Stock, $1.00 par value, 2,000,000
   Shares Authorize. Series A Convertible,
   750,000 Shares Authorized; Issued; and
   Outstanding, 62,500 Shares Unconverted at
   January 31, 1996, 62,500 Shares Unconverted
   at July 31, 1995 (less offering costs of $7,465)            55,035             55,035

  Common Stock $.01 Par Value, $60,000,000
   Shares Authorized; 14,471,756 Shares Issued
   and Outstanding January 31, 1996, 14,471,756
   Shares Issued and Outstanding July 31, 1995                144,717            144,717

  Additional Paid-in-Capital                                8,026,114          8,026,114
  Accumulated (Deficit)                                    (8,853,909)        (8,652,227)
                                                          -----------        -----------
     Total Stockholders' (Deficit) Equity                    (628,043)          (426,361)
                                                          -----------        -----------

                                                          $        --        $        --
                                                          ===========        ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (unaudited)


                                                Three Months Ended January 31,
                                                ------------------------------
                                                  1996                 1995
                                                  ----                 ----
REVENUES                                      $         --         $         --
                                              ------------         ------------

COST AND EXPENSES
   Royalty Expense                                      --               48,611
   General and Administrative                      144,723              390,890
   Depreciation and Amortization                        --               36,677
   Share of WinNet Loss                                 --              148,175
                                              ------------         ------------
                                                   144,723              624,353
                                              ------------         ------------

OPERATING (LOSS)                                  (144,723)            (624,353)

OTHER INCOME (EXPENSE)                                  --                   --
                                              ------------         ------------

NET (LOSS)                                    $   (144,723)        $   (624,353)
                                              ============         ============

NET LOSS PER COMMON SHARE                     $      (0.01)        $      (0.05)
                                              ============         ============

AVERAGE SHARES OUTSTANDING                      14,471,756           13,225,255
                                              ============         ============




                       SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (unaudited)


                                                 Six Months Ended January 31,
                                                 ----------------------------
                                                  1996                 1995
                                                  ----                 ----
REVENUES                                      $         --         $         --
                                              ------------         ------------

COST AND EXPENSES
   Royalty Expense                                      --              194,444
   General and Administrative                      201,681            1,048,090
   Depreciation and Amortization                        --               84,753
   Share of WinNet Loss                                 --              148,175
                                              ------------         ------------
                                                   201,681            1,475,462
                                              ------------         ------------

OPERATING (LOSS)                                  (201,681)          (1,475,462)

OTHER INCOME (EXPENSE)                                  --                4,397
                                              ------------         ------------

NET (LOSS)                                    $   (201,681)        $ (1,471,065)
                                              ============         ============

NET LOSS PER COMMON SHARE                     $     (0.014)        $     (0.110)
                                              ============         ============

AVERAGE SHARES OUTSTANDING                      14,471,756           13,225,255
                                              ============         ============




                       SEE NOTES TO FINANCIAL STATEMENTS

                        WINNERS ALL INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                                  (Unaudited)


                                                        Six months ended January 31,
                                                        ----------------------------
                                                           1996              1995
                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                            $(201,681)       $(1,471,065)
  Adjustments to Reconciled Net Loss to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization                               --             84,753
  Changes in Assets and Liabilities:
    Accounts Receivable-Trade                                  --              3,908
    Stock Subscription Receivable                              --         (2,069,000)
    Prepaid Expense and Other Current Assets                   --            361,816
    Note Receivable                                            --          1,000,000
    Loan Receivable                                            --           (100,000)
    Due from UC'NWIN SYSTEMS, LTD                              --           (975,043)
    Other Assets                                               --            (16,940)
    Accounts Payable and Accrued Expenses                 201,681            314,935
    Subscription Payable                                       --          5,000,000
    Due to Arrow Capital                                       --            392,675
    Other Current Liabilities                                  --             (7,822)
                                                        ---------        -----------

          Total Adjustments                               201,681          3,989,282
                                                        ---------        -----------

NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES                --          2,518,217
                                                        ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Win Network LLC                               --         (5,100,213)
                                                        ---------        -----------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES:              --         (5,100,213)
                                                        ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES                           --                 --
                                                        ---------        -----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:              --                 --
                                                        ---------        -----------

NET INCREASE (DECREASE) IN CASH                                --         (2,581,996)

CASH AT THE BEGINNING OF YEAR                                  --            108,037
                                                        ---------        -----------

CASH AT END OF YEAR                                     $      --        $(2,473,959)
                                                        =========        ===========

Supplemental Cash Flow Data:
   Non-cash Financing Activities
     Conversion of preferred stock to common            $      --        $    50,000
                                                        =========        ===========

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

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Winners All International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

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

        In September 1993, Natural Child Care, Inc. (NCC") purchased Winners All Limited ("WAL") a development-stage company organized under the laws of the Isle of Jersey, Channel Island, United Kingdom. This acquisition has been treated as a recapitalization. Although NCC is the parent of WAL following the

        Recapitalization, Because the shareholders of WAL obtained a majority of the voting rights in NCC as a result of the recapitalization, the recapitalization was accounted for as a reverse acquisition, with WAL the successor. On October 27, 1993, the legal name was changed to Winners All International, Inc.

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


NOTE 3 - SALE OF COMMON STOCK

        (B) In January 1995, the Company received subscriptions to purchase shares of stock at prices ranging from $2.00 to $3.33 a share. Of the total of approximately $4,378,000 subscribed, $3,646,750 was paid by April 30, 1995. The remainder of approximately $731,250 remained unfulfilled. The subscriptions and sales were accounted as follows:

                Total Subscribed                                      $3,646,750

                     Less: Commission to Affiliate of
                           Former Chief Executive
                           Officer of the Company                        364,675

                           Professional Fees                             100,000
                                                                      ----------

                Total Proceeds                                        $3,182,075
                                                                      ==========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Quarter ended January 31, 1996 as Compared to the Quarter Ended January 31, 1995

        During the quarter ended January 31, 1996, ("the 1996 Quarter) the Company significantly reduced its efforts towards marketing the UC'NWIN Systems.

        For the January 31, 1996 Quarter ended, the Company had operating expenses, excluding depreciation and amortization, of $144,723, a decrease from the 1995 Quarter amount of $587,767. The decrease is attributable to the elimination of royalty payments and as a result of the reduced joint venture efforts. The operating expenses for the 1995 Quarter was attributed to the winding down of business activities as a result of reduced operations. Depreciation and Amortization costs also decreased to $ -0- from $36,677. The decrease is due to the elimination of amortization and depreciation expense as a result of the license, property and equipment, abandoned and written-off effective the year ended July 31, 1995.


        FINANCIAL CONDITIONS

        The Company has suffered recurring losses from former operations resulting in an accumulated deficit of $(8,853,909) and a shareholder (deficit) of $(628,043) for the quarter ended January 31, 1996. In addition, management of the Company has established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities. The Company must also obtain a significant amount of capital for future development of new activities. Management is of the opinion that it can raise significant capital through the future issuance of additional shares of common stock.

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

        On January 29 1997, the Board of Directors authorized the issuance of 100,000 shares to the President of the Company for services rendered for the year ended July 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Quarter Ended January 31, 1996 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                     By: /s/ Edgar M. Reynolds
                                         --------------------------------------
                                             Edgar M. Reynolds
                                             President & Chief Executive Officer
                                             Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

      Signature                                                 Date
      ---------                                                 ----
/s/ Edgar M. Reynolds                                            February 10, 1997
---------------------
    Edgar M. Reynolds
    Director

/s/ Charles Gargano                                              February 10, 1997
---------------------
    Charles Gargano
    Director

/s/ David M. Goldblatt                                           February 10, 1997
---------------------
    David M. Goldblatt
    Director

/s/ Jeffrey Goldstein                                            February 10, 1997
---------------------
    Jeffrey Goldstein
    Director

/s/ Howard Weiser                                                February 10, 1997
---------------------
    Howard Weiser
    Director