Form 10QSB
period 1996-04-30
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For QuarterEnded:                                        Commission File Number:
April 30,1996                                                    0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                           13-3545304
(State or other jurisdiction of                 (I.R.S. Employer identification
incorporation or organization)                   No.)

600 N.W. 44 Street Suite 2H, Ft. Lauderdale, Florida              33309
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

                               Yes _____ No _____

The number of shares of common Stock, par value $.01 per share, outstanding as of April 30, 1996 is 14,471,756 shares.

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                 APRIL 30, 1996


PART I - FINANCIAL INFORMATION


                                                                     PAGE #
                                                                     ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          April 30, 1996 and July 31, 1995                               1

          Condensed Consolidated Statements of Operations-
          Three Months Ended April 30, 1996 and 1995                     2

          Condensed Consolidated Statements of Operations-
          Nine Months Ended April 30, 1996 and 1995                      3

          Condensed Consolidated Statements of Cash Flows-
          Nine Months Ended April 30, 1996 and 1995                      4

          Notes to Condensed Consolidated Financial Statements         5-8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                             9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          10-11

Item 2.   Changes in Securities                                         11

Item 3    Defaults Upon Senior Securities                               11

Item 4.   Submission of Matters to a Vote of Security Holders           11

Item 5.   Other Information                                          12-13

Item  6.  Exhibits and Reports on Form 8-K                              13

          Signatures                                                    14

                     WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      April 30,        July 31,
                                                        1996             1995
                                                     -----------      -----------
                                                     (Unaudited)
Current Assets:                                      $        --      $        --
                                                     -----------      -----------
     Total Current Assets                                     --               --
                                                     -----------      -----------
Property and Equipment, Net                                   --               --

Other Assets:                                                 --               --
                                                     -----------      -----------

                                                     $        --      $        --
                                                     ===========      ===========

                     LIABILITIES AND STOCKHOLDERS (DEFICIT)

Current Liabilities:
  Accounts Payable and Accrued Expense               $   654,217      $   426,361
                                                     -----------      -----------
     Total Current Liabilities                           654,217          426,361
                                                     -----------      -----------

Commitments and Contingencies

Stockholders' (Deficit):
  Preferred Stock, $1.00 Par Value, 2,000,000
   Shares Authorize. Series A Convertible,
   750,000 Shares Authorized; Issued; and
   Outstanding, 62,500 Shares Unconverted at
   April 30, 1996, 62,500 Shares Unconverted at
   July 31, 1995 (less offering costs of $7,465)          55,035           55,035

  Common Stock $.01 Par Value, $60,000,000
   Shares Authorized; 14,471,756 Shares Issued
   and Outstanding April 30, 1996, 14,471,756
   Shares Issued and Outstanding July 31, 1995           144,717          144,717

  Additional Paid-in-Capital                           8,026,114        8,026,114
  Accumulated Deficit                                 (8,880,083)      (8,652,227)
                                                     -----------      -----------
     Total Stockholders' (deficit)                      (654,217)        (426,361)

                                                     $        --      $        --
                                                     ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (UNAUDITED)


                                               Three months ended April 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
 REVENUES                                      $         --        $         --
                                               ------------        ------------

COST AND EXPENSES
   Royalty expense                                       --                  --

   General and administrative                        26,175             136,877
   Depreciation and amortization                         --              34,177
   Share of WinNet Loss                                  --             592,816
                                               ------------        ------------
                                                     26,175             763,870
                                               ------------        ------------

 OPERATING LOSS                                     (26,175)           (763,870)

 OTHER INCOME (EXPENSE)
    Exchange loss                                                          (781)
    Loss on disposal of assets                                         (106,408)
    Other                                                --               6,275
                                               ------------        ------------
 NET LOSS                                      $    (26,175)       $   (864,784)
                                               ============        ============

 NET LOSS PER COMMON SHARE                     $     (0.002)       $     (0.060)
                                               ============        ============

 AVERAGE SHARES OUTSTANDING                      14,471,756          13,922,529
                                               ============        ============


                      SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC
                   CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (UNAUDITED)

                                                 Nine months ended April 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
 REVENUES                                      $         --        $         --
                                               ------------        ------------

COST AND EXPENSES
   Royalty expense                                       --             194,444
   General and administrative                       227,856           1,184,967
   Depreciation and amortization                         --             118,930
   Share of WinNet Loss                                  --             740,991
                                               ------------        ------------
                                                    227,856           2,239,332
                                               ------------        ------------

 OPERATING LOSS                                    (227,856)         (2,239,332)

 OTHER INCOME (EXPENSE)
    Exchange loss                                                          (781)
    Loss on disposal of assets                                         (106,408)
    Other                                                --              10,672
                                               ------------        ------------

 NET LOSS                                      $   (227,856)       $ (2,335,849)
                                               ============        ============

 NET LOSS PER COMMON SHARE                     $      (0.02)       $      (0.17)
                                               ============        ============

 AVERAGE SHARES OUTSTANDING                      14,471,756          13,922,529
                                               ============        ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Nine months ended April 30,
                                                      ---------------------------
                                                        1996            1995
                                                      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                          $(227,856)     $(2,335,849)
  Adjustments to Reconciled Net Loss to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization                             --          118,930
  Changes in Assets and Liabilities:
    Accounts receivable-trade                                --            3,908
    Stock subscription receivable                            --         (731,250)
    Note receivable                                          --        1,000,000
    Loan Receivable                                          --         (115,389)
    Due from UC'NWIN SYSTEMS, LTD                            --          (15,500)
    Other assets                                             --          352,616
    Accounts payable and accrued expenses               227,856          153,205
    Due to Win Networl, LLC                                  --          408,735
    Other current Liabilities                                --          (18,558)
                                                      ---------      -----------

          Total Adjustments                             227,856        1,156,697
                                                      ---------      -----------
NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES              --       (1,179,152)
                                                      ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Win Network LLC                             --       (2,833,002)
   Sale of property and equipment                            --          463,405
   Payments to acquire property and equipments               --         (699,905)
                                                      ---------      -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES:            --       (3,069,502)
                                                      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issurance of common stock                   --        4,237,925
                                                      ---------      -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:            --        4,237,925
                                                      ---------      -----------
NET INCREASE (DECREASE) IN CASH                              --          (10,729)

CASH AT THE BEGINNING OF YEAR                                --          108,037
                                                      ---------      -----------
CASH AT END OF YEAR                                   $      --      $    97,308
                                                      =========      ===========

 Supplemental Cash Flow Data:
    Non-cash Financing Activities
      Conversion of preferred stock to common        $      --      $    50,000
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

 NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Winners All International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

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

     NOTE 2 - RECAPITALIZATION

     Effective September 23, 1993, WIN acquired the stock of WAL in a reverse acquisition in which WAL's shareholders acquired voting control of WIN. The acquisition was accomplished through an exchange of stock in which WIN exchange 1,140,226.36 shares of newly issued Series A Convertible Preferred Stock for 100% of the outstanding stock of WAL. Such preferred stock was convertible into 10,261,983 shares of common stock or 9 shares of common stock for each share of preferred stock. Upon completion of this transaction, the shareholder of WAL controlled approximately 86% of the voting rights of the combined company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATION AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Quarter ended April 30, 1996 as Compared to the Quarter Ended April 30, 1995

     During the quarter ended April 30, 1996, ("the 1996 Quarter) the Company significantly reduced its efforts towards marketing the UC'NWIN Systems.

     For the April 30, 1996 Quarter ended, The Company had operating expenses, excluding depreciation and amortization, of $26,175, a decrease from the 1995 Quarter amount of $729,693. The decrease is attributable to the elimination of royalty payments and as a result of the reduced joint venture efforts. The operating expenses for the 1996 Quarter was attributed to the winding down of business activities as a result of reduced operations. Depreciation and Amortization costs also decreased to $ -0-from $34,177. The decrease is due to the elimination of amortization and depreciation expense as a result of the license, property and equipment, abandoned and written-off effective for the year ended July 31, 1995.


     FINANCIAL CONDITIONS

     The Company has suffered recurring losses from former operations resulting in an accumulated deficit of $(8,880,083) and a shareholder (deficit) of $(654,217) for the quarter ended April 30, 1996. In addition, management of the Company has established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities. The Company must also obtain a significant amount of capital for future development of new activities. Management is of the opinion that it can raise significant capital through the future issurance of additional shares of common stock.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   -  NONE

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Quarter Ended April 30, 1996 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                    By: /s/ Edgar M. Reynolds
                                        --------------------------------------
                                        Edgar M. Reynolds
                                        President & Chief Executive Officer
                                        Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:


            Signature                                 Date
            ---------                                 ----

/s/ Edgar M. Reynolds                                 February 10,1997
---------------------------------
Edgar M. Reynolds
Director

    Charles Gargano                                   February 10,1997
---------------------------------
Charles Gargano
Director

/s/ David M. Goldblatt                                February 10,1997
---------------------------------
David M. Goldblatt
Director

    Jeffrey Goldstein                                 February 10,1997
---------------------------------
Jeffrey Goldstein
Director

/s/ Howard Weiser                                     February 10,1997
---------------------------------
Howard Weiser
Director