Form 10KSB40
period 1996-07-31
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-KSB

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended July 31, 1996.

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  (Fee Required)

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              13-3545304
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes     No X  Simultaniously with this filing hereof, the registrant is bringing all required filings up-to-date.


         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The registrant's revenues for its most recent fiscal year, ended July 31, 1996 were $ -0- . The aggregate value of the voting stock of the registrant held by non affiliates as of February 7, 1997 was $ 5,065,145 based on the reported average closing bid and asked price of $ .35 on that day. Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date: 14,471,756 shares of Common Stock of February 7, 1997.

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
MATTERS

         The following table sets forth the range of the high and low bid prices for the Company's common stock and warrants to purchase common stock for the four quarterly periods ended July 31, 1996:

                                       Common Stock            Redeemable Warrants
                                       ------------            -------------------
         Period                    High            Low          High         Low
         ------                    ----            ---          ----         ---
August 1, 1995 -                   11/16           7/16          --          --
         October 30, 1995          11/32           7/32          --          --

November 1, 1995 -                   3/8           7/32          --          --
         January 31, 1996           3/32           5/64          --          --

February 1, 1996 -                  7/64           5/64          --          --
         April 29, 1996             5/64           1/32          --          --

May 1, 1996                         3/32           3/64          --          --
         July 31, 1996               1/8           3/32          --          --


         As of the close of business on August 16, 1996, there were 126 and 1 holder of record, respectively, of the Common Stock and Redeemable Warrants. The Company believes it has over 300 beneficial owners of its Common Stock.

         The Company has paid no cash dividends in respect of its Common Stock.

ITEM  6.  SELECTED FINANCIAL INFORMATION

                                                     YEARS ENDED      YEARS ENDED      YEARS ENDED
                                                    JULY 31, 1996    JULY 31, 1995    JULY 31, 1994
                                                    -------------    -------------    -------------
Revenue                                               $    --        $      --        $ 2,014,576

Costs and expenses                                      453,396        3,250,648        2,890,007

Net Loss from
Operations                                             (453,396)      (3,250,648)        (875,431)

Net Loss from
Operations Per Share                                      (0.55)           (0.52)           (0.07)

                                                    JULY 31, 1996    JULY 31, 1995    JULY 31, 1994
                                                    -------------    -------------    -------------

Total Assets                                          $    --        $      --        $ 3,699,622

Total Current Liabilities                               870,078          426,361          247,986

Long-Term Debt                                             --               --               --

Stockholders' Equity                                   (870,078)     $  (426,361)     $ 3,451,636


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

         In January, 1997, the Board of Directors approved a reserve of $200,000 for contingencies. The Company incurred $253,396 of General and Administrative expenses to wind down the affairs of historical operations.

         General and Administrative expenses also included 100,000 shares for Executive Compensation, at current market value.

(b)  Historical Operations

         Year Ended July 31, 1994
         ------------------------
         Revenues for the year ended July 31, 1994 comprise the following:

         Sale of license to Winners All Asia Pacific                            $2,000,000

         Other revenues                                                             15,000
                                                                                ----------
                                                                                $2,015,000
                                                                                ==========


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

         The Company increased liabilities of $253,396, for costs incurred, in the winding down of historical operations. Liabilities also included 100,000 shares, of Executive Compensation, at current market value.

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

                               FORM 10-K - ITEM 8
                         WINNERS ALL INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
INDEPENDENT AUDITORS' REPORT .......................................................   15-16

CONSOLIDATED BALANCE SHEETS ........................................................      17

CONSOLIDATED STATEMENTS OF OPERATIONS ..............................................      18

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ....................................   19-21

CONSOLIDATED STATEMENTS OF CASH FLOWS ..............................................      22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................................   23-38

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

                             JOEL S. BAUM, CPA, P.A.
                         4310 SHERIDAN STREET, SUITE 202
                            HOLLYWOOD, FLORIDA 33021

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Winners All International, Inc.

We have audited the accompanying consolidated balance sheet of Winners All International, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Winners All International, Inc., as of July 31, 1994, were audited by other auditors whose report dated November 29, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winners All International, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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

As described in Note 11, the Company has been named in a number of lawsuits, many of which cannot be reasonably determined at the present time.

s/Joel S. Baum, CPA, P.A.
Joel S. Baum, CPA, P.A.
Baum and Company
Certified Public Accountants
Hollywood, Florida

February 5, 1997

                     [FELDMAN RADIN & CO., P.C. LETTERHEAD]

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

                                                 /s/Feldman Radin & Co., P.C.
                                                    Feldman Radin & Co., P.C.

                                                    Certified Public Accountants

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1995

                                     ASSETS

                                                             1996             1995
                                                             ----             ----

Current Assets:
   Total Current Assets                                  $      --        $      --
                                                         -----------      -----------

Property and Equipment, Net                                     --               --
                                                         -----------      -----------

Other Assets:
            Total Other Assets                                  --               --
                                                         -----------      -----------
                                                         $      --        $      --
                                                         ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable
      and Accrued Expense                                $   870,078      $   426,361
                                                         -----------      -----------
         Total Current Liabilities                           870,078          426,361
                                                         -----------      -----------

Commitments and contingencies

Stockholders'  (Deficit) Equity:
    Preferred Stock, $1.00 Par Value,
    2,000,000, Shares Authorized;
    Series A Convertible, 750,000 Shares Authorized;
    Issued & Outstanding, 62,500 Shares Unconverted
    at July 31, 1995, 112,500
    Shares Unconverted at July 31, 1994 (Less
    Offering Costs of $7,465)                                 55,035           55,035

    Common Stock $.01 Par Value,
    60,000,000 shares Authorized;
    14,471,756 Shares Issued & Outstanding
    July 31, 1995, 12,166,760 Shares Issued
    & Outstanding July 31, 1994                              144,717          144,717

    Additional Paid-In-Capital                             8,026,114        8,026,114
    Accumulated (Deficit)                                 (9,095,944)      (8,652,227)
                                                         -----------      -----------
        Total Stockholders' (Deficit) Equity                (870,078)        (426,361)
                                                         -----------      -----------
                                                         $      --        $      --
                                                         ===========      ===========


                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         YEARS ENDED JULY 31,
                                         --------------------

                                        1996              1995               1994
                                        ----              ----               ----

REVENUES                            $       --        $       --        $  2,014,576
                                    ------------      ------------      ------------

Cost and Expenses
  Cost of Sales                             --                --             481,122
  Royality Expense                          --             233,920           583,332
  General and Administrative             253,396         1,263,378         1,582,114
  Depreciation and Amortization             --                --             243,439
  Bad Debts                                 --             307,371              --
  Share of Winnet Loss                      --           1,470,751              --
                                    ------------      ------------      ------------

                                         253,396         3,250,648         2,890,007
                                    ------------      ------------      ------------

(Loss)  Before other Expenses           (253,396)       (3,250,648)         (875,431)
                                    ------------      ------------      ------------

Other (Expense):
  Reserve for Contingencies             (200,000)
  Loss on Disposal of Assets                --          (1,992,011)             --
  Loss on Investments                       --          (1,817,413)             --
                                    ------------      ------------      ------------

Total Other (Expense):                  (200,000)       (3,809,424)             --
                                    ------------      ------------      ------------

Net (Loss)                          $   (453,396)     $ (7,060,072)     $   (875,431)
                                    ============      ============      ============

NET LOSS PER COMMON SHARE           $     (0.031)     $      (0.52)     $      (0.07)
                                    ============      ============      ============

AVERAGE SHARES OUTSTANDING            14,471,756        13,487,258        12,055,413
                                    ============      ============      ============


                      SEE INDEPENDENT AUDITORS' REPORT AND
             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1996, 1995, 1994

                                               Stock           Common Stock
                                               Amount                  Amount                  Stock
                                  Preferred  Par Value                Par Value   Paid-In    Subscription    Accumulated
                                    Shares     $1.00      Shares       $0.01      Capital    Receivable        Deficit     Subtotal
                                    ------    ------      ------      -------     -------    ----------        -------     --------
Balance at July 31, 1993             --         --      10,159,998    101,599    3,378,401   (135,970)        (716,724)   2,627,306

Receipt of Stock Subscription
Receivable                           --         --            --         --           --      135,970             --        135,970

Issuances of Stock                   --         --          77,135        771      255,211       --               --        255,982

Issuance of Common Stock
Pursuant to Recapitalization      617,500    610,035     1,874,597     18,746      978,577       --               --      1,607,358

Conversion of Series A
Preferred Stock to Common Stock  (505,000)  (505,000)      181,800      1,818      503,182       --               --           --

Acquisition and Retirement of
Treasury Stock                       --         --        (176,750)    (1,768)    (297,783)      --               --       (299,551)

Net (Loss) for the Year              --         --            --         --           --         --           (875,431)    (875,431)


                                      Treasury Stock
                                   Shares         Amount          Total
                                   ------         ------          -----
Balance at July 31, 1993             --             --          2,627,306

Receipt of Stock Subscription
Receivable                           --             --            135,970

Issuances of Stock                   --             --            255,982

Issuance of Common Stock
Pursuant to Recapitalization      336,000       (273,000)       1,334,358

Conversion of Series A
Preferred Stock to Common Stock      --             --               --

Acquisition and Retirement of
Treasury Stock                   (336,000)       273,000          (26,551)

Net (Loss) for the Year              --             --           (875,431)


                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1996, 1995, 1994


                                              Stock         Common Stock
                                              Amount                Amount                   Stock
                                 Preferred  Par Value              Par Value   Paid-In    Subscription   Accumulated
                                   Shares     $1.00      Shares      $0.01     Capital     Receivable      Deficit        Subtotal
                                   ------     ------     ------     ------     -------     ----------      -------        --------
Balance at July 31, 1994          112,500    105,035   12,116,780  121,168    4,817,588        --        (1,592,155)     3,451,634

Issuance of Stock                    --         --      2,336,976   23,369    3,158,706        --             --         3,182,075

Conversion of Series A
Preferred Stock to Common Stock   (50,000)   (50,000)      18,000      180       49,820        --             --              --

Net (Loss) for the Year              --         --           --       --           --          --        (7,060,072)    (7,060,072)

                                        Treasury Stock
                                     Shares         Amount          Total
                                     ------         ------          -----
Balance at July 31, 1994               --             --        3,451,634

Issuance of Stock                      --             --        3,182,075

Conversion of Series A
Preferred Stock to Common Stock        --             --             --

Net (Loss) for the Year                --             --       (7,060,072)


                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                         AS OF JULY 31, 1996, 1995, 1994


                                     Stock       Common Stock
                                     Amount              Amount               Stock
                        Preferred  Par Value           Par Value   Paid-In  Subscription  Accumulated
                          Shares     $1.00    Shares     $0.01     Capital  Receivable      Deficit     Subtotal
                          ------    -------   ------    -------    -------  ----------      -------     --------

Balance at July 31, 1995  62,500   55,035  14,471,756   144,715   8,026,114     --       (8,652,227)   (426,363)


Net (Loss) for the Year     --       --          --        --          --       --         (453,396)   (453,396)
                          ------  -------  ----------  --------  ----------    ---      -----------   ---------

Balance at July 31, 1996  62,500  $55,035  14,471,756  $144,715  $8,026,114    $--      $(9,095,944)  $(870,080)
                          ======  =======  ==========  ========  ==========    ===      ===========   =========

                                 Treasury Stock
                              Shares       Amount         Total
                              ------       ------         -----
Balance at July 31, 1995        --           --         (426,363)


Net (Loss) for the Year         --           --         (453,396)
                               ---          ---        ---------

Balance at July 31, 1996       $--          $--        $(870,080)
                               ===          ===        =========


                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        YEARS ENDED JULY 31,
                                                                        --------------------
                                                                1996            1995             1994
                                                                ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                   $(453,396)     $(7,060,072)     $  (875,431)
Adjustments to Reconcile Net Loss to Net
Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                                   --               --            243,439
  Sale of Intangibles                                             --               --            481,122
  Write Down of Fixed Assets                                      --               --             42,804
  Share of WinNet Loss                                            --          1,470,751             --
  Loss on Disposal of Intangible Assets                           --          1,992,011             --
  Loss on Investments                                             --          1,817,413             --
  Bad Debt Expense                                                --            307,371             --
Changes in Assets and Liabilities:
  Accounts Receivable-Trade                                       --              3,908           (3,908)
  Prepaid Expense and Other Current Assets                        --            374,101         (293,786)
  Note Receivable                                                 --          1,000,000       (1,000,000)
  Other Assets                                                    --             62,242          (62,242)
  Accounts Payable and Accrued Expenses                        453,396          178,375          138,993
  Royalties Payable                                               --            190,178         (145,833)
  Other Current Liabilities                                       --            (11,963)          18,559
                                                             ---------      -----------      -----------
     Total Adjustments                                            --          7,384,387         (580,852)
                                                             ---------      -----------      -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  --            324,315       (1,456,283)
                                                             ---------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments to Acquire Property and Equipment                      --            (12,187)        (225,426)
  Payments to Acquire License                                     --               --               --
  Investment in Win Network LLC                                   --         (3,602,240)            --
  Cash Acquired in Reverse Acquisition                            --               --          1,164,619
                                                             ---------      -----------      -----------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                  --         (3,614,427)         939,193
                                                             ---------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Preferred Stock                       --               --            105,034
  Proceeds from Issuance of Common Stock                          --          3,182,075          430,106
                                                             ---------      -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                        --          3,182,075          535,140
                                                             ---------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   --           (108,037)          18,050
                                                             ---------      -----------      -----------

CASH AT THE BEGINNING OF YEAR                                     --            108,037           89,987
                                                             ---------      -----------      -----------

CASH AT THE END OF YEAR                                           --               --        $   108,037
                                                             =========      ===========      ===========
Supplemental Cash Flow Data:
  Non-Cash Operating Activities
    Loss on Disposal of Intangible Assets                    $    --        $ 1,992,011      $      --
    Loss on Investments                                           --          2,090,333             --
  Non-Cash Financing Activities                                   --               --               --
    Conversion of Preferred Stock to Common Stock                 --             50,000          505,000
    Common Stock Issued for License                               --               --               --
    Common Stock Issued for Capital Contribution of Debt          --               --               --
    Assets Acquired from Acquisition                              --               --            169,739


SEE INDEPENDENT AUDITORS' REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

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

A. Accounts receivable were uncollectable and written off. (Note 9)

B. Prepaid expenses have no future value and are to be expensed.

C. Property and equipment have no future recoverable or salvage value and are to be accounted for as an abandonment.

D. Advances made by the Company to UC'NWIN Systems Corporation, formerly UC'NWIN systems, Ltd., are uncollectable and written off. (Note 9)

E. WIN Network, LLC., a 49% joint venture investment, has ceased all operations. Investments in the joint venture have no carrying value, no expected future recovery and are written off. (Note 5)

F. A 1992 seventeen year licensing agreement has no projected future cash flows. The value of this agreement is non-existent and shall be accounted for as a loss from disposal of a long-lived asset. (Note 4)

G. All subscriptions receivable have been unfulfilled and written off. (Note 6)

H. Winners All, Ltd., a wholly-owned subsidiary of the Company, has ceased all operations. A measurement date of January 28, 1996 and an abandonment date of July 31, 1995 has been established. (Note 12)

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

I. Disputes with former management shall cease and be considered fully resolved. (Note 11)

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995


NOTE 2 - GOING CONCERN (CONTINUED)

         Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the consolidated financial statements, the Company has suffered recurring losses, from previous operations, resulting in an accumulated deficit of $(9,095,944) and a shareholders (deficit) of $(870,078). In addition, management of the Company has established a "measurement date" of January 29, 1997 to discontinue former operations, The Company must also obtain a significant amount of capital for the future development of new activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the discontinuance of former operations is the first step necessary in restructuring the Company towards future profitable activities. In the opinion of management, the acquisition of Perma Seal, and other possible acquisitions of start-up companies, will generate significant revenues in future years. The Company plans to raise significant capital through the issuance of additional shares of stock.

         The consolidated financial statements do not include any adjustments that might result from these uncertainties.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 3 - RECAPITALIZATION (CONTINUED)

         Reconciliation of shareholders' equity for the reverse acquisition of NCC and WAL is as follows:

         NCC shareholders' equity at July 31, 1993               $ 1,536,350
         Net loss to September 23, 1993                              (76,992)
         Write down of NCC note receivable                          (125,000)
                                                                 -----------
         Adjusted NCC shareholder's equity
         at September 30, 1993                                   $ 1,334,358
                                                                 ===========

NOTE 4 - LICENSE AGREEMENTS

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

         Royalty expense for the years ended July 31, 1996, 1995 and 1994 were $ -0-, $233,920 and $583,332, respectively.

         Amortization expense of the license agreement for the years ending July 31, 1996, 1995 and 1994 were $ -0-, $ -0- and $156,000, respectively.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 4 - LICENSE AGREEMENTS (CONTINUED)

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

NOTE 5 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC

         In December 1994, and as subsequently amended in June 1995, WAL, the wholly-owned subsidiary of the Company, and UC'NWIN Systems, Inc., created WIN Network, LLC (WinNet), a limited liability company, to exploit the UC'NWIN System. WAL and UC'NWIN Systems, Inc. contributed the tangible and intangible rights to the UC'NWIN system (other than those sub- licensed to Winners All Asia Pacific Limited). WAL owns 49% of WinNet and UC'NWIN Systems, Inc. the remaining 51%. From inception through July 31, 1995, WinNet has lost $2,823,287 of which $1,470,751 has been shown as a loss on the consolidated financial statements of the Company. Amounts shown as investment in WinNet represents the carrying value of certain assets contributed and amounts expended on behalf of WinNet since its formation.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 5 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC (CONTINUED)

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

         Limited liability Companies are a creation of state law. LLC's are owned by members, who aren't personally liable for the LLC's debts or obligations. (See Note 11)

NOTE 6 - STOCKHOLDERS' EQUITY

         (A) Preferred Stock - The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 share to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .36 shares of common stock, as adjusted in the event of future dilution; to receive $1.000 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

         (B) In January 1995, the Company received subscriptions to purchase shares of stock at prices ranging from $2.00 to $3.33 a share. Of the total of approximately $4,378,000 subscribed, $3,646,750 was paid by April 30, 1995. The remainder of approximately $731,250 remained unfulfilled. The subscriptions and sales were accounted as follows:

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         Total Subscribed                                                      $   3,646,750

                Less:                       Commission to Affiliate of
                                            Former Chief Executive
                                            Officer of  the Company                  364,675

                                            Professional Fees                        100,000
                                                                               -------------
         Total Proceeds                                                        $   3,182,075
                                                                               =============

         Accordingly, the average selling price, of 2,336,976 issued, amounted to $1.56 per share. On August 22, 1995, Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. (See Note 11) reported on the activities of former management. Subsequently, the Board of Directors of the Company acknowledged the offering as permanently closed, and that, any subscription receivables unfulfilled shall be accounted for, as canceled, in the consolidated financial statements, effective for the year ended July 31, 1995.

NOTE 7 - STOCK OPTIONS AND WARRANTS

         (A) Stock Option Plan - On July 26, 1991, the Company adopted an Incentive and Non-Qualified Stock Option Plan whereby options to purchase 120,000 shares of common stock may be granted until July 25, 2001. The plan is administered and terms of stock purchases are established by the Board of Directors. Qualified options, under the plan, may be granted to management and key employees at a price equal to the fair market value at the date of grant (110% of fair market value if the employee owns more than 10% of the Company's voting stock). Non-qualified options may be exercised at any time during the five-year period following the date the options becomes exercisable, which date is established by the Board of Directors when the option is granted. The total stock options outstanding under the stock-option plan were 24,150 as of July 31, 1996, 1995 and 1994.

         On June 1, 1993, the Board of Directors awarded six 3 year options, outside the Plan, to purchase 15,000 shares of common stock (a total of 90,000 shares) at $3.34 per share to the five Board members and an officer. The stock options for two of the Board members were canceled in November 1994.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

         The following table summarizes the change in options and the related price ranges for shares of the Company's common stock: (including the stock- option plan).

                                  STOCK OPTIONS

                                               Shares         Option Price
                                               ------         ------------
Outstanding @ July 31, 1993                    114,150        $3.32-$6.66

      Granted (Canceled)                            --
                                               -------
Outstanding @ July 31, 1994                    114,150        $3.32-$6.66
                                               -------

      Granted(Canceled)                             --
                                               -------
Outstanding @ July 31, 1995                    114,150        $3.32-$6.66
                                               -------

      Granted(Canceled)                             --
                                               -------
Outstanding @ July 31, 1996                    114,150        $3.32-$6.66
                                               =======

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 8 - INCOME TAXES

         The Company has net operating tax loss carryforwards of approximately $7,600,000 in the United States and $1,500,000 in the United Kingdom, of such loss carryforwards, approximately $3,000,000 represents carryforwards of a predecessor, the utilization of which will be credited to additional paid-in capital. The Company is not current with its corporate income tax filings.

NOTE 9 - BAD DEBTS

         The Board of Directors of the Company recognized $272,920 of advances to UC'NWIN Systems Corporation, and other receivables of $34,451, as uncollectable. Accordingly, effective for year ended July 31, 1995, $307,371 has been reflected as a bad debt in the consolidated financial statements.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company currently has no leases for the rental of facilities.

NOTE 11 - LITIGATION

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 11 - LITIGATION (CONTINUED)

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 11 - LITIGATION (CONTINUED)

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

NOTE 12 - OTHER MATTERS

         On July 20, 1994, the Company entered into an agreement to merge with UC'NWIN Systems Corporation, formerly UC'NWIN system, Ltd., the parent of UC'NWIN Systems, Inc. UC'NWIN Systems, Inc. was the Licensor to WAL of the world-wide rights (except United States) to the patent and technology comprising the UC'NWIN systems.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 12 - OTHER MATTERS (CONTINUED)

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

         As a result of total cessation of operations and activities, a measurement date of January 28, 1997, and an abandonment date of July 31, 1995, has been established by the Board of Directors, for the write-off of Winners All Limited, a wholly-owned subsidiary of the Company.

         The Board of Directors authorized the Company's management to establish a reserve for contingencies in the amount of $200,000.

NOTE 13 - SUBSEQUENT  EVENTS

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT  EVENTS (CONTINUED)

         On February 4, 1997, Perma Seal entered into a Letter of Intent with Envio Dynamics Corporation (EDC). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of EDC in exchange for $750,000. In addition, a five year employment contract was offered to Mr. Earle Jonas, as Chief Operating Officer, for an annual salary of $120,000, with commissions of one percent (1%) on the first $50 million and one-half percent (1/2) on the next $50 million of gross sales. EDC in initial stages of development has ownership of patent pending formulae, enabling it to manufacture, using a recycled rubber process, a product line including rubberized sealant and coating materials.

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

     NAME                     AGE              POSITION
     ----                     ---              --------
Edgar M. Reynolds             73              Chairman, President,CEO

Charles Gargano               58              Director

Jeffrey Goldstein             42              Director

David M. Goldblatt            40              Director

Howard Weiser                 57              Director

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

         Charles Gargano is the Chairman of the Empire State Development Corporation of New York State. Mr. Gargano also served as the Finance Chairman of the New York Republic State Committee. From August 1988 through August 1991. Mr. Gargano served as United States Ambassador to the Republic of Trinidad and Tobago. A civil engineer, Mr. Gargano has been President of G.M. Development, Inc. and actively serves on many boards and commissions as Chairman or Director, including the Children's Developmental Center, Alpha Hospitality Corp. and First Commercial Bank of Long Island (information).

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

         Howard Weiser was recently appointed as a Director to the Company in connection with the acquisition of Perma Seal, Inc. He worked for Zales Jewelry Stores for more than 20 years, and helped create its massive growth from 200 stores to over 1,800 stores. He was involved in all facets of the business and rose to be Executive Vice President. His experience, development of store branches and travel all over the world, in addition to his long list of influential friends and contacts, provides the know-how and drive for the growth of the sales, marketing and distribution activities forthcoming by the Company.

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

         To the Company's knowledge, based solely on review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 1996, all Section 16 (a) filing requirements applicable to its officers , directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company is currently in the process of restructuring its organizational and operational affairs and is considering Executives and the attendant compensation to fill its various executive positions. The Board of Directors approved the issuance of 100,000 shares of stock, at market value of $17,500, to the President, for services rendered, for the Year Ended July 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information based on the outstanding securities of the Company as of August 12, 1996, with respect to each director, each beneficial owner of more than 5% of the Company's common stock and all corporate officers and directors as a group:

                                                                       Percent
                                                            Amount     of Class
                                                            ------     --------
Edgar M Reynolds                Chairman and CEO             -0-
3671 East Citrus Trace          and Director
Davie, FL  33328

                                                                     Percent
                                                    Amount           of Class
                                                    ------           --------

Charles Gargano                     Director            500,000        .034%
3 Lazare Lane
Islip, NY  11751

Jeffrey Goldstein                   Director               -0-
2080 Vine Drive
Merrick, NY  11566

David Goldblatt                     Director            100,416        .006%
410 East 80th Street
New York, NY  10024

Howard Weiser                       Director               -0-
8632 NW 54th Street
Coral Springs, FL  33067

Date Corporation Ltd.                                   900,000        .062%
% Bruce Campbell & Co.
Attn:  John Broadbent
Bank of Nova Scotia Bldg
4th Floor
British West Indies
Grand Cayman Islands

Cede & Co.                                            3,416,658        .236%
PO Box 20
Bowling Green Sta
New York, NY  10025

Lauder International, Ltd.                            4,725,000        .326%
PO Box 884
Grand Cayman BWI
Cayman Islands

Officers and Directors as a Group                       600,416        .041%

(1)      All of the above shares are owned of record and beneficially.

(2)      None of the officers and directors own Unit Warrants.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Brian Travis, former Chairman and Chief Executive Officer of the Company, was also a principal of Arrow National and Chief Executive Officer of Asia Pacific Limited. The Company and Mr. Travis have each initiated litigation against the other. (See Item 3 - Legal Proceedings; See Item 8 - Notes 5 and
11).

         Howard Weiser, Officer and 44% shareholder of Perma Seal, simultaneously became Director of the Company upon acquisition of Perma Seal.


                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended July 31, 1996.

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


                                    EXHIBITS

Exhibit No.

   2     Acquisition Agreement of Perma Seal International, Inc. by the Company.

   99 Letter of Intent between Perma Seal International, Inc. and Envio Dynamics Corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended July 31, 1996 Form 10K Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                      By: /s/ Edgar M. Reynolds
                                          -----------------------------------
                                          Edgar M. Reynolds
                                          President & Chief Executive Officer
                                          Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

                  Signature                     Date
                  ---------                     ----
/s/ Edgar M. Reynolds                       February 10,1997
--------------------------------
Edgar M. Reynolds
Director

     Charles Gargano                        February 10,1997
--------------------------------
Charles Gargano
Director

/s/  David M. Goldblatt                     February 10,1997
--------------------------------
David M. Goldblatt
Director

    Jeffrey Goldstein                       February 10,1997
--------------------------------
Jeffrey Goldstein
Director

/s/  Howard Weiser                          February 10,1997
--------------------------------
Howard Weiser
Director

                                EXHIBIT INDEX


Exhibit No.                     Description

    2              Acquisition Agreement of Perma Seal International, Inc.
                   by the Company.

    99             Letter of Intent between Perma Seal International, Inc.
                   and Envio Dynamics Corporation.