Form 10QSB
period 1996-10-31
WINNERS ALL INTERNATIONAL INC
filed 1997-02-14
CIK 875296

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                      Commission File Number:
October 31, 1996                                                0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   13-3545304
(State or other jurisdiction of             (I.R.S. Employer identification
incorporation or organization)              No.)

600 N.W. 44 Street Suite 2H, Ft. Lauderdale, Florida           33309
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


                          Yes _____ No _____


The number of shares of common Stock, par value $.01 per share, outstanding as of October 31, 1996 is 14,471,756 shares.

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                OCTOBER 31, 1996


PART I - FINANCIAL INFORMATION

                                                                               PAGE #
                                                                               ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          October 31, 1996 and July 31, 1996                                        1

          Condensed Consolidated Statements of Operations-
          Three Months Ended October 31, 1996 and 1995                              2

          Condensed Consolidated Statements of Cash Flows-
          Three Months Ended October 31, 1996 and 1995                              3

          Notes to Condensed Consolidated Financial Statements                    4-7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                        8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                      9-10

Item 2.   Changes in Securities                                                    10

Item 3    Defaults Upon Senior Securities                                          10

Item 4.   Submission of Matters to a Vote of Security Holders                      10

Item 5.   Other Information                                                     11-12

Item  6.  Exhibits and Reports on Form 8-K                                         12

          Signatures                                                               13

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1996 AND JULY 31, 1996


                                     ASSETS

                                                                  October 31,          July 31,
                                                                     1996                1996
                                                                     ----                ----
                                                                  (Unaudited)
Current Assets:                                                   $      --           $      --
                                                                  -----------         -----------

       Total Current Assets                                              --                  --
                                                                  -----------         -----------

Property and Equipment, Net                                              --                  --

Other Assets                                                             --                  --
                                                                  -----------         -----------

                                                                  $      --           $      --
                                                                  ===========         ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expense                         $   483,319         $   426,361
                                                                  -----------         -----------

       Total Current Liabilities                                      483,319             426,361
                                                                  -----------         -----------

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
                                                                  ===========         ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                                   (unaudited)


                                         Three months ended October 31,
                                            1996                1995
                                            ----                ----
REVENUES                                $       --          $       --
                                        ------------        ------------

COST AND EXPENSES
   Royalty Expense                              --                  --
   General and Administrative                   --                56,958
   Depreciation and Amortization                --                  --
                                        ------------        ------------
                                                --                56,958
                                        ------------        ------------

 OPERATING (LOSS)                               --               (56,958)

 OTHER INCOME (EXPENSE)                         --                  --
                                        ------------        ------------

 NET (LOSS)                             $       --          $    (56,958)
                                        ============        ============

 NET (LOSS) PER COMMON SHARE            $       --          $     (0.004)
                                        ============        ============

 AVERAGE SHARES OUTSTANDING               14,471,756          14,471,756
                                        ============        ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                         WINNERS ALL INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                       Three months ended October 31,
                                                           1995              1994
                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                             $(56,958)        $(851,109)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization                             --              48,076
  Changes in Assets and Liabilities:
    Accounts Receivable-Trade                                --               3,908
    Prepaid Expense and Other Current Assets                 --              41,150
    Note Receivable                                          --             250,000
    Accounts Payable and Accrued Expenses                  56,958           592,650
    Other Current Liabilities                                --             (18,558)
                                                         --------         ---------

          Total Adjustments                                56,958           917,226
                                                         --------         ---------


NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             --              66,117
                                                         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to Acquire Property and Equipments               --             (41,639)
                                                         --------         ---------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES:            --             (41,639)
                                                         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:            --                --
                                                         --------         ---------

NET INCREASE (DECREASE) IN CASH                              --              24,478
                                                         --------         ---------

CASH AT THE BEGINNING OF YEAR                                --             108,037
                                                         --------         ---------

CASH AT END OF YEAR                                      $   --           $ 132,515
                                                         ========         =========

Supplemental Cash Flow Data:
   Non-cash Financing Activities
     Conversion of preferred stock to common            $   --           $  50,000
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

 NOTE 1 -  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Winners All International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on form 10-KSB for the year ended July 31, 1996.

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

        The operations of WIN since September 23, 1993 have been included in the operations for the three months ended October 31, 1996. In June 1993, prior to consummating the acquisition, NCC discontinued the operations of its previous business. NCC executed an agreement to sell its product line to an unrelated.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATION AND FINANCIAL CONDITIONS

 RESULTS OF OPERATIONS

 Quarter ended October 31, 1996 as Compared to the Quarter Ended October 31,
 1995

        During the quarter ended October 31, 1996, ("the 1996 Quarter") the Company significantly reduced its efforts towards marketing the UC'NWIN Systems.

        For the 1996 Quarter ended, the Company had operating expenses, excluding depreciation and amortization, of $-0-, a decrease from the 1995 Quarter amount of $56,958. The decrease is attributable to the elimination of royalty payments and as a result of the reduced joint venture efforts. There were no operating expenses for the 1996 Quarter as the former operations was discontinued effective July 31, 1996. Depreciation and Amortization costs remained at $ -0- . This is due to the elimination of amortization and depreciation expense as a result of the license, property and equipment abandoned and written-off effective for the year ended July 31, 1995.

        FINANCIAL CONDITIONS

        The Company has suffered recurring losses from former operations resulting in an accumulated deficit of $(9,095,944) and a shareholder (deficit) of $(870,078) for the quarter ended October 31, 1996. In addition, management of the Company has established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities. The Company must also obtain a significant amount of capital for future development of new activities. Management is of the opinion that it can raise significant capital through the future issuance of additional shares of common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Quarter Ended October 31, 1996 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on February 10, 1997.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                                       By: s/ Edgar M. Reynolds
                                           ------------------------------------
                                           Edgar M. Reynolds
                                           President & Chief Executive Officer
                                           Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

       Signature                                 Date
       ---------                                 ----

s/ Edgar M. Reynolds                             February 10,1997
----------------------------------
Edgar M. Reynolds
Director

   Charles Gargano                               February 10,1997
----------------------------------
Charles Gargano
Director

s/ David M. Goldblatt                            February 10,1997
----------------------------------
David M. Goldblatt
Director

   Jeffrey Goldstein                             February 10,1997
----------------------------------
Jeffrey Goldstein
Director

s/ Howard Weiser                                 February 10,1997
----------------------------------
Howard Weiser
Director