Form 10KSB40
period 1996-12-31
WINNERS ALL INTERNATIONAL INC
filed 1997-05-21
CIK 875296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the period of five months ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


                         WINNERS ALL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                      13-3545304
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

600 NW 44th Street, #2H, Fort Lauderdale, Florida                                                  33309
(Address of principal executive offices)                                                      (Zip Code)

Registrant's telephone number, including area code (954) 561-0009

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 per value, Redeemable Warrant to Purchase One share of Common Stock

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant's revenues for its most recent period, ended December 31, 1996 were $ -0- . The aggregate value of the voting stock of the registrant held by non affiliates as of March 31, 1997 was $ 9,208,406 based on the reported average closing bid and asked price of $ .50 on that day. Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date: 18,416,813 shares of Common Stock on March 31, 1997.

                                     PART I

ITEM 1. BUSINESS

Recent Developments

         On February 17, 1997, Winners All International, Inc. (the "Company") made a determination to change its former fiscal year of July 31, to December
31. The Form 10-K report for the five months ended December 31, 1996 will cover the transition period.

         The Company was operationally inactive from August 1, 1995 to January 26, 1997. The Company has been holding regular Board meetings to restructure its operations, transact business to rebuild shareholder value, settle outstanding former legal matters, and bring its Securities Exchange Commission filing requirements and records current.

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

         On February 23, 1997, the Company, pursuant to a January 28, 1997 acquisition agreement with Perma Seal International, Inc. ("Perma Seal"), authorized the issuance of 2,100,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares, $ .01 par value, of common stock. Accordingly, Perma Seal is a wholly-owned subsidiary of the Company.

         On February 21, 1997, pursuant to a February 4, 1997 letter of intent, Perma Seal completed negotiations, which resulted in a stock purchase agreement, with Envio Dynamics Corporation ("Envio Dynamics"). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of Envio Dynamics in exchange for $750,000. As of April 30, 1997, approximately $450,000 has been paid. The 3,750,000 shares have been placed in escrow until the remaining $300,000 is paid. Accordingly, the $450,000 previously paid by Perma Seal to Envio Dynamics will be recorded as a deposit on the books of Perma Seal until the shares are released from escrow. Upon the exchange of the shares, Envio Dynamics will be accounted for as a majority (75%) owned subsidiary of Perma Seal.

         Perma Seal, a Florida corporation in its initial stages of development, has as its sole asset an exclusive sales and distribution agreement for the marketing and distribution of a new line of sealant and coating products. The exclusive marketing and distribution rights cover the territories including Europe, Caribbean, South America, Latin America and Mexico. Perma Seal will receive a 10% commission on all sales within their territories.

         The International Distribution Agreement was executed between Envio Dynamics and Perma Seal on January 27, 1997. The product line will be developed and manufactured by Envio Dynamics, a Griffin-Georgia based corporation in its initial stages of development. The product line uses a patent pending "recycled" rubber process to create "rubberized" sealant and coating materials, with no new original rubber being used. Instead, the pure recycled rubber is derived from existing resources of used tires.

         The process involves, using pure recycled crumb rubber from used tires. The pure recycled crumb rubber is mixed with a specially developed formula to create a new "rubberized" sealant and coating material for the marketplace.

         One of the new products is a Single Ply Spray On Roofing System that is seamless. The color is white, which enables the product to reflect almost 90% of the heat with a high insulation rating. Like pure rubber, the products will contract and expand, unlike a chemical product that may dry and crack. The products are estimated to have 5 to 10 times the life of existing similar products. Other products planned for development by Envio Dynamics, the manufacturer, include:

         Bus and Trailer Coatings
         Automobile Undercoating
         Moisture Barrier Basements and Above Ground
         Seamless Floors
         Mobile Home Roofing
         Heavy Duty Tank Linings
         Block Filler Sealant
         Anti Slip Coatings
         Stucco Type Finish

         Perma Seal has been in negotiations with several interested parties in Mexico and its other exclusive territories and has received two letters of intent evincing interest for the purchase of up to 1.5 million gallons annually of its roofing sealant, subject to receipt of samples and confirmation of test applications. The first letter of intent is from Major Paints, a large distributor of paint and coating materials that sells to major retail chains and the Mexican government. The second letter of intent is from IPSEAL de

MEXICO, S.A., de C.V. ("IPSEAL"), a major construction company that does work for the Mexican government. Subsequently, Perma Seal received a purchase order from IPSEAL for delivery of 1,000,000 gallons over a ten month period at an anticipated gross sales price of $18 million.

         Subject to the final closing of the Stock Purchase Agreement between Envio Dynamics and Perma Seal, Perma Seal will control the business affairs of the manufacturer of the products. Perma Seal will then control the United States and international markets, for the sale and distribution of the developing product line, formulae, and manufacturing processes. Perma Seal plans to work with other leading manufacturing facilities around the world for the licensing of the process and distribution of the products. Perma Seal will be electing three (3) directors to the five (5) member Board of Directors of Envio Dynamics Corporation.

         Envio Dynamics subleases through Perma Seal a manufacturing facility, previously used to make chemical products, on a five acre parcel of land in Georgia. The facility is equipped with mixing machines, offices, lab room, raw material space, distribution facility, and is adjacent to an active railroad track. Perma Seal has negotiated to acquire these facilities.

         Mr. Earle Jonas, Founder and minority owner (25%), will be staying on as Chief Operating Officer and Director, to ensure the product development and manufacturing process. Mr. Jonas will have a five year Employment Agreement with an annual salary of $120,000 plus commissions of 1% on the first $50 million of gross sales and -1/2 % on the next $50 million of gross sales. In addition, Mr. Jonas has an option to acquire an additional 100,000 shares at $8.00 per share, during the term of this agreement.

         On March 21, 1997, Perma Seal entered into a purchase and sale agreement with the Essex Chemical Corporation ("Essex Chemical") to acquire the land, building, and equipment, located at 1521 Industrial Drive, Griffin, Georgia, for $375,000, with a closing date of May 1, 1997. The current expected closing, as amended, is anticipated to be no later than May 30, 1997, unless extended by mutual agreement by both parties.

         On February 20, 1997, the Company adopted a "1997 Non-Statutory Stock Option Plan" (the "Plan") to aid in attracting and retaining persons to assist in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options and is not intended to qualify as "Incentive Stock Options" within the meaning of section 422 of the Internal Revenue Code. The purchase price of each share of stock within this Plan shall not be less than 20% of the fair marker value of such share on the date the option is granted. The fair market value of a share on a particular date shall be deemed to be the average of the high bid and high asked price. Pursuant to the Plan, the Company entered into a contract with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he will receive one million shares of stock with an option to purchase two million additional shares.

         On April 4, 1997, the Board of Directors of the Company authorized management to commence negotiations to acquire 100% of the outstanding common stock of Designer Wear, Inc. Designer Wear, Inc., a Florida corporation, is a privately held development stage company, organized August 1996, which has as its principal business and sole assets a) a worldwide license for use of the name, likeness and image of the late American actor "James Dean" on socks; and,
b) a joint venture for the worldwide promotion, development and marketing of the trademark "Smith and Wesson" on apparel and accessories. Howard Weiser, officer and director of the Company, is also an officer, director and major stockholder of Designer Wear, Inc.

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

         The assets of the former company, Natural Child Care, Inc., were liquidated and its former business discontinued so that the new business of the Company was the development, marketing, installation and operation of the "UC'NWIN System".

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

         The process involves using pure recycled crumb rubber from used tires. The pure recycled crumb rubber is mixed with a specially developed formula to create a new "rubberized" sealant and coating material for the marketplace.
See "Business-Recent Developments".

Employees

         The Company as of April 30, 1997 has no salaried employees. During the Company's reorganization process, approximately six persons are working as independent contractors on a part-time basis. The Company expects, by June 30, 1997, to have six or more employees.

ITEM 2. PROPERTY

         The Company owns no property. The Company currently occupies office space at 600 NW 44th Street, #2H, Fort Lauderdale, Florida 33309. The Company is actively seeking to lease facilities for permanent office space. Perma Seal obtained the lease for the manufacturing facilities from Envio Dynamics under a separate agreement. The lease with the Essex Chemical Corporation is a month-to-month lease. Perma Seal has entered into an agreement to acquire such facilities. See Business - Recent Developments.

ITEM 3. LEGAL PROCEEDINGS

         (A) Stanley Farber, Plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Company and Davidoff and Molito, former legal counsel for the Company, for breach of purported executive employment contract. As a result of the absence of counsel on behalf of the Company, a motion for final default judgment was granted and a hearing date of June 19, 1997 was established to determine damages. The Company has hired new counsel to negotiate a settlement or appeal the judgment. Management belives potential damages to between $50,000 to $150,000. The outcome of these proceedings cannot be determined at the present time.

         (B) Several lawsuits in Florida and Georgia have been recorded against WinNet, a member of the WinNet joint venture, and the Company. Management is of the opinion these lawsuits are without merit and expects to file a motion to dismiss plaintiff's complaint.

         (C) On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division): The Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of
Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000, the Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects file a motion to dismiss Plaintiff's complaint. The outcome cannot be determined at the present time.

         (D) On April 17, 1995, AG Industries sued Winners All International, Inc. and UC'NWIN Systems, Inc. for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of

$400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion but the Court has not yet ruled on it. There has been no discovery and the outcome cannot be determined at the present time.

(E) The Company had entered into a five-year employment agreement, with Brian Travis, a former president, who was a major stockholder, expiring August 31, 1998. the employment agreement provides for a base salary of $90,000. In May 1995, the Company and the former president mutually agreed to terminate his employment agreement.

         In June 1995, the company engaged outside counsel to make inquiries concerning certain unauthorized transactions of the Company involving possible irregular payments during 1995: (1) of compensation and commissions to Brian Travis, the former president, and his affiliate (Arrow Capital) aggregating approximately $400,000; (2) Involving other unauthorized activities of the former president as principal of WinNet, an affiliated entity in which the Company has a 49% equity interest, wherein such affiliate made unauthorized purchases of approximately 50,000 shares of the Company's common stock; (3) For transactions involving approximately $250,000 for services rendered by certain unrelated third party entities.

         On July 26, 1995, the Company initiated a lawsuit against the former president and Arrow Capital to recover unauthorized payments of commission; related to the sale of REG S stock, in the amount of $364,675.

         On or about July 3, 1995, Brian A. Travis, initiated a lawsuit against WIN Network, LLC and Winners All International, Inc. In this action, Mr. Travis seeks to enforce a purported employment agreement which he claims was entered into between WIN Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. WIN Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

         On March 5, 1996, both defendants filed a motion to dismiss the Travis action on the ground that the purported employment agreement violated applicable provisions of the New York Limited Liability Corporation Law, the WIN Network, LLC operating agreement, and the Winners All International, Inc. by-laws. As a result of financial restrictions, no further legal activities were performed by the Company.

         On January 29, 1997, the Board of Directors of the Company due to financial restraints ratified that all past and current litigation and inquiries against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of the high and low bid prices for the Company's common stock and warrants to purchase common stock for the five months ended December 31, 1996:

                                           COMMON STOCK      REDEEMABLE WARRANTS
                                           ------------      -------------------

         PERIOD                          HIGH         LOW       HIGH         LOW
         ------                          ----         ---       ----         ---
August 1, 1996 -                         .06         .06         --          --
         August 31, 1996                 .04         .04         --          --

September 1, 1996 -                      .04         .04         --          --
         September 30, 1996              .04         .04         --          --

October 1, 1996 -                        .02         .02         --          --
         October 31, 1996                .02         .02         --          --

November 1, 1996 -                       .02         .02         --          --
         November 30, 1996               .02         .02         --          --

December 1, 1996 -                       .02         .02         --          --
         December 31, 1996               .06         .06         --          --

         As of the close of business on March 31, 1997, there were 160 and 1 holder of record, respectively, of the Common Stock and Redeemable Warrants. The Company believes it has over 300 beneficial owners of its Common Stock.

         The Company has paid no cash dividends in respect of its Common Stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

                        FIVE MONTHS ENDED    FIVE MONTHS ENDED     YEAR ENDED       YEAR ENDED
                        DECEMBER 31, 1996    DECEMBER 31, 1995    JULY 31, 1996    JULY 31, 1995
                        -----------------    -----------------    -------------    -------------
                                                (Unaudited)
Revenue                    $     -0-            $       -0-        $     -0-       $       -0-

Costs and expenses         $     -0-            $   624,353          453,396         3,250,648

Net Loss from
Operations                 $     -0-            $  (624,353)        (453,396)       (3,250,648)

Net Loss from
Operations Per Share       $     -0-            $     (0.05)           (0.55)            (0.52)


                        FIVE MONTHS ENDED    FIVE MONTHS ENDED     YEAR ENDED       YEAR ENDED
                        DECEMBER 31, 1996    DECEMBER 31, 1995    JULY 31, 1996    JULY 31, 1995
                        -----------------    -----------------    -------------    -------------
Total Assets               $     -0-            $11,110,419        $     -0-       $       -0-

Total Current Liabilities  $ 870,078            $ 5,947,774        $ 870,078       $   426,361

Long-Term Debt             $     -0-            $       -0-        $     -0-       $       -0-

Stockholders' Equity       $(870,078)           $ 5,162,675        $(870,078)      $ (426,361)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(a) Current Operations

         The Company was operationally inactive from August 1, 1995 through January 26, 1997. On January 29, 1997, a Special Meeting of the Board of Directors was held. Discussions centered on reorganizing the affairs of the Company, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and to bring business records up to date. During that same meeting, the Board of Directors recognized and resolved, that as a result of the permanent impairment of former operational assets, a measurement date of January 29, 1997 was established to abandon former operations effective for the year ended July 31, 1995.

         In January, 1997, the Company acquired Perma Seal. In February, 1997, pursuant to a letter of intent, Perma Seal completed negotiations to acquire 75% of the authorized common voting stock of Envio Dynamics. These transactions are described elsewhere in this Form 10K.

(b)  Historical Operations

         Year Ended July 31, 1996

         In January, 1997, the Board of Directors approved a reserve of $200,000 for contingencies for former operations. The Company incurred $253,396 of General and Administrative expenses to wind down the affairs of historical operations.

         General and Administrative expenses also included 100,000 shares for Executive Compensation, at current market value of $17,500.

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

         The Company's 49% interest in the joint venture resulted in a loss of approximately $1,470,000. As a result of the actions of the Board of Directors, asset values were written off as follows:

         Asset                          Operations                      Amount
         -----                          ----------                      ------
Accounts Receivable                     Bad Debts                     $  307,371
License                                 Loss on Disposal              $1,992,011
Joint Venture                           Loss on Investments           $1,817,413

Liquidity and Capital Resources

         (a) Current

         The Company, currently does not have the liquidity or capital resources to fund Perma Seal or Envio Dynamics without raising capital either from borrowing or from the sale of additional shares of stock. In 1997, the Company has raised approximately $500,000 through the registration and sale of additional shares of common stock. The Company is raising further financing through the sale of additional shares of stock. Management is continuing to negotiate with vendors to resolve all claims resulting from former operations.

         The Company also anticipates further sources of financing from letters of credit. These letters of credit are related to the ten month delivery schedule for 1,000,000 gallons of sealant product. Pursuant to a purchase order, the anticipated order gross sales price will be $18 million. This transaction is described elsewhere in this 10K.

         (b) Historical

         Year Ended July 31, 1996

         The Company, currently, does not have the liquidity or capital resources to fund Perma Seal or Envio Dynamics without raising capital either from borrowing or from the sale of additional shares of stock.

         The Company is raising additional financing through the sale of shares of common stock and management believes that such financing is feasible. Management intends to negotiate with vendors to resolve all claims resulting from former operations.

         The Company increased liabilities of $253,396, for costs incurred, in the winding down of historical operations. Liabilities also included 100,000 shares, of Executive Compensation, at current market value of $17,500.

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

ITEM 8. FINANCIAL STATEMENTS

                               FORM 10-K - ITEM 8
                         WINNERS ALL INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES




                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT ..........................................       15

CONSOLIDATED BALANCE SHEETS ...........................................       16

CONSOLIDATED STATEMENTS OF OPERATIONS .................................       17

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .......................       18

CONSOLIDATED STATEMENTS OF CASH FLOWS .................................       19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................    20-38


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

                             JOEL S. BAUM, CPA, P.A.
                         4310 SHERIDAN STREET, SUITE 202
                            HOLLYWOOD, FLORIDA 33021

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Winners All International, Inc.

We have audited the accompanying consolidated balance sheet of Winners All International, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the five months ended December 31, 1996 and the two years ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winners All International, Inc. and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for five months ended December 31, 1996 and the two years ended July 31, 1996 and 1995 in conformity with generally accepted accounting principles.

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

s/Joel S. Baum, CPA, P.A.
-------------------------------
Joel S. Baum, CPA, P.A.
Baum and Company
Certified Public Accountants
Hollywood, Florida

April 30, 1997

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND JULY 31, 1996

                                     ASSETS

                                                           DECEMBER 31        JULY 31
                                                           ----------        ----------
Current Assets:
            Total Current Assets                           $       --        $       --
                                                           ----------        ----------

Property and Equipment, Net                                        --                --
                                                           ----------        ----------

Other Assets:
            Total Other Assets                                     --                --
                                                           ----------        ----------
                                                           $       --        $       --
                                                           ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable
      and Accrued Expense                                  $  870,078        $  870,078
                                                           ----------        ----------
         Total Current Liabilities                            870,078           870,078
                                                           ----------        ----------

Commitments and contingencies

Stockholders'  (Deficit) Equity:
    Preferred Stock, $1.00 Par Value,
    2,000,000, Shares Authorized;
    Series A Convertible, 750,000 Shares Authorized;
    Issued & Outstanding, 62,500 Shares Unconverted            55,035            55,035

    Common Stock $.01 Par Value,
    60,000,000 shares Authorized;
    14,471,756 Shares Issued & Outstanding                    144,717           144,717

    Additional Paid-In-Capital                              8,026,114         8,026,114
    Accumulated (Deficit)                                  (9,095,944)       (9,095,944)
                                                           ----------        ----------
        Total Stockholders' (Deficit) Equity                 (870,078)         (870,078)
                                                           ----------        ----------
                                                           $       --        $       --
                                                           ==========        ==========




                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          FIVE MONTHS ENDED     YEAR ENDED        YEAR ENDED
                                          DECEMBER 31, 1996    JULY 31, 1996     JULY 31, 1995
                                          -----------------    -------------     -------------
REVENUES                                     $       -0-        $       -0-       $       -0-
                                             -----------        -----------       -----------
Costs and Expenses

  Cost of Sales                              $       -0-        $       -0-       $       -0-

  Royalty Expense                            $       -0-        $       -0-       $   233,920

  General and Administrative                 $       -0-        $   253,396       $ 1,263,378

  Depreciation and Amortization              $       -0-        $       -0-       $       -0-

  Bad Debts                                  $       -0-        $       -0-       $   307,371

  Share of WinNet Loss                       $       -0-        $       -0-       $ 1,470,751
                                             -----------        -----------       -----------

                                             $       -0-        $   253,396       $ 3,250,648
                                             -----------        -----------       -----------

(Loss) Before other Expenses                 $       -0-        $  (253,396)      $(3,250,648)
                                             -----------        -----------       -----------

Other (Expense):

  Reserve for Contingencies                  $       -0-        $ (200,000)       $       -0-

  Loss on Disposal of Assets                 $       -0-        $       -0-       $(1,992,011)

  Loss on Investments                        $       -0-        $       -0-       $(1,817,413)
                                             -----------        -----------       -----------

Total Other (Expense)                        $       -0-        $  (200,000)      $(3,809,424)
                                             -----------        -----------       -----------

Net (Loss)                                   $       -0-        $  (200,000)      $(3,809,424)
                                             -----------        -----------       -----------

NET LOSS PER COMMON SHARE                    $       -0-        $    (0.031)      $     (0.52)
                                             -----------        -----------       -----------

AVERAGE SHARES OUTSTANDING                    14,471,756         14,471,756        13,487,258
                                             -----------        -----------       -----------

                      SEE INDEPENDENT AUDITORS' REPORT AND
             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                 AS OF DECEMBER 31, 1996, JULY 31, 1996 AND 1995

                                                       Stock             Common Stock
                                                       Amount                        Amount                          Stock
                                     Preferred       Par Value                     Par Value        Paid-In      Subscription
                                       Shares          $1.00          Shares         $0.01          Capital       Receivable
                                       ------          ------         ------         ------         -------       ----------
Balance at July 31, 1994               112,500         105,035      12,116,780        121,168      4,817,588           --

Issuance of Stock                           --              --       2,336,976         23,369      3,158,706           --

Conversion of Series A
Preferred Stock to Common Stock        (50,000)        (50,000)         18,000            180         49,820           --

Net (Loss) for the Year                     --              --              --             --             --           --
                                       -------------------------------------------------------------------------------------

Balance at July 31, 1995                62,500          55,035      14,471,756        144,715      8,026,114           --

Net (Loss) for the Year                     --              --              --             --             --           --
                                       -------------------------------------------------------------------------------------

Balance at July 31, 1996                62,500     $    55,035      14,471,756    $   144,715    $ 8,026,114       $   --

Net (Loss) for the Five Months              --              --              --             --             --

Balance at December 31, 1996            62,500     $    55,035      14,471,756    $   144,715    $ 8,026,114       $   --
----------------------------------------------------------------------------------------------------------------------------


                                    Accumulated                        Treasury Stock
                                      Deficit        Subtotal        Shares       Amount       Total
                                      -------        --------        ------       ------       -----
Balance at July 31, 1994            (1,592,155)      3,451,634         --           --       3,451,634

Issuance of Stock                           --       3,182,075         --           --       3,182,075

Conversion of Series A
Preferred Stock to Common Stock             --              --         --           --              --

Net (Loss) for the Year             (7,060,072)     (7,060,072)        --           --      (7,060,072)
                                  --------------------------------------------------------------------

Balance at July 31, 1995            (8,652,227)       (426,363)        --           --        (426,363)

Net (Loss) for the Year               (453,396)       (453,396)        --           --        (453,396)
                                  --------------------------------------------------------------------

Balance at July 31, 1996          $ (9,095,944)    $  (870,080)        --           --     $  (870,080)

Net (Loss) for the Five Months              --              --         --           --              --

Balance at December 31, 1996      $ (9,095,944)    $  (870,080)        --           --     $  (870,080)
------------------------------------------------------------------------------------------------------

                        SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                         5 MONTHS  ENDED    YEAR ENDED       YEAR ENDED
                                                          DEC. 31, 1996    JULY 31, 1996    JULY 31, 1995
                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                  $      --      $  (453,396)     $(7,060,072)
Adjustments to Reconcile Net Loss to Net
Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                                    --               --               --
  Sale of Intangibles                                              --               --               --
  Write Down of Fixed Assets                                       --               --               --
  Share of WinNet Loss                                             --               --        1,470,751
  Loss on Disposal of Intangible Assets                            --               --        1,992,011
  Loss on Investments                                              --               --        1,817,413
  Bad Debt Expense                                                 --               --          307,371
Changes in Assets and Liabilities:
  Accounts Receivable-Trade                                        --               --            3,908
  Prepaid Expense and Other Current Assets                         --               --          374,101
  Note Receivable                                                  --               --        1,000,000
  Other Assets                                                     --               --           62,242
  Accounts Payable and Accrued Expenses                            --          453,396          178,375
  Royalties Payable                                                --               --          190,178
  Other Current Liabilities                                        --               --          (11,963)
                                                            -------------------------------------------
     Total Adjustments                                             --               --        7,384,387
                                                            -------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   --               --          324,315
                                                            -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments to Acquire Property and Equipment                       --               --          (12,187)
  Payments to Acquire License                                                       --               --
  Investment in Win Network LLC                                    --               --       (3,602,240)
  Cash Acquired in Reverse Acquisition                             --               --
                                                            -------------------------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                   --                        (3,614,427)
                                                            -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Preferred Stock                        --               --
   Proceeds from Issuance of Common Stock                          --               --        3,182,075
                                                            -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                         --               --        3,182,075
                                                            -------------------------------------------
NET INCREASE (DECREASE) IN CASH                                    --               --         (108,037)
                                                            -------------------------------------------
CASH AT THE BEGINNING OF YEAR                                      --               --          108,037
                                                            -------------------------------------------
CASH AT THE END OF YEAR                                            --               --
                                                            ===========================================
Supplemental Cash Flow Data:
  Non-Cash Operating Activities
    Loss on Disposal of Intangible Assets                   $      --      $        --      $ 1,992,011
    Loss on Investments                                            --               --        2,090,333
  Non-Cash Financing Activities                                    --               --               --
    Conversion of Preferred Stock to Common Stock                  --               --           50,000
    Common Stock Issued for License                                --               --               --
    Common Stock Issued for Capital Contribution of Debt           --               --               --
    Assets Acquired from Acquisition                               --               --               --

SEE INDEPENDENT AUDITORS' REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

H. Winners All, Ltd., a wholly-owned subsidiary of the Company, has ceased all operations. A measurement date of January 28, 1996 and an abandonment date of July 31, 1995 has been established. (Note 12)

I. I. Disputes with former management shall cease. (Note 11)

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at historical cost. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets.

         Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets, are capitalized. Upon retirement or disposal of the property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and, the resulting gain or loss is reflected in operations.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FOREIGN CURRENCY TRANSACTION

         Through July 31, 1995, the Company has accounted for the activities of its foreign subsidiary with the U.S. dollar as the functional currency. Any exchange gains or losses during the period were insignificant.

         PER SHARE DATA

         Per share data is calculated based on average number of shares outstanding. Stocks options and warrants are considered to be common stock equivalents, but are excluded from earnings per share computations because of immateriality or anti-dilution.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

         The operations of Winners All International, Inc. since September 23, 1993 have been included in the operations of the Company. Prior to consummating the acquisition, NCC discontinued the operations of its previous business in June 1993. NCC executed an agreement to sell its product line to an unrelated party for approximately $313,000. NCC received approximately $23,000 in cash and a $290,000 promissory note. The purchaser subsequently made certain claims with respect to the product inventory and related liabilities. The two parties reached a settlement that is $125,000 less than the face amount of the note. In addition, NCC was relieved of financial responsibility for possible product returns. Accordingly, the note balance was written down by $125,000 to reflect the final settlement and an accrued product returns allowance of $13,500 was eliminated. The adjusted note balance of $165,000 was paid in full on March 1, 1994. The subsequent write down of the note has been treated as a reduction of the proceeds received by the Company for the shares issued to the former shareholders of NCC.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
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

         Royalty expense for the years ended July 31, 1996 and 1995 were $ -0-and $233,920, respectively.

         Amortization expense of the license agreement for the years ending July 31, 1996 and 1995 $ -0-.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 5 - JOINT VENTURE INVESTMENT IN WIN NETWORK, LLC (CONTINUED)

         Subsequent to July 31, 1995, WinNet has lost approximately an additional $975,000. Recurring losses, no marketable activities, and numerous litigation has caused WinNet to abandon operations. As a result of the permanent impairment of WinNet, the Board of Directors of the Company recognized the carrying value of the joint venture investment as non-existent, with no projected future cash flows, and it shall be accounted for as abandoned. Accordingly, effective for the year ended July 31, 1995, $1,817,413 has been reflected as a loss on joint venture investment in the consolidated statements of operations.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
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

NOTE 7 - STOCK OPTIONS AND WARRANTS

         (A) Stock Option Plan - On July 26, 1991, the Company adopted an Incentive and Non-Qualified Stock Option Plan whereby options to purchase 120,000 shares of common stock may be granted until July 25, 2001. The plan is administered and terms of stock purchases are established by the Board of Directors. Qualified options, under the plan, may be granted to management and key employees at a price equal to the fair market value at the date of grant (110% of fair market value if the employee owns more than 10% of the Company's voting stock). Non-qualified options may be exercised at any time during the five-year period following the date the options becomes exercisable, which date is established by the Board of Directors when the option is granted. The total stock options outstanding under the stock-option plan were 24,150 as of December 31, 1996 and July 31, 1996 and 1995.

         On June 1, 1993, the Board of Directors awarded six 3-year options, outside the Plan, to purchase 15,000 shares of common stock (a total of 90,000 shares) at $3.32 per share to the five Board members and an officer. The stock options for two of the Board members were canceled in November 1994.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

                                  STOCK OPTIONS

                                                   SHARES           OPTION PRICE
                                                   ------           ------------
         Outstanding @ July 31, 1994                114,150         $3.32-$6.66
                                                -----------

                  Granted(Canceled)                      --
                                                -----------
         Outstanding @ July 31, 1995                114,150         $3.32-$6.66
                                                -----------

                  Granted(Canceled)                      --
                                                -----------
         Outstanding @ July 31, 1996                114,150         $3.32-$6.66
                                                -----------

                  Granted(Canceled)                      --
                                                -----------
         Outstanding @ December 31, 1996            114,150         $3.32-$6.66
                                                ===========

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company currently has no long-term leases for the rental of facilities.

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

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

         (D) The Company had entered into a five-year employment agreement, with Brian Travis, a former president, who was a major stockholder, expiring August 31, 1998. The employment agreement provides for a base salary of $90,000. In May 1995, the Company and the former president mutually agreed to terminate this agreement and he disposed of all but 500,000 shares of common stock.

         In June 1995, the Company engaged outside counsel to make inquiries concerning certain unauthorized transactions of the Company: (1) of compensation and commissions to Brian Travis, the former president, and his affiliate (Arrow Capital) aggregating approximately $400,000;
         (2) of unauthorized activities of the former president as principal of WinNet, an affiliated entity, in which the Company has a 49% equity interest, wherein such affiliate made unauthorized purchases of approximately 50,000 shares of the Company's common stock; (3) for transactions involving approximately $250,000, for services rendered by certain unrelated third parties.

         On July 26, 1995, the Company initiated a lawsuit, against the former president and Arrow Capital, to recover unauthorized payments of commissions, related to the sale of Regulation S stock, in the amount of $364,675.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 11 - LITIGATION (CONTINUED)

         On or about July 3, 1995, Brian A. Travis initiated a lawsuit against WIN Network, LLC and Winners All International, Inc. In this action, Mr. Travis seeks to enforce a purported employment agreement which he claims was entered into between WIN Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. WIN Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

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

         On January 29, 1997, the Board of Directors of the Company, due to financial restraints, ratified that all past and current litigation, and inquiries, against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated.

         (E) Stanley Farber, Plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Company and Davidoff and Molito, former legal counsel for the Company, for Breach of purported executive employment contract. As a result of absence of counsel on behalf of the Company, a Motion for Final Default Judgment was granted and a hearing date of June 19, 1997 was established to determine damages. The Company has hired new counsel to negotiate a settlement or appeal the judgment. Management believes potential damages to range between $50,000 and $150,000. The outcome of these proceedings cannot be determined at the present time.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

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

NOTE 13 - SUBSEQUENT  EVENTS

         On February 17, 1997, the Company made a determination to change its former fiscal year of July 31, to December 31.

         On January 28, 1997, the Company entered into an Acquisition Agreement with Perma Seal (Perma Seal), wherein the Company purchased all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares of common stock, with a par value of $.01 per share, in exchange for 2,100,000 shares of common stock of the Company.

         On February 23, 1997, the Company, pursuant to a January 28, 1997 acquisition agreement with Perma Seal, authorized the issuance of 2,100,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares, $ .01 par value, of common stock. Accordingly, Perma Seal is a wholly owned subsidiary of the Company.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT  EVENTS (CONTINUED)

         On February 21, 1997, pursuant to a February 4, 1997 letter of intent, Perma Seal completed negotiations, which resulted in a stock purchase agreement, with Envio Dynamics Corporation ("Envio Dynamics"). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of Envio Dynamics in exchange for $750,000. As of April 30, 1997, approximately $450,000 has been paid. The 3,750,000 shares have been placed in escrow until the remaining $300,000 is paid. Accordingly, the $450,000 previously paid by Perma Seal to Envio Dynamics will be recorded as a deposit on the books of Perma Seal until the shares are released from escrow. Upon the exchange of the shares, Envio Dynamics will be accounted for as a majority (75%) owned subsidiary of Perma Seal.

         On March 21, 1997, Perma Seal entered into a purchase and sale agreement with the Essex Chemical Corporation ("Essex Chemical") to acquire the land, building, and equipment, located at 1521 Industrial Drive, Griffin, Georgia, for $375,000, with a closing date of May 1, 1997. The current expected closing, as amended, is anticipated to be no later than May 30, 1997, unless extended by mutual agreement by both parties.

         On February 20, 1997, the Company adopted a "1997 Non-Statutory Stock Option Plan" (the "Plan") to aid in attracting and retaining persons to assist in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options and is not intended to qualify as "Incentive Stock Options" within the meaning of section 422 of the Internal Revenue Code. The purchase price of each share of stock within this Plan shall not be less than 20% of the fair marker value of such share on the date the option is granted. The fair market value of a share on a particular date shall be deemed to be the average of the high bid and high asked price. Pursuant to this Plan, the Company entered into a contract with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he will receive one million shares of stock with an option to purchase two million additional shares..

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT  EVENTS (CONTINUED)

         On April 4, 1997, the Board of Directors of the Company authorized management to commence negotiations to acquire 100% of the outstanding common stock of Designer Wear, Inc. Designer Wear, Inc., a Florida corporation, is a privately held development stage company, organized August 1996, which has as its principal business and sole assets a) a worldwide license for use of the name, likeness and image of the late American actor "James Dean" on socks; and, b) a joint venture for the worldwide promotion, development and marketing of the trademark "Smith and Wesson" on apparel and accessories. Howard Weiser, officer and director of the Company, is also officer, director, and stockholder of Designer Wear, Inc.

         Based upon the significant subsequent events relating to the new business activities of the Company, a condensed, consolidated, proforma, unaudited financial statement, as of March 31, 1997, is presented as follows:

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   "PROFORMA"
                                   (UNAUDITED)

                                     ASSETS

                                                                    March 31, 1997
         Current Assets:
           Cash                                                       $      473
           Deposit on Investment                                         297,750
                                                                      ----------

             Total Current Assets                                        298,223
                                                                      ----------

         Property and Equipment, Net

         Other Assets:
            Investment in Wholly-Owned Subsidiary                      1,050,000
            Investment in International Distribution Agreement            30,000
                                                                      ----------

               Total Other Assets                                     $1,080,000
                                                                      ----------

                                                                      $1,378,223
                                                                      ==========

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT  EVENTS (CONTINUED)

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   "PROFORMA"
                                   (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                  March 31, 1997
                                                                  --------------
Current Liabilities:
   Accounts Payable and Accrued Expense                             $   848,428
                                                                    -----------

   Total Current Liabilities                                            848,428
                                                                    -----------

Commitments and Contingencies                                               -0-

Stockholders' (Deficit) Equity:
   Preferred stock, $1.00 par value, 2,000,000
   Shares Authorized.  Series A Convertible,
   750,000 Shares Authorized;  Issued;  and
   Outstanding, 62,500 Shares Unconverted at
   March 31, 1997                                                        55,035

   Common Stock $ .01 Par Value, 60,000,000
   Shares Authorized;  17,279,756 Shares Issued
   and Outstanding March 31, 1997                                       172,787

Additional Paid-in-Capital                                            9,401,544
Accumulated (Deficit)                                                (9,099,571)
                                                                    -----------

   Total Stockholders' (Deficit) Equity                                 529,795
                                                                    -----------

                                                                    $ 1,378,223
                                                                    ===========

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FIVE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED JULY 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT  EVENTS (CONTINUED)

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONDENSED STATEMENT OF LOSS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   "PROFORMA"
                                   (UNAUDITED)

                                                     March 31, 1997
                                                     --------------

              Revenues                                      $ -0-
                                                     ------------
              Costs and Expenses:
                 Royalty Expense                              -0-
                 General and Administrative                 3,627
                 Depreciation and Amortization                -0-
                                                     ------------
                                                            3,627
                                                     ------------

              Operating (Loss)                             (3,627)

              Other Income (Expense)                          -0-
                                                     ------------

              Net (Loss)                             $     (3,627)
                                                     ============

              Net (Loss) Per Common Share            $     (0.000)
                                                     ============

              Average Shares Outstanding               15,875,756
                                                     ============

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

         In July, 1994, Paul Gilkes resigned and was replaced by Brian A. Travis who became Chairman of the Board and Chief Executive Officer of the Company. Mr. Joyce remained as President until he resigned on November 7, 1994. Mark Schindler served as Treasurer and Eugene Stricker as Secretary of the Company. Jules Zimmerman, Director, Mr. Schindler, Director, Vice President and Treasurer, Mr. Stricker, Director and Secretary, all resigned. Howard Weiser was appointed as Secretary and Treasurer on April 4, 1997.

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

     NAME                         AGE             POSITION
     ----                         ---             --------
Edgar M. Reynolds                 73              Chairman, President,CEO
Charles Gargano                   58              Director
Jeffrey Goldstein                 42              Director
David M. Goldblatt                53              Director
Howard Weiser                     57              Director, Secretary, Treasurer
Harry W. Brooks, Jr.              67              Director

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

         Howard Weiser was appointed as a Director to the Company. He worked for Zales Jewelry Stores for more than 20 years, and helped create its massive growth from 200 stores to over 1,800 stores. He was involved in all facets of the business and rose to be Executive Vice President. His experience, development of store branches and travel all over the world, in addition to his long list of influential friends and contacts, provides the know-how and drive for the growth of the sales, marketing and distribution activities forthcoming by the Company.

         Major General Harry W. Brooks, Jr. (retired) was appointed as a Director to the Company. He is presently Chairman of Brooks International, which acts as an International Trade Consultant and a direct participant in international investment/trade. General Brooks previously led Advanced Consumer Marketing Corporation, from 1985 to 1994, as Chairman and CEO. Prior thereto, he worked for AMFAC, Incorporated, from 1977 to 1984, in positions ranging from Vice President of Public Affairs to Executive Vice President. He served 29 years in the United States Army, rising in rank from Private to Major General. He received a Korean Presidential Order of National Security Merit, Vietnamese Cross of Gallantry, six cluster Air Medal, two legions of Merit, two Bronze Star Medals, and a Distinguished Service Medal. He is presently a Trustee on the Executive Committee for the Freedom Forum Foundation (formerly the Gannett Foundation) located in Arlington, VA, a Board of Director on the Freedom Forum Newseum in Arlington, VA, on the Advisory Council of the Freedom Forum Pacific Coast Center in San Francisco, CA, on the Advisory Board of Spacevest, Reston, VA, a Director on the International Diplomacy Council, and a Trustee on the Monterey Institute of International Studies. General Brooks graduated from the University of Nebraska, holds a Master's degree from the University of Oklahoma, and did post graduate studies at Stanford Graduate School of Business-Executive Program. He also completed studies at U.S. Army Command and General Staff College, U.S. Army Command and General Staff College, U.S. Army Management School, and U.S. Army War College.

Compliance with Section i6 (a) of the Exchange Act

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

         To the Company's knowledge, based solely on review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16 (a) filing requirements applicable to its officers , directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The Company is currently in the process of restructuring its organizational and operational affairs and is considering Executives and the attendant compensation to fill its various executive positions. The Board of Directors approved the issuance to the President of 100,000 shares of stock,at market value of $17,500, for services rendered, for the Year Ended July 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information based on the outstanding securities of the Company as of March 31, 1997, with respect to each director, each beneficial owner of more than 5% of the Company's common stock and all corporate officers and directors as a group:

                                                                              Percent
                                                         Amount               of Class
                                                         ------               --------

Edgar M Reynolds           Chairman and CEO                 -0- (3)
3671 East Citrus Trace     and Director
Davie, FL  33328

Charles Gargano            Director                     500,000                 .028%
3 Lazare Lane
Islip, NY  11751

Jeffrey Goldstein          Director                         -0-
2080 Vine Drive
Merrick, NY  11566

David Goldblatt            Director                     100,416                 .006%
410 East 80th Street
New York, NY  10024

Howard Weiser              Secretary, Treasurer         925,000                 .051%
8632 NW 54th Street        Director
Coral Springs, FL  33067

Cede & Co.                                            3,441,657                 .187%
PO Box 20
Bowling Green Sta
New York, NY  10025

Lauder International, Ltd.                            4,725,000                 .257%
PO Box 884
Grand Cayman BWI
Cayman Islands

Philadep & Co.
1900 Market Street - 2nd Floor
Philadelphia, PA  19103                               1,910,792                 .104%

Barry M. Weinberg
3320 Pinewalk Drive North #1717
Margate, Florida  33063                                 925,000                 .051%

Officers and Directors as a Group                     1,525,416                 .083%

(1)      All of the above shares are owned of record and beneficially.

(2)      None of the officers and directors owns Unit Warrants.

(3) Although 100,000 shares were authorized for issuance to Edgar Reynolds, president, these shares have not been issued as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Brian Travis, former Chairman and Chief Executive Officer of the Company, was also a principal of Arrow National and Chief Executive Officer of Asia Pacific Limited. (See Item 3 - Legal Proceedings; See Item 8 - Notes 5 and
11).

         Howard Weiser, Officer and 44% shareholder of Perma Seal, simultaneously became Director of the Company upon acquisition of Perma Seal. Howard Weiser, is an officer, director and stockholder of Designer Wear, Inc., a potential candidate for acquisition (See Business - Recent Developments)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The Company filed a Form 8-K in August 1996, which is hereby incorporated by reference, regarding the change of the accounting firm for the Company.

         Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" page herein. All other schedules are omitted because either (i) they are not required under the instructions,
(ii) they are inapplicable, or (iii) the information is included in the financial statements.

                                    EXHIBITS

None

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended December 31, 1996 Form 10K Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale and State of Florida on May 21, 1997.

                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)

                                    By: /s/ Edgar M. Reynolds
                                        ------------------------------------
                                        Edgar M. Reynolds
                                        President & Chief Executive Officer
                                        Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

        Signature                                               Date
        ---------                                               ----

/s/ Edgar M. Reynolds                                       May 21, 1997
-------------------------------------
Edgar M. Reynolds
Director

                                                            May   , 1997
-------------------------------------
Charles Gargano
Director

/s/ David M. Goldblatt                                      May 21, 1997
-------------------------------------
David M. Goldblatt
Director

/s/ Jeffrey Goldstein                                       May 21, 1997
-------------------------------------
Jeffrey Goldstein
Director

/s/ Howard Weiser                                           May 21, 1997
-------------------------------------
Howard Weiser
Director, Secretary, Treasurer

                                                            May   , 1997
-------------------------------------
Harry W. Brooks, Jr.
Director