Form 10QSB
period 1997-03-31
WINNERS ALL INTERNATIONAL INC
filed 1997-05-21
CIK 875296

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                     Commission File Number:
  March 31, 1997                                               0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                      13-3545304
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

600 N.W. 44 Street Suite 2H, Ft. Lauderdale, Florida             33309
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


                               Yes __X___ No _____


The number of shares of common Stock, par value $.01 per share, outstanding as of March 31, 1997 is 18,416,813 shares.

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 1997


PART I -  FINANCIAL INFORMATION
                                                                     PAGE #
                                                                     ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          March 31, 1997 and December 31, 1996                           3

          Condensed Consolidated Statements of Operations-
          Three Months Ended March 31, 1997 and 1996                     4

          Condensed Consolidated Statements of Cash Flows-
          Three Months Ended March 31, 1997 and 1996                     5

          Notes to Condensed Consolidated Financial Statements         6-8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                             9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                           9-11

Item 2.   Changes in Securities                                         12

Item 3    Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12

          Signatures                                                    13

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                               March 31,      December 31,
                                                                 1997            1996
                                                              -----------     -----------
                                                              (Unaudited)
Current Assets:
 Cash                                                         $       473     $        --
 Deposit on Investment                                            297,750              --
                                                              -----------     -----------
       Total Current Assets                                       298,223              --
                                                              -----------     -----------
Property and Equipment, Net                                            --              --

Other Assets:
 Investment in Wholly-Owned Subsidiary                          1,050,000              --
 Investment in Int'l Distribution Agreement                        30,000              --
                                                              -----------     -----------
       Total Other Assets                                       1,080,000              --
                                                              -----------     -----------
                                                              $ 1,378,223     $        --
                                                              ===========     ===========
                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expense                     $   848,428     $   870,078
                                                              -----------     -----------
       Total Current Liabilities                                  848,428         870,078
                                                              -----------     -----------
Commitments and Contingencies                                          --              --

Stockholders' (Deficit)  Equity:
  Preferred stock, $1.00 par value, 2,000,000 Shares
   Authorized. Series A Convertible, 750,000 Shares
   Authorized; Issued; and Outstanding, 62,500 Shares
   Unconverted March 31, 1997, 62,500 Shares
   Unconverted at December 31, 1996                                55,035          55,035

  Common Stock $.01 Par Value, $60,000,000
   Shares Authorized; 17,279,756 Shares Issued
   and Outstanding March 31, 1997; 14,471,756
   Shares Issued & Outstanding December 31, 1996                  172,787         144,717

  Additional Paid-in-Capital                                    9,401,544       8,026,114
  Accumulated (Deficit)                                        (9,099,571)     (9,095,944)
     Total Stockholders' (Deficit) Equity                         529,795        (870,078)
                                                              -----------     -----------
                                                              $ 1,378,223     $        --
                                                              ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                     Three months ended March 31,
                                    -----------------------------
                                         1997             1996
                                    ------------     ------------
REVENUES                            $         --     $         --
                                    ------------     ------------
COST AND EXPENSES
   Royalty Expense                            --               --
   General and Administrative              3,627           26,175
   Depreciation and Amortization              --               --
                                    ------------     ------------
                                           3,627           26,175
                                    ------------     ------------
OPERATING (LOSS)                          (3,627)         (26,175)

OTHER INCOME (EXPENSE)                        --               --
                                    ------------     ------------
NET (LOSS)                          $     (3,627)    $    (26,175)
                                    ============     ============
NET (LOSS) PER COMMON SHARE         $     (0.000)    $     (0.002)
                                    ============     ============
AVERAGE SHARES OUTSTANDING            15,875,756       14,471,756
                                    ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                        CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                    -----------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                       $    (3,627)    $(26,175)
   Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                            --           --
   Changes in Assets and Liabilities:
     Accounts Payable and Accrued Expenses              (21,650)      26,175
                                                    -----------     --------
           Total Adjustments                            (21,650)      26,175
                                                    -----------     --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES        (25,277)          --
                                                    -----------     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposit on Investment                            (297,750)          --
      Investment in Wholly-Owned Subsidiary          (1,050,000)          --
      Investment in Int'l Distribution Agreement        (30,000)          --
                                                    -----------     --------
 NET CASH (USED) BY INVESTING ACTIVITIES:            (1,377,750)          --
                                                    -----------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Issuance of Stock                1,403,500           --
                                                    -----------     --------
 NET INCREASE (DECREASE) IN CASH                            473           --

 CASH AT THE BEGINNING OF YEAR                               --           --
                                                    -----------     --------
 CASH AT END OF YEAR                                $       473     $     --
                                                    ===========     ========
 Supplemental Cash Flow Data:
    Non-cash Financing Activities
    Acquisition of Subsidiary                       $ 1,050,000     $     --
                                                    ===========     ========

                        SEE NOTES TO FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         WINNERS ALL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                   (UNAUDITED)


                          PART 1. FINANCIAL INFORMATION


 ITEM 1 - FINANCIAL STATEMENTS

 CURRENT EVENTS

     On February 17, 1997, Winners All International, Inc. (the "Company") made a determination to change its former fiscal year of July 31 to December 31.

     The Company was operationally inactive from August 1, 1995 to January 26, 1997. The Company has been holding regular Board meetings to restructure its operations, transact business to rebuild shareholder value, settle outstanding former legal matters, and bring its Securities Exchange Commission filing requirements and other compliance matters and records current.

     On January 29, 1997, a Special Meeting of the Board of Directors, recognized and resolved, that as a result of permanent impairment of operational assets, a measurement date of January 29, 1997 was established to abandon former operations effective for year ended July 31, 1995.

     On January 28, 1997, the Company entered into an Acquisition Agreement with Perma Seal wherein the Company purchased all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares of common stock, with a par value of $.01 per share, in exchange for 2,100,000 shares of common stock of the Company.

     On February 23, 1997, the Company, pursuant to a January 28, 1997 acquisition agreement with Perma Seal International, Inc. ("Perma Seal"), authorized the issuance of 2,100,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares, $.01 per value, of common stock. Accordingly, Perma Seal is a wholly-owned subsidiary of the Company.

     February 21, 1997, pursuant to a February 4, 1997 letter of intent, Perma Seal completed negotiations which resulted in a stock purchase agreement with Envio Dynamics Corporation ("Envio Dynamics"). Perma Seal will acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of Envio Dynamics in exchange for $750,000. As of April 30, 1997, approximately $450,000 has been paid. The 3,750,000 shares have been placed in escrow until the remaining $300,000 is paid. Accordingly, the $450,000 previously paid by Perma Seal to Envio Dynamics will be recorded as a deposit on the books of Perma Seal until the shares are released from escrow. Upon the exchange of the shares, Envio Dynamics will be accounted for as a majority (75%) owned subsidiary of Perma Seal.

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

     On February 20, 1997, the Company adopted a "1997 Non-Statutory Stock Option Plan" (the "Plan") to aid in attracting and retaining persons to assist in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options and is not intended to qualify as "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code. The purchase price of each share of stock within this Plan shall not be less than 20% of the fair market value of such shares on the date the option is granted. The fair market value of a share on a particular date shall be deemed to be the average of the high-bid and high-asked prices. Pursuant to the Plan, the Company entered into a contract with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he will receive one million shares of stock with an option to purchase two million additional shares.

     On April 4, 1997, the Board of Directors of the Company authorized management to commence negotiations to acquire 100% of the outstanding common stock of Designer Wear, Inc. Designer Wear, Inc., a Florida corporation, is a privately held development stage company, organized August 1996, which has as its principal business and sole assets, (a) a worldwide license for the use of the name, likeness and image of the late American actor James Dean on socks; and, (b) a joint venture for the worldwide promotion, development and marketing of the trademark "Smith and Wesson" on apparel and accessories. Howard Weiser, officer and director of the Company, is also officer, director and stockholder of Designer Wear, Inc.

 NOTE 1 -  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Winners All International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on form 10-K for the five months ended December 31, 1996.

     The accompanying unaudited consolidated financial statements include the accounts of Perma Seal International Inc., and Winners All Limited (an inactive subsidiary) for the three months ended March 31, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in subsidiaries are accounted for on the equity method.


NOTE 2 - ACQUISITION OF PERMA SEAL INTERNATIONAL, INC.

     On February 23, 1997, the Company, pursuant to a January 28, 1997 acquisition agreement with Perma Seal International, Inc. ("Perma Seal"), authorized the issuance of 2,100,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Perma Seal consisting of 1,000 shares, $.01 per value, of common stock. Accordingly, Perma Seal is a wholly-owned subsidiary of the Company.

     The net asset acquired by the Company from Perma Seal consisted of a distribution agreement valued at cost of $30,000 and secured by a promissory note. No amortization of this cost has been provided until revenues are recognized.

     The value of the acquisition of Perma Seal was determined by the number of shares issued times the average bid and asked prices at the time of issuance of the shares. For accounting purposes, the Company has recorded the acquisition as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

 RESULTS OF OPERATIONS

 Quarter ended March 31, 1997 as Compared to the Quarter Ended March  31, 1996

     The Company was operationally inactive from August 1, 1995 through January 26, 1997. On January 29, 1997, a Special Meeting of the Board of Directors was held. Discussions were centered on reorganizing the affairs of the Company, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and to bring business records up to date. During that same meeting, the Board of Directors recognized and resolved that, as a result of the permanent impairment of former operational assets, a measurement date of January 29, 1997 was established to abandon former operations effective for the year ended July 31, 1995.

     The Company incurred insignificant expenses for the quarter ended March 31, 1997. These expenses arose from the Company's efforts in establishing new business opportunities. Expenses incurred for the quarter ended March 31, 1996 are attributed to the costs of winding down former operations.


     FINANCIAL CONDITIONS

     The Company has suffered recurring losses from former operations resulting in an accumulated deficit of $(9,099,571). In addition, management of the Company has established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities.

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

     The Company also anticipates further sources of financing from letters of credit/ These letters of credit are related to the ten month delivery schedule for 1,000,000 gallons of sealant product. Pursuant to a purchase order, the anticipated order gross sales price will be $18 million. This transaction is described in the December 31, 1996 Form 10K.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     (A) Stanley Farber, plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Company and Davidoff and Molito, former legal counsel for the Company, for breach of purported executive employment contract. As a result of the absence of counsel on behalf of the Company, a motion for final default judgment was granted and a hearing date of June 19, 1997 was established to determine damages. The Company has hired new counsel to negotiate a settlement or appeal the judgment. Management believes potential damages to be between $50,000 and $150,000. The outcome of these proceedings cannot be determined at the present time.

     (B) Several lawsuits, in Florida and Georgia, have been recorded against WinNet, a member of the WinNet joint venture, and the Company. Management is of the opinion these lawsuits are without merit and expects to file a motion to dismiss plaintiffs' complaints.

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

     On or about July 3, 1995, Brian Travis initiated a lawsuit against WIN Network, LLC and Winners All International, Inc. In this action, Mr. Travis seeks to enforce a purported employment agreement which he claims was entered into between WIN Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. WIN Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

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

ITEM  2. CHANGE IN SECURITIES - NONE

ITEM  3. DEFAULT UPON SENIOR SECURITIES - NONE.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM  5. OTHER INFORMATION - NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K - PREVIOUSLY SUBMITTED

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


Date: May 21, 1997                  By: /s/ Edgar M. Reynolds
                                        -----------------------------------
                                        Edgar M. Reynolds
                                        President & Chief Executive Officer
                                        Principal Accounting Officer


Date: May 21, 1997                      /s/ Howard Weiser
                                        -----------------------------------
                                        Howard Weiser
                                        Director, Secretary, Treasurer