Form 10QSB
period 1997-06-30
WINNERS ALL INTERNATIONAL INC
filed 1997-08-19
CIK 875296

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                           Commission File Number
June 30, 1997                                       0-20101

                         WINNERS ALL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                 13-3545304
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


3475 Sheridan Street, Suite #301, Hollywood, Florida      33021
----------------------------------------------------- -------------------
(Address of principal executive offices)                (Zip Code)


                                  (954)964-5553
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X                    No__

The number of shares of common Stock, par value $.01 per share, outstanding as of June 30, 1997 is 19,771,756 shares.



                         IN ACCORDANCE WITH RULE 201 OF
                        REGULATION S-T, THIS FORM 10-QSB
                        IS BEING FILED IN PAPER PURSUANT
                             TO A TEMPORARY HARDSHIP
                                   EXEMPTION.


===============================================================================

                         WINNERS ALL INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 1997


PART 1 - FINANCIAL INFORMATION

                                                                     PAGE #

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                        3

             Condensed Consolidated Statements of Operations -
             Six Months Ended June 30, 1997 and 1996                    4

             Condensed Consolidated Statements of Operations -
             Three Months Ended June 30, 1997 and 1996                  5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996                    6

             Notes to Condensed Consolidated Financial Statements     7-9

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                   10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                          11-12

Item 2.  Changes in Securities                                         12

Item 3.  Defaults Upon Senior Securities                               12

Item 4.  Submission of  Matters to a Vote of Security Holders          12

Item 5.  Other Information                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

                  Signatures                                           13
                                    2

                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                   June 30,       December 31,
                                                    1997              1996
                                                 (Unaudited)
Current Assets:
 Cash                                      $        57,382      $          -
 Expense Advances                                   18,931                 -
 Note Receivable                                   250,000                 -
 Prepaid Expense                                     7,500                 -
                                           ---------------      ---------------
         Total Current Assets                      333,813                 -
                                           ---------------      ---------------


Property and Equipment, Net                          2,802                 -


Other Assets:
 Investment in Wholly-Owned
    Subsidiary                                   1,050,000                 -
 Loan Receivable                                   169,633                 -
 Investment - License and Option                     1,000                 -
 Organization Costs - Net                              198                 -
                                          ----------------     ----------------
         Total Other Assets                      1,220,831                 -

                                          $      1,557,446                 -

                                         =================     ================

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities      $  694,065    $        870,078
  Loans Payable                                    142,405                 -
                                        ------------------    -----------------
    Total Current Liabilities                      836,470             870,078


Commitments and Contingencies

Stockholders' (Deficit) Equity:
  Preferred stock, $1.00 par value, 2,000,000 Shares
   Authorized; Series A Convertible, 750,000 Shares
   Authorized; Issued; and Outstanding, 62,500 Shares
   Unconverted June 30, 1997, 62,500 Shares
   Unconverted at December 31, 1996.               55,035               55,035


Common Stock $.01 Par Value, $60,000,000
  Shares Authorized; 19,771,756 Shares Issued
  and Outstanding June 30, 1997; 14,471,756
  Shares Issued & Outstanding December 31, 1996   197,717              144,717

Additional Paid-in-Capital                     10,230,624            8,026,114
Accumulated(Deficit)                           (9,762,400           (9,095,944)
                                          ---------------       ---------------
   Total Stockholder' (Deficit)Equity             720,976             (870,078)
                                          ----------------      ---------------
                                         $      1,557,446       $          -
                                          ================      ===============

                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Six  months ended June 30,
                                                     1997              1996

REVENUES                                           $    -         $
                                                   --------         --------

COST AND EXPENSES
  Royalty Expense                                      -                 -
  General and Administrative                        610,365          26,175
  Depreciation and Amortization                          91              -
                                                   --------         --------
                                                    610,456          26,175
                                                   --------         --------
OPERATING (LOSS)                                   (610,456)        (26,175)

OTHER INCOME (EXPENSE)                              (56,000)             -

NET (LOSS)                                        $(666,627)       $(26,175)
                                                  ----------        --------

NET (LOSS) PER COMMON SHARE                       $ ( 0.039)       $ (0.002)
                                                ------------   -------------
AVERAGE SHARES OUTSTANDING                      17,121,756       14,471,756
                                                ============  ==============




                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three  months ended June 30,
                                                    1997                 1996

REVENUES                                        $     -            $     -
                                                ----------         -----------

COST AND EXPENSES
  Royalty Expense                                     -                  -
  General and Administrative                       606,738
  Depreciation and Amortization                         91
                                                ----------         -----------
                                                   606,829               -
                                                ----------         -----------
OPERATING (LOSS)                                 (606,829)               -

OTHER INCOME (EXPENSE)                            (56,000)               -

NET (LOSS)                                     $ (662,829)               -
                                               -----------         -----------

NET (LOSS) PER COMMON SHARE                    $(   0.035)               -
                                               -----------         -----------

AVERAGE SHARES OUTSTANDING                      19,094,285         14,471,756
                                             =============         ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                        CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                    Six months ended June 30,
                                                          1997         1996

CASH FLOWS FROM  OPERATING ACTIVITIES:
  Net (Loss)                                            $(666,456)   $ (26,175)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided (Used) by  Operating Activities:
  Depreciation and Amortization                                91         -
  Changes in Assets and Liabilities:
  (Increase) in Prepaid Expenses                           (7,500)        -
  (Increase) In Expense Advances                          (18,931)        -
  Increase in Accounts Payable and Accrued Expenses      (176,013)      26,175
                                                        ----------   ---------
                  Total Adjustments                      (202,353)        -
                                                        ----------   ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (868,809)        -
                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note Receivable (Terminated Stock Purchase Agreement) (250,000)        -
   Purchase of Equipment                                   (2,883)        -
   Organization Costs Paid                                   (208)
   License and Option Agreement                            (1,000)        -
   Loans to Company being Acquired                       (169,633)        -
   Investment in Wholly-Owned Subsidiary               (1,050,000)        -
                                                       -----------   ---------

NET CASH (USED) BY INVESTING ACTIVITIES:               (1,473,724)        -
                                                     -------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Stock                      2,257,510         -
   Proceeds from Loans                                    142,405         -
                                                      -----------    ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES           2,399,915         -
                                                      -----------    ---------

NET INCREASE (DECREASE) IN CASH                            57,382         -

CASH AT THE BEGINNING OF YEAR                                -            -
                                                      -----------    ---------

CASH AT END OF YEAR                                  $     57,382   $     -
                                                     ============    =========

Supplemental Cash Flow Data:
   Non-cash Financing Activities
    Stock Issued in Payment of Fees and Prior Debts      207,500
    Acquisition of Subsidiary                          1,050,000
                                                     -----------    ----------
             Total Non-cash Financing Activities     $ 1,257,500   $      -
                                                     ===========   ===========



                       SEE NOTES TO FINANCIAL STATEMENTS
                                      6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         WINNERS ALL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                   (UNAUDITED)

                          PART 1. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

CURRENT EVENTS

On June 13, 1997, Perma Seal International, Inc. ("Perma Seal") and Ultimate Urethane Roofing, Inc. ("Ultimate Urethane"), a privately held Florida corporation, entered into a License and Option Agreement ("Agreement"), wherein Perma Seal was granted an exclusive worldwide license, with options to purchase one hundred percent (100%) of the capital stock of Ultimate Urethane, for a sealant and coating manufacturing, distribution and application process, utilizing recycled materials ("Process"), and to manufacture, use and/or sublicense or cause to be manufactured, used and/or sublicensed that Process, from Ultimate Urethane. The terms and conditions of the Agreement require a fifteen percent (15%) royalty ("Royalty") on Net Sales for any products manufactured, sublicensed, or sold, which utilize the Process. In addition, Perma Seal agreed to pay Ultimate Urethane $15,000 for each of twelve (12) months after the execution of the Agreement as advance payments to be credited against Royalty payments to become due under the Agreement. The advance payment is recorded as a prepaid expense. Perma Seal also paid $1,000 at the time of execution of the Agreement as consideration for entering into the Agreement and for the options to purchase Ultimate Urethane.

On July 17, 1997, Perma Seal and Polymer Creation, Inc. ("Polymer Creation"), entered into a Commercial Lease and Option Agreement ("Commercial Agreement"), for 27.06 acres of land and a building and all other improvements thereon situated in the City of Roberta, County of Crawford, State of Georgia, described as the "Roberta Facility" located at Route 2, Highway 341 South, Roberta, Georgia 31078. The Commercial Agreement is for an original term of one (1) year, commencing August 1, 1997, and terminating on July 31, 1998, with up to two (2) consecutive one (1) year renewal terms. The Commercial Agreement is intended to be a Net Lease, whereas Perma Seal's annualized net monthly cost is expected to be $6,778 per month. The Commercial Agreement includes a Purchase Option for the Roberta Facility within one (1) year for $475,000.

On June 30, 1997, Perma Seal and Envio Dynamics Corporation ("Envio Dynamics") executed an Agreement and Mutual General Release ("Mutual General Release"), terminating any and all agreements between each of the parties, including the Stock Purchase Agreement dated February 21, 1997 and the International Distribution Agreement dated on or about January 27, 1997. As part of that Mutual General Release, Envio Dynamics signed a Promissory Note payable within thirty (30) days for $250,000 to Perma Seal. To date, the Promissory Note has not been satisfied by Envio Dynamics and legal counsel has been advised to pursue its collection in the most expeditious manner.

Contemporaneously with the execution of the Mutual General Release, Envio Dynamics et al, Perma Seal, and Essex Chemical Corporation ("Essex Chemical"), executed an Agreement and General Release (Essex) ("Essex General Release"), terminating the Assignment of Lease dated February 27, 1997 and Purchase and Sale Agreement dated March 21, 1997, for the land, building, and equipment located at 1521 Industrial Drive, Griffin, Georgia, between Perma Seal and Essex Chemical.

Upon the execution of the Mutual General Release, the Company had advanced $268,750 towards the Stock Purchase Agreement, directly to Envio Dynamics, which was substantially covered by the issuance of the above described Promissory Note. In addition, the Company had paid $30,000 for the International Distribution Agreement, which it is writing off.

Upon the execution of the Essex General Release, the Assignment of Lease and Purchase and Sale Agreement, the Company had paid, directly to Essex Chemical, $188,500 in back and current lease payments, which it has shown as an operating expense of the period. In addition, a prepaid lease expense payment for the month of July for $7,250 is shown as loss on investment.

Other (Expense) shown on the June 30, 1997 column on the CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS includes:

 Loss on Investment - Canceled Stock Purchase Agreement               $18,750
 Loss on Investment - Canceled International Distribution Agreement    30,000
 Loss on Investment - Canceled Lease                                    7,250
                                                                    ---------
                                                          Total       $56,000

On May 27, 1997, the Company and Designer Wear entered into an acquisition agreement, wherein all of the issued and outstanding capital stock of Designer Wear, consisting of 2,150,000 shares of common stock, with a par value of $.01 per share, was to be acquired by the Company for 5,376,000 shares of common stock of the Company. On July 1, 1997, the Company closed ("Closing") the acquisition agreement dated May 27, 1997 with Designer Wear and 2,149,000 shares of common stock, with a par value of $.01 per share, were acquired by the Company for 5,370,000 shares of common stock of the Company. Designer Wear will be accounted for as a majority owned subsidiary. Since the Closing of the acquisition of Designer Wear was after June 30, 1997, financial and other supporting information is hereby incorporated herein by this reference from the Form 8-K filed with the Securities and Exchange Commission dated July 16, 1997, by the Company.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals) have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on form 10-K for the five months ended December 31, 1996.

The accompanying unaudited, consolidated financial statements include the accounts of Perma Seal for the six months ended June 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in subsidiary is accounted for on the equity method.

NOTE 2 - ACQUISITION OF PERMA SEAL INTERNATIONAL, INC.

On February 23, 1997, the Company, pursuant to a January 28, 1997 acquisition agreement with Perma Seal, authorized the issuance of 2,100,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Perma Seal, consisting of 1,000 shares, $.01 per value, of common stock.Accordingly, Perma Seal is a wholly-owned subsidiary of the Company.

The net asset acquired by the Company from Perma Seal, consisted of a distribution agreement valued at cost of $30,000. No amortization of this cost was recorded and the entire amount has been written off as described elsewhere in this report.

The value of the acquisition of Perma Seal was determined by the number of shares issued, times the average bid and asked prices, at the time of issuance of the shares. For accounting purposes, the Company has recorded the acquisition as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Quarter ended June 30, 1997 as Compared to the Quarter Ended June 30, 1996

The Company was operationally inactive from August 1, 1995 through January 26, 1997. On January 29, 1997, a Special Meeting of the Board of Directors was held. Discussions were centered on reorganizing the affairs of the Company, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and to bring business records up to date. During that same meeting, the Board of Directors recognized and resolved that, as a result of the permanent impairment of former operational assets, a measurement date of January 29, 1997, was established to abandon former operations effective for the year ended July 31, 1995.

The Company incurred significant expenses for the quarter ended June 30, 1997. These expenses arose from the Company's efforts in beginning new business operations. Expenses incurred for the quarter ended March 31, 1996, are attributed to the costs of winding down former operations.

FINANCIAL CONDITIONS

The Company suffered recurring losses from former operations and incurred new operational expenses and losses resulting in an accumulated deficit of ($9,762,400). Management of the Company established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995. Management believes that the abandonment of former operations is the first step necessary in restructuring the Company towards future profitable activities.

The Company, currently does not have the liquidity or capital resources to fund Perma Seal without raising capital, either from borrowing or from the sale of additional shares of stock. In 1997, the Company has raised approximately $1,000,000 through the registration and sale of additional shares of common stock. The Company is raising further financing through the sale of additional shares of stock. The Company has also borrowed approximately $150,000 for its new operations. Management is continuing to negotiate with vendors to resolve all claims resulting from former operations.

The Company also anticipates further sources of financing from letters of credit for orders of Perma Seal's sealant and coating product.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(A) Stanley Farber, plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Company and Davidoff and Molito, former legal counsel for the Company, for breach of purported executive employment contract. As a result of the absence of counsel on behalf of the Company, a motion for final default judgment was granted and a hearing date of June 19, 1997 was established to determine damages. Damages were determined to be approximately $145,000 by the Court. The Company hired new counsel to appeal the judgment and/or negotiate a settlement. The outcome of these proceedings cannot be determined at the present time.

(B) Several lawsuits, in Florida and Georgia, have been recorded against WinNet, a member of the WinNet joint venture, and the Company. Management is of the opinion, these lawsuits are without merit and expects to file a motion to dismiss plaintiff's complaints.


(C) On March 22, 1996,Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division): The Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000, the Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects to file a motion to dismiss Plaintiff's complaint. The outcome cannot be determined at the present time.

(D) On April 17, 1995, AG Industries sued Winners All International, Inc. and UC'NWIN Systems Corporation for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995, the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion, but the Court has not yet ruled on it. There has been no further discovery and the outcome cannot be determined at the present time.

(E) On January 29, 1997, the Board of Directors of the Company, due to financial restraints, ratified that all past and current litigation, and inquiries, against Brian Travis, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable ventures. Although no formal settlement has been signed, management is of the opinion that all litigation between the Company and Brian Travis has been mutually terminated.

(F) The Company was made aware of a judgment by Finova Capital Corporation of approximately $11,000, entered on January 1997. The Company is in the process of negotiating with a collection agency to settle this matter.


ITEM 2.  CHANGE IN SECURITIES  -  NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES  -  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -   NONE

ITEM 5.  OTHER INFORMATION  -  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  -  PREVIOUSLY SUBMITTED

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Quarter Ended June 30, 1997 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, and State of Florida on August 15, 1997.

                         WINNERS ALL INTERNATIONAL, INC.
                                  (Registrant)


                    By:               /s/ Edgar M. Reynolds
                                          Edgar M. Reynolds
                             President, Director, Chief Executive Officer


                    By:               /s/ Howard Weiser
                                          Howard Weiser
                             Chairman of the Board, Treasurer, Secretary