Form 10QSB
period 1997-09-30
WINNERS ALL INTERNATIONAL INC
filed 1997-11-18
CIK 875296

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB


               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended:                           Commission File Number
 September 30, 1997                                   0-20101

                      WINNERS ALL INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)


          Delaware                                 13-3545304
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


 3475 Sheridan Street, Suite #301, Hollywood, Florida      33021
 ---------------------------------------------------- -------------------
 (Address of principal executive offices)                (Zip Code)


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

                                     Yes  X                    No__

 The number of shares of common Stock, par value $.01 per share, outstanding as of September 30, 1997 is 29,003,675 shares.



 ========================================================================





                          WINNERS ALL INTERNATIONAL, INC.

                               INDEX TO FORM 10-QSB

                                SEPTEMBER 30, 1997


 PART 1 - FINANCIAL INFORMATION

                                                                      PAGE #

 Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                 3

              Condensed Consolidated Statements of Operations -
              Nine Months Ended September 30, 1997 and 1996            4

              Condensed Consolidated Statements of Operations -
              Three Months Ended September 30, 1997 and 1996           5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996            6

              Notes to Condensed Consolidated Financial Statements   7-8

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition

              Results of Operations                                    9

              Financial Conditions                                  9-10

PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings                                        10-11

 Item 2.  Changes in Securities                                       11

 Item 3.  Defaults Upon Senior Securities                             11

 Item 4.  Submission of  Matters to a Vote of Security Holders        11

 Item 5.  Other Information                                        11-15

 Item 6.  Exhibits and Reports on Form 8-K                            15

                 Signatures                                           16

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                      ASSETS
                                       September 30,        December 31,
                                           1997                1996
                                       (Unaudited)
 Current Assets:
  Cash                               $         1,966      $          -
  Expense Advances                            44,852                 -
  Stock Subscriptions Receivable              70,000                 -
  Notes and Loans Receivable                 292,717                 -
  Inventory                                    3,582                 -
  Prepaid Expenses                            22,367                 -
                                     ---------------      ---------------
          Total Current Assets               435,484                 -
                                     ---------------      ---------------
 Property and Equipment, Net                  48,315                 -
                                     ---------------      ---------------
 Other Assets:
  Deposits                                    13,880                 -
  Investment in Subsidiaries               3,559,980                 -
  Loans Payable                              325,801                 -
  Investment - License and Option              1,000                 -
  Deferred Charges, Net                       72,823                 -
                                    ----------------     ----------------
          Total Other Assets               3,973,484                 -
                                    ----------------     ----------------
                                    $      4,457,283                 -
                                    ================     ================

                        LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities:
   Accounts Payable
     and Accrued Liabilities        $      1,018,594    $        870,078
   Loans Payable                             308,468                 -
                                  ------------------    -----------------
     Total Current Liabilities             1,327,062             870,078
                                  ------------------    -----------------

 Commitments and Contingencies                   -                   -

 Stockholders' (Deficit) Equity:
   Preferred stock, $1.00 par value,
    2,000,000 Shares Authorized;
    Series A Convertible, 750,000
    Shares Authorized; Issued; and
    Outstanding, 62,500 Shares
    Unconverted September 30, 1997,
    62,500 Shares Unconverted at
    December 31, 1996.                        55,035              55,305

 Common Stock $.01 Par Value, 60,000,000
   Shares Authorized; 29,003,675 Shares
   Issued and Outstanding September 30,
   1997; 14,471,756 Shares Issued &
   Outstanding December 31, 1996             261,162             144,717

 Additional Paid-in-Capital               13,507,773           8,026,114
 Accumulated(Deficit)                    (10,693,749)         (9,095,944)
                                        -------------       -------------
    Total Stockholder' (Deficit)Equity     3,130,221            (870,078)
                                        -------------       -------------
                                        $  4,457,283        $         -
                                        =============       =============

                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                        Nine months ended September 30,
                                              1997             1996

 REVENUES                                $       -          $     -
                                         -----------        ----------

 COST AND EXPENSES
   Cost of Product Development
     and Demonstrations                       45,362              -
   Royalty Expense                             2,500              -
   General and Administrative              1,483,868           26,175
   Depreciation and Amortization              10,075              -
                                         -----------        ----------
                                           1,541,805           26,175
                                         -----------        ----------
 OPERATING (LOSS)                         (1,541,805)         (26,175)

 OTHER INCOME (EXPENSE)                      (56,000)             -
                                         -----------        ----------

 NET (LOSS)                              $(1,597,805)       $ (26,175)
                                         ------------       ----------

 NET (LOSS) PER COMMON SHARE             $   ( 0.074)       $  (0.002)
                                         -----------        ----------

 AVERAGE SHARES OUTSTANDING                21,737,716       14,471,756
                                         ============       ==========




                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                         Three months ended September 30,
                                             1997               1996

 REVENUES                                $       -          $     -
                                         -----------        ----------

 COST AND EXPENSES
   Cost of Product Development
     and Demonstrations                       45,362              -
   Royalty Expense                             2,500              -
   General and Administrative                873,503           26,175
   Depreciation and Amortization               9,984              -
                                         -----------        ----------
                                             931,349           26,175
                                         -----------        ----------
 OPERATING (LOSS)                           (931,349)         (26,175)

 OTHER INCOME (EXPENSE)                          -                -
                                         -----------        ----------

 NET (LOSS)                              $  (931,349)       $ (26,175)
                                         -----------        ----------

 NET (LOSS) PER COMMON SHARE             $   ( 0.038)       $  (0.002)
                                         -----------        ----------

 AVERAGE SHARES OUTSTANDING                24,487,716       14,471,756
                                           ==========       ==========


                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                         CONDENSED CONSOLIDATED CASH FLOWS
                                    (Unaudited)

                                         Nine months ended September 30,
                                                 1997         1996

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                               $(1,597,805)   $ (26,175)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided (Used) by Operating
   Activities:
   Depreciation and Amortization                 10,075         -
   Changes in Assets and Liabilities:
   (Increase) in Prepaid Expenses                (8,345)        -
   (Increase) in Stock Subscriptions
     Receivable                                 (70,000)
   (Increase) in Loans and Expense Advances    (111,166)        -
   Increase in Accounts Payable, Accrued
    Expenses and Payroll Taxes Payable          (56,166)     26,175
   (Increase) in Deferred Charges               (16,000)        -
                                              ----------   ---------
                   Total Adjustments           (139,270)     26,175
                                              ----------   ---------

 NET CASH (USED) PROVIDED BY OPERATING
   ACTIVITIES                                  (868,809)        -
                                              ----------   ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Note Receivable
     (Terminated Stock Purchase Agreement)     (250,000)        -
    Purchase of Equipment                       (25,626)        -
    Organization Costs Paid                        (208)
    License and Option Agreement                 (1,000)        -
    Loans to Company being Acquired            (136,268)        -
    Investment in Subsidiaries               (3,643,710)        -
    Deposits                                    (13,880)        -
                                             -----------   ---------

 NET CASH (USED) BY INVESTING ACTIVITIES:    (4,070,692)        -
                                             -----------   ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Stock           5,598,114         -
    Proceeds from Loans                         192,753         -
                                             -----------    ---------

 CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                  5,800,918         -
                                             -----------    ---------

 NET INCREASE (DECREASE) IN CASH                 (6,849)        -

 CASH AT THE BEGINNING OF YEAR                    8,815         -
                                             -----------    ---------

 CASH - SEPTEMBER 30, 1997                   $    1,966     $   -
                                             ==========     =========
 Supplemental Cash Flow Data:
   Non-cash Financing Activities
     Acquisition of Subsidiaries              3,643,710         -
     Consulting Fees                            565,900         -
     Debt Reduction                              22,500         -
                                             ----------    ----------
      Total Non-cash Financing Activities   $ 4,232,110    $    -
                                            ===========    ==========
 CASH PAID DURING THE YEAR FOR:
   Interest                                 $     1,254         -
   Income Taxes                                     -           -
                                            -----------    ----------
                                            $     1,245         -
                                            ===========    ==========

                        SEE NOTES TO FINANCIAL STATEMENTS
                                       6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (DEVELOPMENT-STAGE COMPANIES)
                                 (UNAUDITED)

                           PART 1. FINANCIAL INFORMATION


 ITEM 1 - FINANCIAL STATEMENTS

 NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of the Registrant have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 While the Registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the five months ended December 31, 1996.

 The accompanying unaudited, consolidated financial statements include the accounts of Urecoats International for the nine months ended September 30, 1997 and Designer Wear for the three months ended September 30, 1997, which represents the period subsequent to the acquisition of Designer Wear by the Registrant. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Investments in subsidiaries are accounted for on the equity method.
 (See Note 2)

 NOTE 2 - ACQUISITION OF DESIGNER WEAR, INC.

 On July 1, 1997, the Registrant closed its Acquisition Agreement dated May 27, 1997 for Designer Wear, Inc., in which the Registrant acquired 99.95% of the issued and outstanding capital stock of Designer Wear, consisting of 2,149,000 shares at $ .01 par value, of common stock, from the Designer Wear shareholders solely in exchange for 5,370,000 shares of the Registrant's restricted common stock. Accordingly, Designer Wear is a majority-owned subsidiary of the Registrant. The net assets acquired by the Registrant include (a) a worldwide license for use of the name, likeness and image of the late American actor "James Dean" on socks; and (b) a 49% interest in a joint venture with ROK International, for the worldwide promotion, development and marketing of the trademark "Smith and Wesson" on apparel and accessories. Advance Royalties under the license are being amortized.

 On July 18, 1997, Designer Wear entered into an Acquisition Agreement with ROK International, Inc. The Acquisition Agreement was closed on October 7, 1997. The results of this acquisition have not been included in this quarter due to the Acquisition Agreement closing after September 30, 1997. Refer to the Form 8-K filed with the Securities and Exchange Commission dated October 23, 1997, which is incorporated herein by this reference.

 The value of the acquisition of Designer Wear was determined by the number of shares issued, times the average bid and asked prices, at the time of issuance of the shares. For accounting purposes, the Registrant has recorded the acquisition as a purchase.

 NOTE 3 - CONSULTANTS

 The Registrant entered into consulting arrangements and agreements with several consultants for assisting it in financial matters, public relations, marketing, and developing its subsidiaries' business operations. Each of the respective consultants were issued restrictive common stock and/or cash for their consulting services. The value of the consulting services, where restricted common stock of the registrant was issued, was determined by the number of shares issued, times the average bid and asked prices, at the time of issuance of the shares.

 NOTE 4 - PRIVATE PLACEMENT

 The Registrant offered a Private Placement for 3,000,000 shares of its restricted common stock pursuant to Rule 505 under the Securities Act of 1933, as amended, on August 1, 1997. The stock sold was to "accredited investors", as defined in Section 501(a) of Regulation D under the Securities Act of 1933. The Private Placement was closed on September 30, 1997 with 2,211,919 shares being sold. The net proceeds received from the private placement amounted to $180,894.00. The net proceeds received on or before September 30, 1997, amounted to $87,494.00. The remaining Net Proceeds amounting to $ 70,000.00 are reflected as Subscriptions Receivable. The shares of restricted common stock have been recorded at a price per share equal to the greater of (i) thirty percent (30%) of the highest average bid price for the three (3) business days prior to the date the fully executed Subscription Agreement was received; or (ii) $.075 per share, whichever was greater.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

 RESULTS OF OPERATIONS

 Quarter ended September 30, 1997 as compared to the Quarter Ended September 30, 1996:

 The Registrant was operationally inactive from August 1, 1995 through January 26, 1997. On January 29, 1997, a Special Meeting of the Board of Directors was held. Discussions centered on reorganizing the affairs of the Registrant, transacting business in an effort to rebuild shareholder value, settle all outstanding matters, and bring the business records up to date. During that same meeting, the Board of Directors recognized and resolved that, as a result of the permanent impairment of former operational assets, a measurement date of January 29, 1997, was established to abandon former operations effective for the year ended July 31, 1995.

 The Registrant incurred significant expenses for the quarter ended September 30, 1997. These expenses arose from the Registrant's continued efforts in beginning its new business operations. Expenses incurred for the quarter ended March 31, 1997, are attributed to the costs of winding down former operations.

 As stated elsewhere in this report, the Registrant's subsidiary entered into a Purchase and Sale Agreement for the purchase of two new, unlicensed, proprietary products, which utilize recycled crumb rubber from used tires, and their related technologies. The costs of the new Product will be reflected in the next quarter.

 Urecoats International stopped delivery of its licensed product under its purchase order to Ipseal de Mexico, S.A. de C.V. ("Ipseal"), in Mexico, due to problems found with the licensed product formula after it was applied. Ipseal was not charged for the initial delivery. The costs and expenses relating to this delivery are reflected under costs of goods sold.

 Urecoats International performed product demonstrations. The costs and expenses relating to these events are reflected under Cost of Product Development and Demonstrations.

 Urecoats International purchased a trailer, equipment, accessories, and supplies, for the application of the licensed product. These expenditures are reflected under Property and Equipment, Net on the Balance Sheet.

 Designer Wear did not have any revenues from the sale of its licensed socks using the name, image and likeness of "James Dean" during the quarter.

 FINANCIAL CONDITIONS

 The Registrant suffered recurring losses from former operations and incurred new operational expenses and losses resulting in an accumulated deficit of ($10,693,749). Management of the Registrant established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995.
 Management believed that the abandonment of former operations was the first step necessary in restructuring the Registrant towards future profitable activities.

 The Registrant currently does not have the liquidity or capital resources to fund its subsidiaries' business operations without raising capital, either from borrowing or from the sale of additional shares of stock. In 1997, the Registrant has raised approximately $1,180,000.00 through the registration and sale of additional shares of common stock. The Registrant is raising further financing through the sale of additional shares of stock. The Registrant has also borrowed approximately $300,000 for its new operations. Management is continuing to negotiate with vendors to resolve all claims resulting from former operations.

 The Registrant continues to anticipates further sources of financing from letters of credit for orders of Urecoats International's sealant and coating products.


                            PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

 (A) From the former abandoned operations of the Registrant, Stanley Farber, plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Registrant and Davidoff and Molito, former legal counsel for the Registrant, for breach of purported executive employment contract. As a result of the absence of counsel on behalf of the Registrant, a motion for final default judgment was granted and a hearing date of June 19, 1997 was established to determine damages. Damages were determined to be approximately $145,000 by the Court. Present Management hired new counsel to appeal the judgment and/or negotiate a settlement. The outcome of these proceedings cannot be determined, and negotiations are continuing, at the present time.

 (B) From the former abandoned operations of the Registrant, several lawsuits in Florida and Georgia, were recorded against WinNet, a member of the WinNet joint venture, and the Registrant. Present Management is of the opinion that these lawsuits are without merit.

 (C) From the former abandoned operations of the Registrant, on March 22, 1996, Raymond Kalley, as trustee of the EB Trust and
 PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division): The Registrant, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. Plaintiff failed to identify which Form 10K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in UC'NWIN Systems Corporation for approximately $1,000,000, the Plaintiff does not identify the damage that it allegedly incurred. Present Management believes this lawsuit is without merit. The outcome cannot be determined at the present time.

 (D) From the former abandoned operations of the Registrant, on April 17, 1995, AG Industries sued the Registrant and UC'NWIN Systems Corporation for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995, the Registrant filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion, but the Court has not yet ruled on it. Present Management has received nothing regarding further discovery on this matter and the outcome cannot be determined at the present time.

 (E) From the former abandoned operations of the Registrant, on January 29, 1997, the Board of Directors of the Registrant, due to financial restraints, ratified that all past and current litigation, and inquiries, against Brian A. Travis, a former President of the Registrant, shall cease. The Board recognized that all current and future resources should be directed towards achieving the objective of obtaining and operating future profitable businesses. Although no formal settlement has been signed, present Management is of the opinion that all litigation between the Registrant and Brian Travis has been mutually terminated.

 (F) From the former abandoned operations of the Registrant, present Management was made aware of a judgment by Finova Capital Corporation of approximately $11,000.00, entered in January 1997. Present
 Management has negotiated a settlement of $8,500.00 and has paid
 $1,000 towards this settlement.

 ITEM 2.  CHANGE IN SECURITIES  -  NONE

 ITEM 3.  DEFAULT UPON SENIOR SECURITIES  -  NONE

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -   NONE

 ITEM 5.  OTHER INFORMATION

 CURRENT EVENTS

 On October 15, 1997, the Registrant entered into an Agreement with Millennium Holdings Group, Inc. ("Millennium Holdings"), a New York Corporation, for corporate consulting services in the areas of mergers and acquisitions, corporate finance, corporate financial relations, introductions to other corporate relations companies and other financial services ("Consulting Agreement"). The terms and conditions, in relevant part, of the Consulting Agreement provide for compensation to Millennium Holdings as follows:

 (a) three hundred and seventy five thousand (375,000) shares of the Registrant's restricted stock for three hundred and seventy five dollars ($375.00) (the "Shares")upon execution of the Consulting Agreement, with registration rights as described below;

 (b) two hundred thousand (200,000) registered options based at the bid in lieu of services for Millennium Holdings one year fee for consulting services;
 (c) two hundred thousand (200,000 shares) registered options at the bid the day the Consulting Agreement was signed;
 (d) two hundred ad fifty thousand (250,000) registered options at seventy-five cents ($ .75) good until October 15, 1999;
 (e) three hundred thousand (300,000) registered options at one dollar and fifty cents ($1.50) good until October 15, 1999; and
 (f) one hundred and fifty thousand (150,000) registered options at two dollars ($2.00) good until October 15, 1999.


 Under the Consulting Agreement, in connection with the location and identification of potential candidates for corporate merger and/or acquisition, Millennium Holdings shall be entitled to receive compensation in an amount equal to ten percent (10%) of the value of the total price paid by the Registrant for any completed merger or acquisition with an identity located and/or identified by Millennium Holdings (the "Transaction"). One-half of Millennium Holdings' fee shall be paid in cash and one-half in shares of the Registrant's restricted stock, with "piggyback" registration rights as described below. In the event no cash is paid in the Transaction, then the entire fee shall be payable in shares of the Registrant's restricted stock; should the Transaction involve all cash, then the entire fee to Millennium Holdings shall be payable in cash.

 Further, under the Consulting Agreement, should the Registrant file any registration statement with the SEC for any of its securities to yield gross proceeds of at least $1,000,000.00, at any time subsequent to the date of execution of the Consulting Agreement, the Registrant shall provide prior written notice of its intention to Millennium Holdings and to any subsequent holder of any portion of the Shares, at written request and direction of Millennium Holdings and/or subsequent holders, shall thereupon be included in such registration statement. In the event of NASD-registered broker-dealer executing a letter of intent to conduct a firm commitment underwriting of the Registrant's securities, with anticipated gross proceeds of at least $1,000,000.00, and shall require that all of the Registrant's shareholders waiver registration rights, Millennium Holdings will provide a written waiver of its registration right.

 On October 24, 1997, Perma Seal International, Inc. changed its name to Urecoats International, Inc. ("Urecoats Inernational").

 On October 30, 1997, Urecoats International entered into a Purchase and Sale Agreement with Creative Chemical Company (3C), a company in London, Ontario, Canada, for the purchase of two proprietary products, which utilize recycled crumb rubber from used tires, and their related technologies (hereinafter collectively referred to as "Product"). The terms and conditions of the Agreement include an outright purchase of the Product, for two payments of $25,000.00 in cash and $30,000.00 in the Registrant's restricted common stock. The issuance of $30,000.00 of the Registrant's common stock will take place after the first spray and application of the Product, which is expected to take place during the month of November, and the remaining $25,000.00 in cash will be paid when Urecoats International begins delivery under its purchase order to Mexico with the new Product.

 On June 13, 1997, Urecoats International, under its former name of Perma Seal International, Inc., and Ultimate Urethane Roofing, Inc. ("Ultimate Urethane"), entered into a License and Option Agreement ("Agreement"), wherein Urecoats International was granted an exclusive worldwide license, with options to purchase one hundred percent (100%) of the capital stock of Ultimate Urethane, for a sealant and coating manufacturing, distribution and application process, utilizing recycled materials ("Process"), and to manufacture, use and/or sublicense or cause to be manufactured, used and/or sublicensed that Process, from Ultimate Urethane.

 On October 6, 1997, Urecoats International, under its former name of
 Perma Seal International, Inc., based on problems encountered with its licensed formula, Ultimate Urethane Roofing, Inc. and Alan Robertson, respectively, executed a Letter of Agreement and Amendment to the License and Option Agreement dated June 30, 1997 (the "Agreements").
 Under the Agreements, in part, the Parties agreed that the License and Option Agreement would be a nonexclusive license, with no advance royalties, effective July 1, 1997, Royalty payments at five percent
 (5%), noncompetition in Mexico, cancellation of consulting arrangement with Robertson, settlement of outstanding consulting fees, advance royalty payments and expenses, and payment of $20,000.00 to Robertson and Ultimate Urethane in four installments at $5,000.00 on October 6, 1997, October 21, 1997, November 5, 1997, and November 19,
 1997. The Advance Royalty payment made to Ultimate Urethane for July, 1997, will be reclassified as an expense for consulting services in the next quarter due to the Agreements being executed after September 30, 1997.

 On July 17, 1997, Urecoats International, Inc., under its former name Perma Seal International, Inc., and Polymer Creation, Inc. ("Polymer Creation"), had entered into a Commercial Lease and Option Agreement ("Commercial Agreement"), for 27.06 acres of land and a building and all other improvements thereon situated in the City of Roberta, County of Crawford, State of Georgia, described as the "Roberta Facility" located at Route 2, Highway 341 South, Roberta, Georgia 31078. The Commercial Agreement provides for an original term of one (1) year, commencing August 1, 1997, and terminating on July 31, 1998, with up to two (2) consecutive one (1) year renewal terms. The Commercial Agreement is intended to be a Net Lease, whereas Urecoats International's annualized net monthly cost is expected to be $6,778 per month. The Commercial Agreement includes a Purchase Option for the Roberta Facility within one year for $475,000.00. On August 15, 1997, Urecoats International, under its former name of Perma Seal International, Inc., and Polymer Creation, amended the Commercial Agreement to have a commencement date of August 15, 1997.

 On July 26, 1997, Urecoats International, under its former name of Perma Seal International, Inc., received a letter from the Crawford County Commission, where it pledged to assist Urecoats International with the infrastructure of Land, Accel and Decel Lanes, Water and Sewer Lines, Other future Facilities, Buildings and Land needs, Financial Assistance from the Roberta/Crawford County Development Authority, Rail Road Spur, Power Lines, Tax Exemptions, Employment Requirements and Related Tax Credits - Development Authority, Employment Tax Credits, and Sealant and Coating Products, Tax Exemptions and Grants, in relation to Urecoats International's start-up manufacturing, production and distribution operations at the Roberta Facility. The Commercial Agreement described above included initially, as part of the Net Lease payment, payment for building taxes. The Crawford County Commission stated in its July 26, 1997 letter that no taxes on the building will be due for the 1997 calendar year. The Net Lease payment now amounts to $6,119.76 per month.

 On October 29, 1997, Urecoats International received a letter from the Crawford County Commission, wherein Urecoats International was advised that grant monies have been made available for the Roberta Facility project, including funding for accel/decel lanes, paving of the streets into the complex and existing building, water and sewer lines will be provided, and fire hydrants will be placed at strategic locations. A $250,000.00 grant has also been approved for some equipment for the building provided that criteria required by the Department of Community of Affairs can be met, which relates to employment of some low to moderate income employees. Specialized training for certain skills will also be provided at no cost to Urecoats International.

 On July 10, 1997, Urecoats International, under its former name of Perma Seal International, Inc., had entered into a Purchase Agreement with EnviroEngineering, L.L.C., for the purchase of equipment for the Roberta Facility, for $40,000.00 in cash. The terms and conditions of the Purchase Agreement required a $5,000.00 down payment and the remaining $35,000.00 upon delivery of the equipment at the Roberta Facility. Urecoats International made the $5,000.00 down payment but has taken delivery of the equipment at this time. An additional payment of $3,780.00 has been paid to EnviroEngineering, L.L.C. for half of the shipping costs, which are not included in the purchase price. The $5,000.00 deposit and $3,780.00 for shipping are reflected as deposits on equipment - Roberta Facility in the financial statements. Urecoats International expects to pay for the equipment under the Purchase Agreement out of the equipment grant described above.

 On June 30, 1997, Urecoats International, under its former name of Perma Seal International, Inc., and Envio Dynamics Corporation ("Envio Dynamics") executed an Agreement and Mutual General Release ("Mutual General Release"), terminating any and all agreements between each of the parties, including the Stock Purchase Agreement dated February 21, 1997 and the International Distribution Agreement dated on or about January 27, 1997. As part of that Mutual General Release, Envio Dynamics signed a Promissory Note payable within thirty (30) days for $250,000 to Urecoats International. To date, the Promissory Note has not been satisfied by Envio Dynamics. Urecoats International has advised its legal counsel to pursue collection.

 On May 27, 1997, the Registrant entered into an Acquisition Agreement with Designer Wear, Inc. (hereinafter referred to as "Designer Wear"). The Acquisition Agreement was closed on July 1, 1997. Refer to the Form 8-K filed with the Securities and Exchange Commission dated July 16, 1997, which is incorporated herein by this reference.

 On July 18, 1997, Designer Wear entered into an Acquisition Agreement with ROK International, Inc. The Acquisition Agreement was closed on October 7, 1997. Refer to the Form 8-K filed with the Securities and Exchange Commission dated October 23, 1997, which is incorporated herein by this reference.

 On September 23, 1997, Howard Weiser was appointed as the new President and Chief Executive Officer of the Registrant by the Board of Directors. Howard Weiser also resigned as Treasurer of the Registrant on September 23, 1997. Howard Weiser was previously appointed Chairman of the Board and such appointment was ratified by the Board on July 29, 1997.

 On September 23, 1997, Edgar M. Reynolds resigned as President and Chief Executive Officer of the Registrant. Edgar M. Reynolds was appointed as Vice President and Treasurer of the Registrant by the Board on September 23, 1997.

 On October 16, 1997, the Registrant received a facsimile notice from Harry W. Brooks, Jr. indicating that he resigned from the Board of Directors.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS - NONE
 (b) FORM 8-KS:

     (i)  Form 8-K filed on July 16, 1997.
     (ii) Form 8-K filed on October 23, 1997.

                                    SIGNATURES

 In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Quarter Ended September 30, 1997 Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, and State of Florida on November 17, 1997.

 WINNERS ALL INTERNATIONAL, INC.
         (Registrant)


 By:   /s/ Howard Weiser
      -------------------------
       Howard Weiser
       President, Chief Executive Officer
       and Chairman of the Board



 By:   /s/ Edgar M. Reynolds
      -------------------------
       Edgar M. Reynolds
       Vice President, Treasurer
       and Director


