Form 10QSB/A
period 1997-09-30
WINNERS ALL INTERNATIONAL INC
filed 1997-12-10
CIK 875296

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A


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





                          WINNERS ALL INTERNATIONAL, INC.

                               INDEX TO FORM 10-QSB

                                SEPTEMBER 30, 1997


 PART 1 - FINANCIAL INFORMATION

                                                                      PAGE #

 Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                 3

              Condensed Consolidated Statements of Operations -
              Nine Months Ended September 30, 1997 and 1996            4

              Condensed Consolidated Statements of Operations -
              Three Months Ended September 30, 1997 and 1996           5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996            6

              Notes to Condensed Consolidated Financial Statements   7-8

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition

              Results of Operations                                    9

              Financial Conditions                                  9-10

                 Signatures                                           11



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
                                    ================     ================

                        LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities:
   Accounts Payable
     and Accrued Liabilities        $      1,018,594    $        870,078
   Loans Payable                             308,468                 -
                                  ------------------    -----------------
     Total Current Liabilities             1,327,062             870,078
                                  ------------------    -----------------

 Commitments and Contingencies                   -                   -

 Stockholders' (Deficit) Equity:
   Preferred stock, $1.00 par value,
    2,000,000 Shares Authorized;
    Series A Convertible, 750,000
    Shares Authorized; Issued; and
    Outstanding, 62,500 Shares
    Unconverted September 30, 1997,
    62,500 Shares Unconverted at
    December 31, 1996.                        55,035              55,035

 Common Stock $.01 Par Value, 60,000,000
   Shares Authorized; 29,003,675 Shares
   Issued and Outstanding September 30,
   1997; 14,471,756 Shares Issued &
   Outstanding December 31, 1996             290,036             144,717

 Additional Paid-in-Capital               13,479,899           8,026,114
 Accumulated(Deficit)                    (10,694,749)         (9,095,944)
                                        -------------       -------------
    Total Stockholder' (Deficit)Equity     3,130,221            (870,078)
                                        -------------       -------------
                                        $  4,457,283        $         -
                                        =============       =============

                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                        Nine months ended September 30,
                                              1997             1996

 REVENUES                                $       -          $     -
                                         -----------        ----------

 COST AND EXPENSES
   Cost of Product Development
     and Demonstrations                       45,362              -
   Royalty Expense                             2,500              -
   General and Administrative              1,484,868           26,175
   Depreciation and Amortization              10,075              -
                                         -----------        ----------
                                           1,542,805           26,175
                                         -----------        ----------
 OPERATING (LOSS)                         (1,542,805)         (26,175)

 OTHER INCOME (EXPENSE)                      (56,000)             -
                                         -----------        ----------

 NET (LOSS)                              $(1,598,805)       $ (26,175)
                                         ------------       ----------

 NET (LOSS) PER COMMON SHARE             $   ( 0.074)       $  (0.002)
                                         -----------        ----------

 AVERAGE SHARES OUTSTANDING                21,737,716       14,471,756
                                         ============       ==========




                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                         Three months ended September 30,
                                             1997               1996

 REVENUES                                $       -          $     -
                                         -----------        ----------

 COST AND EXPENSES
   Cost of Product Development
     and Demonstrations                       45,362              -
   Royalty Expense                             2,500              -
   General and Administrative                874,503           26,175
   Depreciation and Amortization               9,984              -
                                         -----------        ----------
                                             932,349           26,175
                                         -----------        ----------
 OPERATING (LOSS)                           (932,349)         (26,175)

 OTHER INCOME (EXPENSE)                          -                -
                                         -----------        ----------

 NET (LOSS)                              $  (932,349)       $ (26,175)
                                         -----------        ----------

 NET (LOSS) PER COMMON SHARE             $   ( 0.038)       $  (0.002)
                                         -----------        ----------

 AVERAGE SHARES OUTSTANDING                24,487,716       14,471,756
                                           ==========       ==========


                         SEE NOTES TO FINANCIAL STATEMENTS

                  WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (DEVELOPMENT-STAGE COMPANIES)
                         CONDENSED CONSOLIDATED CASH FLOWS
                                    (Unaudited)

                                         Nine months ended September 30,
                                                 1997         1996

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                               $(1,598,805)   $ (26,175)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided (Used) by Operating
   Activities:
   Depreciation and Amortization                 10,075         -
   Changes in Assets and Liabilities:
   (Increase) in Prepaid Expenses                (8,345)        -
   (Increase) in Stock Subscriptions
     Receivable                                 (70,000)
   (Increase) in Loans and Expense Advances    (111,166)        -
   Increase in Accounts Payable, Accrued
    Expenses and Payroll Taxes Payable           66,217      26,175
   (Increase) in Deferred Charges               (16,000)        -
                                              ----------   ---------
                   Total Adjustments           (130,219)     26,175
                                              ----------   ---------

 NET CASH (USED) PROVIDED BY OPERATING
   ACTIVITIES                                 (1,728,024)       -
                                              ----------   ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Note Receivable
     (Terminated Stock Purchase Agreement)     (250,000)        -
    Purchase of Equipment                       (25,626)        -
    Organization Costs Paid                        (208)
    License and Option Agreement                 (1,000)        -
    Loans to Company being Acquired            (136,268)        -
    Investment in Subsidiaries               (3,643,710)        -
    Deposits                                    (13,880)        -
                                             -----------   ---------

 NET CASH (USED) BY INVESTING ACTIVITIES:    (4,070,692)        -
                                             -----------   ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Stock           5,599,114         -
    Proceeds from Loans                         192,753         -
                                             -----------    ---------

 CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                  5,791,867         -
                                             -----------    ---------

 NET INCREASE (DECREASE) IN CASH                 (6,849)        -

 CASH AT THE BEGINNING OF YEAR                    8,815         -
                                             -----------    ---------

 CASH - SEPTEMBER 30, 1997                   $    1,966     $   -
                                             ==========     =========
 Supplemental Cash Flow Data:
   Non-cash Financing Activities
     Acquisition of Subsidiaries              3,643,710         -
     Consulting Fees                            565,900         -
     Debt Reduction                              22,500         -
                                             ----------    ----------
      Total Non-cash Financing Activities   $ 4,232,110    $    -
                                            ===========    ==========
 CASH PAID DURING THE YEAR FOR:
   Interest                                 $     1,254         -
   Income Taxes                                     -           -
                                            -----------    ----------
                                            $     1,254         -
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

 Urecoats International stopped delivery of its licensed product under its purchase order to Ipseal de Mexico, S.A. de C.V. ("Ipseal"), in Mexico, due to problems found with the licensed product formula after it was applied. Ipseal was not charged for the initial delivery. The costs and expenses relating to this delivery are reflected under Cost of Product Development and Demonstrations.

 Urecoats International performed product demonstrations. The costs and expenses relating to these events are reflected under Cost of Product Development and Demonstrations.

 Urecoats International purchased a trailer, equipment, accessories, and supplies, for the application of the licensed product. These expenditures are reflected under Property and Equipment, Net, on the Balance Sheet.

 Designer Wear did not have any revenues from the sale of its licensed socks using the name, image and likeness of "James Dean" during the quarter.

 FINANCIAL CONDITIONS

 The Registrant suffered recurring losses from former operations and incurred new operational expenses and losses resulting in an accumulated deficit of ($10,694,749). Management of the Registrant established a "measurement date" of January 29, 1997, to abandon former operations effective for the year ended July 31, 1995.
 Management believed that the abandonment of former operations was the first step necessary in restructuring the Registrant towards future profitable activities.

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

                                    SIGNATURES

 In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Quarter Ended September 30, 1997 Form 10-QSB/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, and State of Florida on December 10, 1997.

 WINNERS ALL INTERNATIONAL, INC.
         (Registrant)


 By:   /s/ Howard Weiser
      -------------------------
       Howard Weiser
       President, Chief Executive Officer
       and Chairman of the Board



 By:   /s/ Edgar M. Reynolds
      -------------------------
       Edgar M. Reynolds
       Vice President, Treasurer
       and Director


