Form 10-K
period 1997-12-31
WINNERS ALL INTERNATIONAL INC
filed 1998-06-01
CIK 875296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from ______ to ______.

                        Commission File No.:  0-20101
                ----------------------------------------------
                       WINNERS ALL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                     13-3545304
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

     3475 Sheridan Street, Suite 301
           Hollywood, Florida                                  33021
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (954) 964-5553 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $ .01
            --------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended December 31, 1997 were $ 25,000. As of April 30, 1998, 38,699,952 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $13,005,328.
              DOCUMENTS INCORPORATED BY REFERENCE   -   None












                                   PART I

FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENTS

     Winners All International, Inc. ("Winners All" or the "Company") is presently a holding company for two wholly-owned subsidiaries, Urecoats International, Inc. ("Urecoats") and Designer Wear, Inc. ("Designer Wear" or "DWI").

     Through its Urecoats subsidiary, formed in January 1997, the Company is in the business of developing, marketing and distributing sealant and coating products containing recycled material. The Company acquired Urecoats in January 1997, a development-stage company, formed for the purpose of introducing a new line of sealant and coating products made partly with crumb rubber from recycled tires. The Company believes there are emerging worldwide markets for products containing or using recycled materials in their composition.

     Through its Designer Wear subsidiary, formed in August 1996, the Company is in the business of acquiring license agreements for the design, contract manufacturing, sale and worldwide distribution of branded merchandise products. The Company acquired Designer Wear in July 1997, a development-stage company focusing on sales, marketing and distribution of a line of socks, using the name, likeness, signature, and image of the late American actor "James Dean". The Company acquired ROK International, Inc. ("ROK"), through its Designer Wear subsidiary, in October 1997, a development-stage business, primarily involved in the promotion and sales of trademark properties, more specifically in the area of apparel and accessories.

     See Historical Information below for more information.

PRODUCTS

     Urecoats purchased two proprietary Polymer Roofing/Sealant Formulas/ Materials, and certain technologies for their manufacturing and application, from Creative Chemical Company (3C), under a Purchase and Sale Agreement dated October 30, 1997.

     Urecoats completed construction of an initial demonstration size spray application system required for application and testing of one of the two roofing sealant products. A recent demonstration of the product proved successful as applied through the spray application system. Urecoats is presently constructing a field size spray application system.

     The first product is named "URECOATS 100" (hereinafter sometimes referred to as "Product") and made for the Roofing Industry. URECOATS 100 is black in color, comprised of a proprietary formula and applied through a specially designed application system. URECOATS 100 includes crumb rubber from recycled used tires.

     The URECOATS 100 roofing product is spray applied, using a plural heated spray system installed in a self-contained mobile trailer, which application is relatively easy as compared to other more labor intensive applications and requires significantly less labor than other roofing product application methods.

     Urecoats has concentrated its initial marketing efforts in Mexico for the Product.

     Urecoats is presently negotiating a long term agreement with the inventor of the two above referenced products, for the development of additional products utilizing recycled materials in their composition.

     With the purchase of the above referenced products and application technologies, Urecoats ceased marketing and distribution activities of its former licensed product from Ultimate Urethane Roofing, Inc. and manufacturing plans and agreements in Georgia.

     Designer Wear was formed for the purpose of acquiring brand name licenses for manufacturing, marketing and sublicensing apparel and accessories. Designer Wear presently holds a license agreement with the James Dean Foundation Trust to use the name, likeness, signature and image of the late American actor "James Dean" on socks.

     Designer Wear created a line of socks, established manufacturing arrangements, developed an internet marketing site, and used its best efforts to market the line, however, no sales resulted. Designer Wear also created a sample line of denim clothing and entered negotiations with CMG Worldwide, the licensing agent for the James Dean Foundation Trust for a Denim License in the United States, however, resources were insufficient to support such the continuation of such endeavor. Therefore, Designer Wear ceased marketing and distribution activities under its License Agreement with the James Dean Foundation Trust and ended negotiations for the Denim License.

     Designer Wear closed an acquisition agreement with ROK International, Inc. ("ROK"), as a wholly-owned subsidiary, on October 8, 1997, which holds a worldwide trademark license agreement ("Trademark Agreement") for the use of the trademark "Smith & Wesson" and other related Smith and Wesson Corporation ("Smith & Wesson") trademarks, on apparel and accessories. Winners All received consent, as owner of the common stock of Designer Wear, from Smith & Wesson, pursuant to a restrictive voting control transfer covenant in the Trademark Agreement.

     Designer Wear, through its subsidiary ROK, created a complete line of apparel and accessories, established contract manufacturing contacts, developed a marketing and licensing plan, negotiated a direct license agreement between
Smith & Wesson and Multiplinvest, introduced a complete line of Smith & Wesson branded apparel and accessories in Las Vegas, Nevada in 1998, and began negotiations for several sublicenses under its Trademark Agreement and other potential Smith & Wesson licenses. On May 2, 1998, Smith & Wesson notified ROK that the Trademark Agreement was terminated for cause. DWI and ROK responded immediately with a demand for retraction of the termination and and threatened to institute a suit against Smith & Wesson. (See Item 3. Legal Proceedings.)

MARKETS

     Urecoats has identified the Roofing Industry for the introduction of its first Product made with recycled material. Urecoats has primarily concentrated marketing and distribution efforts on Mexico since its inception in January 1997.

     Winners All has several consultants in Mexico, most notably Antonio Domit, a distinguished businessman in Mexico, for support in marketing URECOATS 100 in Mexico, Central America and South America.

     Although no assurances can be given, Management believes URECOATS 100, which incorporates crumb rubber from recycled tires in its proprietary formula, and its specially designed spray application system, will result in future purchase orders from private and governmental sectors. Governments around the world are searching for products made from recycled components to support their existing or newly developing recycling programs. The private sector is in need of new technologies and products that are easy to apply and competitively priced. Additionally, Urecoats expects to form joint ventures and/or licensing arrangements for its products and spray application systems in the future.

     Designer Wear, through its subsidiary ROK, expects to sell apparel, accessories and sublicenses, under ROK's Trademark Agreement on a global basis. Designer Wear's principle market for merchandising Smith & Wesson product is expected to be North America. Furthermore, ROK's sublicensing efforts for Smith & Wesson product is expected to expand to all international markets.

     On October 8, 1997, in cooperation with Smith & Wesson, ROK entered into an agreement to receive a 50% share of revenues, flowing from a trademark license agreement with minimum guaranteed royalties, between Smith & Wesson and Multiplinvest srl ("Multiplinvest"), for the territory of Western Europe and South America.

     ROK is currently negotiating four further licenses, domestically and abroad, totaling anticipated wholesale sales of $85 million. ROK anticipates that these agreements will be completed by December 1998.

     As the Trademark Agreement grants to ROK, the right to license and sublicense, on a worldwide basis, ROK expects to execute a global licensing strategy during the next 24 months. Since the inception of this program, based upon available research, data indicated that minimum licensing sales for Smith & Wesson apparel and accessories, on a worldwide basis, was expected to exceed the $210 million level within a five year period.

MANUFACTURING, PACKAGING AND DISTRIBUTION

     Urecoats plans to handle initial URECOATS 100 manufacturing, packaging and distribution through contract manufacturers. These contract manufacturers are expected to prepare the product, as specified by Urecoats, provide for private label packaging and assist with shipping of product components to Mexico, for distribution to the customer.

     Urecoats entered into a one year lease with Polymer Creation, Inc., for a manufacturing, packaging and distribution plant in Roberta, Georgia, commencing on August 15, 1997, which included an option to purchase for $475,000. Urecoats chose this facility primarily based on its location, which was directly across the street from Rubber Technology, Inc., a crumb rubber tire recycling facility, that has since gone out of business. Urecoats also entered into a purchase agreement for equipment necessary to begin product development, testing and manufacturing operations at the Roberta facility, with EnviroEngineering, LLC. Due to the length of time involved in the development of the former licensed product, delays in financial resources and other resource support, and the discontinuance of business operations of Rubber Technology, Urecoats did not commence operations at the Roberta facility or take actual possession of the equipment.

     Urecoats is presently re-examining the equipment under the purchase and sale agreement with EnviroEngineering, LLC, for possible inclusion in its plans to create a Florida based product development, manufacturing, packaging and distribution operation.

     Designer Wear, Inc., through its subsidiary ROK, is presently preparing a distribution network for its apparel and accessories. ROK is seeking to establish a national sales force to effect this distribution. Introducing Smith & Wesson apparel and accessories here in the United States will be controlled and methodical. ROK will strive to protect the integrity of this esteemed trademark, by selecting retail accounts that best fit the image of Smith & Wesson.

     Essentially, the image to be portrayed, using Smith & Wesson trademarks, is that of "The Rugged Outdoor Look" with product depicting the genre of the old American antiquity and the quality and tradition that Smith & Wesson portrays in the mind of the consumer. The price points for apparel and accessory products, will be in the medium to high end range.

     The entire merchandising program is being directed to the use of the following Smith & Wesson trademarks:

               Smith & Wesson
               Magnum by Smith & Wesson
               Body Guard by Smith & Wesson
               American Tradition
               The Worlds Standard

     The advantage of dealing with several sub brands of the Smith & Wesson trademark, is that ROK will be able to segment the product lines and offer them to different retailers at various price points.

RESEARCH AND DEVELOPMENT

     Urecoats presently conducts research and development activities primarily related to products containing recycled materials and spray application systems through outside consultants. As stated above, Urecoats is negotiating a long term agreement with the inventor of the two products it purchased, for the research and development of additional products which utilize recycled materials in their composition.

     Urecoats spent approximately $626,904 on research and development of its products and spray application systems for the year ended December 31, 1997.

     Designer Wear and ROK, during the fourth quarter of 1997, spent approximately $41,589 on a line of apparel and related accessories.

ENVIRONMENTAL COMPLIANCE

     The URECOATS 100 product contains urethanes, which are supplied by major chemical manufacturers and/or suppliers and include directions and safety precautions for handling. At present, Urecoats does not perform any manufacturing operations and does not have any exposure to that end. Urecoats is investigating the potential costs and impact of environmental compliance, if any, with the use, handling and application of its products and application systems.

EMPLOYEES AND CONSULTANTS

     The Company and its subsidiaries presently have seven full time employees and numerous consultants performing various necessary functions.

NEW PRODUCTS

     Urecoats introduced its first product, URECOATS 100, and is presently constructing a field size application system, described elsewhere in this report.

     Urecoats expects to launch a full scale marketing, sales and distribution plan during 1998 for the Product.

     Designer Wear, through its subsidiary ROK, has developed new product, which was launched at the Magic Show in Las Vegas, Nevada, in February 1998. According to the marketing plan and financial forecast, ROK expects to open accounts with 25 retailers in North America with first year sales of $5 million. ROK continues to focus its efforts in sourcing and producing, new and innovative product, that will enhance wholesale sales and generate new sublicensing agreements.

COMPETITIVE CONDITIONS

     Urecoats recognizes the Roofing Industry as a billion plus market with very competitive conditions and believes, due to the Product's uniqueness, ease of application, costs savings, and environmental marketing component from the incorporation of crumb rubber from recycled tires in its formula, as described elsewhere in this report, that it can achieve a competitive niche in that market.

     Designer Wear's market, in and of itself, is highly competitive and only prestigious and well known trademarks, such as Smith & Wesson, have the capacity to competitively engage in the industry.

RAW MATERIALS

     URECOATS 100 includes urethanes and a proprietary component incorporating crumb rubber from recycled tires. The urethanes are readily available in the marketplace, while the proprietary component must be specially formulated. Urecoats does not foresee any substantial problems with the availability of its raw material requirements at this time.

     Designer Wear, through its subsidiary ROK, will be selling Smith & Wesson apparel and accessories to retailers, accordingly, all product sold will be sourced in its completed form, and therefore, it will not be necessary to source raw materials.

PRINCIPAL SUPPLIERS

     Urecoats is presently negotiating more competitive pricing with various well known suppliers of the urethane components, and three suppliers for another proprietary component, of the URECOATS 100 formula.

     Designer Wear, through its subsidiary ROK, has the following principal suppliers:

               Milliken - Spartanburg, South Carolina
               STS Corporation - Miami, Florida
               Shanghai SFECO Trading Company - China
               Grupo Caroche - Mexico City, Mexico
               Three Amigos - Baltimore, Maryland

MAJOR CUSTOMERS

     Although no purchase orders have been finalized to date, Urecoats is dependent at present on its customer in Mexico, Ipseal De Mexico, S.A. de C.V. ("Ipseal"), for sales of the Product. However, the Company and Urecoats are in active discussions with another entity in Mexico, described elsewhere in this report, for the potential marketing, distribution and licensing of URECOATS 100 in Mexico, Central America and South America.

     Designer Wear, through its subsidiary ROK, is not dependent on any one major customer at this time.

PATENTS, TRADEMARKS AND LICENSES

     Urecoats has submitted information on its proprietary formula, preliminary in-house patent searches and specially designed spray application system, to legal counsel for review and expects to have a patent application or patent applications filed within the second quarter of 1998.


     Urecoats performed in-house trademark research, which indicated that URECOATS 100 was available for use as a trademark name, and is presently marketing the Product under that trademark name. Urecoats expects to have its trademark applications completed within the second quarter of 1998.

     Designer Wear, through its subsidiary ROK, has a Trademark Agreement, as described elsewhere in this report.

     ROK is also involved in final negotiations for obtaining a master license for Ralph Lauren, through a public company in South Africa.

GOVERNMENT APPROVALS

     Urecoats is presently researching governmental approvals, if any, required for its Product.

GOVERNMENTAL REGULATION

     Urecoats is presently researching governmental regulations, if any, applicable to the manufacture, sales, distribution and application, of its Product.

HISTORICAL INFORMATION

     The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. on January 14, 1991. The Company underwent a recapitalization, reverse merger, discontinued its pre-merger operations, changed its name to Winners All International, Inc., and began post-merger operations relating to a surviving wholly-owned subsidiary, in 1993. On January 29, 1997, a Special Meeting of the Board of Directors recognized and resolved, that as a result of the permanent impairment of operational assets relating to its post-merger business operations, a measurement date of January 29, 1997 was established to abandon its operations effective for the year ended July 31, 1995. Since that determination was made, the Company restructured its operations, began transacting its present business operations, as described elsewhere in this report, to rebuild shareholder value and continues to settle former outstanding legal matters relating to the abandoned post-merger business operations.

ITEM 2.  PROPERTY

     The Company does not own any real property. The Company currently leases office space, indirectly through an affiliate in an arms length transaction, at an annual rental of $45,800, (neither the affiliate or the affiliated person to the Company derives any income from this transaction), at 3475 Sheridan Street, Suite 301, Hollywood, Florida 33021 and is actively seeking to lease facilities for permanent office space.

     Urecoats currently occupies office space at 3475 Sheridan Street, Suite 301, Hollywood, Florida 33021. Urecoats entered into a lease for a manufacturing, packaging and distribution facility with Polymer Creation, Inc. in Roberta, Georgia, however, it has no plans to commence operations at this location. (See Item 1. Manufacturing, Packaging and Distribution). Urecoats is actively seeking its own office space in South Florida, primarily for research and development, product testing, marketing, packaging, and distribution of its new and developing product plans.

     Designer Wear and ROK currently occupy office space at 3475 Sheridan Street, Suite 301, Hollywood, Florida 33021.

ITEM 3. LEGAL PROCEEDINGS

     The Company, on behalf of DWI and ROK, is preparing to sue Smith & Wesson and its Director of Licensing and Merchandising, for breach of the implied covenant of good faith and fair dealing in the Trademark Agreement (which Smith & Wesson purported to terminate on May 2, 1998), promissory estoppel, and tortious interference with the contractual relations between DWI and ROK. A complaint seeking damages in the amount of $50,000,000, plus declaratory and injunctive relief, has now been fully drafted, and management has authorized the filing in the United States District Court for the Southern District of Florida which should be accomplished in the few days.

     It is the opinion of the Company's legal counsel that the agreement between ROK and Smith & Wesson, under which ROK is entitled to a 50% share in the royalties collected by Smith & Wesson from Multiplinvest (an Italian company which entered into the Multiplinvest Agreement, after ROK agreed to surrender its rights to certain territories), survives any termination of the Trademark Agreement, and will not be affected by the litigation that is about to be commenced.

     On March 2, 1998, a Statement of Claim was filed against Millennium Holdings Group, Inc. with the American Arbitration Association ("AAA"), headquartered in New York City, New York. The Parties designate the Supreme Court, New York County, as the Court in which any arbitratiuon award shall be subject to confirmation, and will abide by such confirmation. The Company has asserted claims against Millennium Holdings Group, Inc., for breach of a consulting agreement, common law fraud and fraud in the purchase of securities. The Statement of Claim seeks rescission of the consulting agreement, restitution of stock shares issued and/or damages in the amount of at least $200,000. An arbitrator has been appointed, but a date has not yet been set for the hearing of the case. The outcome cannot be determined at the present time.

     On July 25, 1996, Stanley Farber, Plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Plaintiff sued the Company and Davidoff and Molito, former legal counsel for the Company, for Breach of an executive employment contract. As a result of absence of counsel on behalf of the Company, a final judgment of $142,187 was awarded. In 1997, the Company retained Counsel to appeal the final judgment, however, it was affirmed by the Appellate Court. A hearing is presently pending for a determination of the Plaintiff's legal costs. Management is in negotiations with Plaintiff's counsel regarding a settlement on the payment of the judgment. The outcome of these negotiations cannot be determined at this time.

     On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division), the Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. A default judgment in the amount of $1,075,000 was entered on March 13, 1997. Counsel was retained to apply for the vacatur of the default judgment on the grounds that the Company was not served with various motion papers underlying the judgment. Management and Counsel are actively negotiating a settlement, in the form of restricted common stock, but the exact amount and terms are not yet known.

     On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company and for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion. There has been no further discovery and the outcome cannot be determined at the present time.

     Other judgments against the Company total approximately $77,000, which includes a $57,000 judgment in favor of attorneys Rudin, McClosky, Smith, Schuster & Russell, P.A., for legal services provided. Management is seeking settlements on the payment under these judgments. The outcome of these negotiations cannot be determined at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

     The Company's common stock is traded over-the-counter on the NASDAQ Bulletin Board primarily in the United States and Canada. The following table sets forth the range of the high and low bid prices for the Company's common stock and warrants (*) to purchase common stock for the five months ended December 31, 1996 and four quarters for the year ended December 31, 1997. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                 COMMON STOCK        REDEEMABLE WARRANTS
                              ------------------     -------------------

        PERIOD                  HIGH       LOW         HIGH        LOW
------------------------      --------   -------     --------    -------
August 1, 1996 -                .06        .06          --          --
         August 31, 1996        .04        .04          --          --

September 1, 1996 -             .04        .04          --          --
         September 30, 1996     .04        .04          --          --

October 1, 1996 -               .02        .02          --          --
         October 31, 1996       .02        .02          --          --

November 1, 1996 -              .02        .02          --          --
         November 30, 1996      .02        .02          --          --

December 1, 1996 -              .02        .02          --          --
         December 31, 1996      .06        .06          --          --

January 1, 1997 -                --         --          --          --
         March 31, 1997         .54        .46          --          --

April 1, 1997 -                 .60        .50          --          --
         June 30, 1997          .51        .42          --          --

July 1, 1997 -                  .48        .47          --          --
         September 30, 1997     .51        .38          --          --

October 1, 1997 -               .51        .42          --          --
         December 31, 1997      .32        .25          --          --

     As of the close of business on April 30, 1998, there were 261 holders of record, respectively, of common stock. The Company believes it has over 300 beneficial owners of its common stock.

     The Company has not paid any cash dividends on its common stock for the last two fiscal years.

RELATED STOCKHOLDER MATTERS

     The Company offered 3,000,000 shares of its unregistered, restricted common stock ("Shares"), in a Private Placement dated August 1, 1997, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares were sold to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act. The offering terminated on September 30, 1997 with 2,211,919 Shares sold or subscribed for. The Shares have been recorded at prices ranging from $.075 to $.15. The proceeds amounted to $180,894. A breakdown of the cash and other consideration received are described below.

               Cash Proceeds                                  $  157,494
               Conversion of Debt Proceeds                    $   22,500
               Conversion of Finder's Fee Proceeds            $      900
                                                              ----------
                    Total Proceeds                            $  180,894
                                                              ==========

     The Conversion of Debt proceeds were received from the cancellation of a loan payable due and owing to a non-affiliated entity by the Company. The loan payable was satisfied with the issuance of 300,000 Shares. The Finder's Fee proceeds were received from the cancellation of a finder's fee of 10% due and owing by the Company on the sale of 120,000 shares under the offering. The finder's fee was satisfied with the issuance of 12,000 Shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CURRENT OPERATIONS

     The Company's expenditures in research and development, and acquisition of Urecoats, have resulted in the development of "URECOATS 100". This Roofing Industry product, with worldwide marketability, is the first product, in a line of products utilizing recycled material, developed by Urecoats for the sealant and coating industry.

     The Company expanded its branded merchandise business with the acquisitions of Designer Wear and ROK.

     Settlements of litigation and judgments arising from discontinued operations were a focus of Management during 1997.

     Although the outcome of the current dispute between Designer Wear, ROK and Smith & Wesson is unknown at this time, Management expects to resolve this dispute with favorable results.

RESULTS OF OPERATIONS

     Revenues of $25,000 were from licensing agreements.

     Operating expenses of $42,500 consisted of payments under guaranteed minimum royalty agreements.

     Selling, general and administrative costs, of $570,001, consisted of; $355,696 for salaries, $60,490 for rent, $21,559 for telephone costs, $20,986 for shareholder communications and stock transfer costs, $23,210 for insurance, $10,757 for computer services, and $77,303 for miscellaneous expenses.

     Included in research and development costs of $668,493 is a charge of $515,000 arising from the initial search for the development of a product for the sealant and coating industry. Other expenditures were for demonstration of product costs and the production of samples for the Smith & Wesson branded merchandise products.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company expects to fund its anticipated cash requirements from the private sale of additional shares of restricted stock. In 1998, the Company has raised approximately $300,000 through the private sale of additional shares of restricted common stock pursuant to a private placement. The Company continues to anticipate further sources of financing from letters of credit resulting from sales of product and minimum guaranteed royalties, described elsewhere in this report. In addition, the Company intends to reduce its debt and payables through the issuance of additional shares of restricted common stock.

     The Company received approximately $1,127,709 from the sales of common stock and loans and expensed $147,274, net, on acquisition of intangibles, $27,789, net, on property and equipment, and approximately $951,567, net, on operating activities.

ITEM 7.  FINANCIAL STATEMENTS


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES




                                                                       PAGE
                                                                      ------
INDEPENDENT AUDITOR'S REPORT ................................        18-19

CONSOLIDATED BALANCE SHEET ..................................           20

CONSOLIDATED STATEMENTS OF OPERATIONS .......................           21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .............           22

CONSOLIDATED STATEMENTS OF CASH FLOWS .......................           23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................       24-43



     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                            BAUM & COMPANY, P.A.
                      4310 SHERIDAN STREET, SUITE 202
                          HOLLYWOOD, FLORIDA 33021

                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------

Board of Directors and Stockholders
Winners All International, Inc.

     We have audited the accompanying consolidated balance sheet of Winners All International, Inc. and Subsidiaries (a development-stage company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and five months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winners All International, Inc. and Subsidiaries as of December 31, 1997 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 1997 and five months ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has discontinued former operations, and is in the continuous process of seeking additional capital, for the new business activities of the Company, which outcome cannot currently be determined. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As described in Note 11, the Company is currently involved in a number of lawsuits, many of which the outcome or final settlement cannot be reasonably determined at the present time.

/s/  Joel Baum
----------------------------
Joel S. Baum, C.P.A
Baum & Company, P.A.
Certified Public Accountants
Hollywood, Florida

May 20, 1998

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                      ASSETS
                                      ------
Current Assets:
     Cash                                                  $          1,079
     Prepaid Expenses                                                33,525
                                                           ----------------
          Total Current Assets                                       34,604
                                                           ----------------
Property and Equipment, Net (Notes 1,4)                              56,997
                                                           ----------------
Other Assets:
     Deposits                                                        10,096
     Intangibles, Net (Notes 1,6)                                 4,242,266
                                                           ----------------
          Total Other Assets                                      4,252,362
                                                           ----------------
               Total Assets                                $      4,343,963
                                                           ================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
     Notes Payable (Note 7)                                $         85,000
     Accounts Payable and Accrued Expense (Note 8)                  790,231
     Loans Payable (Note 9)                                         897,743
     Due to Related Parties (Note 10)                                35,329
                                                           ----------------
          Total Current Liabilities                               1,808,303
                                                           ----------------
Commitments and Contingencies (Note 11)                             783,021
                                                           ----------------
Stockholders' Equity:
     Preferred Stock, $1.00 Par Value, 2,000,000 Shares
       Authorized; Series A Convertible, 750,000 Shares
       Authorized; Issued & Outstanding, 62,500 Shares
       Unconverted (Less Offering Costs of $7,465)                  55,035
     Common Stock $.01 Par Value, 60,000,000 shares
       Authorized; 30,034,679 Shares Issued & Outstanding           300,347
       Additional Paid-In-Capital                                12,963,253
       Accumulated (Deficit) - Discontinued Operations           (9,095,944)
       Accumulated (Deficit) - Development Stage Operations      (2,470,052)
                                                           ----------------
          Total Stockholders' Equity                              1,752,639
                                                           ----------------
               Total Liabilities and Stockholders' Equity  $      4,343,963
                                                           ================
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 20










                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                      DEVELOPMENT STAGE      DISCONTINUED
                                         OPERATIONS           OPERATIONS
                                         (INCEPTION)          FIVE MONTHS
                                         YEAR ENDED              ENDED
                                      DECEMBER 31, 1997    DECEMBER 31, 1996
                                      ------------------   -----------------
Revenues                              $           25,000   $             -0-
                                      ------------------   -----------------
Costs and Expenses:
     Operating                                    42,500                 ---
     Selling, General and
      Administrative                             570,001                 ---
     Professional Fees                           263,434                 ---
     Depreciation and Amortization                18,150                 ---
     Research and Development                    668,493                 ---
     Consulting Fees                             932,474                 ---
                                      ------------------   -----------------
          Total Costs and Expenses             2,495,052                 -0-
                                      ------------------   -----------------
Net (Loss)                            $       (2,470,052)  $             -0-
                                      ------------------   -----------------
Net (Loss) Per Common Share           $           (0.111)  $             -0-
                                      ------------------   -----------------
Weighted Average Shares Outstanding           22,339,736          14,471,756
                                      ------------------   -----------------


















          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Page 21










                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF OPERATIONS STOCKHOLDERS' EQUITY
                               DECEMBER 31, 1997

                      Preferred Stock      Common Stock
                          Amount              Amount
                      ---------------  --------------------

                                                             Additional
                                 PV                   PV       Paid-In
                      Shares   $1.00     Shares      $.01      Capital
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1996     62,500  $55,035  14,471,756  $144,715  $ 8,026,114

Issuance of Stock         --       --  15,562,923  $155,632  $ 4,937,139

Net(Loss)
for the Year              --       --          --        --           --
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1997     62,500  $55,035  30,034,679  $300,347  $12,963,253


                                       Development
                       Discontinued       Stage
                        Operations      Operations     Total
                       Accumulated     Accumulated  Stockholder's
                        (Deficit)       (Deficit)      Equity
                       ------------    -----------  -------------
Balance at
December 31, 1996      $ (9,095,944)            --  $    (870,080)

Issuance of Stock                --             --             --

Net(Loss)
for the Year                     --    $(2,470,052)            --
                       ------------    -----------  -------------
Balance at
December 31, 1997      $ (9,095,944)   $(2,470,052) $   1,752,639






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Page 22









                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        DEVELOPMENT STAGE    DISCONTINUED
                                           OPERATIONS         OPERATIONS
                                           (INCEPTION)        FIVE MONTHS
                                           YEAR ENDED            ENDED
                                        DECEMBER 31, 1997  DECEMBER 31, 1996
                                        -----------------  -----------------
Cash Flows from Operating Activities:
     Net(Loss)                          $      (2,470,052) $             -0-

     Adjustments to Reconcile Net(Loss)
     to Net Cash (Required)by Operating
     Activities:
          Depreciation and Amortization            18,150                ---

     Changes in Assets and Liabilities:
          Prepaid Expenses                        (33,525)               ---
          Deposits                                (10,096)               ---
          Accounts Payable                        703,174                ---
          Due to Related Parties                   35,329                ---
                                        -----------------  -----------------
               Net Cash (Required) by
                Operating Activities           (1,757,020)               -0-
                                        -----------------  -----------------
Cash Flows from Investing Activities:
     Acquisition of Property
       and Equipment                              (64,067)               ---
     Acquisition of Intangibles                (4,253,346)               ---
                                        -----------------  -----------------
          Net Cash (Required) by
           Investing Activities                (4,317,413)               -0-
                                        -----------------  -----------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of
      Common Stock                              5,092,769                ---
     Proceeds from Issuance of Notes               85,000                ---
     Proceeds from Loans                          897,743                ---
                                        -----------------  -----------------
          Net Cash Provided by
           Financing Activities                 6,075,512                -0-
                                        -----------------  -----------------
               Net Increase in Cash     $           1,079  $             -0-
                                        =================  =================

Supplemental Disclosure of Cash Flow Information (Note 15)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 23










                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

ORGANIZATION

     The Company was incorporated in October 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. ("NCC") in January 1991. In September 1993, NCC purchased Winners All Limited ("WAL"), organized under the laws of the Isle of Jersey, Channel Island, United Kingdom. This acquisition was treated as a recapitalization. Following the recapitalization, the shareholders of WAL obtained a majority of the voting rights in NCC and, as a result, the recapitalization was accounted for as a reverse acquisition, with WAL the surviving successor. On October 27, 1993, the legal name of the Company was changed to Winners All International, Inc. The Company was operationally inactive from August 1, 1995 through January 26, 1997. Pursuant to a January 29, 1997 Board of Directors meeting, resolutions pertaining to discontinuing all former operations, retroactive to the year ended July 31, 1995, were ratified. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. During 1997, the Company acquired all of the issued and outstanding capital stock of Urecoats International, Inc. ("Urecoats") (formerly named Perma Seal International, Inc.) and Designer Wear, Inc. ("DWI"). On October 8, 1997, DWI acquired all of the issued and outstanding capital stock of ROK International, Inc. ("ROK").

BUSINESS

     Urecoats, a wholly-owned subsidiary of the Company, is a development stage enterprise, engaged in the acquisition, formulation, marketing and distribution of sealant and coating products containing recycled materials. DWI, a wholly-owned subsidiary of the Company, is a development stage enterprise, engaged in the acquisition of license agreements for the design, contract manufacturing, sale and worldwide distribution of branded merchandise products.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany items and transactions have been eliminated.

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

INTANGIBLE ASSETS

     Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired (License Agreements and Goodwill), are generally amortized, commencing in the year of significant revenue recognition, by the straight-line method over estimated useful lives of up to 40 years.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

     In 1997, the Company adopted Statement of Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Measurement of an impairment loss is based on the fair value of the underlying asset. Fair value is principally determined by discounted cash flows, depending upon the nature of the assets.

     The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets.

     The adoption of SFAS 121 and the evaluation by the Company did not have a significant effect on the consolidated financial position or results of operations.

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

OPTIONS

     Options have been recorded at fair market value on the date of grant and exercised in the applicable period.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

NET EARNINGS PER COMMON SHARE

     During February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share" ("SFAS 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

RECENT PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as realized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company will adopt SFAS in 1998 and does not expect that the adoption will have a material effect on its financial statements.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for the fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company continues to assess the impact these revised standards will have on existing segment disclosures; however, it does not expect that the adoption in 1998 will have a material effect on its financial statements.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 2 - GOING CONCERN
----------------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which considers continuation of the Company as a going concern.

     Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the consolidated financial statements, the Company has suffered recurring losses from discontinued operations, resulting in an accumulated deficit of $(9,095,944) and an accumulated deficit from development stage operations of $(2,470,052). The Company must also obtain a significant amount of capital for the future development of new activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that the discontinuance of former operations was the first step necessary in restructuring the Company towards future profitable activities. In the opinion of management, the acquisition of Urecoats, DWI and ROK, and other possible acquisitions of start-up companies, will generate significant revenues in future years. The Company plans to raise significant capital through the issuance of additional shares of stock, the outcome of which cannot be determined at this time.

     The consolidated financial statements do not include any adjustments that might result from these uncertainties.

NOTE 3 - ACQUISITION OF COMPANIES
---------------------------------

     On January 28, 1997, the Company, pursuant to an Acquisition Agreement, accepted possession of 100% of the issued and outstanding capital stock of Urecoats, in exchange for 2,100,000 shares of its unregistered, restricted common stock. Urecoats was owned by officers of the Company. The acquisition was accounted for as a purchase and was included in consolidated operations of the Company from that date through December 31, 1997.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 3 - ACQUISITION OF COMPANIES CONTINUED
-------------------------------------------

     On July 1, 1997, the Company, pursuant to an Acquisition Agreement dated March 27, 1997, exchanged 5,376,000 shares of its unregistered, restricted common stock, to acquire 100% of the issued and outstanding stock of DWI, of which 33% was owned by officers of the Company and subsidiaries. Included in the total number of shares exchanged 1,200,000 shares were advanced by the Company, to DWI, to be held in escrow, pending the outcome of DWI's negotiations to acquire ROK. The acquisition was accounted for as a purchase and was included in consolidated operations of the Company from that date through December 31, 1997.

     On October 8, 1997, DWI exchanged 1,200,000 shares of the Company's unregistered, restricted common stock, previously held in escrow, and cash of $143,652, to acquire 100% of the issued and outstanding stock of ROK. The acquisition was accounted for as a purchase and was included in the consolidated operations of DWI from that date through December 31, 1997.

     In accordance with Accounting Principle Board Opinion #16, the unaudited pro forma consolidated results of operations of the Company are as follows:

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    "PRO FORMA"
                                    (UNAUDITED)


                                         YEAR ENDED        FIVE MONTHS ENDED
                                      DECEMBER 31, 1997    DECEMBER 31, 1996
                                      ------------------   -----------------
Revenues                              $           70,631   $             -0-
                                      ------------------   -----------------
Costs and Expenses                    $        3,034,998             207,788
                                      ------------------   -----------------
Net (Loss)                            $       (2,964,367)  $        (207,788)
                                      ------------------   -----------------
Net (Loss) per Common Share           $           (0.133)  $            (.01)
                                      ------------------   -----------------
Weighted Average Shares Outstanding           22,339,736          18,209,756
                                      ------------------   -----------------

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 4 - COMMON STOCK TRANSACTIONS
----------------------------------

     In 1997, the Company issued 3,000,000 shares of common stock for business, consulting and related services, under its "1997 Non-Statutory Stock Option Plan" (the "Plan"), in which the underlying common stock for the Plan was registered pursuant to a Form S-8 Registration Statement filed on February 20, 1997 with the Securities and Exchange Commission ("SEC"). The Company adopted the Plan to aid in attracting and retaining persons to assist in the development and success of the Company. The Plan provided for the issuance of non-statutory stock options and was not intended to qualify as "Incentive Stock Options" within the meaning of section 422 of the Internal Revenue Code. The purchase price of each share of stock within this Plan was not less than 20% of the fair market value of such shares on the date the option was granted. This transaction was valued at approximately $1,090,000, which equals the value as established by the Plan.

     In 1997, the Company issued 2,100,000 shares of unregistered, restricted common stock, to acquire Urecoats. This transaction was valued at approximately $913,500, which equals the common stock's mean bid price per share and the Board of Director's estimate of the market value of the acquisition.

     In 1997, the Company issued 5,376,000 shares of unregistered, restricted common stock, to acquire DWI and facilitate DWI's acquisition of ROK. This transaction was valued at approximately $2,499,600, which equals the common stock's mean bid price per share and the Board of Director's estimate of the market value of the acquisition.

     In 1997, pursuant to a Private Placement offering, the Company issued 2,211,919 shares of unregistered, restricted common stock, to various investors. This transaction was valued at approximately $180,894, which equals the value received under the offering.

     During 1997, the Company issued 2,875,000 shares of unregistered, restricted common stock to various individuals and entities, for business, consulting and related services for the Company. These transactions were valued at approximately $408,775, which equals 40% of the common stock's mean bid price per share as established by the Board of Director's estimate of the fair market value of the services.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     A summary of property and equipment at December 31, 1997 is as follows:

          Office Equipment                             $      36,060
          Machinery and Equipment                             33,453
                                                       -------------
               Total Property and Equipment                   69,513
                                                       -------------
          Less:  Accumulated Depreciation                    (12,516)
                                                       -------------
               Total Property and Equipment, Net       $      56,997
                                                       =============

NOTE 6 - INTANGIBLES
--------------------

     A summary of intangibles at December 31, 1997 is as follows:

          Trademark Agreement                          $   2,643,252
          Goodwill                                         1,557,508
          Deferred Charges                                    56,480
                                                       -------------
               Total Intangibles                           4,257,240
                                                       -------------
          Less:  Accumulated Amortization                    (14,974)
                                                       -------------
               Total Intangibles, Net                  $   4,242,266
                                                       =============

     ROK, as licensee, and the Smith and Wesson Corporation
("Smith & Wesson"), as licensor, entered into an all inclusive Trademark Licensing Agreement ("Trademark Agreement"), effective March 1, 1996, and an amendment to the Trademark Agreement, effective August 23, 1996. The term of this Trademark Agreement is for three years, nine months, commencing on March 1, 1996 and ending December 31, 1999. The Trademark Agreement will be automatically extended for three years, provided that ROK meets its minimum guaranteed royalty in the last year of the original term. The valuation of this Trademark Agreement arises from the cost of the Company's acquisition of DWI, in excess of the fair value of tangible assets and liabilities acquired. Amortization is to commence upon the receipt of significant revenues.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 6 - INTANGIBLES CONTINUED
------------------------------

     On August 12, 1997, in an amendment to the Trademark Agreement, ROK released rights to the territories of Western Europe and South America, back to Smith and Wesson, in exchange for a 50% share of revenues from a new exclusive trademark licensing agreement, between Smith & Wesson and Multiplinvest ("Multiplinvest Agreement"), covering these territories. Minimum guaranteed royalties, under the Multiplinvest Agreement, which is comprised of two five year terms, are $11,076,000. In the fourth quarter of 1997, ROK received $25,000 under the terms of this amendment.

     Pursuant to a May 2, 1998 letter, Smith & Wesson advised ROK that the Trademark Agreement was terminated for cause. The Company's legal counsel are prepared to immediately file a lawsuit for damages of $50 million. (See Note 11-Commitments and Contingencies -Litigation).

     Goodwill arises from the cost of the Company's acquisitions of Urecoats and DWI, in excess of fair value of tangible assets and liabilities acquired. Amortization is to commence upon the receipt of significant revenues.

     Deferred charges are amortized, under the straight-line method, over five years.

     The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.

NOTE 7 - NOTES PAYABLE
----------------------

     Notes payable in the amount of $85,000, payable on demand, bear interest at the rate of 12% per annum.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

     A summary of accounts payable and accrued expenses at December 31, 1997 is as follows:

          Accounts Payable                       $    514,284
          Accrued Salaries                            177,325
          Accrued Payroll Taxes                        93,546
          Accrued Expenses                              5,076
                                                 ------------
               Total Accounts Payable
                 and Accrued Expenses            $    790,231
                                                 ============

NOTE 9 - LOANS PAYABLE
----------------------

     A summary of loans payable at December 31, 1997 is as follows:

          Van Der Molen and Estates
           (loans assumed from ROK acquisition)  $    599,858
          Various Individuals and Entities            297,885
                                                 ------------
               Total Loans Payable               $    897,743
                                                 ============

     These loans payable are non-interest bearing and payable on demand.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

     As of December 31, 1997, the Company had the following related party transactions:

     Non-interest bearing loans, net of advances, from the officers and directors of the Company, amounted to $35,329.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 10 - RELATED PARTY TRANSACTIONS CONTINUED
----------------------------------------------

     Accrued salaries of $177,325 to the officers of the Company, including, by authorization of the Board of Directors, 850,000 shares of unregistered, restricted common stock, valued at $ .05 - $ .15 per share, to be issued for services rendered in 1997.

     The Company subleases office space under a month-to-month operating lease from United Manufacturing Associates, Inc., in which certain officers and stockholders are officers and stockholders of the Company. Rent expense through December 31, 1997 amounted to $39,226.

     A promissory note of $23,456 from SBH Specialties, Inc., in which certain officers and stockholders are officers and stockholders of the Company, was deemed uncollectable and written off.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LEASES

     Urecoats entered into a one year operating lease, expiring July 31, 1998, with monthly payments of $6,119, for a previously planned factory location in Roberta, Georgia. Rent expense for the year ended December 31, 1997 is $30,599.

INDEBTEDNESS

     DWI, in connection with its acquisition of ROK, guaranteed ROK's repayment of $599,858 of indebtedness, or loans payable, arising from advances by the family of the former 50% stockholder of ROK. In a May 14, 1998 amendment to the acquisition agreement, the Company agreed to facilitate DWI's guarantee and ROK's repayment of these advances, by agreeing to issue 600,000 shares of unregistered, restricted common stock, in exchange for the forgiveness of the debt.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 11 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

MINIMUM GUARANTEED ROYALTIES

     Under the terms of Trademark Agreement, ROK is obligated to pay minimum guaranteed royalties, in four equal installments on the dates on which each royalty payment is due, totaling $250,000 and $350,000 for 1998 and 1999, respectively. Should the Trademark Agreement be renewed for an additional three years, minimum guaranteed royalties are due totaling $450,000, $550,000 and $650,000 for 2000, 2001 and 2002, respectively. (See Note 11 - Commitments and Contingencies -Litigation).

LITIGATION

     The Company, on behalf of DWI and ROK, is preparing to sue Smith & Wesson and its Director of Licensing and Merchandising, for breach of the implied covenant of good faith and fair dealing in the Trademark Agreement (which Smith & Wesson purported to terminate on May 2, 1998), promissory estoppel, and tortious interference with the contractual relations between DWI and ROK. A complaint seeking damages in the amount of $50,000,000, plus declaratory and injunctive relief, has now been fully drafted, and management has authorized the filing in the United States District Court for the Southern District of Florida which should be accomplished in the few days.

     It is the opinion of the Company's legal counsel that the agreement between ROK and Smith & Wesson, under which ROK is entitled to a 50% share in the royalties collected by Smith & Wesson from Multiplinvest (an Italian company which entered into the Multiplinvest Agreement, after ROK agreed to surrender its rights to certain territories), survives any termination of the Trademark Agreement, and will not be affected by the litigation that is about to be commenced.

     The Company has asserted claims against Millennium Holdings Group, Inc., for breach of a consulting agreement, common law fraud and fraud in the purchase of securities. The Statement of Claim seeks rescission of the consulting agreement, restitution of stock shares issued and/or damages in the amount of at least $200,000. An arbitrator has been appointed, but a date has not yet been set for the hearing of the case. The outcome cannot be determined at the present time.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 11 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

     On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division), the Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. In this five-count complaint, Plaintiff sued the Defendants for alleged violations of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Defendants, singly and in concert, filed misleading reports under the Securities Exchange Act of 1934, including without limitation, the filing of Form 10K. A default judgment in the amount of $1,075,000 against the Company, was entered on March 13, 1997. Counsel was retained to apply for the vacatur of the default judgment on the grounds that the Company was not served with various motion papers underlying the judgment. Management and Counsel are actively negotiating a settlement, in the form of restricted stock, but the exact amount and terms are not yet known.

     Stanley Farber, Plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on July 25, 1996. Plaintiff is suing the Company and Davidoff and Molito, former legal counsel for the Company, for breach of an executive employment contract. As a result of absence of counsel on behalf of the Company, a final judgment of $142,187 was awarded and subsequently affirmed by the Appellate Court. Management is seeking settlement of this judgment. The outcome of these negotiations cannot be determined at this time.

     Several other judgments against the Company totaling approximately $77,000, include a $57,000 judgment in favor of attorneys Rudin, McClosky, Smith, Schuster & Russell, P.A., for legal services provided. Management is seeking settlement of these judgments. The outcome of these negotiations cannot be determined at the present time.

     On April 17, 1995, AG Industries sued the Company and UC'NWIN Systems Corporation for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the Defendants' motion. There has been no further discovery and the outcome cannot be determined at the present time.

     As of December 31, 1997, the Company has established a reserve for litigation of $783,021.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

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

     The Company offered 3,000,000 shares of its unregistered, restricted common stock ("Shares"), in a Private Placement dated August 1, 1997, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares were sold to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act. The offering terminated on September 30, 1997 with 2,211,919 Shares sold. The Shares have been recorded at prices ranging from $.075 to $.15. The proceeds amounted to $180,894. A breakdown of the cash and other consideration received are described below.

          Cash Proceeds                          $    157,494
          Conversion of Debt Proceeds            $     22,500
          Conversion of Finder's Fee Proceeds    $        900
                                                 ------------
               Total Proceeds                    $    180,894
                                                 ============

     The Conversion of Debt proceeds were received from the cancellation of a loan payable due and owing by the Company. The loan payable was satisfied with the issuance of 300,000 Shares. The Finder's Fee proceeds were received from the cancellation of a finder's fee of 10% due and owing by the Company on the sale of 120,000 shares under the offering. The finder's fee was satisfied with the issuance of 12,000 Shares.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 13 - STOCK OPTIONS AND WARRANTS
------------------------------------

STOCK OPTION PLAN

     On February 20, 1997, the Company adopted the "1997 Non-Statutory Stock Option Plan" (the "Plan") to aid in attracting and retaining persons to assist in the development and success of the Company. This Plan provided for the issuance of non-statutory stock options and was not intended to qualify as "Incentive Stock Options" within the meaning of section 422 of the Internal Revenue Code. The purchase price of each share of stock within this Plan shall not be less than 20% of the fair market value of such share on the date the option is granted. The fair market value of a share on a particular date shall be deemed to be the average of the high and low bid and asked price. Pursuant to this Plan, the Company entered into an agreement with Stanley Merdinger to perform business, consulting and related services for the Company. In consideration for his services, he received one million shares of stock at nine cents ($ .09) and exercised an option to purchase two million additional shares at fifty cents ($ .50).

WARRANTS

     In conjunction with the Company's initial public offering in April 1992, redeemable warrants were issued to purchase 450,000 shares of common stock at an exercise price of approximately $6.66 per share. These warrants were set to expire on April 28, 1994. The warrants' expiration date was extended to January 27, 1996.

     Additionally, the 37,500 units, held by the underwriter to purchase common stock and warrants, were renegotiated in September 1993 due to certain anti-dilution provisions included in their unit agreement. The underwriters had warrants to purchase up to 90,000 units, each unit consists of two shares of common stock and a warrant to purchase one share of common stock, at an exercise price of $14.52. Such warrants expiring April 27, 1997 are exercisable at 6.66 per share.

     The following table summarizes the change in options and the related price ranges for shares of the Company's common stock: (including the stock-option plan).

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 13 - STOCK OPTIONS AND WARRANTS CONTINUED
----------------------------------------------

                                                 STOCK OPTIONS
                                            --------------------------

                                            SHARES        OPTION PRICE
                                            -------       ------------

          Outstanding @ December 31, 1996   114,150       $ 3.32-$6.66
                                            -------
               Granted(Canceled)           (114,150)
                                            -------
          Outstanding @ December 31, 1997       -0-
                                            =======

NOTE 14 - INCOME TAXES
----------------------

     The Company has net operating tax loss carryforwards of approximately $9,300,000 in the United States and $1,500,000 in the United Kingdom, of such loss carryforwards, approximately $3,000,000 represents carryforwards of a predecessor, the utilization of which will be credited to additional paid-in capital. The Company is not current with its corporate income tax filings.

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES
--------------------------------------------

     (A)  Cash Paid During The Year

                                     Year Ended        Five Months Ended
                                  December 31, 1997    December 31, 1996
                                  -----------------    -----------------
          Interest Paid           $             -0-    $             -0-
          Income Taxes Paid       $             -0-    $             -0-
                                  -----------------    -----------------

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES CONTINUED
------------------------------------------------------

     (B)  Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                                Five  Months
                                                  Year Ended       Ended
                                                 December  31,  December  31
                                                     1997           1996
                                                 -------------  ------------
Increase in Intangibles Included:
     Acquisition of Trademark Agreement          $   2,499,600  $        -0-
     Acquisition of Goodwill                         1,557,508           -0-
     Acquisition of Deferred Charges                    48,964           -0-
     Acquisition of Property & Equipment                36,278           -0-

Proceeds from Issuance of Shares Included:
     Retainment of Consultants                         491,066           -0-
     Acquisitions of Companies                       3,413,100           -0-

Proceeds from Loans Included:
     Assumption of Debt in ROK Acquisition             599,858           -0-
                                                 -------------  ------------

NOTE 16 - RESEARCH AND DEVELOPMENT
----------------------------------

     On February 21, 1997, pursuant to a February 4, 1997 letter of intent, Urecoats completed negotiations, which resulted in a stock purchase agreement ("SPA") with Envio Dynamics Corporation ("EDC"). Urecoats was to acquire a 75% stock interest, amounting to 3,750,000 shares, of the authorized common voting stock of EDC in exchange for $750,000. On March 21, 1997, Urecoats entered into a purchase and sale agreement with the Essex Chemical Corporation ("ESC") to acquire the land, building and equipment, located at 1521 Industrial Drive, Griffin, Georgia, for $375,000.

     On June 13, 1997, Urecoats entered into a License and Option Agreement with Ultimate Urethane Roofing, Inc. ("UUR").

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 16 - RESEARCH AND DEVELOPMENT CONTINUED
--------------------------------------------

     As a result of disputes on the validity of a sealant and coating product, all agreements with EDC and ESC were canceled, and the agreement with UUR has been effectively canceled between the parties. In June 1997, all disputes from EDC were settled and Urecoats secured a promissory note from EDC for reimbursement of advances made under the SPA, in the amount of $250,000. This note receivable was deemed uncollectable and written off.

     The Company took a charge to earnings of $515,000, which were classified to research and development.

     Urecoats signed a Purchase and Sale Agreement, on October 30, 1997, and amended on April 8, 1998, ("Creative Agreement") with Creative Chemical Company (3C), to acquire two proprietary polymer roofing/sealant formulas/materials and certain technologies for their manufacturing and application, for $80,000. Payments of approximately $25,000 were paid in 1997 and charged to Research and Development. The balance of $55,000 is to be paid by the issuance of unregistered, restricted common stock of the Company in 1998.

NOTE 17 - BUSINESS SEGMENTS
---------------------------
                                         YEAR ENDED        FIVE MONTHS ENDED
                                      DECEMBER 31, 1997    DECEMBER 31, 1996
                                      ------------------   -----------------
Revenues:
     Branded Merchandise              $           25,000   $             -0-
     Sealant and Coating Product                     -0-                 -0-
                                      ------------------   -----------------
          Total Revenues              $           25,000   $             -0-
                                      ==================   =================
Operating(Loss):
     Branded Merchandise              $         (425,127)  $             -0-
     Sealant and Coating Product                (733,543)                -0-
     Corporate                                (1,311,382)                -0-
                                      ------------------   -----------------
          Total Operating(Loss)       $       (2,470,052)  $             -0-
                                      ==================   =================

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 17 - BUSINESS SEGMENTS CONTINUED
-------------------------------------

Depreciation and Amortization:
     Branded Merchandise              $           14,924   $             -0-
     Sealant and Coating Product                   2,650                 -0-
     Corporate                                       576                 -0-
                                      ------------------   -----------------
          Total Deprec & Amort        $           18,150   $             -0-
                                      ==================   =================
Indentifiable Assets at Year End:
     Branded Merchandise              $          769,189   $             -0-
     Sealant and Coating Product                  32,627                 -0-
     Corporate                                 3,542,147                 -0-
                                      ------------------   -----------------
          Total Identifiable Assets   $        4,343,963   $             -0-
                                      ==================   =================

NOTE 18 - SUBSEQUENT  EVENTS
----------------------------

     On May 2, 1998, Smith & Wesson advised ROK that the Trademark Agreement was terminated for cause. (See Note 11 - Commitments and Contingencies - Litigation).

     Pursuant to an amendment to the Creative Agreement, the Company issued 404,412 shares of its unregistered, restricted common stock, to facilitate Urecoats in the satisfaction of all remaining financial obligations.

     The Company agreed to facilitate the satisfaction of ROK's obligation to, and DWI's guarantee of, repayment of $599,858 of indebtedness in exchange for 600,000 shares of its unregistered, restricted common stock, pursuant to an amendment to the acquisition agreement dated May 14, 1998.

     The Company is offering 7,000,000 shares of its unregistered, restricted common stock ("Shares"), in a Private Placement dated January 1, 1998, pursuant to the exemption under Rule 505 of the Act. The Shares are being offered to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEAR ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

NOTE 18 - SUBSEQUENT EVENTS CONTINUED
-------------------------------------

     On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"), authorizing the issuance of 3,000,000 shares of registered, common stock, to afford certain of its key employees, officers and consultants who are responsible for the continued growth of the Company an opportunity to acquire a proprietary interest in the Company, and thus to create in such individuals an increased in and greater concern for the welfare of the Company and its subsidiaries. The Company, by means of this 1998 Plan, seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions. The stock options offered pursuant to the Plan are a matter of separate inducement and are not in lieu of any salary or other compensation for the services of any key employee or consultant. The stock options granted under the Plan are intended to be either incentive stock options within the meaning of Section 422 of the Internal Revenue code of 1986, as amended, or options that do not meet the requirements for incentive stock options. Under the 1998 Plan, the fair market value of a share is the closing "bid" price of the Company's shares on the date in question as quoted on the Electronic Bulletin Board of the National Association of Securities Dealers or its Automated Quotation System ("NASDAQ") or any successor national stock exchange on which the Common Stock is then successor national stock exchange on which the Common Stock is then traded, provided, however, that if on the date in question there is no public market for the Company's Shares and they are neither quoted on "NASDAQ" nor traded on a national securities exchange, then the Administrator of the 1998 Plan, in its sole discretion and best judgment, is to determine the fair market value.

                                  PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

     In connection with the acquisition of Urecoats, Howard Weiser was appointed as a director of the Company on January 28, 1997 and the Board of Directors was composed of Charles Gargano, Edgar M. Reynolds, David M. Goldblatt and Jeffrey Goldstein.

     Edgar M. Reynolds was elected as a member of the Board of Directors and President on August 22, 1995, and subsequently Secretary and Treasurer of the Company. On April 4, 1997, Howard Weiser was appointed as Secretary and Treasurer. On May 1, 1997, Harry W. Brooks, Jr. was ratified as a member of the Board of Directors and subsequently resigned on October 16, 1997. Howard Weiser was ratified as Chairman of the Board of Directors on July 29, 1997 and was appointed as President and Chief Executive Officer of the Company on September 23, 1997. On September 23, 1997, Edgar M. Reynolds became Vice President and Treasurer. The Board acknowledged the resignation of Jeffrey Goldstein as a director on December 10, 1997.

     Each Director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     In the April 24, 1998 Special Meeting of the Board of Directors, the Company appointed Antonio Domit as a new member of the Board of Directors. The Board of Directors accepted the resignation of Antonio Domit as a director of the Company, in its April 30, 1998 Special Meeting, due to a potential conflict of interest. Antonio Domit is a Director and President of a company in Mexico, named Cosmo Seal, S.A. de C.V., which is presently in discussions and talks with the Company for the establishment of mutually agreeable form of business relationship, for the marketing, distribution, licensing, and/or manufacturing of Urecoats' products to Mexico, Central America and South America ("Area"). The Board of Directors created an Advisory Board ("Committee") for the purpose of overseeing the implementation of its subsidiaries' operational plans domestically and internationally, and appointed Antonio Domit as its Chairman, who was also recognized as a consultant to the Company handling introductions and other matters for the Area.

     Certain background information is set forth below with respect to the current directors and officers, including information furnished by them, certain other directorships held by them and their ages as of the filing of this report.

           NAME        AGE                 POSITION(S)
-------------------   -----   ---------------------------------------
Howard Weiser          58     Chairman, President, CEO, and Secretary
Edgar M. Reynolds      74     Vice President and Treasurer
Charles Gargano        59     Director
David M. Goldblatt     54     Director

     Howard Weiser worked for Zales Jewelry Stores for more than 20 years, and helped create its massive growth from 200 stores to over 1,800 stores. He was involved in all facets of the business and rose to Executive Vice President. He was also a Senior Vice President at Chock Full of Nuts and one of the top executives leading to their growth. His experience, development of store branches and travel all over the world, in addition to his long list of influential friends and contacts, provides the know-how and drive for the growth of the Company and its subsidiaries.

     Edgar M. Reynolds attended Columbia University. Since 1973 until 1994, he was in an Executive capacity with Digital Products Corporation, a public company in the field of electronics, communications, and home monitoring. At various times, he was the CEO and Director of Digital Products Corporation. Prior thereto he managed a private consulting firm. Prior thereto for twelve years, he was a financial officer and director of a public chain of a variety of toy stores. During that period, he served as a director of two Florida banks. He also served overseas in the United States Army Intelligence Service to World War II and was employed for a worldwide import and export firm with extended stays in foreign countries, and is conversant in five languages.

     Charles Gargano is the Chairman of the Empire State Development Corporation of New York State. Mr. Gargano also served as the Finance Chairman of the New York Republic State Committee, from August 1988 to August 1991. Mr. Gargano served as United States Ambassador to the Republic of Trinidad and Tobago. A civil engineer, Mr. Gargano has been President of G.M. Development, Inc. and actively serves on many boards and commissions as Chairman or Director, including the Children's Developmental Center, Alpha Hospitality Corp. And First Commercial Bank of Long Island.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company approved annual salaries of $ 120,000.00 and $ 50,000.00 for Howard Weiser and Edgar M. Reynolds, respectively, beginning May 1, 1997. The following table summarizes the salaries and other applicable remuneration of the executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                              -------------------------------------
              (a)             (b)     (c)       (d)        (e)
                                                          Other
                                                          Annual
           Name and                  Salary    Bonus   Compensation
       Principal Position     Year    ($)       ($)        ($)
    ------------------------  ----  --------  -------  ------------
(1) Howard Weiser             1997  $120,000      -0-           -0-
      Chairman of the Board
      President and CEO

(2) Edgar M. Reynolds         1997  $ 50,000      -0-           -0-
      Vice President and CFO



                 Long-Term Compensation
               --------------------------
                        Awards               Payouts
               --------------------------    -------
                  (f)            (g)          (h)         (i)
               Restricted     Securities
                 Stock        Underlying               All Other
                Awards       Options/SARs     LTIP    Compensation
                 ($)             ($)          ($)         ($)
               ----------    ------------    -------  ------------
(1)            $   25,000*            -0-        -0-           -0-

(2)            $    5,000*            -0-        -0-           -0-


*See Item 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information based on the outstanding securities of the Company as of December 31, 1998, with respect to each director, officer, and known beneficial owners, if any, of more than 5% of the Company's Common Stock and all corporate officers and directors as a group:

                                Description of                      Percent
      Name or Party            Beneficial Owner         Amount      of Class
  -----------------------  ------------------------   ----------    --------
  Howard Weiser            Chairman of the Board,      1,355,000(1)  .05 %
  8632 NW 54th Street      President, and Secretary
  Coral Springs, FL 33067

  Edgar M Reynolds         Director, Vice President      125,000(2)  .0042 %
  3671 East Citrus Trace   and Treasurer
  Davie, FL  33328

  Charles Gargano          Director                      800,000     .0266 %
  3 Lazare Lane
  Islip, NY  11751

  David M. Goldblatt       Director                      620,416     .0207 %
  410 East 80th Street
  New York, NY  10024

  Cede & Co.               Unknown                    10,224,964     .0340 %
  P O Box 20
  Bowling Green Sta
  New York, NY  10025

  Officers and Directors as a Group                    2,900,416     .0966 %

(1) Howard Weiser received 925,000 shares in connection with the acquisition of Urecoats and 430,000 shares in connection with the acquisition of Designer Wear, of unregistered, restricted common stock, which acquisitions are described elsewhere in this report. The Board of Directors approved the issuance of 500,000 shares of unregistered, restricted common stock and affixed a value of $ .05 per share, as additional compensation for services rendered to the Company during the 1997 year, in its December 10, 1997 Special Meeting. The additional compensation shares were issued in 1998.

(2) The Board of Directors approved the issuance of 100,000 shares of unregistered, restricted common stock and affixed a value of $ .05 per share, as additional compensation for services rendered to the Company during the 1997 year, in its December 10, 1997 Special Meeting. The additional compensation shares were issued in 1998.

(3)  All of the above shares are owned of record and beneficially.

(4)  None of the Officers and Directors owns Unit Warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard Weiser was an officer, director and 44 % shareholder in Urecoats and simultaneously became a Director in the Company in connection with its acquisition by the Company, which acquisition is described elsewhere in this report. Howard Weiser was an officer, director and 10% shareholder in Designer Wear, prior to its acquisition by the Company, which acquisition is described elsewhere in this report.

     See Item 11 - Security Ownership of Certain Beneficial Owners and
Management

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

1.  Acquisition Agreement between the Company and Urecoats - 1/28/97
2.  Acquisition Agreement between the Company and Designer Wear - 5/27/97
3.  Acquisition Agreement between Designer Wear and ROK - 7/18/97
4.  Amendment to 3 - 9/5/97
5.  Amendment to 3 - 10/8/97
6.  Amendment to 3 - 5/14/98
7.  Agreement between ROK and Smith & Wesson - 3/1/96
8.  Amendment to 7 - 8/23/96
9.  Agreement between Smith & Wesson and ROK (Multiplinvest) - 8/14/97

FINANCIAL STATEMENT SCHEDULES

     Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" page herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the financial statements.

REPORTS ON FORM 8-K

     None

                               SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended December 31, 1997 Form 10-KSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood and State of Florida on May 21, 1998.

WINNERS ALL INTERNATIONAL, INC.
       (Registrant)

/s/ Howard Weiser                            /s/ Edgar M. Reynolds
------------------------                     ----------------------------
Howard Weiser                                Edgar M. Reynolds
President and Secretary                      Vice President and Treasurer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

        Signature                                    Date
       -----------                                  ------

/s/ Howard Weiser                                May 21, 1998
----------------------
Howard Weiser
Chairman of the Board

/s/ Edgar M. Reynolds                            May 21, 1998
----------------------
Edgar M. Reynolds
Director

/ / Charles Gargano                              May 21, 1998
----------------------
Charles Gargano
Director

/s/ David M. Goldblatt                           May 21, 1998
----------------------
David M. Goldblatt
Director

                                  EXHIBIT 1
                                  ---------

                            ACQUISITION AGREEMENT

          Agreement and Plan of Reorganization, dated as of January 28, 1997, between Winners All International, Inc., a Delaware corporation, hereinafter called "Winners All;" and Perma Seal International, Inc., a Florida corporation, hereinafter called "Perma Seal".

1. Plan Reorganization. All of the issued and outstanding capital stock of Perma Seal shall be acquired by Winners All Corporation, consisting of 1,000 shares of common stock, with a par value of $.01 per share in exchange solely for its voting stock having a par value.

2. Exchange of Shares. Winners All agrees that all of the outstanding shares of Perma Seal shall be exchanged with Winners All for 2,100,000 shares of common stock of Winners All.

         Subject to approval of Perma Seal shareholders, such shares shall be issued to the respective stockholders of Perma Seal or pursuant to their instructions.

3. Delivery of Shares. Subject to the approval of the shareholders of Perma Seal, on the closing date, the Perma Seal stockholders will deliver certificates for the shares of Perma Seal duly endorsed with signatures guaranteed so as to make Winners All the sole owner thereof, free and clear of all claims and encumbrances; and on such closing date delivery of the Winners All shares will be made to the Perma Seal stockholders as above set forth.

         Delivery by the Perma Seal stockholders will be made to the agent for Winners All at such place in or about Fort Lauderdale, Florida, or at such other place as may be determined by the parties. Time is of the essence.

4. Representations of Stockholders. Perma Seal represents and warrants as follows: That the shares shall be acquired by Perma Seal stockholders for their own beneficial account and will hold such shares of common stock of Winners All for Investment and not with a view to the unlawful distribution thereof and acknowledges that the certificates for the shares shall contain a restrictive legend thereon, restricting sale, transfer or hypothecation thereof unless the shares are the subject of an effective registration statement duly filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), or the issuer is provided, with an opinion of counsel, satisfactory to it, that registration is not required under the Act.



















         (a) As of the closing date the Perma Seal stockholders will be the sole owners of the shares of Perma Seal appearing of record in their names; such shares will be free from claims, liens, or other encumbrances and such shareholders will have the unqualified right to transfer such shares.

         (b) The shares to be delivered by Perma Seal stockholders constitute validly issued shares of Perma Seal, fully paid and nonassessable.

         (c) Perma Seal is a start-up company with no substantial liabilities , either fixed or contingent, other than contracts or obligations in the usual course of business; and no such contracts or obligations in the usual course of business or liens or other liabilities which, if disclosed, would pose any substantial changes in the financial condition of Perma Seal.

         (d) Perma Seal is not involved in any pending litigation or governmental investigation or proceeding not reflected in such financial statements or otherwise disclosed in writing to Winners All and, to the knowledge of Perma Seal, no litigation or governmental investigation or proceeding is threatened against Perma Seal.

         (e) As of the closing date, Perma Seal will be in good standing as a Florida corporation.

5. Representations of Acquiring Corporation. Winners All represents and warrants as follows:

         (a) As of the closing date, the Winners All shares to be delivered to the Perma Seal stockholders will constitute the valid and legally issued shares of Winners All, fully paid and nonassessable, and will be legally equivalent in all respects to the common stock of Winners All issued and outstanding as of date hereof.

         (b) The officers of Winners All are duly authorized to execute this agreement pursuant to authorization of its Board of Directors, a certified copy of the resolution of which will be provided to Perma Seal at closing.

         (c) Winners All is a publicly traded company that filed its last 10K report on July 31, 1994. At this time, all of the back 10K and 10Q reports are being prepared for filing by the accounting firm of Joel S. Baum, C.P.A. Winners All represents that subject to its Board of Director's approval, any and all of the Company's past operating history, including all assets, will be written off and starting new operations.














         (d) Winners All is not involved in any governmental investigation or proceeding not disclosed in writing to the Stockholders.

         (e) As of the closing date, Winners All will be in good standing as a Delaware corporation.

         (f) The shares of Perma Seal are being acquired by Winners All for an investment, and there is no present intention on the part of Winners All to dispose of such shares.

6.       Conditions of Closing.

         (a) The closing date herein referred to shall be on or prior to January 28, 1997, or such other date as the parties hereto may mutually agree upon;

         (b) All representations and covenants herein made shall survive the closing;

         (c) At the closing the Perma Seal stockholders shall designate, nominate, constitute, and appoint Michael T. Adams as their agent to accept delivery of the certificates of Winners All stock to be issued in their respective names, and to give a good and sufficient receipt and acquittance for the same, and in connection therewith to make delivery of their stock in Perma Seal to Winners All;

         (d) The obligations of Winners All hereunder are not conditioned upon its obtaining a permit from any regulatory authority for the issuance of its common stock to Perma Seal stockholders as hereinabove provided;

         (e) The obligations of both Perma Seal and Winners All are not conditioned upon the receipt of a favorable tax ruling regarding the tax free character of the reorganization under I.R.C. Section 368(a)(1)(B);

7. Prohibited Acts. Perma Seal agrees not to do any of the following things prior to the closing date, and subject to their approval, will cause the Perma Seal stockholders to agree that prior to the closing date they will not request or to the extent practicable, permit Perma Seal to do any of the following things:

         (a) Declare or pay any dividends or other distributions on its stock or purchase or redeem any of its stock;

         (b) Issue any stock or other securities increasing the total number of shares outstanding (in excess of 1,000 shares), including any right or option to purchase or otherwise acquire any of its stock, or issue any notes or other evidences of indebtedness not in the usual course of business;












         (c) Make capital expenditures in excess of an aggregate of $25,000 except with the consent of Winners All.

8. Delivery of Records. The Stockholders agree that on or before the closing date they will cause to be delivered to Winners All such corporate records or other documents of Perma Seal as Winners All may reasonably request.

9. Assignment. This agreement may not be assigned by any party without the written consent of the other party hereto.

10. Notices. Any notice which any of the parties hereto may desire to serve upon any of the other parties hereto shall be in writing and shall be conclusively deemed to have been received by the party to whom addressed, if mailed, postage prepaid, United States Registered Mail, to the following addresses:

Winners All Corporation
Attention of Edgar M. Reynolds, President
600 N W 44th Street, #2H
Fort Lauderdale, Florida 33321

Perma Seal International, Inc.
Attention of Barry M. Weinberg, President
3320 Pinewalk Drive North, Suite #1717
Margate, Florida 33063

11. Successors. This Agreement shall be binding upon and inure to the benefit of the parties, their successors, and assigns.

         Executed in multiple counterparts, each of which shall be deemed a duplicate original, as of the date first above written.

WINNERS ALL CORPORATION

By  /s/  Edgar M. Reynolds
-------------------------------
     Edgar M. Reynolds
     President

PERMA SEAL INTERNATIONAL, INC.

By  /s/  Howard Weiser
-------------------------------
     Howard Weiser
     Executive Vice President














                                  EXHIBIT 2
                                  ---------

                            ACQUISITION AGREEMENT

     Agreement dated as of May 27, 1997, between Winners All International, Inc., a Delaware corporation, hereinafter called "Winners," and Designer Wear, Inc., a Florida Corporation, hereinafter called "Designer."

1. Plan Reorganization. All the issued and outstanding capital stock of Designer, consisting of 2,150,000 shares of common stock, with a par value of $.01 per share, shall be acquired by Winners in exchange soley for its voting stock having a par value of $.01.

2. Exchange of Shares. Winners agrees that all of the outstanding shares of Designer, 2,150,000 shares of common stock, shall be exchanged for 5,376,000 shares of common stock of Winners.

3. Delivery of Shares. Subject to the approval of the shareholders of Designer, on the closing date, the Designer stockholders will deliver certificates for the shares of Designer duly endorsed with signatures guaranteed so as to make Winners the sole owner thereof, free and clear of all claims and encumbrances; and on such closing date delivery of the Winners shares will be made to the Designer stockholders as above set forth.

       Delivery by the Designer stockholders will be made to the agent for Winners at such place in or about Fort Lauderdale, Florida, or at such other place as may be determined by the parties. Time is of the essence.

4. Representations of Designer Stockholders. Designer represents and warrants as follows:

       (a) As of the closing date the Designer stockholders will be the sole owners of the shares of common stock of Winners for investment and not with a view to the unlawful distribution thereof; and Designer acknowledges that the certificates for the shares shall contain a restrictive legend thereon, restricting sale, transfer or hypothecation thereof unless the shares are the subject of an effective registration statement duly filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), or the issuer is provided, with an opinion of counsel, satisfactory to it, that registration is not required under the Act.





















       (b) As of the closing date the Designer stockholders will be the sole owners of the shares of Designer appearing of record in their names; such shares will be free from claims, liens, or other encumbrances and such shareholders will have the unqualified right to transfer such shares.

       (c) The shares to be delivered by Designer stockholders to Winners Constitute validly issued shares of Designer, fully paid and nonassable.

       (d) The audited financial statements of Designer, as of December 31, 1996, which will be delivered to Winners prior to the closing date, are true and complete statements of the financial condition of Designer as of that date; there are no substantial liabilities, either fixed or contingent, not reflected in such financial statements other than contracts or obligations in the usual course of business; and no such contracts or obligations in the usual course of business or liens or other liabilities which, if disclosed, would alter substantially the financial condition of Designer as reflected in such financial statements.

       (e) Since December 31, 1996, there have not been, and prior to the closing date there will not be, any material changes in the financial position of Designer as reflected in such financial statements.

       (f) Designer is not involved in any pending litigation or governmental investigation or proceeding not reflected in such financial statements or otherwise disclosed in writing to Winners and, to the knowledge of Designer, no litigation or governmental investigation or proceeding is threatened against Designer.

       (g) As of the closing date, Designer will be in good standing as a Florida corporation.

       (h) Pursuant to Joint Venture with ROK International, Inc., for the promotion of certain licensing right granted to ROK International, Inc. by the Smith and Wesson Corporation and subject to the Closing hereof, Designer has the intent to acquire all of the outstanding shares of ROK International, Inc.

5. Representations of Acquiring Corporation. Winners represents and warrants as follows:

       (a) As of the closing date, the Winners shares to be delivered to the Designer stockholders will constitute the valid and legally issued shares of Winners, fully paid and nonassessable, and will be legally equivalent in all respects to the common stock of Winners issued and outstanding of the date hereof.
















       (b) The officers of Winners are duly authorized to execute this agreement pursuant to authorization of its Board of Directors, a certified copy of the resolution of which will be provided to Designer at closing.

       (c) Since December 31, 1996, is a true and complete statement, as of that date, of its financial condition, and its Statement of Earnings for the period ending December 31, 1996, a copy of which has been provided to Designer, fairly presents the results of its operations for such period; there are no liabilities, either fixed or contingent, not reflected in such financial statements and no liens or other liabilties which, if disclosed, would alter substantially the financial condition of Winners as reflected in such financial statements.

       (d) Since December 31, 1996, there have not been, and prior to the closing date there will not be, any material changes in the financial position of Winners as reflected in such financial statements.

       (e) Winners is not involved in any pending litigation or governmental investigation of proceeding not reflected in such financial statements or otherwise disclosed in writing to the Stockholders.

       (f) As of the closing date, Winners will be in good standing as a Delaware corporation.

       (g) The shares of Designer are being acquired by Winners as an investment.

6.     Conditions of Closing.

       (a) The closing date herein referred to shall be on or prior to June 7, 1997, or such other date as the parties hereto may mutually agree upon.

       (b) All representations and covenants herein made shall survive the closing.

       (c) At the closing the Designer stockholders shall designate, nominate, constitute, and appoint Samuel J. Simon and Alfred V. Greco, P.C., and each of them, as their agents and attorneys in fact to accept delivery of the certificates of Winners stock to be issued in their respective names, and to give a good and sufficient receipt and acquittance for the same, and in connection therewith to make delivery of their stock in Designer to Winners.


















       (d) The obligations of Winners hereunder are not conditioned upon its obtaining a permit from any regulatory authority for the issuance of its common stock to Designer stockholders as hereinabove provided.

       (e) The obligations of both Designer and Winners are not conditioned upon the receipt of a favorable tax ruling regarding the tax free character of the reorganization under I.R.C. section 368(a)(1)(B).

7. Prohibited Acts. Designer agrees not to do any of the following things prior to the closing date, and subject to their approval. Will cause the Designer stockholders to agree that prior to the closing date they will not request or to the extent practicable, permit Designer to do any of the following things:

       (a) Declare or pay any dividends or other distributions on its stock or purchase or redeem any of its stock.

       (b) Issue any stock or other securities increasing the total number of shares outstanding (in excess of 2,150,000 shares), including any right or option to purchase or otherwise acquire any of its stock, or issue any notes or other evidences of indebtedness not in the usual course of business;

       (c) Make capital expenditures in excess of an aggregate of $25,000 except with the consent of Winners.

8. Delivery of Records. The Stockholders agree that on or before the closing date they will cause to be delivered to Winners such corporate records or other documents of Designer as Winners may reasonably request.

9. Assignment. This Agreement may not be assigned by any party without the written consent of the other party hereto.

10. Notices. Any notice which any of the parties hereto may desire to serve upon any of the other parties hereto shall be in writing and shall be conclusively deemed to have been received by the party to whom addressed, if mailed, postage prepaid, United States Registered Mail, to the following addresses:

Winners All International, Inc.          Designer Wear, Inc.
Attn:  Edgar M. Reynolds - President     Attn:  Howard Weiser - President
600 NW 44th Street, #2H                  3745 Sheridan Street, Suite 301
Fort Lauderdale, FL  33309               Hollywood, FL  33021


















     Executed in multiple counterparts, each of which shall be deemed a duplicate original, as of the date first above written.

Corporate Seal                     WINNERS ALL INTERNATIONAL, INC.

Attest:

/s/                                by /s/ Edgar M. Reynolds
------------------------              ------------------------
Witness:                           President

Corporate Seal                     DESIGNER WEAR, INC.

Attest:

/s/                                by /s/ Howard Weiser
------------------------              ------------------------
Witness:                           President










































                                  EXHIBIT 3
                                  ---------

                            ACQUISITION AGREEMENT

          Agreement dated a of July 18, 1997 between Designer Wear, Inc., a Florida corporation ('DWI"), ROK International, Inc., a Florida corporation, ("ROK"), the Estate of Timothy Van Der Molen ("Estate"), Harold Van Der Molen ("HVM"), Laurence Sack ("Sack"), and Winners All International, Inc., a Delaware corporation ("WINA").

                                 RECITALS

          A. DWI is desirous of acquiring ownership of ROK for the purpose of facilitating the promotion, development, and marketing of Smith & Wesson trademarks.

          B. ROK has a certain Licensing Agreement dated March 1, 1996 ("Licensing Agreement"), between ROK and Smith & Wesson Corporation ("Smith & Wesson").

          C. Sack and the Estate (jointly hereinafter referred to as ROK Shareholders) desire to exchange their interests in ROK for shares of WINA.

          D. The Smith and Wesson Corporation has consented to the deemed transfer of the License Agreement which will occur upon the transfer of voting control of ROK to DWI.

          E. WINA, a publicly traded company, is the parent company of DWI, owning 99.953% percent of DWI common stock, and WINA is desirous of facilitating DWI's acquisition and ownership of ROK solely through the use of its common stock.

          The parties agree as follows:

1. Plan Reorganization. All of the issued and outstanding capital stock of ROK, consisting of 400 shares of common stock, with a par value of $10.00 per share, shall be acquired by DWI in exchange solely for shares of WINA, with a par value of $.01.

2. Exchange of Shares. DWI agrees that all of the outstanding shares of ROK, shall be exchanged for 1,2000,000 shares of common stock of WINA. Subject to approval of ROK shareholders and the opinion of counsel, such shares shall be issued to the respective stockholders of ROK or pursuant to their instructions at Closing.















3. Delivery of Shares. Subject to the approval of the ROK Shareholders, on the closing date, the ROK stockholders will deliver or instruct the appropriate escrow agent to deliver into escrow, certificates for the shares of ROK Shareholders duly endorsed with signatures guaranteed so as to make WINA the sole owner thereof, free and clear of all claims and encumbrances; and on such Closing Date delivery by the ROK Shareholders will be made if necessary to Clark and Scholnik for WINA or DWI at such place in or about Fort Lauderdale, Florida, or at such other place as may be determined by the parties.

4.     Employment Agreement for Laurence Sack.   DWI acknowledges that Sack
has an existing employment agreement with ROK dated March 15, 1996 and agrees that the terms of said employment agreement shall remain in effect after the Closing Date subject to the amendment of its terms and conditions as follows:

       (a) Section 2(a)(4) is deleted in its entirety and any references made to it in the remainder of the employment agreement are void.

       (b) Section 2(a)(5), including its subparts, is deleted in its entirety and any references made to it in the remainder of the employment agreement are void.

       (c) Section 2(h) is deleted in its entirety and any references made to it in the remainder of the employment agreement are void.

       (d) Section 3(a) is amended to permit Sack's "Base Salary" to be $96,000 per annum payable on a semi-monthly basis.

       (e)     The last sentence in Section  3(a) is deleted in its entirety.

       (f) Section 5 shall be deemed to apply to any stock which Sack received in exchange for his shares in ROK pursuant to this Agreement and DWI agrees to the purchase of Sack's shares pursuant thereto.

5. DWI Board of Directors. DWI agrees to undertake all appropriate action so that persons designated by ROK shareholders shall occupy two (2) positions on DWI's five (5) member Board of Directors, subject to approval of the designees by the Board of Directors of DWI, which shall not be unreasonably withheld. DWI hereby approves the nomination and appointment of Sack for one of the two positions on its Board of Directors. DWI, ROK and Sack agree that a person mutually agreed upon by the parties to this Agreement shall be hired as Chief Executive Officer of DWI.

















6. Loans. Upon the terms and conditions stated in this Section, DWI shall contribute funds to ROK.

       (a) Advances Prior to Acquisition Agreement. Prior to this Agreement being executed, DWI advanced and ROK acknowledges receipt of, loans amounting to two hundred and eighty thousand two hundred and ten dollars and sixty two cents ($280,210.62).

       (b) Advances Due and Agreed to Prior to Acquisition Agreement. Prior to this Agreement being executed, DWI obligated itself to provide advances for an additional one hundred and thirty one thousand one hundred and three dollars and sixty five cents ($131,103.65), more or less to ROK for ordinary operating expenses ("Advances"). DWI hereby agrees to make such Advances to ROK in a timely manner in accordance with ROK's cash flow needs represented by the Cash Requirements Report attached hereto as Schedule 1 and incorporated herein in full by this reference. Payment of the Advances described in Schedule 1 is a condition precedent to the Closing of this Agreement.

       (c) Additional Advances. After the Closing Date, DWI agrees to advance an additional amount to ROK, not to exceed $750,000.00 ("Additional Advances") in accordance with ROK's reasonable cash flow needs on a semi-monthly basis submitted to DWI, subject to the following requirements:

               (i) DWI agrees to advance three hundred thousand dollars ($300,000) within six (6) months after the Closing Date as a condition subsequent ("Condition Subsequent").

               (ii) In addition to the amount in Section 6(c) (i), DWI agrees to advance an additional four hundred and fifty thousand dollars ($450,000) within twelve (12) months after the Closing Date.

               These Additional Advances shall be made as necessary to supplement ROK's cash flow from operations in order to provide adequate and timely working capital for ROK's operations during the applicable period.

       (d) Harold Van Der Molen. ROK shall pay to HVM, the sum of twenty three thousand five hundred and sixty dollars ($23,560.00), prior to the Closing Date of this Agreement from funds received from DWI.





















7.     Guarantees.

       (a) The Estate of Timothy Van Der Molen. DWI acknowledges that ROK owes the Estate of Timothy Van Der Molen ("Estate") five hundred and seventy two thousand two hundred and forty eight dollars ($572,248) more or less for funds advanced to ROK during its startup period. DWI agrees to guarantee the payment and performance without the necessity of presentment or demand by the Estate, or ROK's obligation to the Estate, which is agreed by all parties to be as follows:

               (i) Repayment of thirty four thousand dollars ($34,000) prior to the Closing Date.

             		(ii)  	Payment of five hundred and thirty eight thousand two
hundred and forty eight dollars ($538,248) within twelve (12) months after the
Closing Date of the Agreement.

      	(b) Harold Van Der Molen. DWI acknowledges that ROK owes Harold Van Der Molen one hundred and seventy dollars ($108,670) more or less. DWI agrees to guarantee the payment and performance without the necessity of presentment or demand by HVM, or ROK's obligation to HVM which is agreed by all parties to be as follows: the repayment of twenty three thousand five hundred and sixty dollars ($23,560) pursuant to Section 6(d) and eighty five thousand one hundred and ten dollars ($85,110) within twelve (12) months after the Closing Date of this Agreement.

8.   	 Repayment of Advances.  Should this Agreement not close or be terminated from the nonfulfilment of a condition subsequent, ROK agrees to repay the advances described in Sections 6 and 7, in the manner set forth below:

	      (a)     Fixed Principal and Interest Payments.  ROK agrees to repay any and all advances in a three (3) year time period with a five (5) year amortization rate, payment to commence upon the mutual agreement between the parties.

	      (b)     Interest Rate Calculation.  The interest rate for advances shall be Prime plus one percent (1%), where Prime means the prime rate of interest, announced by Citicorp Bank, for loans to its commercial customers.  The date for calculation of the interest shall be the date of each advance made to or on behalf of ROK.




















	      (c)	    Contributions to ROK's Capital.  Except as provided hereinabove, after the Closing Date, as provided for herein, ROK shall have the obligation and DWI shall release ROK from any obligation to repay fifty percent (50%) of the advances described in Sections 6(a), 6(b), 6(d) and 7(a)(i).  The fifty percent shall be deemed as contributions to ROK's capital.

9. Representations of ROK Shareholders. ROK and the ROK Shareholders represent and warrants as follows:

       (a) That the shares shall be acquired by ROK stockholders for their own beneficial account as an investment.

       (b) As of the Closing Date the ROK Shareholders will be the sole owners of the shares of ROK appearing of record in their names; such shares will be free from claims, liens, or other encumbrances, except for the provisions of the Escrow Agreement between DWI and the TOK Shareholders, dated November 14, 1996.

       (c) The shares to be delivered by the ROK Shareholders to DWI constitute all the validly issued shares of ROK, fully paid and nonassessable.

       (d) The unaudited financial statements of ROK, as of December 31, 1996, which will be delivered to DWI prior to the Closing Date, are true and complete statements of the financial condition of ROK as reflected in such financial statements.

       (e) Since December 31, 1996 there have not been, and prior to the Closing Date there will not be, any material changes in the financial position of ROK as reflected in such financial statements.

       (f) ROK is not involved in any pending litigation or governmental investigation or proceeding not reflected in such financial statements or otherwise disclosed in writing to DWI and to the knowledge of ROK, no litigation or governmental investigation or proceeding is threatened against ROK, except for a judgement payable to Spurlock, Inc. in the amount of twenty four thousand dollars ($24,000.00) which judgement is to be paid by order of the court in payments of eight thousand dollars ($8,000.00) each due on July 1, August 1, and September 1, 1997.

       (g) As of the closing date, ROK will be in good standing as a Florida corporation.



















10. Representations of Acquiring Corporation. DWI, and WINA where appropriate, represents and warrants as follows:

       (a)	    As of the closing date, the WINA shares to be delivered to the
ROK Shareholders will constitute the valid and legally issued shares of WINA, fully paid and a nonassessable, and will be legally equivalent in all respects to the common stock of WINA issued and outstanding as of the date hereof.

       (b) The officers of DWI and WINA are duly authorized to execute this Agreement pursuant to authorization of their Boards of Directors, a certified copy of the resolution of which will be provided to ROK and the ROK Shareholders at Closing.

       (c) DWI's audited balance sheet as of December 31, 1996, is a true and complete statement, as of the date, of its financial condition, and its Statement of Earnings for the period ending December 31, 1996, a copy of which has been provided to ROK, fairly presents the results of its operation such period; there are no liabilities, either fixed or contingent, not reflected in such financial statements and no liens or other liabilities which, if disclosed, would alter substantially the financial condition of DWI as reflected in such financial statements.

       (d) Since December 31, 1996, there have not been, and prior to the closing date there will not be, any material changes in the financial position of DWI, except changes arising in the ordinary course of business.

       (e) DWI is not involved in any pending litigation or governmental investigation or proceeding not reflected in such financial statements or otherwise disclosed in writing to the ROK Shareholders involving federal securities laws.

       (f) WINA is not involved in any pending litigation or governmental investigation or proceeding not reflected in its most recent public filings involving federal securities laws.

       (g) As of the closing date, DWI and WINA will be in good standing as Florida and Delaware corporations respectively.

       (h)     The shares of ROK are being acquired by DWI as an investment.





















11.    Conditions of Closing.

       (a) The Closing Date herein referred to shall be on or prior to August 15, 1997, or such other date as the parties hereto may mutually agree upon.

       (b) All representations and covenants herein made shall survive the Closing.

       (c)     Closing of Escrow.

               (i) At the Closing, the ROK Shareholders shall designate, nominate, constitute, and instruct the Escrow Agent under that certain Escrow Agreement between DWI, ROK AND Clark & Scholnik date November 14, 1996 including any amendments thereto, to exchange and release the escrow property the subject matter thereof in accordance with the instructions of DWI and the ROK Shareholders set forth below. The escrow property consists of two certificates for 1,200,0000 shares of common stock of WINA, with one share certificate for 600,000 shares made out to the Estate of Timothy L. Van Der Molen, and four certificates totaling 400 shares of common stock of ROK with 200 shares in the name of Laurence Sack and 200 shares in the name of Tim Van Der Molen.

               (ii) The Escrow Agent shall be instructed to retain possession of the Escrow Property pursuant to satisfaction of the Condition Subsequent in Section 6(c)(i). After the Closing, the ROK Shareholders shall be deemed owners of the WINA shares held in escrow and, furthermore, WINA shall be deemed the owners of ROK's shares held in escrow.


               (iii)  Upon DWI's satisfaction of Section 6(c)(i), DWI and
ROK shall instruct the Escrow Agent to exchange the Escrow Property, whereas DWI will take possession of the four certificates amounting to 400 shares of common stock of ROK, and Laurence Sack and the Estate of Timothy L. Van Der Molen, respectfully, will take possession of the two certificates amounting to 1,200,000 shares of common stock of WINA, and close the escrow.

       (d) The payment by DWI as original obligor or guarantor of the sums in Sections 6(b), 6(d) and 7(a)(i) is a condition precedent to the Closing of this Agreement.

       (e) The obligations of DWI hereunder are not conditioned upon its obtaining a permit from any regulatory authority for the issuance of its common stock to ROK stockholders as hereinabove provided.

















       (f) The parties intend for this transaction to be a tax free reorganization under I.R.C. section 368(a)(1)B. However, the obligations of both ROK and DWI are not conditioned upon the receipt of a favorable tax ruling regarding the tax free character of the reorganization under I.R.C.
section 368(a)(1)B.

12.    Prohibited Acts.   ROK agrees not to do any of the following things
prior to the Closing Date, and subject to their approval, will cause the ROK Shareholders to agree that prior to the Closing Date they will not request or to the extent practicable, permit ROK to do any of the following thing:

       (a) Declare or pay any dividends or other distributions on its stock or purchase or redeem any of it stock; or purchase or redeem any of its stock;

       (b) Issue any stock or other securities increasing the total number of shares outstanding (in excess of 400 shares), including any right or option to purchase or otherwise acquire any of its stock, or issue any notes or other evidences of indebtedness not in the usual course of business;

       (c) Make capital expenditures or other commitments in excess of an aggregate of twenty five thousand dollars ($25,000) except with the consent of DWI.

14.    Termination of Agreement.

       (a) Prior to Closing. If any duties, obligations, covenants, agreements or conditions of the parties hereto, which are of material significance and contemplated by this Agreement to occur or to be performed before the Closing Date, shall have not taken place before that date, or if the conditions precedent, contemplated by this Agreement to be satisfied before the Closing Date, shall not have been satisfied or waived by the proper party before that date, this Agreement shall be terminated and of no further force or effect, and the parties shall be relieved of all obligations under the terms of this Agreement.

       (b) After the Closing Date. If DWI's obligation under Section 6(c)(i) is not timely performed or satisfied in accordance with that Section 6(c)(i), or waived by the proper party, this Agreement shall be terminated and of no further force or effect, and the parties shall be relieved of all further obligations under the terms of this Agreement.



















       (c) Return of Documents Upon Termination. In the event of the termination of this Agreement, the parties shall bear their own expenses incurred pursuant to this Agreement, and each of the parties shall return all documents, instruments, and commercial paper transferred pursuant to the terms of this Agreement, unless otherwise provided in this Agreement or as mutually agreed between the respective parties to this Agreement, to the owner of, or the party who originally submitted, such documents, instruments, or commercial paper.

15. Post Closing Corporate Structure. The parties agree that ROK shall be maintained as and operated as a wholly owned subsidiary of DWI for a thirteen month period following the Closing of this Agreement, and that no action shall be taken to merge, consolidate, liquidate, dissolve or in any other manner, transfer any of ROK's business assets and operations, including but not limited to the License Agreement to any other entity or person, or to terminate ROK's charter as a separate legal entity, unless mutually agreed by the parties.

16. Delivery of Records. The Stockholders agree that on or before the Closing Date they will cause to be delivered to DWI such corporate records or other documents of ROK as DWI may reasonably request.

17. Assignment. This Agreement may not be assigned by any party without the written consents of the other party hereto.

18. Notices. Any notice which any of the parties hereto may desire to serve upon any of the other parties hereto shall be deemed duly made if in writing and delivered in person, by facsimile or regular mail, postage prepaid to the following addresses or such other address which is provided to the parties hereto in accordance with this paragraph.

     Designer Wear, Inc.                  ROK International, Inc.
     Michael T. Adams, Vice President     Laurence Sack-President
     3745 Sheridan Street, Suite 301      600 NW 44th Street. #2H
     Hollywood, FL 33021                  Fort Lauderdale, Florida 33309

     Estate of Timothy Van Der Molen      Harold Van Der Molen
     121 West Farnham                     121 West Farnham
     Wheaton, Illinois 60187              Wheaton, Illinois 60187

     Laurence Sack                        Winners All International, Inc.
     1761 NW 97th Avenue                  Edgar M. Reynolds - President
     Plantation, FL 33322                 3475 Sheridan Street, Suite 301
                                          Hollywood, FL 33021













19. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

20. Entire Agreement. This Agreement contains the entire understanding between and among the parties hereto and specifically supersedes the Restated Letter of Intent dated December 20, 1996, Escrow Agreement dated November 14, 1996 and Joint Venture Financing Agreement dated December 20, 1996 and any prior understandings and agreements among them respecting the subject matter of this Agreement.

21. Captions. The headings of the Sections of this Agreement are for reference only and shall not constitute a part hereof.

22. Savings Clause. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

23. Attorney Fees. In the event a suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorney's fees to be fixed by the trial court, and /or appellate court.

24. Time is of the Essence. Time is of the essence with regard to each party's performance of their obligations and duties under this Agreement.

25. Waiver as Effecting Future Performance. No waiver of any breach of this Agreement shall be held to be a waiver of any other or subsequent breach. All remedies afforded in this Agreement shall be taken and construed as cumulative, that is, in addition to every other remedy provided herein or by law.

26. Successors. This Agreement shall be binding upon and inure to the benefit of the parties their successors, and assigns.

27. Arbitration. Any disputes or controversies arising under this Agreement shall be determined by a board or arbitration composed of qualified arbitrators sitting in Broward County, Florida, selected as mutually agreed by the parties to this Agreement, and such dispute or controversy shall be judged pursuant to the rules and procedures of the arbitration board of the American Association of Arbitrators, and the findings of such board shall be final and binding on all parties to this Agreement. The arbitrators sitting in any arbitration arising under and pursuant to this Agreement shall not have the authority or power to modify or alter any express condition or provision of this Agreement or to render an award that by its terms has the effect of altering or modifying any express condition provision of this Agreement.















28. Facsimile Signature. A facsimile signature shall be treated as an original signature and is valid and binding under the law.

     Executed in multiple counterparts, each of which shall be deemed a duplicate original, as of the date first above written.

Attest:                           DESIGNER WEAR, INC.

/s/ Doris Nigro                   by /s/ Michael T. Adams
------------------------          --------------------------
Witness:                             Michael T. Adams, Vice President

Attest:                           ROK INTERNATIONAL, INC.

/s/ Doris Nigro                   by /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack, President

Attest:                           ESTATE OF TIMOTHY VAN DER MOLEN

/s/ Harold Van Der Molen          by /s/ Eunice Van Der Molen
------------------------             ----------------------------
Witness:                             Eunice Van Der Molen, Executrix

Attest:                           HAROLD VAN DER MOLEN

/s/ Eunice Van Der Molen          by /s/ Harold Van Der Molen
------------------------             ----------------------------
Witness:                             Harold Van Der Molen

Attest:                           LAURENCE SACK

/s/ Doris Nigro                   by /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack

Attest:                           WINNERS ALL INTERNATIONAL, INC.

/s/ Doris Nigro                   by /s/ Edgar M. Reynolds
------------------------             ----------------------------
Witness:                             Edgar M. Reynolds, President



















SCHEDULE 1

(Listing of Bills Owed - Omitted for Immateriality Reasons)

























































                                  EXHIBIT 4
                                  ---------

                              AMENDMENT TO THE
                            ACQUISITION AGREEMENT
                             DATED JULY 18, 1997

     THIS AMENDMENT, by and between Designer Wear, Inc. ("DWI"), ROK International, Inc. ("ROK"), the Estate of Timothy Van Der Molen ("Estate"), Harold Van Der Molen ("HVM"), Laurence Sack ("Sack"), and Winners All International, Inc. ("WINA"), shall be as follows:

     1.     Section 4(g) is hereby added to this Agreement thereby creating
Section 3 b) (1) in the Employment Agreement of Sack whereby:

            "(i)     Employee shall receive a bonus for license and/or
sublicense agreements negotiated and executed for or on behalf of ROK by Employee. The bonus shall be one half percent (1/2 %) of the net proceeds received from royalties, fees, and/or commissions."

     2.     Section 6(b) is amended, in its entirety, whereby:

          		"(b)    Advances Due.  Prior to this Agreement being executed, DWI was obligated to provide advances for an additional one hundred and thirty-one thousand, one hundred and three dollars and sixty-five cents ($131,103.65), more or less, to ROK for ordinary operating expenses, and subsequently became obligated to provide advances for an additional eighteen thousand eight hundred and ninety six dollars and thirty five cents ($18,896.35)
("Advances").  DWI hereby agrees to make such advances according to the following payment schedule listed below to ROK:

                    (i) Payment of fifty thousand dollars ($50,000) on or before September 12, 1997;

                    (ii) Payment of twenty five thousand dollars ($25,000) on or before September 19, 1997; and

                    (iii) Payment of seventy five thousand dollars ($75,000) on or before October 20, 1997."





















     3.     Section 6(c)(i) is amended, in its entirety, whereby:

            "(i)     DWI agrees to advance three hundred thousand dollars
($300,000) by December 31, 1997 as a condition subsequent ("condition Subsequent"). The closing of the escrow shall take place upon the satisfaction of this Condition Subsequent pursuant to Section 11(c)(iii)."

     4.     Section 6(d) is amended, in its entirety, whereby:

            "(d)     Harold Van Der Molen.  ROK shall pay to HVM, one hundred
and fifteen thousand dollars ($115,000) more or less, from the funds received from DWI under Section (6)(c)(i), as amended."

     5.     Section 6(e) is hereby added whereby:

            "(e)     The Estate of Timothy Van Der Molen.  ROK shall pay to
the Estate, thirty four thousand six hundred and fifty dollars ($34,650) from the funds received from DWI under Section 6, as amended."

     6.     Section 7(a)(i) is amended, in its entirety, whereby:

            "(i)     Repayment of thirty four thousand six hundred and fifty
dollars ($34,650) pursuant to Section 6(e) of this Amendment."

     7.     Section 8(a)(ii) is amended, in its entirety, whereby:

            "(ii)    Payment of five hundred thirty seven thousand five
hundred and ninety eight dollars ($537,598) within twelve months after the Closing Date of this Agreement."

     8.     Section 7(b) is amended, in its entirety, whereby:

            "(b)     DWI acknowledges that ROK owes Harold Van Der Molen one
hundred and fifteen thousand dollars ($115,000), more or less. DWI agrees to guarantee the payment and performance without the necessity of presentment or demand by HVM, of ROK's obligation to HVM, pursuant to Section 6(d), as amended."

     9.     Section 11(a) is amended, in its entirety, whereby:

            "(a)     The Closing Date hereby referred to shall be on or prior
to October 20, 1997, or such other date as the parties hereto may mutually agree upon."
















     10. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Amendment, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

     11. A facsimile signature shall be treated as an original signature and is valid and binding under the law.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the day and year first written above.

Attest:                           DESIGNER WEAR, INC.

/s/ Samuel J. Simon               By /s/ Michael T. Adams
------------------------          --------------------------
Witness:                             Michael T. Adams, Vice President

Attest:                           ROK INTERNATIONAL, INC.

/s/ Samuel J. Simon               By /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack, President

Attest:                           ESTATE OF TIMOTHY VAN DER MOLEN

/s/ Everat Van Der Molen          By /s/ Eunice Van Der Molen
------------------------             ----------------------------
Witness:                             Eunice Van Der Molen, Executrix

Attest:                           HAROLD VAN DER MOLEN

/s/ Everat Van Der Molen          By /s/ Harold Van Der Molen
------------------------             ----------------------------
Witness:                             Harold Van Der Molen

Attest:                           LAURENCE SACK

/s/ Samuel J. Simon               By /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack

Attest:                           WINNERS ALL INTERNATIONAL, INC.

/s/ Michael T. Adams              By /s/ Edgar M. Reynolds
------------------------             ----------------------------
Witness:                             Edgar M. Reynolds, President
















                                  EXHIBIT 5
                                  ---------

                           SECOND AMENDMENT TO THE
                            ACQUISITION AGREEMENT
                             DATED JULY 18, 1997

     THIS SECOND AMENDMENT, by and between Designer Wear, Inc. ("DWI"), ROK International, Inc. ("ROK"), the Estate of Timothy Van Der Molen ("Estate"), the Estate of Harold Van Der Molen ("HVM"), Laurence Sack ("Sack"), and Winners All International, Inc. ("WINA"), shall be as follows:

     1.     Section 4(g) is hereby added to this Agreement thereby creating
Section 3 b) (1) in the Employment Agreement of Sack whereby:

            "(i)     Employee shall receive a bonus for license and/or
sublicense agreement negotiated and executed for or on behalf of ROK by Employee. The bonus shall be one half percent (1/2 %) of the net proceeds received from royalties, fees, and/or commissions."

     2. Section 6(a) is amended to reflect advances of three hundred and forty three thousand eight hundred and one dollars and thirteen cents ($343,801.13).

     3.     Section 6(b) is amended, in its entirety, whereby:

            "(b)     After the Closing Date, DWI agrees to advance an additional amount to ROK, not to exceed eight hundred and seventy seven thousand six hundred and fifty four dollars and seventy seven cents ($877,654.77) ("Additional Advances") in accordance with ROK's reasonable cash flow needs on a semi-monthly basis submitted to DWI, subject to the following requirements:

                     (i) DWI agrees to advance eighty thousand dollars ($80,000.00) to ROK no later than October 22, 1997, as a condition subsequent ("condition Subsequent").

                     (ii) DWI agrees to advance three hundred and forty seventh thousand six hundred and fifty four dollars and seventy seven cents ($347,654.77) to ROK no later than December 31, 1997, as a Condition Subsequent.

                     (iii) In addition to the amounts set forth above in sections 6(b)(i) and (ii), DWI agrees to advance an additional four hundred and fifty thousand dollars (450,000.00) to ROK within twelve months after the Closing Date."















     4.     Section 6(c) is amended, in its entirety, whereby:

            "(c)     The Estate of Harold Van Der Molen.  ROK shall pay to
HVM, one hundred and fifteen thousand dollars ($115,000.00) more or less, from the funds received from DWI under Section 6, as amended."

     5.     Section 6(d) is amended, in its entirety, whereby:

            "(d)     The Estate of Timothy Van Der Molen.  ROK shall pay to
the Estate, thirty four thousand six hundred and fifty dollars ($34,650.00) from the funds received from DWI under Section 6, as amended."

     6.     Section 6(e), as amended, is hereby deleted in its entirety.

     7.     Section 7(a)(i) is amended, in its entirety, whereby:

            "(i)     Repayment of thirty four thousand six hundred and fifty
dollars ($34,650.00) pursuant to Section 6(d) of this Amendment."

     8.     Section 7(a)(ii) is amended, in its entirety, whereby:

            "(ii)    Payment of five hundred thirty seven thousand five
hundred and ninety eight dollars ($537,598.00) within twelve months after the Closing Date of this Agreement."

     9.     Section 7 (b) is amended, in its entirety, whereby:

            "(b)     DWI acknowledges that ROK owes Harold Van Der Molen one
hundred and fifteen thousand \dollars ($ll5,000.00), more or less. DWI agrees to guarantee the payment and performance without the necessity of presentment or demand by HVM, of ROK's obligation to HVM, pursuant to Section 6(c), as amended."

     10.    Section 11(a) is amended, in its entirety, whereby:

            "(a)     The Closing Date hereby referred to shall be on or prior
to October 8, 1997, or such other date as the parties hereto may mutually agree upon."






















     11.    Section 11(c)(ii) is amended, in its entirety, whereby:

            "(c)(ii)     Upon the Closing of this Agreement, the Escrow Agent
shall be instructed by DWI and ROK to exchange the Escrow Property, whereas DWI will be the beneficial owner of the four certificates amounting to 400 shares of common stock of ROK, and Laurence Sack and the Estate of Timothy L. Van Der Molen, respectfully, will be the beneficial owners of the two certificates amounting to 1,200,000 shares of common stock of WINA. Upon satisfaction of the Conditions Subsequent of this Agreement, as amended, the Escrow Agent will be instructed to deliver the shares to the respective parties and close the escrow."

     12.    Section 11(d) is hereby deleted in its entirety.

     13.    Section 14(b) is amended, in its entirety, whereby:

            "(b)     Condition Subsequent.  If DWI's obligations under
Sections 6(b)(i) and 6(b)(ii) are not timely performed or satisfied in accordance with their express terms, or modified or waived by the property party, this Agreement shall be terminated and of no further force or effect, and the parties shall be relieved of all further obligations under the terms of this Agreement."

     14.    Section 14(c) is amended, in its entirety, whereby:

            "(c)     Procedure Upon Termination.  Upon termination of this
Agreement, amended, the parties shall bear their own expenses incurred pursuant to this Agreement, and each of the parties shall take whatever further actions are required to effect such termination, including, but not limited to, instructing the Escrow Agent to return the shares in escrow to each of the respective parties, and returning all documents, instruments, and commercial paper transferred pursuant to the terms of this Agreement, unless otherwise provided in this Agreement or as mutually agreed between the respective parties to this Agreement, to the owner of, or the party who originally submitted, such documents, instruments, or commercial paper."

     15. Separability. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Amendment, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

     16. Facsimile Signature. A facsimile signature shall be treated as an original for the purposes of execution of this Agreement and is valid and binding under the law.















     IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the day and year first written above.

Attest:                           DESIGNER WEAR, INC.

/ /                               By /s/ Michael T. Adams
------------------------          --------------------------
Witness:                             Michael T. Adams, Vice President

Attest:                           ROK INTERNATIONAL, INC.

/ /                               By /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack, President

Attest:                           ESTATE OF TIMOTHY VAN DER MOLEN

/ /                               By /s/ Eunice Van Der Molen
------------------------             ----------------------------
Witness:                             Eunice Van Der Molen, Executrix

Attest:                           ESTATE OF HAROLD VAN DER MOLEN

/ /                               By /s/ Eunice Van Der Molen
------------------------             ----------------------------
Witness:                             Eunice Van Der Molen, Nominated Executrix

Attest:                           LAURENCE SACK

/ /                               By /s/ Laurence Sack
------------------------             ----------------------------
Witness:                             Laurence Sack

Attest:                           WINNERS ALL INTERNATIONAL, INC.

/ /                               By /s/ Howard Weiser
------------------------             ----------------------------
Witness:                             Howard Weiser, President






















                                  EXHIBIT 6
                                  ---------

                           THIRD AMENDMENT TO THE
                            ACQUISITION AGREEMENT
                             DATED JULY 18, 1997

     THIS THIRD AMENDMENT, by and between Designer Wear, Inc. ("DWI"), ROK International, Inc. ("ROK"), the Estate of Timothy Van Der Molen ("Estate"), THE Estate of Harold Van Der Molen ("HVM"), Eunice Van Der Molen ("EVM"), Laurence Sack ("Sack"), and Winners All International, Inc. ("WINA"), shall be as follows:

                                  PREAMBLE

     WHEREAS, the undersigned parties and represenative of parties entered into an Acquisition Agreement, dated July 18, 1997 ("Agreement"), pursuant to which DWI was to acquire ROK as its wholly-owned subsidiary, and amended such Agreement in written amendments on September 5, 1997 and October 7, 1997, and

     WHEREAS, the Closing Date under such Agreement, as amended, was October 8, 1997, and

     WHEREAS, all parties acknowledge that the closing was deemed by them to have occurred on October 8, 1997, and that the conditions subsequent to the closing, as specified in the Agreement, as amended, have now been fully satisfied; and

     WHEREAS, the parties desire to amend such portions of the Agreement as survived the closing and have continuing force and effect, and to make provision for release of the stock shares held in escrow in accordance with the terms of the Agreement, as amended; it is hereby

     AGREED AND STIPULATED, by and between the undersigned, as follows:

     1.     The parties acknowledge a scriverner's error in the drafting of
Section 3 of the Agreement, as supported by the terms set forth in Recitals A, D and E, Sections 1, 10(h), 11(c)(iii), and 11(f), and therefore, the parties hereby agree to substitute "DWI": in place of "WINA" in the first sentence of
Section 3 and to take such further actions as necessary to effectuate said correction, including but not limited to notification to the escrow agent, prior to the certificates of the ROK shareholders being held in escrow being released pursuant to Section 11(e)(ii) of this Amendment.

















     2. Section 4(d) is hereby amended, in its entirety, and shall read as follows:

            "Section 3(a) is amended to permit SACK's "Base Salary" to be $80,000.00 per annum, effective January 1, 1998 and subject to review at the end of the 1998 calendar year, payable on a semi-monthly basis."

     3. Section 6 is hereby amended, in its entirety, and shall read as follows:

            "6.     Financial Requirements.  Upon the terms and conditions
described in this section, DWI and ROK agree as hereinafter provided.

                   (a) Working Capital. DWI agrees to use its best efforts in supporting ROK's minimum operating capital needs, as necessary, for a period of one year ROK acknowledges that no other financial obligations are required by DWI, except as provided in this Section 6(a).

                   (b) Loans. As of the date of this Amendment, DWI advanced and ROK acknowledges receipt of, loans amounting to four hundred seventy nine thousand three hundred and ten dollars and ninety eight cents ($479,310.98), which ROK is obligated to repay to DWI, subject to and in accordance with the provisions of Section 6.

                   (c) Capital Contributions. DWI agrees to make a capital contribution to ROK by canceling and releasing ROK from any further obligation of repayment for one hundred and forty three thousand six hundred and fifty two dollars ($143,652.00) of the Loans advanced to ROK under Section 6(b).

                   (d) Repayment of Loans. ROK agrees to repay the Loans advanced under Section 6(a) and any and all future loans from DWI, in a five
(5) year period with a five year amortization rate, with payment to commence upon the mutual agreement of the parties.

                   (e) Interest Rate Calculation. The interest rate for advances shall be rime plus one percent (1%), where Prime means the prime rate of interest, announced by Citicorp Bank, for loans to its commercial customers. The date for calculation of the interest shall be the date of each advance made to or on behalf of ROK."




















     4. Section 7 is hereby amended, in its entirety, and shall read as follows.

            "7.     Conversion of Debt for Equity.  Upon the terms and
conditions described in this section, the parties agree as hereinafter provided.

                    (a) The Estate of Timothy Van Der Molen. As of the date of this Amendment, DWI acknowledges that ROK owes TVM four hundred seventy two thousand two hundred and forty seven dollars and fifty seven cents ($472,274.57) more or less for funds advanced to ROK during its start-up period. Further, DWI acknowledges that ROK is obligated to repay said amount to TVM and DWI is a guarantor of ROK's obligation under this Agreement.

                    (b) The Estate of Harold Van Der Molen. As of the date of this Amendment, DWI acknowledges that ROK owes HVM one Hundred fifteen Thousand five hundred and eight dollars ($115,580.00) more or less for funds advanced to ROK. Further, DWI acknowledges that ROK is obligated to repay said amount to HVM and DWI is a guarantor of ROK's obligation under this Agreement.

                    (c) Eunice Van Der Molen. As of the date of this Amendment, DWI acknowledges that ROK owes EVM twenty thousand and thirty dollars ($20,030.00) more or less for funds advanced to ROK. Further, DWI acknowledges that ROK is obligated to repay said amount to HVM and DWI is a guarantor of ROK's obligation under this Agreement.

                    (d) Conversion of Debt. TVM, HVM and EVM agree to cancel repayment of the amounts owed in Sections 7(a), 7(b) and 7(c) by ROK and release DWI as guarantor under Sections 7(a) and 7(b), in exchange for six hundred thousand (600,000) shares of restriced common stock ("Securities") of WINA. The Securities in this provision are separate, apart and additional to the escrow property described in Section 11(c)(i).

                    (e) Acknowledgement. TVM, HVM and EVM have had access to information concerning WINA in order to make a proper evaluation of this investment. In making the decision to purchase the Securities pursuant to
Section 7(d), TVM, HVM and EVM and their advisors, if any, have relied solely upon their own independent investigations, and fully understand that there are no guarantees, assurances or promises in connection with any investment hereunder and understand that the particular tax consequences arising from this investment in WINA will depend upon the individual circumstances. TVM, HVM and EVM further understand that no opinion is being given as to any securities matters involved in this transaction.














                    (f) Securities. TVM, HVM and EVM understand and agree that stop transfer instructions relating to the Securities will be placed in WINA's stock transfer ledger, and that the certificates evidencing the securities sold will bear legends in substantially the following form:

                    "The securities represented by this Certificate have not been registered under the Securities Act of 1933
                    (the "Act"), as amended, and are "restricted securities" as that term is defined in Rule 144, section (a)(3) under the Act. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Issuer."

                    (g) Distribution of Shares. The Securities in Section 7(d) shall be distributed on a proportionate basis in relation to the individual debt of each respective party pursuant to Sections 7(a), 7(b) and 7(c). The Securities shall be issued within thirty (30) days from the date of execution of this Amendment."

     5.     Section 8 is hereby deleted in its entirety.

     6.     Section 9(h) is hereby added and shall read as follows:

                    "(h)     As of the execution of this Amendment, ROK, SACK,
TVM, and HVM acknowledge waiving the Section 14(b) requirement and any notice provided to DWI pursuant to Section 14(b), was of no force or effect and rescinded."

     7. Section 11(c)(ii) is hereby amended, in its entirety, and shall read as follows:

                    "(ii)     Instructions to Escrow Agent.  Upon the
execution of this Amendment, the Escrow Agent shall be instructed by DWI and ROK to release the Escrow Property to each respective party and close the escrow."

     8.     Section 14(b) is hereby waived by ROK, SACK, TVM, and HVM.

     All other provisions of the Agreement, as amended, not amended herein, remain in full force and effect.
















     If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Amendment, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

DESIGNER WEAR, INC.                    ROK INTERNATIONAL, INC.


By /s/ Samuel J. Simon                 By /s/ Laurence Sack
   ----------------------------           -------------------------------
   Samuel J. Simon, President          Laurence Sack, President

ESTATE OF TIMOTHY VAN DER MOLEN        ESTATE OF HAROLD VAN DER MOLEN


By /s/ Eunice Van Der Molen            By /s/ Eunice Van Der Molen
   -------------------------------        -------------------------------
   Eunice Van Der Molen, Executrix        Eunice Van Der Molen, Executrix

EUNICE VAN DER MOLEN                   LAURENCE SACK


By /s/ Eunice Van Der Molen            By /s/ Laurence Sack
   -------------------------------        ----------------------------
   Eunice Van Der Molen                   Laurence Sack

WINNERS ALL INTERNATIONAL, INC.

By /s/ Howard Weiser
----------------------------------
Howard Weiser, President






























                                  EXHIBIT 7
                                  ---------

                             SMITH & WESSON CORP.
                         TRADEMARK LICENSE AGREEMENT


     This Agreement is effective as of March 1, 1996, by and between SMITH & WESSON CORPORAITON, a Delaware Corporation with its principal office at 2100 Roosevelt Avenue, Springfield, Massachusetts 01102-2208 (hereinafter called
 "Licensor"), and ROK INTERNATIONAL, INC., a Corporation, having its principal office at 600 N W 44th Street, Suite 2H, Fort Lauderdale, Florida 33309 (hereinafter called "Licensee"). In consideration of the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Licensor and Licensee, the parties agree as follows:

1. Definitions: As used in this Agreement, the following terms shall have the following meanings.

          a. "Marks" shall mean those trademarks and service marks identified in Exhibit A, attached hereto, and all of Licensor's rights in such Marks including, without limitation, common law rights, and registrations and applications for registration of any such Marks in any state, federal, or other jurisdiction.

          b. "Licensed Articles" shall mean the articles of merchandise listed in Exhibit B, attached hereto, and marked with one or more of the Marks.

          c. "Net Sales Price" shall be the invoiced price at which Licensed Articles are sold by Licensee, less any sales tax, and less any credits for returns actually made or allowed, provided that such returns relate to sales which were previously included in royalty calculations under this Agreement. The Net Sales Price on account of sales, giveaways, promotions, or other transactions, without charge or at discounted prices, and sales to any person directly or indirectly related to or affiliated with Licensee shall be computed based on regular selling prices to the trade. There shall be no deduction from the Net Sales Price on which royalties are due hereunder for uncollectable accounts, advertising expenses, or other expenses of any kind except those specifically identified in this Section.



















          d. "Territory" is the geographic area identified in Section 2(a) of this Agreement.

          e. "Minimum Guaranteed Royalties" shall have the meaning set forth in Section 3(d) of this Agreement.

          f. "Contract Year" and "First Contract Year" shall have the meanings given those respective terms set for in Section 2(b) of this Agreement.

2.     Grant of License, Term Licensee's Duties

          a. The Licensor hereby grants to Licensee the rights to license the Marks for the manufacture, importation, and distribution of product described in Exhibit B, on a worldwide basis. Licensee shall not use, or permit the use of, the Marks on any other product or for any service, except as specifically provided in this Agreement. Licensee shall take all steps and timely notify Licensor of all steps as shall be necessary to protect Licensor's trademark rights in such marks, and assure Licensor's exclusive ownership, in such jurisdiction.

          b. The term of this Agreement shall be for 3 years, 9 months, commencing March 1, 1996, and ending December 31, 2000, at midnight Eastern Standard Time, unless sooner terminated. Each period from January 1, through December 31 during the term hereof is hereinafter referred to as a "Contract Year", with the exception of the "First Contract Year", which shall be for the period from the date hereof through December 31, 1996. This Agreement shall be automatically extended for successive one-year periods unless Licensor or Licensee gives the other party written notice of its intention not to extend this Agreement, at least 90 days prior to the expiration date of the Agreement or any extension thereof. A party's determination not to extend this Agreement may only be effected with good cause.

          c. Licensee shall use its best efforts to promote the sale of Licensed Articles in the Territory and shall maintain facilities and trained personnel sufficient and adequate to accomplish Licensee'' obligations hereunder.

          d. Except as may be specifically provided in this Agreement, nothing in this Agreement shall be construed to prevent Licensor from using, or granting exclusive or nonexclusive licenses to any other persons to use, any of the Marks, in connection with any goods or services.

















3.     Royalties and Payment Minimum Guaranteed Royalties, Reporting.

          a. Licensee shall pay Licensor a royalty equal to 5% percent of the Net Sales Price of all Licensed Articles sold or otherwise distributed by Licensee during or after the term of this Agreement. Licensee shall pay licensor a royalty equal to (50%) fifty percent of gross royalty proceeds from sublicensing agreements entered into with the consent of licensor.

          b. On or before the fifteenth day of the first month of each calendar quarter, Licensee shall furnish to Licensor full and accurate statements, certified by the Chief Financial Officer of Licensee, showing the number, description and total Net Sales Prices of the Licensed Articles sold or otherwise distributed by Licensee during the preceding calendar quarter. Licensee shall, simultaneously with such statements, pay to Licensor the royalties due thereon. On or before the fifteenth day of the third month following the end of each Contract Year, Licensee shall furnish to Licensor a statement certified by the Chief Financial Officer of Licensee showing total sales of Licensed Articles, royalties due and royalties paid, for the preceding Contract Year. If such statement discloses that the amount of royalties paid during any period to which such statement relates were less than the amount required to be paid, Licensee shall pay such deficiency concurrently with the delivery of the statement.

          c. For purposes of this Agreement, a Licensed Article shall be considered sold when such Article has been shipped, distributed, paid for, billed or invoiced, whichever first occurs.

          d. The Minimum Guaranteed Royalty of the first contract year will be waived. Thereafter for each Contract Year during which this Agreement is in effect, the Minimum Guaranteed Royalty for such Contract Year Shall be negotiated based on the previous year's performance.

          e. Any delinquent amounts under this Agreement shall bear simple interest at the rate of 1.5 percent per month, or if lower, the highest rate permitted by law, from the due date thereof until paid.

























4.     Protection of Marks

          a. Licensee acknowledges Licensor's exclusive right, title and interest in and to the Marks, both at common law and under other applicable laws, and will not, either directly or indirectly, at any time, do anything to discredit any part of such right, title, or interest or challenge the validity of this License. Licensee agrees that its use of the Marks will inure entirely to the benefit of Licensor. Licensee shall assist Licensor, to the extent necessary, upon request by Licensor, in the procurement of any
protection of Licensor's rights in the Marks.   Upon Licensor's request from
time to time, Licensee shall provide Licensor with six specimen's of any Mark used on Licensed Articles and whatever other documentation or information may be requested by Licensor for the registration of any Mark in any category into which the Licensed Articles fall.

          b. Licensee shall use the Marks only in the form and manner and with appropriate legends as prescribed from time to time by Licensor, and shall not use any other trademark or service mark in combination with any Mark without prior written approval of Licensor. In any written materials, such as the packaging, advertising materials, catalogs, brochures, and the like associated with the Licensed Articles, in addition to the "R" or "tm" symbol displayed adjacent to the Mark, as appropriate, Licensee shall use the following notice at least once in each such document: "Licensed Trademark of Smith & Wesson Corp."

          c. Licensee recognizes that the SMITH & WESSON name and associated marks are world famous and that, even if not registered in any country, the unauthorized use thereof would seriously dilute the distinctiveness of such name and the Marks.

          d. Licensee shall immediately notify Licensor in writing of any infringements or imitations by other persons of any Mark, of which Licensee becomes aware. Licensor shall have the sole right to determine whether or not any action shall be taken on account of such infringements or imitations. Licensee shall not institute any suit or take any action on account of any such infringements or imitations without first obtaining the written consent of Licensor to do so.
























5.     Assignment of Marks

          If Licensee shall acquire any rights in the marks in any country, Licensee shall notify Licensor and immediately assign such right to Licensor. Licensee shall not permit any other person to sue any of the Marks without Licensor's prior written consent, and shall cause any manufacturer or other person involved in the production, promotion or sale of Licensed Articles to agree to assign to Licensor any rights in any Mark acquired by such manufacturer or other person.

6.     Indemnification

          a. Licensee shall at all times, and to the fullest extent permitted by law, indemnify and hold harmless Licensor and its successors, assigns, franchisees, subsidiaries, affiliates, licensing agents and distributors, and the directors, officers, agents, and employees of each of the foregoing entities, from and against any and all damages, demands, claims, suits, actions, investigations, charges, costs and expenses including, without limitation, attorneys' fees and court costs, settlement amounts, judgments, compensation for damage to Licensor's reputation, and any losses of any nature, which arise out of or are based upon any of the following:

               (1) Any actual or alleged design defect, manufacturing defect, failure to warn or instruct, breach of warranty, negligence, strict liability in tort or any other product liability legal theory associated with the Licensed Articles;

               (2) The infringement, alleged infringement or any other violation or alleged violation of any patent, trademark or copy right rights or other proprietary rights owned or controlled by third parties by reason of the manufacture, use, advertising, sale or distribution of the Licensed Articles except for trademark actions arising out of Licensee's approved use of the Marks;

               (3) The violation, or alleged violation, of any federal, state or local law, regulation, ruling, standard or directive or of any industry standard with respect to the Licensed Articles;

               (4) Licensee's breach of any warranty, representation, agreement or obligation hereunder; or,

               (5) Any other acts or omissions of Licensee, or its agents, servants or contractors with respect to the manufacture, promotion or sale of Licensed Articles.


























          b. Licensee shall promptly give Licensor notice of any action, suit, proceeding, claim demand, inquire or investigation relating to the Marks or the Licensed Articles. Licensor may at its sole option, elect to undertake the defense of any such action, suit, proceeding, claim, demand, inquiry or investigation, provided that such an undertaking by Licensor shall not diminish Licensee's obligation hereunder to indemnify Licensor and to hold it harmless. Licensor may, at any time and without notice, order or consent to a recall, the making of refunds or settlements, or the giving of notice to consumers or similar remedies with respect to the Licensed Articles. All losses and expenses incurred under this Section shall be chargeable to Licensee pursuant to its obligations of indemnity under this Section, regardless of any actions, activity or defense undertaken by Licensor or Licensee or the subsequent success or failure of such actions, activity or defense.

          c. Licensor assumes no liability whatsoever for the acts and omissions of Licensee, or any of those with whom Licensee may contract for the manufacture, distribution or sale of Licensed Articles, notwithstanding any prior consent by Licensor to such contract.

7.     Insurance

          Licensee shall maintain, throughout the term of this Agreement, at its own expense, liability insurance, from an insurance company, with such liability coverage's and limits, as are acceptable to Licensor. Such policies shall name Licensor as an additional insured and shall provide that Licensor shall receive at least 30 days prior written notice of intent to cancel, alter or amend such policy. Licensee shall provide Licensor upon execution of this Agreement and upon Licensor's request from time to time thereafter, with certificates or other evidence of insurance required by this Section.
Licensee shall keep all insurance coverage's required by this Agreement in full force and effect for a period of three years after the termination of this Agreement.

















8.     Quality of Licensed Articles

          a. Licensee agrees, and represents and warrants to Licensor, that all Licensed Articles shall be state-of-the-art, of high safety and structural standards, of such style, appearance, quality and consistency as shall be suitable for distribution and satisfactory for consumer usage, and otherwise merchantable and fit for the purposes for which they are intended to be used. At least 30 days before manufacturing, and again before distributing or selling any licensed Article, and upon Licensor's request from time to time, Licensee shall submit to Licensor, for its written approval of the Mark usage, samples of each Licensed Article is to be marketed or sold. The number of samples to be furnished by Licensee shall be such reasonable number as Licensor may from time to time request. All samples shall be provided without charge to Licensor. No Licensed Article shall be distributed or sold pursuant to this Agreement until Licensee has obtained Licensor's written approval of the samples submitted.

          b. All Licensed Articles shall be of the same quality and workmanship as the approved sample, and in the manufacture thereof, Licensee shall cause to be used state-of-the-art manufacturing processes, techniques and quality control procedures in order to ensure that the Licensed Articles will consistently comply with the highest product quality standards. Under no circumstances shall Licensee sell, distribute, give away or otherwise deal in Licensed Articles that are seconds, that bear a distortion of the Marks or that do not comply with this Agreement.

          c. Licensor has a clear policy of meeting our customers' needs and expectations. We must insist that this policy be exposed by any Smith & Wesson licensee, as to act otherwise would undermine the Licensor's corporate commitment to customer satisfaction. Any licensee must provide Licensor with a reasonable and refillable supply of no-charge merchandise for us to quickly initiate exchanges when necessary. We also will when required refund the purchase price of a product deemed unacceptable by the user/consumer and expect to be reimbursed for any such costs by the product's supplier. Licensor will supply a quarterly accounting of any and all transactions relating to customer satisfaction with the specific supplier.

          d. Licensee shall consistently distinguish the Licensed Articles from other products manufactured and sold by Licensee and shall avoid confusing similarity between such other products and the Licensed Articles. Licensee shall take such actions as are necessary to maintain the Licensed Articles as separate and distinct lines of styling, design and merchandising from any other product manufactured or sold by Licensee.


















          e. Licensee shall, no later than 180 days before the expiration of any original or extended term of this Agreement, furnish Licensor a statement showing the number and description of Licensed Articles in inventory and in process.

9.     Compliance with Government Standards and Product Testing

          a. Licensee agrees that the manufacture, distribution and sale of the Licensed Articles will conform at all times to all applicable federal, state and local laws, regulations, industry standards, ordinances and other enactment's, including, without limitation, those relating to product safety.

10.     Promotional Material

          Licensee shall not use the Marks or any reproduction thereof in any advertising, promotional or display material without Licensor's prior written approval. Under no circumstances will promotional materials or programs be used by Licensee that reflect unfavorably on the Marks. All advertising, display or promotional copy utilizing or in any way connected with the Marks, shall carry a notice that the Marks are the property of licensor, and at least six copies of such advertising, display, or promotional copy shall be submitted to Licensor for prior written approval at least 30 days in advance of production and upon Licensor's request from time to time thereafter. Any approval granted by licensor under this Section will extend only to Licensee's use of the Marks. Licensor shall not be liable for content or accuracy of such advertising, promotional or display material nor for infringement of patents, copyrights, trademarks, or any other proprietary rights owned, used, or controlled by third parties, by reason of Licensee's promotional activities.































11.     Records

          a. Licensee shall keep accurate books of account and records covering all transactions relating to the license herein granted. Licensor and its duly authorized independent accountants or other representatives shall have the right at reasonable times, upon Licensor's request from time to time, to examine such books of account and records and all other documents and material in Licensee'' possession or under its control with respect to Licensee's activities in connection with this Agreement, and such persons shall have free and full access for such purposes and may make copies thereof or extracts therefrom. Licensee shall keep all such records available to Licensor for at least three years after expiration or termination of this Agreement. Licensee will designate a symbol or number which will be used exclusively in connection with the Licensed Articles and with no other articles which Licensee may manufacture, sell or distribute, and that duplicates of all billings by Licensee to its customers with respect to Licensed Articles shall be kept by Licensee for inspection as is herein provided.

          b. If any audit by Licensor shall reveal a shortfall of royalties paid by Licensee against royalties actually due in accordance with this Agreement, Licensee shall immediately, upon demand by Licensor, make payment to Licensor of such shortfall, plus simple interest at the rate of 1.5 percent per month or if lower, the highest rate permitted by law, for the period such shortfall. In addition, if such audit shall reveal a shortfall of more than five percent of royalty due, Licensee shall reimburse Licensor for the services of its accountant and for any other expenses of Licensor incident thereto including, without limitation, any attorneys' fees and costs of collection.

12.     Termination

          In addition to any other rights which Licensor may otherwise have, Licensor may terminate this Agreement at any time, immediately upon written notice:

          a. If within three months from the date of this Agreement, Licensee shall not have begun the bona fide production, distribution and sale of the Licensed Articles; or,

          b. If Licensee shall thereafter fail for a consecutive period in excess of three months to continue the bona fide distribution and sale of the Licensed Articles; or

















          c. If Licensee shall fail to make any payment due hereunder or to deliver any of the statements required hereunder, and if such default shall continue for a period of 15 days after notice of such default by Licensor to Licensee or if such a failure shall occur twice in any consecutive 12 month period even if both failures are corrected as provided hereunder; or,

          d.     If Licensee or its property, where appropriate:

                 (1)     Becomes subject to a receiver or trustee; or

                 (2)     Becomes insolvent; or

                 (3) Becomes subject to an involuntary or voluntary petition under the United States Bankruptcy laws, as amended; or

                 (4)     Makes an assignment for the benefit of its creditors;
or

          e. If there is any deliberate deficiency in the Licensee's reporting which affects royalties payable or any other aspect of this Agreement; or

          f. If any warranty, representation, or covenant made by Licensee hereunder, or any information as to product quality or safety provided by Licensee hereunder, is false or misleading; or

          g. If Licensee fails to comply with any term or condition of this Agreement, other than those specifically set forth in clauses (a) through
(f) above, and such non-compliance continues for a period of 15 days after notice thereof is given by the Licensor.

          Any termination by Licensor shall be without prejudice to any of Licensor's other rights or remedies.




























13.     Effect of Termination

          a. After expiration or other termination of this Agreement, Licensee shall have no further right to manufacture, distribute, sell, exploit or otherwise deal in any Licensed Articles which utilize the Marks except that Licensee may dispose of Licensed Articles which are on hand or in process at the time of expiration or termination so long as (1) Licensee reports in writing to Licensor, no later than 30 days after termination of this Agreement, the total number of Licensed Articles which will be disposed of, (2) the sale thereof is completed within six months, (3) all payments when due are made to Licensor, (4) such disposal of Licensed Articles shall be in accordance with Section 3. Notwithstanding the foregoing, in the event this Agreement is terminated pursuant to Sections 12(c), 12(d), , 12(e), 12(f), or 12(g), Licensee shall not dispose of any Licensed Articles which are on hand or in process at the time of termination, but shall instead immediately deliver and turn over such Licensed Articles to Licensor. A final statement and payment shall be made by Licensee within 15 days after the end of such six-month period. Upon expiration of such six-month period herein, any remaining inventory of Licensed Articles and all molds, plates, prints and other materials used to reproduce the Marks for the manufacture of the Licensed Articles shall be destroyed and evidence of such destruction shall be given to the Licensor.

          b. In the event this Agreement expires or is otherwise terminated for any reason, Licensee shall, and hereby does, assign to Licensor any and all rights of Licensee in the Marks, including associated goodwill, and the designs and styles of the Licensed Articles to the extent such design or styles contain or employ any of the Marks, and shall not thereafter manufacture or sell any such designs or styles or use the Marks in any manner.

          c. Except as provided in subsection (a), upon the expiration or termination of this Agreement, Licensee shall immediately cease all further use of the Marks and any names, trademarks, characters, symbols, designs, likenesses, or visual representations as might be likely to cause confusion or deceive purchasers or prospective purchasers or dilute any trade name, trademark or service mark of Licensor including, without limitation, Licensor's corporate and private names, other trademarks, symbols designations, indices, slogans and other means of identifying products or services of Licensor, whether or not identified herein as a Mark.





















          d. Licensee agrees that the Marks are distinctive and possess special, unique and extraordinary characteristics which make difficult the assessment of the monetary damages that Licensor would sustain by unauthorized use. Licensee recognizes that irreparable injury would be caused to Licensor by unauthorized use of the Marks and agrees that injunctive and other equitable relief would be appropriate in the event of a breach of this Agreement by Licensee, provided, however, that such remedy shall not be exclusive of other legal remedies otherwise available.

          e. Licensee's obligations and agreements set forth in Sections 3 through 11, 13, 14, 17, 19, and 20 survive any termination or expiration of this Agreement.

14.     Notices

          All notices and statements to be given hereunder shall be in writing, and any such notice or statement shall be deemed duly given if mailed by certified mail, return receipt requested, if to Licensor, at:

Smith & Wesson Corp.
Roosevelt Avenue
PO Box 2208
Springfield, MA 01102-2208
Attention:     Jack Sweeney
               Director of Licensing

And if to Licensee, at:
ROK International, Inc.
600 NW 44th Street - Suite 2H
Fort Lauderdale, Florida 33309
Attention:     Laurence Sack
               Vice President

15.     No Joint Venture

          Nothing in this Agreement shall be construed to place the parties in the relationship of partners or joint ventures, and Licensee shall have no power to bind Licensor in any manner whatsoever.






















16.     Cancellation

          Licensee acknowledges that Licensor and its subsidiaries, affiliates and franchisees use the Marks to advance and promote Licensor's business, and that Licensor has a paramount obligation to preserve its ability to so use such Marks. Should the use by Licensee of any Mark on Licensed Articles be deemed by Licensor to be in violation of any federal, state or local law or to adversely affect the reputation of Licensor or affect the validity, enforceability or distinctiveness of the Mark as a designation of origin for Licensor's own products, then Licensor may terminate this Agreement on 15 days' notice to Licensee.

17.     Assignments, Transfers and Sublicenses

          Without the prior written consent of Licensor, which may be withheld in Licensor's sole discretion, a) Licensee shall not voluntarily or by operation of law, assign or transfer this Agreement or any of Licensee's rights or duties hereunder or any interest of Licensee herein, nor shall Licensee enter into any sublicense for use of the Marks by other persons;
b) Licensee shall not sell or otherwise transmit or transfer to any party engaged in the design or manufacture of items similar to any of the Licensed Articles, any design, style, know-how, technology or other item or knowledge of a technical or competitive nature, furnished to Licensee by or through Licensor. Any transfer of any interest in Licensee to any entity in which the present controlling shareholders of Licensee do not have voting control shall be deemed an assignment prohibited hereunder. The consent of Licensor to one assignment, transfer or sublicense shall not be deemed to be consent to any subsequent assignment, transfer or sublicense. Nothing provided herein shall limit Licensor's right to transfer and assign any of its rights hereunder.

18.     Scope and Modification

          This Agreement sets forth the entire agreement between the parties, and supersedes all prior agreements and understandings between the parties, relating to the subject matter hereof. None of the terms of this Agreement may be waived or modified except as expressly agreed in writing by both parties.

19.     Severability

          Should any provision of this Agreement be declared void or unenforceable, the validity of the remaining provisions shall not be affected thereby.

















20.     Governing Laws

          This Agreement shall be interpreted in accordance with and governed by the laws of the Commonwealth of Massachusetts.

          The parties hereto have executed this Agreement as of the date at the beginning hereof.

                                    Licensor:

Witnessed By:                       SMITH & WESSON CORP.

/s/ Peggy M. Cowell                 /s/ Bob Scott
-------------------                 --------------------
                                    By:     Bob Scott
                                    Title:  Vice President Sales & Marketing

						Licensee:

                                    ROK INTERNATIONAL, INC.


/s/  Nancy Babit                    /s/ Laurence Sack
-------------------                 --------------------
                                    By:     Laurence Sack
                                    Title:  Vice President


































EXHIBIT  A  -  Licensed Marks


Smith & Wesson

Magnum

Magnum

Ladysmith

Airweight

Kit Gun

Chiefs Special

Combat Magnum

Magnum

Service Kit Gun

Target Kit Gun

Combat Magnum

Distinguished Combat Magnum

Distinguished Service Magnum






























EXHIBIT  B  -  Licensed Articles


GENERAL APPAREL AND SPORTSWEAR

JEANSWEAR

WOVEN SPORTSWEAR

SHIRTS

JACKETS

OUTERWEAR

ACCESSORIES

HATS

KNOTTED TOPS

BOXERS

TIES

T-SHIRTS

LEATHER ACCESSORIES

BELTS

WALLETS



MOVIE PLACEMENT RIGHTS

     (On a case by case basis) With full disclosure and right of refusal on the sole discretion of the Licensor.





















                                  EXHIBIT 8
                                  ---------

                             SMITH & WESSON CORP.
                   AMENDMENT TO TRADEMARK LICENSE AGREEMENT

          This Amendment ("Amendment"), effective as of August 23, 1996, to the Agreement of March 1, 1996, by and between SMITH & WESSON CORP., a Delaware Corporation with its principal office at 2100 Roosevelt Avenue Springfield, Massachusetts 01102-2208, (hereinafter called Licensor"), and ROK INTERNATIONAL, INC., a corporation, having its principal office at 600 N W 44th Street Suite 2H, Fort Lauderdale, Florida 33309, (hereinafter called "Licensee"). In consideration of the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Licensor and Licensee, the parties agree to amend the Agreement as follows:

          1.     Section 2.b. is replaced in its entirety by the following new
Section 2.b.:

                 "The term of this Agreement shall be for 3 years, 9 months, commencing on March 1, 1996 and ending December 31, 1999, at midnight Eastern Standard Time, unless sooner terminated. Each period from January 1, through December 31, during the term hereof is hereinafter referred to as a "Contract Year", with the exception of the "First Contract Year" which shall be for the period from the date hereof through Dece4mber 31, 1996. Provided that Licensor attains at least a Minimum Guaranteed Royalty for the Fourth Contract Year, as specified in Section 3, then the Agreement shall be automatically extended for three (3) Contract Years unless a party gives the other party written notice of its intention not to extend this Agreement at least ninety
(90) days prior to the expiration of a Contract Year. A party's determination not to extend this Agreement may only be effected with good cause. In no event may the Agreement be extended beyond December 31, 2002, unless the parties agree to such extension in a separate, written agreement."

          2.     Section 3.a. is replaced in its entirety by the following new
Section 3.a.:

                 "Licensee shall pay Licensor a royalty equal to the greater of (1) the Minimum Guaranteed Royalty, as set forth hereinafter, or (2) five percent (5%) of the Net Sales Price of all Licensed Articles sold or otherwise distributed by Licensee during or after the term of this Agreement, and fifty percent (50%) of gross royalty proceeds from sublicensing agreements entered into with the consent of Licensor".
















          3. The second sentence of Section 3.d. is deleted, and the following paragraph is added in its place:

                 "After the First Contract Year, for each Contract Year during which this Agreement shall be in effect, the Minimum Guaranteed Royalty shall be paid in four equal installments on the dates on which each royalty payment is due, pursuant to Section 3 of this Agreement. The minimum Guaranteed Royalties for Contract Years after the First Contract Year are as follows:

               Contract Year       Minimum Guaranteed Royalty
           ----------------------  --------------------------
           Year 2-1/1/97-12/31/97          $150,000
           Year 3-1/1/98-12/31/98          $250,000
           Year 4-1/1/99-12/31/99          $350,000

                  Should this Agreement be renewed for an additional three (3) year term, the Minimum Guaranteed Royalty shall be as follows:

               Contract Year       Minimum Guaranteed Royalty
           ----------------------  --------------------------
           Year 5-1/1/00-12/31/00          $450,000
           Year 6-1/1/01-12/31/01          $550,000
           Year 7-1/1/02-12/31/02          $650,000   OR,

                    An Alternative Minimum Guaranteed Royalty for the equal to 75% of the total royalties paid in the fourth Contract year, increased by 10% for each additional Contract Year beyond the fifth Contract Year, whichever royalty amount for that Contract Year is greater.

          The Following language is added to the end of Section 17:

                    "If Licensee shall enter into any sublicense agreement pursuant to the authority granted in this Agreement, then

                    (1) the sublicense shall contain a provision in which the sublicensee agrees to be bound by the terms and conditions of the Agreement and all Amendments thereto;
                    (2) Licensee shall be jointly and severally liable with such sublicensee to indemnify Licensor in accordance with the terms of this Agreement (regardless of whether or not such sublicensee is legally determined to have direct liability to Licensor hereunder) with respect to any actions by such sublicensee or any party acting through such sublicensee which would give rise to an indemnification obligation of Licensee under this Agreement were such actions taken by Licensee itself;
















                    (3) Licensee shall be fully liable to Licensor for the payment of any costs and expenses which are incurred as the result of the exercise of any rights hereunder by Licensee or its sublicensees under this Agreement where this Agreement provides that such costs and expenses shall be for the account of Licensee or its sublicensees; and
                    (4) All Licensed Articles sold, distributed, rendered or otherwise provided under any sublicense granted pursuant to this Agreement shall be subject to the royalty and revenue provisions in this Agreement as though sold, distributed or otherwise provided by Licensee; and Licensee guarantees the payment of any and all royalties due to Licensor under any sublicense, and agrees to monitor all of its sublicensees to ensure the accurate and prompt payment of all royalties accruing under such sublicenses."

          The Agreement and this Amendment set forth the complete agreement between the parties, and supersede all prior agreements and understandings between the parties relating to the subject matter hereof. In the event of any conflict as to the meaning of a term used in this Amendment and in the Agreement, then the term in this Amendment shall control, but only to the extent that the term relates to the subject matter of this Amendment. None of the terms of the Agreement or this Amendment may be waived or modified except as expressly agreed in writing by both parties.

                                    Licensor:

Witnessed By:                       SMITH & WESSON CORP.

/s/ illegible                       /s/ Bob Scott
-------------------                 --------------------
                                    By:     Bob Scott
                                    Title:  Vice President Sales & Marketing
                                    Date:   8-26-96

						Licensee:

                                    ROK INTERNATIONAL, INC.


/s/ Lisa Palmer                     /s/ Laurence Sack
-------------------                 --------------------
                                    By:     Laurence Sack
                                    Title:  Vice President
                                    Date:   8-23-96


















                                  EXHIBIT 9
                                  ---------

                        (SMITH & WESSON LETTERHEAD)

August 12, 1997

Mr. Laurence Sack, President
ROK International, Inc.
600 N W 44th Street Suite 2H
Fort Lauderdale, Florida 33309

Dear Laurence:

This letter will serve as a modification of our existing license agreement.

In consideration of the terms and conditions herein and intending to amend the Agreement between the parties evidenced by the License Agreement of March 1, 1996, and the Amendment to the License Agreement of August 23, 1996, the parties further agree as follows:

A. Smith & Wesson agrees in principle to grant to Multiplinvest, Monza MI. Italy an exclusive license with the right to sublicense in the territories of Western Europe and South America. Subject to Smith & Wesson and Multiplinvest signing a Definitive Licensing Agreement, ROK International, Inc. shall receive revenues from the said agreement as described in Paragraph B, Point 2 hereunder.

B. Contingent upon the execution of the aforementioned agreement between Multiplinvest and Smith & Wesson.

         1) ROK International, Inc. shall release all its rights back to Smith & Wesson for the Territories of Western Europe and South America as granted by the License Agreement dated March 1, 1996, and the Amendment to the License Agreement of August 23, 1996. All of the foregoing rights shall revert back to Smith & Wesson upon signature by Multiplinvest and Smith & Wesson for the License Agreement described in Paragraph A above.

         2) Smith & Wesson shall distribute revenue it receives directly from the foregoing Multiplinvest Agreement as follows: Fifty percent (50%) to ROK International, Inc. - Fifty percent (50%) to Smith & Wesson, with the exception of the following licensed Articles:

                        Backpacks/Sportbags
                        Perfume/Cologne
                        Writing Products














                 Revenue from the above Licensed Articles will be distributed twenty-five percent (25%) ROK International, Inc. - Seventy-five percent (75%) to Smith & Wesson.

         3) The fifty percent (50%) share of revenues received by Smith & Wesson from Multiplinvest shall be distributed to ROK International, Inc. after receipt of funds by Smith & Wesson. All revenue received by Smith & Wesson and distributed to ROK International pursuant to the Paragraph above, will be applied to the Minimum Guaranteed Royalty owed by ROK International, Inc. for the year in which it was received.

C. If, in the future, Multiplinvest and Smith & Wesson enter into a trademark licensing agreement other than that of Paragraph A for Licensed Articles other than those set forth in the Trademark Licensing Agreement of Paragraph A, ROK International, Inc. shall receive thirty percent (30%) of the revenue therefrom.

D. This Amendment, the License Agreement of March 1, 1996, and the Amendment to the License Agreement of August 23, 1996, constitute the complete understanding of the Parties as to the subject matter hereof. The meaning and definitions of the terms and conditions as used therein are as defined in the License Agreement of March 1, 1996, and the Amendment to the License Agreement of August 23, 1996. Any discrepancies or conflicts between this Amendment, the License Agreement of March 1, 1996, and the Amendment to the License Agreement of August 23, 1996, shall be resolved in favor of the earlier document.

        As always, if you should have any questions, please do not hesitate to contact me.

AGREED:                              AGREED:


/s/ Laurence Sack                    /s/ John Steele
------------------                   ------------------
Laurence Sack                        John Steele
President                            Director/Licensing and Merchandising
ROK International, Inc.              Smith & Wesson