Form 10-Q
period 1998-03-31
WINNERS ALL INTERNATIONAL INC
filed 1998-06-01
CIK 875296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File No.:  0-20101
                         -----------------------------

                         WINNERS ALL INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3545304
 -----------------------------                           -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification no.)

          3475 Sheridan Street, Suite 301, Hollywood, Florida  33021
          ----------------------------------------------------------
                   (Address of principal executive offices)

                                (954) 964-5553
              --------------------------------------------------
             (registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]
    ---      ---

     The number of shares of common Stock, par value $.01 per share, outstanding as of April 30, 1998, was 38,699,952 shares.

















                       WINNERS ALL INTERNATIONAL, INC.
                            INDEX TO FORM 10-QSB
                               MARCH 31, 1998

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997 ..................    3-4

         Condensed Consolidated Statements of Operations -
           March 31, 1998 and 1997 ...............................      5

         Condensed Consolidated Statements of Cash Flows -
           March 31, 1998 and 1997 ...............................    6-7

         Notes to Condensed Consolidated Financial Statements.....      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .....................      9


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS ......................................      10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............      10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................      10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS ................................................      10

ITEM 5.  OTHER INFORMATION ......................................      11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................      11


SIGNATURES ......................................................      12

                                    Page 2












                           PART 1 - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE  SHEETS


                                     ASSETS
                                     ------

                                         MARCH 31, 1998   DECEMBER 31, 1997
                                       -----------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $           2,792  $           1,079
     Prepaid Expenses                             32,736             33,525
                                       -----------------  -----------------
          Total Current Assets                    35,528             34,604
                                       -----------------  -----------------
Property and Equipment, Net                       72,346             56,997
                                       -----------------  -----------------
Other Assets:
     Deposits                                     19,691             10,096
     Intangibles, Net                          4,238,538          4,242,266
                                       -----------------  -----------------
          Total Other Assets                   4,258,229          4,252,362
                                       -----------------  -----------------
               Total Assets            $       4,366,103  $       4,343,963
                                       =================  =================












   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Page 3










                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                        MARCH 31, 1998    DECEMBER 31, 1997
                                       -----------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Notes Payable                     $          85,000  $          85,000
     Accounts Payable and
       Accrued Expense                           865,150            790,231
     Loans Payable                               870,472            897,743
     Due to Related Parties                       41,078             35,329
                                       -----------------  -----------------
          Total Current Liabilities            1,861,700          1,808,303
                                       -----------------  -----------------
Commitments and Contingencies                    783,021            783,021
                                       -----------------  -----------------
Stockholders' Equity:
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       60,000,000 shares Authorized;
       35,765,540 Shares Issued &
       Outstanding, March 31, 1998;
       30,034,679 Shares Issued &
       Outstanding, December 31, 1997.           357,655            300,347
     Additional Paid-In-Capital               13,462,760         12,963,253
     Accumulated (Deficit) -
       Discontinued Operations                (9,095,944)        (9,095,944)
     Accumulated (Deficit) -
       Development Stage Operations           (3,058,124)        (2,470,052)
                                       -----------------   ----------------
          Total Stockholders' Equity           1,721,382          1,752,639
                                       -----------------   ----------------
               Total Liabilities and
                 Stockholders' Equity  $       4,366,103   $      4,343,963
                                       =================   ================

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     Page 4










                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                THREE MONTHS ENDED
                                                ------------------

                                        MARCH 31,1998      MARCH 31, 1997
                                      -----------------  ------------------
Revenues                              $             -0-  $              -0-
                                      -----------------  ------------------
Costs and Expenses:
     Research and Development                    66,506             327,750
     General and Administrative                 512,682             140,127
     Depreciation and Amortization                8,884                 -0-
                                      -----------------  ------------------
          Total Costs and Expenses             (588,072)           (467,877)
                                      -----------------  ------------------
Net (Loss)                            $        (588,072) $         (467,877)
                                      -----------------  ------------------
Net (Loss) Per Common Share           $          (0.018) $           (0.029)
                                      -----------------  ------------------
Weighted Average Shares Outstanding          32,900,109          15,875,756
                                      -----------------  ------------------





















   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                ------------------

                                        MARCH 31,1998      MARCH 31, 1997
                                      -----------------  ------------------

Cash Flows from Operating Activities:

  Net(Loss)                           $        (588,072) $         (467,877)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by
    Operating Activities:

      Depreciation and Amortization               8,884             (21,650)

  Changes in Assets and Liabilities:

      Prepaid Expenses                              789                 -0-
      Deposits                                   (9,595)                -0-
      Accounts Payable and
        Accrued Expenses                         74,919                 -0-
      Due to Related Parties                      5,749                 -0-
                                      -----------------  ------------------
          Net Cash (Required) by
            Operating Activities               (507,326)           (489,527)
                                      -----------------  ------------------

Cash Flows from Investing Activities:

  Acquisition of Property & Equipment           (20,505)                -0-
  Acquisition of Intangibles                        -0-            (913,500)
                                      -----------------  ------------------
          Net Cash (Required) by
            Investing Activities                (20,505)           (913,500)
                                      -----------------  ------------------

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                ------------------
                                                    (CONTINUED)

                                        MARCH 31,1998      MARCH 31, 1997
                                      -----------------  ------------------

Cash Flows from Financing Activities:

  Proceeds from Issuance of
    Common Stock                                556,815           1,403,500
  Repayment of Loans                            (27,271)                -0-
                                      -----------------  ------------------
          Net Cash Provided by
           Financing Activities                 529,554           1,403,500
                                      -----------------  ------------------

Net Increase in Cash                              1,713                 473
                                      -----------------  ------------------

Cash at Beginning of Period                       1,079                 -0-
                                      -----------------  ------------------

Cash at End of Period                 $           2,792  $              473
                                      =================  ==================

Supplemental Disclosure of
  Cash Flow Information:

    Non-Cash Financing Activities:
      Acquisition of Intangibles                    -0-             913,500
      Retainment of Consultants                 204,500                 -0-
      Repayment of Debt                           5,000                 -0-
                                      -----------------  ------------------
          Totals                      $         209,500  $          913,500
                                      =================  ==================


   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements of the registrant have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     The accompanying unaudited condensed consolidated financial statements: include the accounts of the Company and its wholly-owned subsidiaries, Urecoats International, Inc. ("Urecoats") and Designer Wear, Inc.
("Designer Wear"), for the three months ended March 31, 1998; include the accounts of the Company and Urecoats for the three months ended March 31, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements for the three months ended March 31, 1997, have been restated to conform with the results indicated on the December 31, 1997 Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

QUARTER ENDED MARCH 31, 1998 AS COMPARED TO THE QUARTER ENDED MARCH 31,1997

RESULTS OF OPERATIONS

     The Company's research and development costs decreased by $261,244 as the formula and testing for the Urecoats subsidiary sealant and coating product comes closer to final field testing. It is anticipated that the final field test will occur in the second quarter of 1998. As a result of the 1998 first quarter results, including Designer Wear and its wholly-owned subsidiary, ROK International, Inc., general and administrative expenses increased $372,555; consisting of payroll costs of $160,965, professional fees of $75,180, royalty expenses of $40,000, general, selling and administrative costs of $127,720, and a reduction of consulting fees of $31,310. Depreciation and amortization increased by $8,884.

FINANCIAL CONDITIONS

     The Company has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(9,095,944); and recurring losses from development stage operations of $(3,058,124).

     The Company currently does not have the liquidity or capital resources to fund Urecoats or Designer Wear without raising capital either from borrowing or from the sale of additional shares of stock. In 1998, the Company raised approximately $347,315 through the sale of additional unregistered, restricted common stock. The Company anticipates raising further financing through the sale of additional unregistered, restricted common stock. Management is continuing to negotiate with vendors and various legal counsel to resolve all claims and judgments from former discontinued operations.

    The Company also anticipates further sources of financing from minimum guaranteed royalty payments from the Multiplinvest and Smith & Wesson License Agreement and financing from anticipated letters of credit. These letters of credit are related to anticipated purchase orders for the delivery of Urecoats sealant and coating product to Mexico.

                            PART II - OTHER INFORMATION
                            ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         No Changes from December 31, 1997 Form 10-KSB

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     The Company is offering 7,000,000 shares of its unregistered, restricted common stock ("Shares"), in a Private Placement commenced on January 1, 1998, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares were sold to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act. The Shares have been recorded at $.075. As of March 31, 1998, 4,630,865 Shares were sold, amounting to $ 347,314.88. A breakdown of the proceeds are described below.

               Cash Proceeds                   $ 342,314.88
               Conversion of Debt Proceeds     $   5,000.00
               Less:  Finder's Fee             $    (965.00)
               Less:  Broker/Dealer Fees       $  (8,500.00)
                                               ------------
                         Total Proceeds        $ 337,849.88
                                               ============

     The Broker/Dealer's Fee of 10% is against the sale of 1,166,667 Shares and was paid in cash. The Finder's Fee of 10% is against the sale of 128,667 Shares and was paid in cash.

     The Conversion of Debt proceeds were received from the cancellation of a $5,000 loan payable due and owing by the Company. The loan payable was satisfied with the issuance of 66,667 Shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
--------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  EXHIBITS - NONE
         (b)  FORM 8-KS:

             (i)  Form 8-K filed on May 15, 1998.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, and State of Florida on May 27, 1998.


WINNERS ALL INTERNATIONAL, INC.
         (Registrant)



/s/ Howard Weiser                               May 27, 1998
----------------------------                    ------------
Howard Weiser                                   Date
President, CEO and Secretary


/s/ Edgar M. Reynolds                           May 27, 1998
----------------------------                    ------------
Edgar M. Reynolds                               Date
Vice President and Treasurer