Form 10QSB/A
period 1998-03-31
WINNERS ALL INTERNATIONAL INC
filed 1998-08-24
CIK 875296

------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
                         -----------------------------

                         WINNERS ALL INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3545304
 -----------------------------                           -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification no.)

     4100 North Powerline Road, Suite F-1, Pompano Beach, Florida  33073
     -------------------------------------------------------------------
                   (Address of principal executive offices)

                                (954) 977-5428
              --------------------------------------------------
             (registrant's telephone number, including area code)

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

-----------------------------------------------------------------------------

                       WINNERS ALL INTERNATIONAL, INC.

                                FORM 10-QSB/A

                                MARCH 31,1998

                                    INDEX
                                    -----

                                                                          PAGE
                                                                          ----

PART II - OTHER INFORMATION
---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .      3

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .      3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .      3

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

The Broker/Dealer's Fee of 10% or $8,500 reported in the Form 10-QSB for the quarter ended March 31, 1998, was against the sale of 1,133,333 Shares at $0.075.

The registrant issued 150,000 shares of its unregistered, restricted common stock as consideration for consulting services, in a private transaction pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended. The transaction was valued and recorded at $10,500.


ITEM 5.  OTHER INFORMATION
--------------------------

No Form 8-K was filed on May 15, 1998 as previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         EXHIBITS:

            27.1  RESTATED FINANCIAL DATA SCHEDULE - MARCH 31, 1997

            27.2  FINANCIAL DATA SCHEDULE - MARCH 31, 1998.


         REPORTS ON FORM 8-K:

            NONE

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on August 24, 1998.


WINNERS ALL INTERNATIONAL, INC.
         (Registrant)



/s/ Howard Weiser                               August 24, 1998
----------------------------                    ---------------
Howard Weiser                                   Date
President and Secretary


/s/ Edgar M. Reynolds                           August 24, 1998
----------------------------                    ---------------
Edgar M. Reynolds                               Date
Vice President and Treasurer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------------------------

    27.1         Restated Financial Data Schedule - March 31, 1997

    27.2         Financial Data Schedule - March 31, 1998