Form 10KSB/A
period 1997-12-31
WINNERS ALL INTERNATIONAL INC
filed 1998-08-25
CIK 875296

----------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from ______ to ______.

                        Commission File No.:  0-20101
                ----------------------------------------------
                       WINNERS ALL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                     13-3545304
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  4100 North Powerline Road, Suite F-1
         Pompano Beach, Florida                                33073
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (954) 977-5428 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

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
              DOCUMENTS INCORPORATED BY REFERENCE   -   None
------------------------------------------------------------------------------

                       WINNERS ALL INTERNATIONAL, INC.

                               FORM 10-KSB/A

                             DECEMBER 31, 1997

                                   INDEX
                                   -----



                                                                         PAGE
                                                                         ----
PART III
--------

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .      3

                                  PART III
                                  --------


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS

             27.     FINANCIAL DATA SCHEDULE

                                 SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended December 31, 1997 Form 10-KSB/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach and State of Florida on August 21, 1998.

WINNERS ALL INTERNATIONAL, INC.
       (Registrant)

/s/ Howard Weiser                            /s/ Edgar M. Reynolds
------------------------                     ----------------------------
Howard Weiser                                Edgar M. Reynolds
President and Secretary                      Vice President and Treasurer

                               EXHIBIT INDEX
                               -------------



EXHIBIT NO.     EXHIBIT DESCRIPTION
-----------     -------------------------------------------

   27.1         FINANCIAL DATA SCHEDULE - DECEMBER 31, 1997