Form 10QSB
period 1998-06-30
WINNERS ALL INTERNATIONAL INC
filed 1998-08-27
CIK 875296

-----------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.:  0-20101
                         -----------------------------

                         WINNERS ALL INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3545304
 ------------------------------                          -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification no.)

     4100 North Powerline Road, Suite F-1, Pompano Beach, Florida  33073
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
     The number of shares of common Stock, par value $.01 per share, outstanding as of August 4, 1998 was 49,873,285 shares.
------------------------------------------------------------------------------

                       WINNERS ALL INTERNATIONAL, INC.

                                FORM 10-QSB

                               JUNE 30, 1998

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1998
and December 31, 1997 ...............................................    3-4

Condensed Consolidated Statements of Operations for the three months
and six months ended June 30, 1998 and 1997 .........................      5

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 1998 and 1997 ........................................      6

Notes to Condensed Consolidated Financial Statements.................    7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................      9


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................   10-11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................   12-13

ITEM 5.  OTHER INFORMATION .........................................      13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................      14


                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         JUNE 30, 1998    DECEMBER 31, 1997
                                       -----------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $            415   $          1,079
     Loans Receivable                             1,777                -0-
     Prepaid Expenses                            41,676             33,525
                                       -----------------  -----------------
          Total Current Assets                   43,868             34,604
                                       -----------------  -----------------
Property and Equipment, Net                     102,563             56,997
                                       -----------------  -----------------
Other Assets:
     Deposits                                    22,421             10,096
     Intangibles, Net                         4,289,808          4,242,266
                                       -----------------  -----------------
          Total Other Assets                  4,312,229          4,252,362
                                       -----------------  -----------------
               Total Assets            $      4,458,660   $      4,343,963
                                       =================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements


                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                         JUNE 30, 1998    DECEMBER 31, 1997
                                       -----------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Notes Payable                     $         50,000   $         85,000
     Accounts Payable and
       Accrued Expense                          909,611            790,231
     Loans Payable                              695,629            897,743
     Due to Related Parties                      87,905             35,329
                                       -----------------  -----------------
          Total Current Liabilities           1,743,145          1,808,303
                                       -----------------  -----------------
Commitments and Contingencies                   757,021            783,021
                                       -----------------  -----------------
Stockholders' Equity:
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                          55,035             55,035
     Common Stock $.01 Par Value,
       60,000,000 shares Authorized;
       46,376,618 Shares Issued &
       Outstanding, June 30, 1998;
       30,034,679 Shares Issued &
       Outstanding, December 31, 1997.          463,766            300,347
     Additional Paid-In-Capital              14,302,984         12,963,253
     Accumulated (Deficit) -
       Discontinued Operations               (9,095,944)        (9,095,944)
     Accumulated (Deficit) -
       Development Stage Operations          (3,767,347)        (2,470,052)
                                       -----------------  -----------------
          Total Stockholders' Equity          1,958,494          1,752,639
                                       -----------------  -----------------
               Total Liabilities and
                 Stockholders' Equity  $      4,458,660   $      4,343,963
                                       =================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                ------------------

                                        JUNE 30, 1998      JUNE 30, 1997
                                      -----------------  -----------------
Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Research and Development                   93,184                -0-
     General and Administrative                606,153            467,419
     Depreciation and Amortization               9,886                 91
                                      -----------------  -----------------
          Total Costs and Expenses             709,223            467,510
                                      -----------------  -----------------
Net (Loss)                            $       (709,223)  $       (467,510)
                                      -----------------  -----------------
Net (Loss) Per Common Share           $         (0.017)  $         (0.025)
                                      -----------------  -----------------
Weighted Average Shares Outstanding         41,473,578         19,094,284
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                ------------------

                                        JUNE 30, 1998      JUNE 30, 1997
                                      -----------------  -----------------
Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Research and Development                  159,690            327,750
     General and Administrative              1,118,835            607,546
     Depreciation and Amortization              18,770                 91
                                      -----------------  -----------------
          Total Costs and Expenses           1,297,295            935,387
                                      -----------------  -----------------
Net (Loss)                            $     (1,297,295)  $       (935,387)
                                      -----------------  -----------------
Net (Loss) Per Common Share           $         (0.034)  $         (0.054)
                                      -----------------  -----------------
Weighted Average Shares Outstanding         38,205,648         17,121,756
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                 SIX MONTHS ENDED
                                                ------------------
                                         JUNE 30, 1998      JUNE 30, 1997
                                       -----------------  -----------------
Cash Flows from Operating Activities:
  Net (Loss)                           $     (1,297,295)  $       (935,387)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by
    Operating Activities:
      Depreciation and Amortization              18,770                 91
  Changes in Assets and Liabilities:
      Loans Receivable                           (1,777)               -0-
      Prepaid Expenses                           (8,151)            (7,500)
      Deposits                                  (12,325)               -0-
      Accounts Payable and
        Accrued Expenses                         93,380           (176,013)
      Due to Related Parties                     52,576                -0-
                                       -----------------  -----------------
          Net Cash (Required) by
            Operating Activities             (1,154,822)        (1,118,809)
                                       -----------------  -----------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment           (56,878)            (2,883)
  Organization Costs                                -0-               (208)
  License and Option Agreement                      -0-             (1,000)
  Loans to Company being Acquired                   -0-           (169,633)
  Acquisition of Intangibles                    (55,000)          (913,500)
                                       -----------------  -----------------
          Net Cash (Required) by
            Investing Activities               (111,878)        (1,087,224)
                                       -----------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                              1,503,150          2,121,010
  Repayments of Loans                          (237,114)           142,405
                                       -----------------  -----------------
          Net Cash Provided by
           Financing Activities               1,266,036          2,263,415
                                       -----------------  -----------------
Net Increase(decrease) in Cash                     (664)            57,382
                                       -----------------  -----------------
Cash at Beginning of Period                       1,079                -0-
                                       -----------------  -----------------
Cash at End of Period                  $            415   $         57,382
                                       =================  =================
Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Legal Fees                                 76,000                -0-
      Acquisition of Intangibles                 55,000            913,500
      Consultants Fees                          416,100                -0-
      Repayment of Debts                        337,500            207,500
      Employee Compensation                       1,000                -0-
                                       -----------------  -----------------
          Totals                       $        885,600   $      1,121,000
                                       =================  =================

See Accompanying Condensed Consolidated Financial Statements

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1998, and for the three month and six month periods ended June 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1997, is derived from the registrant's Form 10-KSB for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 1997, included in the registrant's Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1998.

     The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries, Urecoats International, Inc. ("Urecoats") and Designer Wear, Inc.
("Designer Wear"), for the six months ended June 30, 1998; include the accounts of the registrant and Urecoats for the six months ended June 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements for the six months ended June 30, 1997, have been restated to conform with the results indicated on the December 31, 1997 Form 10-KSB.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

NOTE 2 - INTANGIBLES
--------------------

     The registrant, on behalf of Designer Wear and ROK International, Inc. ("ROK"), has filed a lawsuit, in the United States District Court for the Southern District of Florida, against the Smith and Wesson Corporation ("Smith & Wesson") and its Director of Licensing and Merchandising, for:
Breach of a Trademark Licensing Agreement and the Implied Covenant of Good Faith and Fair Dealing; Promissory Estoppel; Tortious Interference with the Contractual Relationship between ROK and Designer Wear. The lawsuit seeks damages in the amount of $50,000,000 plus declaratory and injunctive relief. (See registrant's Form 8-K filed on August 7, 1998, incorporated herein with regard to the information of the Smith & Wesson lawsuit by this reference, for more complete information.)

     It is the opinion of the registrant's litigation counsel that the Agreement between ROK and Smith & Wesson, under which ROK is entitled to a fifty percent (50%) share in the royalties collected by Smith & Wesson from Multiplinvest (Multiplinvest is an Italian company which entered into the Multiplinvest Agreement, after ROK agreed to surrender its rights to certain territories), survives any termination of the Trademark Agreement, and will not be effected by the lawsuit. (Refer to registrant's Form 10-KSB for the year ended December 31, 1997, for more information on the Multiplinvest Agreement.)

     The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

QUARTER ENDED JUNE 30, 1998 AS COMPARED TO THE QUARTER ENDED JUNE 30,1997

RESULTS OF OPERATIONS

     The Company's research and development costs increased by $93,184 as the formula and testing for the Urecoats subsidiary sealant and coating product comes closer to final field testing. It is anticipated that the final field test will occur in the third quarter of 1998. As a result of the 1998 second quarter results, including Designer Wear and its wholly-owned subsidiary, ROK International, Inc., general and administrative expenses increased $511,289; consisting of payroll costs of $105,559, royalty expenses of $65,000, general, selling and administrative costs of $92,556, consulting fees of $304,440, and a reduction of professional fees of $56,266. Depreciation and amortization increased by $9,795.

FINANCIAL CONDITIONS

     The Company has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(9,095,944); and recurring losses from development stage operations of $(3,767,347).

     The Company currently does not have the liquidity or capital resources to fund Urecoats or Designer Wear without raising capital either from borrowing or from the sale of additional shares of stock. In 1998, the Company raised approximately $686,815 through the sale of unregistered, restricted common stock. The Company anticipates raising further financing through the sale of additional unregistered, restricted common stock. Management is continuing to negotiate with vendors and various legal counsel to resolve all claims and judgments from former discontinued operations.

    The Company also anticipates further sources of financing from anticipated letters of credit. These letters of credit are related to anticipated purchase orders for the delivery of Urecoats sealant and coating product to Mexico.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

                            PART II - OTHER INFORMATION
                            ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     (A)  Designer Wear/ROK lawsuit against Smith & Wesson/John S. Steele.

          Refer to information reported elsewhere in this report and the Form 8-k electronically filed on August 7, 1998 for more complete details and current status.

     (B)  Raymond Kalley lawsuit against Registrant, et. al.

          The registrant reported in its Form 10-KSB for the Year Ended December 31, 1997 information on this lawsuit, which information related to this lawsuit is hereby incorporated by this reference.

          The registrant was able to effect a "Stipulation For Settlement", dated August 10, 1998, recorded in the United States District Court for the Southern District of Florida, Miami Division, and the pertinent details are described below:

            "The Plaintiff, Raymond Kalley, as trustee of the EB Trust and PB Trust ("Kalley"), and the Defendant, Winners All International, Inc. ("Winners"), by their undersigned attorneys, stipulate as follows:

               1. Winners will immediately issue 350,000 shares of restricted stock (the "Shares") to Kalley, as trustee of the EB Trust and PB Trust, which Shares shall be subject to the normal one-year ownership requirement of Rule 144.

               2. Upon receipt of the Shares by Kalley, and the filing with the Court of a notice to that effect by Kalley's counsel, the Final Judgment entered by the Court on March 13, 1998 as to Winners shall be vacated.

               3. After the Shares become tradable pursuant to Rule 144, and upon Kalley's reasonable request, Winners shall cause its counsel to issue forthwith and without cost to Kalley an opinion letter(s) which enables Kalley immediately to sell the Shares notwithstanding the restrictive legend thereon. Such opinion letters shall be reissued every three months upon request by Kalley until the Shares are sold.

               4. Kalley shall have the option to re-sell the Shares to Winners for the sum of $150,000.00, which option may be exercised any time after the earlier of (i) one-hundred-eighty (180) calendar days after the date of this stipulation and (ii) February 15, 1999. If Kalley exercises such option to sell, Winners must pay the $150,000.00 as follows: $55,000.00 within 30 calendar days after exercising of the option, $55,000.00 within 60 calendar days after exercising the option and $40,000.00 within 90 calendar days after exercising of the option. Winners' payments hereunder must be payable to Raymond Kalley, as trustee of the EB Trust and the PB Trust. Such payments should be delivered to the attention of Kalley's counsel, R. Lawrence Bonner, Esq., at the address set forth below, either by hand-delivery or overnight courier. The timeliness of payments will be governed by when they are received at Mr. Bonner's office.

               5. In the event that Winners fails to pay Kalley any of the above payments within ten business days after the due date thereof, Kalley shall be entitled to the entry of a Final Judgment against Winners in the amount of $1,166,922.76, at a noticed hearing, after the filing of an affidavit of non-compliance by Kalley's attorney. The Court shall retain jurisdiction over Winners in order to enter such judgment.

               6. If Winners timely complies with its obligations in this settlement stipulation, the Court, upon application of Winners at a noticed hearing, shall enter an order of dismissal with prejudice as to Winners in the captioned case."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     (c) During the period from January 1, 1998 through June 30, 1998, the registrant privately offered and sold an aggregate of 9,157,533 shares of its unregistered, restricted common stock ("Shares"), in an amended private placement offering ("Offering") commenced on January 1, 1998, amended on April 30, 1998 and June 30, 1998, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares were sold to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act. Although the Shares were initially offered at prices varying between $ .075 or a percentage of the current market price in the open market, the Board of Directors determined, in the best interests of those parties participating in the Offering during said period, to fix the purchase price of the Shares at $.075 per share. This decision was made because of the volatility of the market price during that time period up through June 30, 1998. All of the Shares sold as of June 30, 1998 have been recorded at $.075. Accordingly, for the quarterly period ended June 30, 1998, 4,526,668 Shares were sold, amounting to $339,500.10. A breakdown of the proceeds is described below:

               Cash Proceeds                   $ 319,500.10
               Conversion of Debt Proceeds     $  20,000.00
               Less:  Commissions and Fees     $ (27,200.00)
                                               ------------
                         Total Net Proceeds    $ 312,300.00
                                               ============

     Conversion of Debt proceeds are from the cancellation of a $20,000 loan payable due and owing by the registrant in exchange for 266,667 Shares. Commissions and Fees are against the sale of 3,626,667 Shares, of which $19,600 was paid in cash and $7,600 was satisfied with the issuance of 101,333 Shares.

     During the quarterly period ended June 30, 1998, the registrant issued unregistered, restricted common stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

          (a) The registrant issued 3,000,000 shares of its unregistered, restricted common stock, in exchange for cancellation of $225,000 of indebtedness to a non-affiliated assignee of a creditor of the registrant.

          (b) The registrant issued 404,412 shares of its unregistered, restricted common stock, on behalf of its Urecoats subsidiary, pursuant to a Purchase and Sale Agreement dated October 30, 1997, and an Amendment to Purchase and Sale Agreement dated April 8, 1998 ("Creative Agreement"), as final payment for all right, title and interest to certain technologies involving polymer/rubberized asphalt roofing/sealant formulas/materials, and the rights and know-how for their manufacturing and application. This transaction was valued and recorded at $55,000.

          (c) The registrant issued 500,000 shares of its unregistered, restricted common stock, in payment of accrued salaries to Howard Weiser, an officer and director of the registrant. This transaction was valued and recorded at $25,000.

          (d) The registrant issued 20,000 shares of its unregistered, restricted common stock, as an employee bonus. This transactions was valued and recorded at $1,000.

          (e) The registrant issued 250,000 shares of its unregistered, restricted common stock, in payment of accrued consulting fees. This transaction was valued and recorded at $37,500.

          (f) The registrant issued 700,000 shares of its unregistered, restricted common stock, for consulting services, 500,000 of which were issued to Charles Gargano, a Director of the registrant. The transactions were valued and recorded at $47,000.

          (g) The registrant issued 100,000 shares of its unregistered, restricted common stock, for legal services rendered. This transaction was valued and recorded at $5,000.

ITEM 5.  OTHER INFORMATION
--------------------------

PENDING UTILITY PATENT APPLICATION

     The registrant's wholly-owned subsidiary, Urecoats, applied for patent protection on its "URECOATS 100" roofing product composition on August 19, 1998, with the United States Patent and Trademark Office. Urecoats purchased all right, title and interest to certain technologies involving polymer/ rubberized asphalt roofing/sealant formulas/materials, and the rights and know-how for their manufacturing and application, under the Creative Agreement as described elsewhere in this report. This first patent application is intended to apply to the polyurethane-rubberized bitumen coating and sealant for roofing and other applications. The title of the pending utility patent application reads as follows:

    "POLYURETHANE-RUBBERIZED BITUMEN INTERPENETRATING NETWORK COMPOSITIONS
         AS COATING AND SEALANTS FOR ROOFING AND OTHER APPLICATIONS."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

          27.1  RESTATED FINANCIAL DATA SCHEDULE - JUNE 30, 1997

          27.2  FINANCIAL DATA SCHEDULE - JUNE 30, 1998


     (b)  REPORTS ON FORM 8-K:

          Form 8-K filed on August 7, 1998 (Previously Submitted).

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on August 27, 1998.


WINNERS ALL INTERNATIONAL, INC.
         (Registrant)



/s/ Howard Weiser                               August 27, 1998
----------------------------                    ---------------
Howard Weiser                                   Date
President and Secretary


/s/ Edgar M. Reynolds                           August 27, 1998
----------------------------                    ---------------
Edgar M. Reynolds                               Date
Vice President and Treasurer

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         Restated Financial Data Schedule - June 30, 1997.

    27.2         Financial Data Schedule - June 30, 1998.