Form 10QSB
period 1998-09-30
WINNERS ALL INTERNATIONAL INC
filed 1998-11-17
CIK 875296

-----------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

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
     The number of shares of common Stock, par value $.01 per share, outstanding as of November 11, 1998 was 53,427,117 shares.
------------------------------------------------------------------------------

                       WINNERS ALL INTERNATIONAL, INC.

                                FORM 10-QSB

                            SEPTEMBER 30, 1998

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997 ...............................................    3-4

Condensed Consolidated Statements of Operations for the three months
and nine months ended September 30, 1998 and 1997 ...................    5-6

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1998 and 1997 ...................................    7-8

Notes to Condensed Consolidated Financial Statements.................   9-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................     11


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................   12-13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................   13-14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................      14


                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                       SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $             526   $          1,079
     Loans Receivable                             17,422                -0-
     Prepaid Expenses                            102,358             33,525
                                       ------------------  -----------------
          Total Current Assets                   120,306             34,604
                                       ------------------  -----------------
Property and Equipment, Net                      166,717             56,997
                                       ------------------  -----------------
Other Assets:
     Deposits                                     32,375             10,096
     Intangibles, Net                          2,645,823          4,242,266
                                       ------------------  -----------------
          Total Other Assets                   2,678,198          4,252,362
                                       ------------------  -----------------
               Total Assets            $       2,965,221   $      4,343,963
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements


                 WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                       SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Notes Payable                     $          50,000   $         85,000
     Accounts Payable and
       Accrued Expense                         1,011,881            790,231
     Loans Payable                                34,963            897,743
     Due to Related Parties                       87,857             35,329
                                       ------------------  -----------------
          Total Current Liabilities            1,184,701          1,808,303
                                       ------------------  -----------------
Commitments and Contingencies                    757,021            783,021
                                       ------------------  -----------------
Stockholders' Equity:
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       60,000,000 shares Authorized;
       52,838,284 Shares Issued &
       Outstanding, September 30, 1998;
       30,034,679 Shares Issued &
       Outstanding, December 31, 1997.           528,383            300,347
     Additional Paid-In-Capital               15,365,100         12,963,253
     Accumulated (Deficit) -
       Discontinued Operations                (9,095,944)        (9,095,944)
     Accumulated (Deficit) -
       Development Stage Operations           (5,829,075)        (2,470,052)
                                       ------------------  -----------------
          Total Stockholders' Equity           1,023,499          1,752,639
                                       ------------------  -----------------
               Total Liabilities and
                 Stockholders' Equity  $       2,965,221   $      4,343,963
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------

                                             1998              1997
                                      -----------------  -----------------
Revenues                              $          3,291   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Research and Development                  144,600             45,362
     General and Administrative                266,238            350,572
     Depreciation and Amortization              10,546              9,984
                                      -----------------  -----------------
          Total Costs and Expenses             421,384            405,918
                                      -----------------  -----------------
Net (Loss) from Operations                    (418,093)          (405,918)
                                      -----------------  -----------------
Extraordinary Income (Expense):
     Write Down of Intangibles              (1,643,635)               -0-
                                      -----------------  -----------------
Net (Loss)                            $     (2,061,728)  $       (405,918)
                                      -----------------  -----------------
Net (Loss) Per Common Share           $         (0.042)  $         (0.017)
                                      -----------------  -----------------
Weighted Average Shares Outstanding         49,607,451         24,487,716
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements


                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------

                                             1998              1997
                                      -----------------  -----------------
Revenues                              $          3,291   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Research and Development                  304,290            373,112
     General and Administrative              1,385,073            958,118
     Depreciation and Amortization              29,316             10,075
                                      -----------------  -----------------
          Total Costs and Expenses           1,718,679          1,341,305
                                      -----------------  -----------------
Net (Loss) from Operations                  (1,715,388)        (1,341,305)
                                      -----------------  -----------------
Extraordinary Income (Expense):
     Write Down of Intangibles              (1,643,635)               -0-
                                      -----------------  -----------------
Net (Loss)                            $     (3,359,023)  $     (1,341,305)
                                      -----------------  -----------------
Net (Loss) Per Common Share           $         (0.081)  $         (0.062)
                                      -----------------  -----------------
Weighted Average Shares Outstanding         41,436,482         21,737,716
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1998              1997
                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                               $     (3,359,023)  $     (1,341,305)
  Adjustments to Reconcile Net (Loss)

    to Net Cash (Required) by
    Operating Activities:
      Depreciation and Amortization                  29,316             10,075
  Changes in Assets and Liabilities:
      Loans Receivable and Expense
        Advances                                    (17,422)          (111,166)
      Prepaid Expenses                              (68,833)            (8,345)
      Deposits                                      (22,279)               -0-
      Stock Subscriptions Receivable                    -0-            (70,000)
      Accounts, Accrued Expenses and
        Payroll Taxes Payable                       195,650             66,217
      Due to Related Parties                         52,528                -0-
      Deferred Charges                                  -0-            (16,000)
                                           -----------------  -----------------
NET CASH (USED) PROVIDED BY OPERATING
  ACTIVITIES                                     (3,190,063)        (1,470,524)
                                           -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note Receivable:
    Terminated Stock Purchase Agreement                 -0-           (250,000)
  Acquisition of Property & Equipment              (127,849)           (25,626)
  Organization Costs                                    -0-               (208)
  License and Option Agreement                          -0-             (1,000)
  Loans to Company being Acquired                       -0-           (136,268)
  Acquisition of Intangibles                      1,585,256         (3,413,100)
  Deposits                                              -0-            (13,880)
                                           -----------------  -----------------
NET CASH (USED) BY INVESTING ACTIVITIES           1,457,407         (3,840,082)
                                           -----------------  -----------------




                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1998              1997
                                           -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of
    Common Stock                                  2,629,883          5,110,004
  Repayments of Loans                              (897,780)           192,753
                                           -----------------  -----------------
CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                      1,732,103          5,303,757
                                           -----------------  -----------------
NET INCREASE (DECREASE) IN CASH                        (553)             (6,849)
                                           -----------------  -----------------
CASH AT BEGINNING OF PERIOD                           1,079              8,815
                                           -----------------  -----------------
CASH AT END OF PERIOD                      $            526   $          1,966
                                           =================  =================

SUPPLEMENTAL CASH FLOW DATA:

  Non-Cash Financing Activities
    Legal Fees                                      145,250                -0-
    Acquisition of Intangibles                       55,000          3,413,100
    Consultants Fees                                507,725            308,400
    Repayment of Debts                            1,023,358             22,500
    Employee Compensation                             1,000                -0-
                                           -----------------  -----------------
      Total Non-cash Financing Activities  $      1,732,233   $      3,744,000
                                           =================  =================

See Accompanying Condensed Consolidated Financial Statements

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1998, and for the three month and nine month periods ended September 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1997, is derived from the registrant's Form 10-KSB for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

     Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1998.

     The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries, Urecoats International, Inc. ("Urecoats") and Designer Wear, Inc.
("Designer Wear"), for the nine months ended September 30, 1998; include the accounts of the registrant and Urecoats for the nine months ended September 30, 1997; and include the accounts of the registrant and Designer Wear for the three months ended September 30, 1997. All significant inter-company accounts and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 1997, have been restated to conform with the results indicated on the December 31, 1997 Form 10-KSB.

                WINNERS ALL INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INTANGIBLES
--------------------

     The registrant, on behalf of Designer Wear and ROK International, Inc. ("ROK"), has filed a lawsuit, in the United States District Court for the Southern District of Florida, against the Smith and Wesson Corporation ("Smith & Wesson") and its Director of Licensing and Merchandising, for:
Breach of a Trademark Licensing Agreement and the Implied Covenant of Good Faith and Fair Dealing; Promissory Estoppel; Tortious Interference with the Contractual Relationship between ROK and Designer Wear. The lawsuit seeks damages in the amount of $50,000,000 plus declaratory and injunctive relief. (See Part II - Item 1. Legal Proceedings of this report for more complete information.)

     It is the opinion of the registrant's litigation counsel that the Agreement between ROK and Smith & Wesson, under which ROK is entitled to a fifty percent (50%) share in the royalties collected by Smith & Wesson from Multiplinvest (Multiplinvest is an Italian company which entered into the Multiplinvest Agreement) ("Multiplinvest Agreement"), after ROK agreed to surrender its rights to certain territories), survives any termination of the Trademark Agreement, and will not be effected by the lawsuit. Designer Wear received notice, through ROK, that Smith & Wesson provided a default notice to Multiplinvest under the Multiplinvest Agreement. The registrant has not been notified at this time as to whether or not the default was cured and/or other curative measures were taken between Smith & Wesson and Multiplinvest to rectify the default under the Multiplinvest Agreement.

     In accordance with Statement of Accounting Standards (SFAS) #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the registrant records impairment losses on Long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Accordingly, as of September 30, 1998, the registrant has deemed an impairment loss of $1,643,635 from the re-valued Smith & Wesson Trademark Agreement and Goodwill arising from the acquisition of Designer Wear and ROK.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

QUARTER ENDED SEPTEMBER 30, 1998 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

     The registrant's research and development costs increased by $144,600 as the formula and testing for the Urecoats subsidiary sealant and coating product comes closer to final field testing. It is anticipated that the final field tests will occur in the fourth quarter of 1998. As a result of the 1998 third quarter results, including Designer Wear and its wholly-owned subsidiary, ROK International, Inc., general and administrative expenses increased $266,238; consisting of payroll costs of $77,180, royalty expenses of $830, general, selling and administrative costs of $36,523, consulting fees of $40,025, and professional fees of $111,680. Depreciation increased by $6,817 and amortization increased by $3,729.

FINANCIAL CONDITIONS

     The registrant has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(9,095,944); and recurring losses from development stage operations of $(5,829,075).

     The registrant currently does not have the liquidity or capital resources to fund Urecoats or Designer Wear without raising capital either from borrowing or from the sale of additional shares of stock. In 1998, the registrant raised approximately $976,815 through the sale of unregistered, restricted common stock. The registrant anticipates raising further financing through the sale of additional unregistered, restricted common stock. Management is continuing to negotiate with vendors and various legal counsel to resolve all claims and judgments from former discontinued operations.

    The registrant also anticipates further sources of financing from anticipated letters of credit. These letters of credit are related to the purchase order for delivery of the Urecoats sealant and coating product to Mexico.

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

                            PART II - OTHER INFORMATION
                            ---------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     (A) Designer Wear, Inc. and ROK International vs. Smith & Wesson Corporation and John S. Steele; and third-party defendants Laurence Sack, Howard Weiser and Winners All International, Inc.

     This proceeding is pending in the United States District Court for the Southern District Of Florida ("District Court"). Designer Wear, Inc. ("Designer Wear"), a wholly-owned subsidiary of the registrant, and ROK International, Inc. ("ROK"), a wholly-owned subsidiary of Designer Wear, filed a lawsuit against the Smith & Wesson Corporation ("Smith & Wesson") and John S. Steele ("Steele"), Smith & Wesson's Director of Licensing and Merchandising, on June 1, 1998, claiming: I. Breach of a Trademark Licensing Agreement and Implied Covenant of Good Faith and Fair Dealing; II. Promissory Estoppel; III. Tortious Interference with the Contractual Relationship between ROK and Designer Wear; and requesting a IV. Declaratory Judgment and IV. Permanent Injunction.

     Designer Wear received notice from Smith & Wesson, through ROK, of termination of ROK's License Agreement dated March 1, 1996, as amended August 23, 1996. Designer Wear and ROK management provided return notice to Smith & Wesson disagreeing with the termination notice and indicated the termination was not valid. The registrant's legal counsel and Smith & Wesson management attempted a resolution of the matter, however, a settlement was not reached as expected.

     Smith & Wesson filed an "Answer and Affirmative Defenses of Defendant Smith & Wesson to Plaintiffs' Complaint, Counterclaim and Jury Demand"
("Smith & Wesson Answer, Defenses and Counterclaims"), on July 13, 1998, alleging, among other things, unclean hands, reformation of the license, proper termination, defensive estoppel, and defensive waiver. The counterclaims were brought against Designer Wear, ROK, and third-party defendants Laurence Sack, Howard Weiser and the registrant (hereinafter collectively referred to as ("Registrant et. al."). The counterclaims are as follows: I. Federal trademark infringement; II. False description, false advertising, tarnishment and dilution; III. Common law trademark infringement;
IV. Common law unfair competition; V. Breach of contract; VI. Breach of implied covenant of good faith and fair dealings; VII. Duty to indemnify is valid and enforceable; VIII. Fraud; and IX. Conspiracy to commit fraud.

     The Registrant et. al. filed a "Motion to Dismiss Counterclaims and Incorporated Memorandum of Law" ("Counterclaim Dismissal Motion"), on or about August 4, 1998, in response to the Smith & Wesson Answer, Defenses and Counterclaims, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for dismissal of the counterclaims (and third-party claims) brought against them in I, II, III, IV, VI, VII, VIII, and IX, on the ground that they were insufficiently pled and should be dismissed for failure to state any claim upon which relief may be granted. In addition, Steele filed a motion to dismiss claims against himself and/or to transfer the action ("Steele Dismissal Motion"), on July 13, 1998. Designer Wear and ROK filed an opposition to the Steele Dismissal Motion, on or about July 27, 1998.

     The District Court ruled, on November 2, 1998, on the Counterclaim Dismissal Motion, to reserve any decision on the sufficiency of the counterclaims until any subsequent motions for summary judgment are filed or at time of trial. In addition, the Court, on November 2, 1998, denied the Steele Dismissal Motion, subject to the issue being revisited on any subsequent motions for summary judgment or at time of trial. The Registrant et. al., on or about November 9, 1998, filed their reply to the counterclaims in the Smith & Wesson Answer, Defenses and Counterclaims. Designer Wear and ROK are seeking damages of $50,000,000. Smith & Wesson is a subsidiary of Tompkins PLC in London, England.

     (B)  Stanley Farber vs. Winners All International, Inc.

     This proceeding is pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Stanley Farber ("Plaintiff"), on or about July 25, 1996, filed a complaint against the registrant ("Defendant") for Breach of an executive employment contract.
As a result of absence of counsel on behalf of the registrant (and without prior notice having been received by registrant), an initial default judgment was granted on or about December 30, 1996 and a final default judgment was awarded in July 1997. Registrant intends to have independent counsel review this matter with a view to a possible malpractice action against former litigation counsel.

     In 1997, the registrant retained counsel to appeal the final default judgment, however, it was affirmed by the Appellate Court. Plaintiff instituted enforcement proceedings seeking, among other things, a motion for the appointment of a receiver. The motion was heard and granted by the court, however, prior to the entry of an order, on November 16, 1998, registrant's current litigation counsel effectuated a partial settlement of the judgment, providing for the payment of an aggregate of $57,500 in two installments over the next two months and pay-out of the balance on mutually agreeable terms thereafter. In addition, in consideration of the issuance of 50,000 shares of restricted common stock of the registrant to Plaintiff, Plaintiff has agreed to forbear from taking any further steps with respect to its motion seeking further enforcement action. Also, the registrant's current litigation counsel is negotiating a proposed settlement of the alleged legal fees due Plaintiff's counsel.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     (c) During the period from January 1, 1998 through September 30, 1998, the registrant privately offered and sold an aggregate of 13,024,200 shares of its restricted common stock ("Shares"), in an amended private placement offering ("Offering") commenced on January 1, 1998, amended on April 30, 1998 and June 30, 1998, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares were sold to "Accredited Investors", as defined in Section 501(a) of Regulation D under the Act. Although the Shares were initially offered at prices varying between $ .075 or a percentage of the current market price in the open market, the Board of Directors determined, in the best interests of those parties participating in the Offering during said period, to fix the purchase price of the Shares at $.075 per share. This decision was made because of the volatility of the market price during that time period up through September 30, 1998. All of the Shares sold as of September 30, 1998 have been recorded at $.075. Accordingly, for the quarterly period ended September 30, 1998, 3,866,666 Shares were sold, amounting to $290,000. A breakdown of the proceeds is described below:

                         Cash Proceeds                   $   290,000
                         Less:  Commissions and Fees     $   (10,000)
                                                         ------------
                                   Total Net Proceeds    $   280,000
                                                         ============

     Commissions and fees amounting to $10,000 were paid to a consultant in connection with the sale of 1,333,333 Shares.

     During the quarterly period ended September 30, 1998, the registrant issued restricted common stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

          (a) The registrant issued 200,000 shares of restricted common stock, pursuant to a consulting arrangement, for the benefit of its Urecoats subsidiary. This transaction was valued and recorded at $13,000.

          (b) The registrant issued 600,000 shares of restricted common stock, on behalf of its Designer Wear subsidiary, for the benefit of ROK, pursuant to a May 14, 1998 amendment to the Acquisition Agreement, in cancellation of $604,858 of indebtedness owed by ROK, of which payment of $599,858 was guaranteed by Designer Wear. This transaction was previously reported in the registrant's Form 10-KSB for the year ended December 31, 1997.


          (c) The registrant issued 250,000 shares of restricted common stock, in payment of accrued consulting fees. This transaction was valued and recorded at $17,400.

          (d) The registrant issued 100,000 shares of restricted common stock, for consulting services, to Charles Gargano, a Director of the registrant. This transaction was valued and recorded at $9,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

          27.1  RESTATED FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1997

          27.2  FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1998

     (b)  REPORTS ON FORM 8-K:

          Form 8-K filed on August 7, 1998 - Previously Submitted

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on November 17, 1998.


WINNERS ALL INTERNATIONAL, INC.
         (Registrant)



/s/ Howard Weiser                               November 17, 1998
----------------------------                    -----------------
Howard Weiser                                   Date
President and Secretary


/s/ Edgar M. Reynolds                           November 17, 1998
----------------------------                    -----------------
Edgar M. Reynolds                               Date
Vice President and Treasurer

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         Restated Financial Data Schedule - September 30, 1997.

    27.2         Financial Data Schedule - September 30, 1998.