Form 10KSB
period 1998-12-31
URECOATS INDUSTRIES INC
filed 1999-04-16
CIK 875296

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from ______ to ______.

                        Commission File No.: 0-20101
                        ----------------------------

                          URECOATS INDUSTRIES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                      13-3545304
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

             Powerline Business Park
       4100 North Powerline Road, Suite F-1
             Pompano Beach, Florida                              33021
     ----------------------------------------                 -----------
     (Address of principal executive offices)                 (Zip  Code)

      Registrant's telephone number, including area code (954)977-5428 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $ .01
            --------------------------------------------------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for the fiscal year ended December 31, 1998 were $-0-. As of March 31, 1999, 68,550,284 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $10,873,041.
              DOCUMENTS INCORPORATED BY REFERENCE   -   None
-----------------------------------------------------------------------------

                                   PART I
                                   ------

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENTS

   Urecoats Industries Inc. (the "Company") is presently engaged, through its wholly-owned subsidiary, Urecoats International, Inc. ("Urecoats"), in the business of acquiring, developing, and marketing sealant and coating products containing recycled material in their composition, for use in various industries. The Company acquired Urecoats, a Florida corporation, organized in January 1997, and formed for the purpose of selling and marketing of a new line of sealant and coating products made in part with crumb rubber from recycled tires (the "Company" and/or its wholly-owned Subsidiary are herein referred to as the "Company"). Management's philosophy is based upon a belief that there is an increasing market demand for quality and cost-effective products, based on the global recycling movement and legislation aimed at identification and extraction of raw materials in solid waste. The Company is committed to acquiring and developing secondary use products, which incorporate recaptured raw materials in their composition, to supply the emerging present and future market demands for such products.

   In October 1997, Urecoats acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application. Urecoats is completing prototype development of a spray application system for a roofing product. The Company has set up a testing, training and laboratory facility, for various research and development related to the Company current sealant products. Urecoats is also developing in its new laboratory facility, an asphalt sealant product incorporating crumb rubber, for the pavement industry.

   In July 1997, the Company acquired another wholly-owned subsidiary, Designer Wear, Inc. ("Designer Wear" or "DWI"). DWI, a Florida corporation organized in August 1996, was engaged in the business of acquiring license agreements for the design, contract manufacturing, sale and worldwide distribution of branded merchandise products. Designer Wear originally was focusing on sales, marketing and distribution of a line of socks, using the name, likeness, signature, and image of the late American actor "James Dean" under a trademark license agreement. In October 1997, Designer Wear acquired ROK International, Inc. ("ROK"), which was a development-stage business, primarily involved in the promotion and sales of Smith and Wesson corporation trademark properties, pursuant to a Trademark License Agreement, for apparel and accessories.

   Due to a disagreement between the Company, Designer Wear, ROK, and Smith and Wesson regarding Smith & Wesson's alleged improper termination of ROK's Trademark License Agreement, the Company ceased all activities related to Branded Merchandise operations. (See Historical Information and Legal Proceedings for more details.)

INDUSTRY OVERVIEW

   Total sales of adhesives, sealants and coatings in the United States were approximately $26.4 billion in 1996. Adhesives, sealants and coatings are used in a wide range of products with applications in numerous industries, including: industrial, consumer, construction, automotive, aerospace and packaging. Typical industrial applications include corrosion resistant industrial coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components and numerous other diverse applications. Consumer applications include various consumer-applied adhesives such as white glues, caulks and sealants, architectural coatings and miscellaneous do-it-yourself sealing applications for bathtub and kitchen fixtures. Automotive market applications include the use of primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives. Packaging industry applications include carton, corrugated box and flexible consumer packaging adhesives, seam sealers and container coatings. Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

   The U.S. adhesives, sealants and coatings industry is highly fragmented with over 500 competitors, and has grown from approximately $13.8 billion in 1986 to approximately $26.4 billion in 1996, representing a compound annual growth rate of 6.7%. Continued future growth is expected to result from the trend of the industry to create simpler design and manufacture, lower costs, improve bonding of dissimilar materials, reduce weight, vibration and corrosion in new applications.

   Additional industry growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Total worldwide sales for adhesives, sealants and coatings were approximately $75.2 billion in 1996. In 1996, the United States accounted for approximately 35% of worldwide sales, while Europe accounted for approximately 40% of worldwide sales and Japan accounted for approximately 12% of worldwide sales. Sales to the remainder of the world accounted for approximately 13% of total industry sales. Developing markets are currently under-penetrated with respect to the use of adhesives, sealants and coatings. Strong growth is expected in these markets, particularly in the Far East, Eastern Europe and Latin America.

PRODUCTS

   The Company purchased two proprietary Polymer Roofing/Sealant Formulas/Materials, and certain technologies for their manufacturing and application, from Creative Chemical Company (3C) ("Creative Chemical"), under a Purchase and Sale Agreement dated October 30, 1997. Urecoats has developed its first polymer roofing/sealant product from one of the two formulas and is presently concentrating on completing development of the prototype spray system, which is required for application of the product.

   Urecoats also entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owner and inventor, respectively, of the formulas purchased by Urecoats International, including certain technologies for their spray application (collectively referred to as "Raja Agreement"). Dr. Raja is President of Creative Chemical and a chemist dedicated to researching, developing and commercializing products incorporating recovered recycled raw materials in their composition. Pursuant to the Raja Agreement, Dr. Raja is performing various services, including but not limited to, supporting commercialization efforts of the Roofing Product, development of the first spray application prototype, product enhancements, new product developments, product testing and analysis of results, identifying and establishing criteria for certification of products with appropriate authorities, and overseeing the laboratory. Dr. Raja has notified management, pursuant to a provision in the Raja Agreement giving him the right to convert from a consultant to a full-time employee, where he will become the Director of Research and New Product Development. Dr. Raja has more than 15 years experience in research and development related to polymer industries. He has written more than 60 research papers in several journals and books.
He has developed and commercialized several products and technologies including products containing recycled rubbers and plastics.

   The Company also entered into a Consulting Agreement on January 31, 1999, effective January 1, 1999, with R. Uma Umarani, Ph.D. ("Dr. Umarani"), a chemist, for the research and development of an asphalt sealant formula.

   Urecoats has retained various other consultants, which are capable, skilled and experienced in the different fields necessary for the continued development of its innovative technologies.

NEW PRODUCTS

   Urecoats introduced its first product made for the roofing industry, named "URECOATS 100" ("Roofing Product"), which is a tri-polymer system made from polyurethane, crumb rubber from recycled tires and other chemicals. URECOATS 100 is black in color, comprised of a proprietary formula and applied through a specially designed application system. A one coat reflective paint is under development for coloring the Roofing Product. URECOATS 100 is designed as an elastomeric material with maximum elastic recovery.

MARKETS AND STRATEGY

   The Company focuses on select value-added niche markets in which it can establish strong market positions and have advantages in product development, manufacturing and distribution.

   The Company has identified the $20 billion Roofing Industry for the introduction of its first Product. Urecoats has primarily concentrated marketing and distribution efforts on Mexico since its inception in January 1997. In connection therewith, the Company has retained several business and marketing consultants in Mexico, most notably Antonio Domit, a distinguished businessman in Mexico, for support in marketing URECOATS 100 in Mexico, Central America and South America.

   The Company plans to continue implementation of product development for value-added end-use applications in higher growth market segments, particularly sealant and coatings which facilitate recycling and other environmentally-friendly sealants and coatings. Management believes the Company's technologies provide it with advantages in the development of new products and the penetration of new markets.

   The Company intends to continue to pursue additional strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings industry will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence.

   Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Management also believes it has a world class rubber sealant membrane that will enhance and change many industries.

MANUFACTURING, PACKAGING AND DISTRIBUTION

   The production of sealants and coatings is a multi-stage process which involves extensive formulation, mixing and in some cases, chemical synthesis. Following one or more of these processes, the product is packaged in totes, drums, pails, cartridges or other delivery forms for sale based upon the customer's requirements. Principal manufacturing processes include blending, polymerization and extrusion. Blending consists of dissolving or dispersing various compounds in organic solvents or water. In polymerization, urethane polymers are synthesized in closed reactor systems. Extrusion consists of feeding formulated materials through an extruder to compound pressure sensitive products.

   Urecoats has initiated plans to handle initial URECOATS 100 manufacturing, packaging and distribution through contract manufacturers. These contract manufacturers will prepare the various components of the product, as specified by Urecoats, provide for private label packaging and assist with shipping of product components to Mexico or elsewhere, for distribution to the customer. The Company is also considering establishing a subsidiary to handle its future manufacturing, packaging and distribution needs.

RESEARCH AND DEVELOPMENT

   The Company's subsidiary, Urecoats presently conducts research and development activities, primarily related to products containing recycled materials in their formula and spray application systems, through outside consultants.

   As mentioned above, Urecoats retained Dr. Umarani, to concentrate on research and development of an asphalt sealant formula ("Asphalt Project") made for the pavement industry. The goal of the Asphalt Project is to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today.

    The formula will be proprietary and based on similar chemical technologies used in the Roofing Product and include a recycled material as part of its composition. Preliminary experiments for water and gasoline resistance and adhesion to asphalt blocks of different natures collected from numerous sites were performed to decide on the composition of the sealant. Leveraging its existing spray application technologies from the Roofing Product, Urecoats is designing a prototype spray applicator to try the sealant spray on asphalt blocks. Finalization and fine tuning of the components and composition will be done after simultaneous lab testing and spray on asphalt blocks. Additionally, steps are being taken to set up a testing program for product approval from the Department of Transportation.

   The Company expended approximately $672,228 on research and development of products and spray application systems for the year ended December 31, 1998.

ENVIRONMENTAL COMPLIANCE

   The Company is subject to extensive laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and the remediation of contamination, and otherwise relating to health, safety and protection of the environment. The URECOATS 100 product contains urethanes, which are supplied by major chemical manufacturers and/or suppliers and include directions and safety precautions for handling. At present, the Company does not perform actual manufacturing operations and does not anticipate any material exposure to that end. The Company is presently investigating the potential costs and impact of environmental compliance, if any, with the use, handling and application of its products and application systems.

EMPLOYEES AND CONSULTANTS

   The Company and its subsidiaries have seven full-time employees and twelve consultants performing various necessary corporate and operations functions.

COMPETITIVE CONDITIONS

   The adhesives, sealants and coatings industry is highly competitive. The industry is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. Based upon available data, management believes that no one company holds a dominant position on a national basis. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Due to the uniqueness of the technologies, ease of application, cost savings, and the environmental marketing component (from the incorporation of crumb rubber from recycled tires in its formula), that it can achieve a competitive niche in that market.

   The Company believes its has the competitive strengths (technological expertise and management team), to enable it to maintain its existing customer relationship, attract new potential customers, enter new markets, and develop additional products and applications. In addition, the Company has enhanced its technological expertise both through cooperative research and development efforts and joint technological alliances with world renown manufacturers and equipment companies, such as Gusmer-Admiral, Inc.

   Moreover, management firmly believes its Roofing Product and developing Asphalt Product, are uniquely formulated and new to their respective industries, based upon available research and written feedback from the independent roofing testing company described elsewhere in this report. Therefore, there appears to be no direct competition in the marketplace for these products. Further research and tests are currently being done to confirm this conclusion.

RAW MATERIALS

   The Company uses a variety of specialty and commodity chemicals in its formulas. These raw materials are generally available from numerous independent suppliers and purchases of raw materials are typically on a spot basis. URECOATS 100 includes urethanes and a proprietary component incorporating crumb rubber from recycled tires. The urethanes are readily available in the marketplace, while the proprietary component must be specially formulated.

PRINCIPAL SUPPLIERS

   Urecoats is presently negotiating more competitive pricing with various well known suppliers of the urethane components, and three suppliers for another proprietary component, of the URECOATS 100 formula. Urecoats established a working relationship with a worldwide leader in the design, manufacture and distribution of polyurethane and hybrid urethane systems, for the manufacture of certain portions of its prototype spray application system. The world renowned company, GUSMER-ADMIRAL, Inc. ("Gusmer-Admiral"), a subsidiary of Gusmer Machinery Group, Inc., has been working hand-in-hand with Urecoats employees and consultants, on implementing engineering and design changes, simplification, automation, enhancements, reliability, consistency of raw material supply, safety measures, and ease of use by spray applicators. (See "http://www.gusmer.com")

MAJOR CUSTOMERS

   Although no purchase orders have been finalized to date, Urecoats is maintaining a relationship with its customer in Mexico, Ipseal De Mexico, S.A. de C.V. ("Ipseal"), for sales of the Product. However, the Company and Urecoats are in active discussions with another entity in Mexico, for the potential marketing, distribution and licensing of URECOATS 100 in Mexico, Central America and South America.

PATENTS, TRADEMARKS AND LICENSES

   The Company has submitted information on its proprietary formula and specially designed spray application system, to its intellectual property legal counsel for review and, in August 1998, the formula became the subject of a utility patent application filed by the Company with the United States Patent and Trademark Office ("USPTO"). The prototype spray application system is still being reviewed at this time.

   The Company utilizes URECOATS 100 as a trademark name and is presently marketing the Roofing Product under that trademark name. Management also performed trademark research on the name "Rubber Sealant Membrane (RSM)", which trademark will be used for sales and marketing efforts. Trademark and servicemark applications are presently being prepared and expected to be filed with the USPTO during the second quarter of 1999.

GOVERNMENTAL REGULATION

   Urecoats is presently researching governmental approvals, if any, required for its Roofing Product. To be sure, Urecoats has established a partnership with an independent roof testing company, which is presently working with Dr. Raja in setting up a suitable test program for URECOATS 100. The testing company is also working with Dade County, Florida officials in preparing a test program for approval of the URECOATS 100 Roofing Product.

   The Company is presently researching governmental regulations, if any, applicable to the manufacture, sales, distribution and application, of its Roofing Product. Although no assurance can be given, management does not anticipate any lengthy or costly governmental restrictions.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

   Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail; this problem may occur as early as calendar year 1999. The Company has received notifications from its various vendors, suppliers, and equipment manufacturers, of their Year 2000 compliant systems. The Company also has updated its computer systems and hardware to be Year 2000 compliant. However, there still remains a slight risk for the Year 2000 compliance of those with whom the Company does business, primarily third party payors.

HISTORICAL INFORMATION

   The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. ("NCC"), on January 14, 1991. The Company underwent a recapitalization, reverse merger, discontinued its pre-merger NCC operations, changed its name to Winners All International, Inc., and began post-merger random lottery operations relating to a surviving wholly-owned subsidiary, in 1993. On January 29, 1997, a Special Meeting of the Board of Directors recognized and resolved, that as a result of the permanent impairment of operational assets relating to its random lottery operations, a measurement date of January 29, 1997 was established to abandon those operations, effective for the year ended July 31, 1995. Since that determination, the Board restructured its operations, reorganized management, rebuilt shareholder value, is complying with Exchange Act reporting requirements, and continuing to settle former outstanding material legal matters relating to the abandoned random lottery operations.

SUBSEQUENT EVENTS

   On February 8, 1999, shareholders of the Company authorized an amendment to the Company's Restated Certificate of Incorporation increasing the authorized common stock of the Company from a total of 60,000,000 shares of common stock to 100,000,000 shares of Common Stock; authorized an amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to Urecoats Industries Inc.; and ratified the Company's 1999 Consultant and Employee Stock Purchase and Option Plan covering a total of 8,000,000 shares of common stock. (See Exhibits 3.1, 3.2, 99.1 and 99.2)

ITEM 2.  PROPERTY
-----------------

   The Company does not own any real property. The Company's subsidiary, Urecoats, entered into two separate leases commencing on July 1, 1998 and terminating on July 31, 2001, for corporate offices and a testing laboratory and training facility for sealant and spraying products. The officers are located in the Powerline Business Park located at 4100 North Powerline Road, Suite F-1 and I-4, respectively, Pompano Beach, Florida 33073. The Company and its subsidiaries all reside in these premises.

   The Company has made substantial improvements to the leased premises, especially the construction of twelve offices for existing and future personnel in Suite F-1. The Company constructed specially designed spray and chemical storage rooms, which included installation of safety equipment, conference, training and other storage rooms, and a laboratory for two chemists, in Suite I-4.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

   (1)  Designer Wear et. al. vs. Smith & Wesson et. al.

   Designer Wear received notice from the Smith and Wesson corporation ("Smith & Wesson"), through ROK, of termination of ROK's Trademark
License Agreement dated March 1, 1996, as amended August 23, 1996.
Designer Wear and ROK management served notice to Smith & Wesson on the validity of the termination notice. Although the Company's litigation counsel and Smith & Wesson management attempted a resolution of the matter, Designer Wear and ROK filed a lawsuit against Smith & Wesson and John S. Steele ("Steele"), its Director of Licensing and Merchandising, on June 1, 1998 in the United States District Court for the Southern District Of Florida, claiming, among other things, breach of a trademark licensing agreement and the implied covenant of good faith and fair dealing, tortious interference with the contractual relationship between ROK and Designer Wear and requested a declaratory judgment and permanent injunction. Designer Wear and ROK are also seeking damages of $50,000,000. Smith & Wesson is a subsidiary of Tompkins PLC in London, England.

   Smith & Wesson filed an "Answer and Affirmative Defenses of Defendant Smith & Wesson to Plaintiffs' Complaint, Counterclaim and Jury Demand" ("Smith & Wesson Answer, Defenses and Counterclaims"), on July 13, 1998, in the United States District Court For The Southern District Of Florida, alleging, among other things, unclean hands, reformation of the license, proper termination, defensive estoppel, and defensive waiver.

   The Company filed a "Motion to Dismiss Counterclaims and Incorporated Memorandum of Law", on or about August 4, 1998. In addition, Steele filed a motion to dismiss claims against himself and/or to transfer the action, on July 13, 1998, in the United States District Court For The Southern District Of Florida. Designer Wear and ROK filed an opposition to this motion, on or about July 27, 1998, in the United States District Court For The Southern District Of Florida. This litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. At this time, the outcome of this litigation cannot be determined.

   (2) Stanley Farber vs. the Company et. al.

   On July 25, 1996, Stanley Farber ("Farber"), Plaintiff, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Plaintiff sued the Company and Davidoff and Molito, former legal counsel for the Company, for Breach of an executive employment contract. As a result of absence of counsel on behalf of the Company, a final judgment of $142,187 was awarded on July 21, 1997. Subsequently, in 1997, the Company retained Counsel to appeal the final judgment, however, it was affirmed by the Appellate Court.

   Farber's counsel attempted to collect the amount of the judgment from the Company by a Writ of Execution and Instructions For Levy served on the Company dated June 15, 1998, which demanded payment of the judgment amount in cash or turning over possession of all the stock certificates of the Company's subsidiaries. The Company did not pay the judgment or turn over the stock certificates. On September 10, 1998, Farber's counsel filed a Motion for Contempt, which motion requested the Court to grant an order demanding turning over the stock certificates to Farber and appointment of a receiver. On October 7, 1998, the Court granted an Order demanding the Company to turn over the stock certificates and denied the request to appoint a receiver. Pursuant to the Order, the Company was given 10 days to turn over the certificates or by October 17, 1998, or the Court would entertain the Motion for Contempt. The Company did not turn over possession of the stock certificates, upon advice of counsel, based on the fact that the stock certificates were in the custody of the Company's legal counsel in New York and the Court lacked jurisdiction to demand such action from an out of state jurisdiction. On October 16, 1998, Farber's counsel filed a Renewed Motion for Contempt and Order Appointing Receiver, which Order was granted by the Court. However, prior to the appointment of a receiver, the Company's litigation counsel effectuated a settlement on the pay-out of the judgment on mutually agreeable terms on November 16, 1998. In connection with the settlement, the Company agreed to issue 50,000 shares of its restricted common stock to Farber, for his agreement to forbear the appointment of a receiver under the Order granted by the Court. As of the date of this report, the Company has paid $110,000 to Farber. The balance of the amount due, including a settlement on alleged attorney's fees due to Farber's counsel, is $77,500. The Company has agreed to pay $25,000 per month until the judgment and attorney's fees settlement are paid in full. The Company's litigation counsel continually attempts to satisfy the remaining amount due under the judgment and settlement of attorneys fees, from the issuance of restricted common stock.

   (3)  Raymond Kalley et. al. vs. the Company

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

   The Company's litigation counsel effectuated a settlement of this matter and a "Stipulation For Settlement" was entered into between the parties. The Stipulation For Settlement dated August 10, 1998, was recorded in the United States District Court for the Southern District of Florida, Miami Division, and its pertinent details follow:

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

   Raymond Kalley agreed to extend the date after which he could exercise his option to demand the repurchase of the 350,000 shares of the Company's restricted common stock that were issued to him pursuant to the above described Stipulation For Settlement. The agreed extension is for a period of sixty days, through April 16, 1999.

   (4)  AG Industries vs. the Company, et. al.

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

   (5)   Other Legal Matters

   Other judgments against the Company total approximately $77,000. Management is seeking settlements on the payment under these judgments. The outcome of these negotiations cannot be determined at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.  (See Item 1. Subsequent Events)

                                 PART II
                                 -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET FOR COMMON EQUITY

   The Company's common stock is traded over-the-counter on the NASDAQ Bulletin Board primarily in the United States and Canada. The following table sets forth range of high and low bid information for the Company's common stock for each quarter within the last two fiscal years ending December 31, 1998 and options to purchase common stock for each quarter within the last fiscal year. The information provided below was obtained from NASDAQ Trading & Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                 COMMON STOCK              OPTIONS
                              ------------------     -------------------

        PERIOD                  HIGH       LOW         HIGH        LOW
------------------------      --------   -------     --------    -------
January 1, 1997 -                --         --          N/A        N/A
          March 31, 1997        .54        .46          N/A        N/A

April 1, 1997 -                 .60        .50          N/A        N/A
           June 30, 1997        .51        .42          N/A        N/A

July 1, 1997 -                  .48        .47          N/A        N/A
      September 30, 1997        .51        .38          N/A        N/A

October 1, 1997 -               .51        .42          N/A        N/A
          December 31, 1997     .32        .25          N/A        N/A

January 2, 1998 -               .27        .27         .27         .27
         March 31, 1998         .17        .165        .17         .165

April 1, 1998 -                 .17        .165        .17         .165
         June 30, 1998          .22        .18         .22         .18

July 1, 1998 -                  .21        .19         .21         .19
         September 30, 1998     .17        .13         .17         .13

October 1, 1998 -               .17        .135        .17         .135
         December 31, 1998      .28        .26         .28         .26


   As of the close of business on March 31, 1999, there were 298 holders of record, respectively, of common stock. The Company believes it has over 1,800 beneficial owners of its common stock.

   The Company has not paid any cash dividends on its common stock for the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

CURRENT OPERATIONS

   The Company continues expenditures in research and development, and expansion of product line, for the development of "URECOATS 100". This Roofing Industry product, with worldwide marketability, is the first product, in a line of products utilizing recycled material in their composition, for the sealant and coating industry.

   Settlements of litigation and judgments arising from discontinued former operations were a focus of Management during 1998.

   As a result of pending litigation, recurring losses and limited resources, the Board of Directors approved resolutions to discontinue the activities of Designer Wear and ROK. Management believes that in order to maximize resources, the discontinuance of Branded Merchandise products operations was necessary in restructuring the Company towards profitable activities.

RESULTS OF OPERATIONS

   1998

   Selling, General and Administrative costs of $329,757, consisted of $204,697 for personnel costs; $40,706 for shareholder communications and stock transfer costs; $32,000 for loan fees; $27,930 for travel; and $24,424 for miscellaneous expenses.

   Research and Development expenditures of $672,228, consisted of $24,412 for materials; $372,992 for technical consultants; $33,904 for demonstrations; $80,000 for salaries; $11,025 for auto expenses; $21,427 for rent; $14,265 for telephone; $37,389 for travel and entertainment; and $76,814 for miscellaneous expenses.

   The Company also incurred a loss of $(3,833,214), which included the write-off of intangibles of $3,433,750, relating to discontinued Branded Merchandise product operations.

   1997

   Selling, General and Administrative costs of $310,793, consisted of $196,667 for salaries; $35,599 for rent; $7,123 for telephone costs; $20,986 for shareholder communications and stock transfer costs; $10,757 for computer services; and $39,661 for miscellaneous expenses.

   Included in research and development costs of $623,784 is a charge of $515,000 arising from the initial search for the development of a product for the sealant and coating industry. Other expenditures were for demonstration of product costs.

   The Company incurred $450,127 of expenses related to its discontinued Branded Merchandise product operations.

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

LIQUIDITY AND CAPITAL RESOURCES

   1998

   The Company expects to fund its anticipated cash requirements from the private sale of additional shares of restricted stock. In 1998, the Company raised approximately $1,279,600 through the private sale of additional shares of restricted common stock. The Company incurred $296,747 of additional debt from related parties and note holders. The Company utilized $185,008 for equipment acquisitions, $62,500 for settlement of lawsuits and $1,032,092 for operating activities. The Company continues to anticipate further sources of financing from letters of credit resulting from sales of product. In addition, the Company intends to reduce its debt and payables through the issuance of additional shares of restricted common stock.

   1997

   The Company received approximately $1,127,709 from the sales of common stock and loans and expensed $147,274, net, on acquisition of intangibles, $27,789, net, on property and equipment, and approximately $951,567, net, on operating activities.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT-STAGE COMPANY)
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES




                                                                       PAGE
                                                                      ------
INDEPENDENT AUDITOR'S REPORT ................................             17

CONSOLIDATED BALANCE SHEET ..................................             18

CONSOLIDATED STATEMENTS OF OPERATIONS .......................             19

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) ..........             20

CONSOLIDATED STATEMENTS OF CASH FLOWS .......................          21-22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................          23-39



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

                          BAUM & COMPANY, P.A.
                    4310 SHERIDAN STREET, SUITE 202
                        HOLLYWOOD, FLORIDA 33021

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------

Board of Directors and Stockholders
Urecoats Industries Inc.

   We have audited the accompanying consolidated balance sheet of Urecoats Industries Inc. (formerly "Winners All International, Inc.") as of December 31, 1998, and the related consolidated statement of stockholders' (deficit) for the year then ended, and the related consolidated statements of operations and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our
opinion.   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urecoats Industries Inc. as of December 31, 1998 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 2 and 3 to the consolidated financial statements, the Company has suffered recurring losses, has discontinued a segment of operations, and is in the continuous process of seeking additional capital, which outcome cannot currently be determined. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   As described in Note 12, the Company is currently involved in a number of lawsuits, many of which the outcome or final settlement cannot be reasonably determined at the present time.

/s/ Joel S. Baum
----------------------------
Joel S. Baum, C.P.A
Baum & Company, P.A.
Certified Public Accountants
Hollywood, Florida

April 14, 1999                     Page 17

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1998


                                   ASSETS
                                   ------
Current Assets:
     Cash                                                  $        102,801
     Loans Receivable                                                21,042
     Prepaid Expenses                                                39,535
                                                           ----------------
          Total Current Assets                                      163,378
                                                           ----------------
Property and Equipment, Net (Notes 1,6)                             207,036
                                                           ----------------
Other Assets:
     Intangibles, Net (Notes 1,7)                                   997,777
     Deposits                                                         5,227
                                                           ----------------
          Total Other Assets                                      1,003,004
                                                           ----------------
               Total Assets                                $      1,373,418
                                                           ================

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                  ---------------------------------------

Current Liabilities:
   Accounts Payable and Accrued Expenses (Note 9)          $      1,460,515
   Loans Payable (Note 10)                                           72,752
   Notes Payable (Note 8)                                           184,453
   Due to Related Parties (Note 11)                                 232,623
                                                           ----------------
        Total Current Liabilities                                 1,950,343
                                                           ----------------
Commitments and Contingencies (Note 12)                             685,114
                                                           ----------------
Stockholders' (Deficit):
   Preferred Stock, $1.00 Par Value, 2,000,000 Shares
     Authorized; Series A Convertible, 750,000 Shares
     Authorized; Issued & Outstanding, 62,500 Shares
     Unconverted (Less Offering Costs of $7,465)                     55,035
   Common Stock $.01 Par Value, 60,000,000 shares
     Authorized; 58,992,784 Shares Issued & Outstanding             589,928
     Additional Paid-In-Capital                                  15,806,185
     Accumulated (Deficit) - Discontinued Operations            (13,379,285)
     Accumulated (Deficit) - Development Stage Operations        (4,333,902)
                                                           ----------------
        Total Stockholders' (Deficit)                            (1,262,039)
                                                           ----------------
             Total Liabilities and Stockholders' (Deficit) $      1,373,418
                                                           ================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                               DEVELOPMENT
                              DEVELOPMENT         STAGE
                                 STAGE         OPERATIONS
                              OPERATIONS       (INCEPTION)       CUMULATIVE
                              YEAR ENDED       DECEMBER 31,     DEVELOPMENT
                             DECEMBER 31,          1997            STAGE
                                 1998       (RESTATED NOTE 3)   OPERATIONS
                            --------------  -----------------  ------------
Revenues                    $          -0-  $             -0-  $        -0-
                            --------------  -----------------  ------------
Costs and Expenses:
  Selling, General and
    Administrative                 329,757            310,973       640,730
  Professional Fees                490,576            261,273       751,849
  Depreciation and
    Amortization                    32,291              3,226        35,577
  Research and Development         672,228            623,784     1,296,012
  Consulting Fees                  789,125            820,669     1,609,794
                            --------------  -----------------  ------------
    Total Costs and Expenses     2,313,977          2,019,925     4,333,902
                            --------------  -----------------  ------------

Net(Loss)From Development
  Stage Operations              (2,313,977)        (2,019,925)   (4,333,902)
                            --------------  -----------------  ------------

(Loss) From Discontinued
  Operations                    (3,833,214)          (450,127)
                            --------------  -----------------

Net(Loss)                   $   (6,147,191) $      (2,470,052)
                            ==============  =================

Net(Loss)Per Common Share
  Basic and Dilutive
    Development Stage
      Operations            $        (.041) $           (.091)
    Discontinued
      Operations                     (.069)             (.020)
                            --------------  -----------------
        Total               $        (.110) $           (.111)
                            ==============  =================

Weighted Average Shares
  Outstanding                   55,915,534         22,339,736
                            --------------  -----------------




         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                            DECEMBER 31, 1998


                      Preferred Stock      Common Stock
                          Amount              Amount
                      ---------------  --------------------

                                                             Additional
                                 PV                   PV       Paid-In
                      Shares   $1.00     Shares      $.01      Capital
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1997     62,500  $55,035  30,034,679  $300,347  $12,963,253

Issuance of Stock         --       --  28,958,105  $289,581  $ 2,842,932

Net(Loss)
for the Year              --       --          --        --           --
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1998     62,500  $55,035  58,992,784  $589,928  $15,806,185
                      ======  =======  ==========  ========  ===========




                                         Development
                       Discontinued         Stage
                        Operations        Operations          Total
                       Accumulated       Accumulated      Stockholder's
                        (Deficit)         (Deficit)         (Deficit)
                       ------------      -----------      -------------
Balance at
December 31, 1997      $ (9,546,071)(1)  $(2,019,922)(1)  $   1,752,639

Issuance of Stock                --             --            3,132,513

Net(Loss)
 for the Year            (3,833,214)     $(2,313,977)     $  (6,147,191)
                       ------------      -----------      -------------
Balance at
December 31, 1998      $(13,379,285)     $(4,333,902)     $  (1,262,039)
                       ============      ===========      =============

----

(1)  RESTATED NOTE 3.





        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          DEVELOPMENT      DEVELOPMENT STAGE
                                             STAGE            OPERATIONS
                                           OPERATIONS         (INCEPTION)
                                           YEAR ENDED      DECEMBER 31, 1997
                                        DECEMBER 31, 1998  (RESTATED NOTE 3)
                                        -----------------  -----------------
Cash Flows from Operating Activities:
  Net(Loss)
    Development Stage Operations        $      (2,313,977) $      (2,019,925)
    Discontinued Operations                    (3,833,214)          (450,127)

  Adjustments to Reconcile Net(Loss)
    to Net Cash (Required)by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations             32,291              3,226
          Discontinued Operations                     ---             14,924

      Changes in Assets and Liabilities:
          Prepaid Expenses                        (39,535)               -0-
          Loans Receivable                        (21,042)               -0-
          Deposits                                  3,553             (8,780)
          Accounts Payable                        856,292            604,233
          Due to Related Parties                  197,294             35,329
          Decrease in Commitments and
            Contingencies                         (97,907)               ---
          Net Assets and Liabilities of
            Discontinued Operations              (163,814)            68,004
                                        -----------------  -----------------
             Net Cash (Required) by
               Operating Activities            (5,380,059)        (1,753,126)
                                        -----------------  -----------------
Cash Flows from Investing Activities:
  Acquisition of Property and Equipment
    Development Stage Operations                 (185,008)           (28,780)
    Discontinued Operations                           ---            (35,287)

  (Acquisition) Write-off of Intangibles
    Development Stage Operations                  (83,936)          (913,490)
    Discontinued Operations                     3,343,750         (3,343,750)
                                        -----------------  -----------------
             Net Cash Provided(Required)
               by Investing Activities          3,074,806         (4,321,307)
                                        -----------------  -----------------






         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)


                                          DEVELOPMENT      DEVELOPMENT STAGE
                                             STAGE            OPERATIONS
                                           OPERATIONS         (INCEPTION)
                                           YEAR ENDED      DECEMBER 31, 1997
                                        DECEMBER 31, 1998  (RESTATED NOTE 3)
                                        -----------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock        3,132,513          5,092,769
  Proceeds from Issuance of Notes                  99,453             85,000
  (Decrease)Increase from Loans                  (824,991)           897,743
                                        -----------------  -----------------
    Net Cash Provided by Financing
     Activities                                 2,406,975          6,075,512
                                        -----------------  -----------------
       Net Increase(Decrease) in Cash
         Development Stage Operations             109,842                 73
         Discontinued Operations                   (8,120)             1,006
                                        -----------------  -----------------
           Net Increase in Cash         $         101,722  $           1,079
                                        =================  =================



Supplemental Disclosure of Cash Flow Information (Note 16)

























         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

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

ORGANIZATION

   The Company was incorporated in October 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. ("NCC") in January 1991. In September 1993, NCC purchased Winners All Limited ("WAL"). This acquisition was treated as a re-capitalization. The re-capitalization was accounted for as a reverse acquisition, with WAL the surviving successor. On October 27, 1993, the legal name of the Company was changed to Winners All International, Inc. The Company was operationally inactive from August 1, 1995 through January 26, 1997. Pursuant to a January 29, 1997 Board of Directors meeting, resolutions pertaining to discontinue all former operations, retroactive to the year ended July 31, 1995, were ratified. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. During 1997, the Company acquired all of the issued and outstanding capital stock of Urecoats International, Inc. ("Urecoats") and Designer Wear, Inc. ("DWI"). On October 8, 1997, DWI acquired all of the issued and outstanding capital stock of ROK International, Inc. ("ROK"). On February 8, 1999, the legal name of the Company was changed to Urecoats Industries Inc. (the "Company").

BUSINESS

   Urecoats is engaged in the acquisition, formulation, marketing and distribution of sealant and coating products containing recycled materials in their compositions. The Board of Directors passed a unanimous resolution dated April 14, 1999, in lieu of a Special Meeting pursuant to Notice, to discontinue the Branded Merchandise operations, retroactive for the year ended December 31, 1998. (See Note 3)

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

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

PROPERTY AND EQUIPMENT

   Property and equipment are recorded at historical cost. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets, are capitalized. Upon retirement or disposal of the property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

INTANGIBLE ASSETS

   Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired (Goodwill) and capitalized patent application costs, are amortized, commencing in the year of significant revenue recognition, by the straight-line method over estimated useful lives of 40 years, and 10 years, respectively.

   Pursuant to Statement of Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Measurement of an impairment loss is based on the fair value of the underlying asset. Fair value is principally determined by discounted cash flows, depending upon the nature of the assets.

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

RESEARCH AND DEVELOPMENT COSTS

   Research and development costs related to both future and present products are charged to operations as incurred.

INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts, and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will more likely than not be realized.

OPTIONS

   Options have been recorded at fair market value on the date of grant and exercised in the applicable period.

NET EARNINGS PER COMMON SHARE

   The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings Per Share". Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

NOTE 2 - GOING CONCERN
----------------------

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which considers continuation of the Company as a going concern.

   Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the consolidated financial statements, the Company has suffered recurring losses resulting in an accumulated deficit of $13,379,285 from discontinued operations and $4,333,902 from development stage operations. The Company must also obtain a significant amount of capital for the future development of its product line.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 2 - GOING CONCERN CONTINUED
--------------------------------

   Management believes that in order to maximize resources the discontinuance of Branded Merchandise Products operations was necessary in restructuring the Company towards future profitable activities. The Company plans to raise significant capital through the issuance of additional shares of stock, the outcome of which cannot be determined at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   The consolidated financial statements do not include any adjustments that might result from these uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

   As a result of pending litigation (Note 12), recurring losses and limited resources, the Board of Directors passed a unanimous resolution, in lieu of a Special Meeting pursuant to Notice, dated April 14, 1999, to discontinue the activities of DWI and ROK, retroactive for the year ended December 31, 1998. (See Note 3) DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products.

   Operations related to Branded Merchandise products have been reflected in Loss from Discontinued Operations, including the write-off of intangibles of $3,359,856 (Goodwill, Trademark Agreements and Deferred Charges), for the year ended December 31, 1998. Operations for the year ended December 31, 1997 have been restated to conform with the current year's presentation.

   On July 1, 1997, the Company, pursuant to an Acquisition Agreement dated March 27, 1997, exchanged 5,376,000 shares of its unregistered, restricted common stock, to acquire 100% of the issued and outstanding stock of DWI, of which 33% was owned by former or current officers of the Company. The acquisition was accounted for as a purchase and was included in consolidated operations of the Company as discontinued operation from that date through December 31, 1997.

   On October 8, 1997, DWI exchanged 1,200,000 shares of the Company's restricted common stock and cash of $143,652, to acquire 100% of the issued and outstanding stock of ROK. The acquisition was accounted for as a purchase and was included in the consolidated operations of DWI as discontinued operations from that date through December 31, 1997.

   In accordance with Accounting Principle Board Opinion #16, the unaudited pro forma consolidated results of operations of the Company are as follows:

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 3 - DISCONTINUED OPERATIONS CONTINUED
------------------------------------------

                    URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    "PRO FORMA"
                                    (UNAUDITED)

                                                      YEAR ENDED
                                                  DECEMBER 31, 1997
                                                  (RESTATED NOTE 3)
                                                  -----------------
        Revenues                                  $          70,631
                                                  -----------------
        Costs and Expenses                        $       3,034,998
                                                  -----------------
        Net (Loss) from Discontinued Operations   $      (2,964,367)
                                                  -----------------
        Net (Loss) per Common Share               $          (0.133)
                                                  -----------------
        Weighted Average Shares Outstanding              22,339,736
                                                  -----------------

NOTE 4 - ACQUISITION OF COMPANIES
---------------------------------

   On January 28, 1997, the Company, pursuant to an Acquisition Agreement, accepted possession of 100% of the issued and outstanding capital stock of Urecoats, in exchange for 2,100,000 shares of its unregistered, restricted common stock. Urecoats was owned by former or current officers of the Company. The acquisition was accounted for as a purchase and was included in consolidated operations of the Company from that date through December 31, 1997.

NOTE 5 - COMMON STOCK TRANSACTIONS
----------------------------------

   The Company offered 20,000,000 shares of its restricted common stock ("Shares"), in an Amended Private Placement commencing January 1, 1998 and terminating December 31, 1998 ("1998 Amended Placement"), pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended
(the "Act").  The Shares were sold to "Accredited Investors", as defined in
Section 501(a) of Regulation D under the Act. The Board of Directors determined, in the best interests of those parties participating in the 1998 Amended Placement, to fix the purchase price of all the Shares purchased thereunder at $.075 per share. This decision was made because of the volatility of the market price of the common stock as traded on the NASDAQ over-the-counter Bulleting Board during the year. The Company sold 16,502,197 Shares under the 1998 Amended Placement. The total proceeds received, net of commissions and fees paid in cash, amounted to $1,198,600.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 5 - COMMON STOCK TRANSACTIONS CONTINUED
--------------------------------------------

   A breakdown of the proceeds of the 1998 Amended Placement is below:

         Cash                                          $   1,171,715
         Conversion of Debt                            $      25,000
         Conversion of Consulting Fees                 $       1,500
         Conversion of Commissions and Fees            $      39,450
         Less:  Commissions and Fees Paid in Cash      $     (39,065)
                                                       -------------
                               Total Net Proceeds      $   1,198,600
                                                       =============

   The Conversion of Debt proceeds were received from the cancellation of loans payable due and owing to non-affiliated parties by the Company. The loans payable were satisfied with the issuance of 333,333 Shares.

   The Conversion of Consulting Fees proceeds were received from the cancellation of consulting fees due and owing by the Company. The consulting fees were satisfied with the issuance of 20,000 Shares.

   The Conversion of Commissions and Fees proceeds were received from the cancellation of 10% commissions and fees due and owing by the Company against the sale of 5,266,667 Shares. The commissions and fees were satisfied with the issuance of 526,000 Shares.

   The Commissions and Fees Paid in Cash proceeds were paid against 10% commissions and fees due and owing by the Company against the sale of 5,208,666 Shares. The commissions and fees were satisfied with payments equaling $39,065.

   During the year ended December 31, 1998, the Company issued common stock, as described below:

      (a) The Company issued 3,600,000 shares of restricted common stock, in exchange for cancellation of $829,858 of indebtedness.

      (b) The Company issued 404,412 shares of restricted common stock, as final payment for all right, title and interest to certain technologies involving polymer /rubberized asphalt roofing/sealant formulas/materials, and the rights and know-how for their manufacturing and application. This transaction was valued and recorded at $55,000.

      (c) The Company issued an aggregate of 850,000 shares of its restricted common stock, as additional compensation, to two former officers and directors of the Company. These transactions were valued and recorded at $49,500. Howard Weiser and Edgar Mr. Reynolds, former officers and directors of the Company, received 750,000 and 100,000 shares of restricted common stock, respectively, valued and recorded at $44,500 and $5,000, respectively.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 5 - COMMON STOCK TRANSACTIONS CONTINUED
--------------------------------------------

      (d) The Company issued 20,000 shares of restricted common stock, as an employee bonus. This transactions was valued and recorded at $1,000.

      (e) The Company issued an aggregate of 5,200,000 shares of restricted and unrestricted common stock, for consulting services, valued and recorded at $629,830, 950,000 shares at a value of $58,650 were attributed to directors' transactions. Charles A. Gargano received 600,000 shares of restricted common stock, which was valued and recorded as $34,000. David M. Goldblatt received 200,000 shares of restricted common stock, which was valued and recorded at $13,400. Stuart B. Krost received 150,000 shares of restricted common stock, which was valued and recorded at $11,250.

      (f) The Company issued an aggregate of 1,205,000 shares of restricted and unrestricted common stock, for legal services rendered. These transactions were valued and recorded at $168,940.

      (g) The Company issued an aggregate of 401,000 shares of restricted common stock, for legal settlements. These transactions were valued and recorded at $151,435.

      (h) The Company received back 375,000 shares of restricted common stock at $375, from a legal settlement. In connection with this transaction, the Company issued 125,000 shares of its restricted common stock, as payment for legal services. The shares were valued and recorded at $1,250.

      (i) The Company issued 70,500 shares of restricted common stock, as payment for office and other equipment. This transaction was valued and recorded at $7,050.

      (j) The Company issued an aggregate of 1,080,000 shares of restricted common stock to three Non U.S. individual investors in reliance upon the transaction exemption afforded by Regulation S as promulgated by the United States Securities and Exchange Commission, under the Securities Act of 1933, as amended ("Securities Act"). These transactions were valued and recorded at $81,000.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

   A summary of property and equipment at December 31, 1998 is as follows:

        Leasehold Improvements                       $     101,097
        Office Equipment                                    51,110
        Machinery and Equipment                            102,314
                                                     -------------
             Total Property and Equipment                  254,521
        Less:  Accumulated Depreciation                    (47,485)
                                                     -------------
             Total Property and Equipment, Net       $     207,036
                                                     =============

NOTE 7 - INTANGIBLES
--------------------

   A summary of intangibles at December 31, 1998 is as follows:

        Organization Costs                           $         678
        Goodwill                                           913,490
        Patent Costs                                         3,936
        Acquisition of Proprietary Formula                  80,000
                                                     -------------
             Total Intangibles                             998,104
                                                     -------------
        Less:  Accumulated Amortization                       (327)
                                                     -------------
             Total Intangibles, Net                  $     997,777
                                                     =============

   Goodwill arises from the cost of the Company's acquisitions of Urecoats, in excess of fair value of tangible assets and liabilities acquired. Amortization is to commence upon the receipt of significant revenues.

   Patent and Proprietary Formula costs are amortized, under the straight-line method, over ten years. Amortization is to commence upon receipt of
significant revenue.   The Company evaluates the amortization period of
intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8 - NOTES PAYABLE
----------------------

   Notes payable to various individuals in the amount of $184,450, payable on demand, bear interest at varying rates from 12% to 15% per annum.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

   A summary of accounts payable and accrued expenses at December 31, 1998 is as follows:

     Accounts Payable                                 $    380,765
     Accrued Salaries                                      181,160
     Accrued Payroll Taxes                                 200,255
     Accrued Expenses                                      698,335
                                                      ------------
       Total Accounts Payable and Accrued Expenses    $  1,460,515
                                                      ============

NOTE 10 - LOANS PAYABLE
----------------------

   Loans payable to various individuals are non-interest bearing and payable on demand.

NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

   As of December 31, 1998, the Company had the following related party transactions:

      Non-interest bearing loans, net of advances, from current or former officers and directors of the Company, amounted to $232,623.

      Accrued salaries of $181,160 to current or former officers of the Company.

   See accompanying Note 5 - Common Stock Transactions, Note 4 - Acquisition of Companies and Note 3 - Discontinued Operations, for additional related party transactions.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LEASES

   The Company's subsidiary, Urecoats, entered into two separate operating leases at monthly rents of $3,736, commencing on July 1, 1998 and terminating on July 31, 2001, for corporate offices and a testing laboratory and training facility for sealant and spraying products. Rent expense for the years ended December 31, 1998 and 1997, were $44,726 and $30,599, respectively.

LITIGATION

   (1) Designer Wear et. al. vs. Smith & Wesson et. al. - DWI received notice from the Smith and Wesson corporation ("Smith & Wesson"), through ROK, of termination of ROK's Trademark License Agreement dated March 1, 1996, as amended August 23, 1996. Management provided return notice to Smith & Wesson disagreeing with the termination notice and indicated the termination was not valid. The Company's litigation counsel and Smith & Wesson management attempted a resolution of the matter, however, a settlement was not reached. Thereafter, a lawsuit was filed against Smith & Wesson and John S. Steele ("Steele"), its Director of Licensing and Merchandising, on June 1, 1998 in the United States District Court for the Southern District Of Florida, claiming: I. Breach Of A Trademark Licensing Agreement And The Implied Covenant Of Good Faith And Fair Dealing; II. Promissory Estoppel; III. Tortious Interference With The Contractual Relationship Between ROK And
DWI; and requested a declaratory judgment and permanent injunction. DWI and ROK are also seeking damages of $50,000,000.

   Smith & Wesson filed an "Answer and Affirmative Defenses of Defendant Smith & Wesson to Plaintiffs' Complaint, Counterclaim and Jury Demand" ("Smith & Wesson Answer, Defenses and Counterclaims"), on July 13, 1998, in the United States District Court For The Southern District Of Florida, alleging, among other things, unclean hands, reformation of the license, proper termination, defensive estoppel, and defensive waiver. The counterclaims were brought against DWI, ROK, and third-party defendants Laurence Sack, Howard Weiser and the Company (hereinafter collectively referred to as ("Company et. al."). The counterclaims are as follows: I. Federal trademark infringement; II. False description, false advertising, tarnishment and dilution; III. Common law trademark infringement; IV. Common law unfair competition; V. Breach of contract; VI. Breach of implied covenant of good faith and fair dealings; VII. Duty to indemnify is valid and enforceable; VIII. Fraud; and IX. Conspiracy to commit fraud.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

   The Company et. al. filed a "Motion to Dismiss Counterclaims and Incorporated Memorandum of Law", on or about August 4, 1998, in the United States District Court For The Southern District Of Florida, in response to the Smith & Wesson Answer, Defenses and Counterclaims. The Company et. al. moved pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for the dismissal of the counterclaims (and third-party claims) brought against them in I, II, III, IV, VI, VII, VIII, and IX, on the ground that they are insufficiently pled and should be dismissed because they fail to state any claim upon which relief may be granted.

   In addition, Steele filed a motion to dismiss claims against himself and/or to transfer the action, on July 13, 1998, in the United States District Court For The Southern District Of Florida. DWI and ROK filed an opposition to this motion, on or about July 27, 1998, in the United States District Court For The Southern District Of Florida. This litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. At this time, the outcome of this litigation cannot be determined.

   (2) The Company vs. Millennium Holdings Group, Inc. - On March 2, 1998, a Statement of Claim was filed against Millennium Holdings Group, Inc. ("Millennium") with the American Arbitration Association ("AAA"), headquartered in New York City, New York. The Company settled this matter and entered into a Settlement Agreement and General Release on September 9, 1998. Pursuant to the Settlement Agreement, Millennium returned the 375,000 shares of restricted common stock and paid $20,000 in damages to the Company.

   (3) Stanley Farber vs. the Company et. al. - On July 25, 1996, Stanley Farber ("Farber"), Plaintiff, filed a complaint for Breach of an executive employment contract, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. As a result of absence of counsel on behalf of the Company, a final judgment of $142,187 was awarded on July 21, 1997. Subsequently, in 1997, the Company retained Counsel to appeal the final judgment, however, it was affirmed by the Appellate Court.

   On November 16, 1998, the Company's litigation counsel effectuated a settlement of the judgment for $157,500 and 50,000 shares of restricted common stock. The Company has agreed to pay $25,000 per month until the judgment and attorney's fees settlement are paid in full.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

   (4) Raymond Kalley et. al. vs. the Company - On March 22, 1996, Raymond Kalley, as trustee of the EB Trust and PB Trust (Plaintiff), sued the following in the Southern District of Florida (Miami Division), the Company, UC'NWIN Systems Corporation, a consultant to UC'NWIN Systems Corporation and a beneficiary to the EB and PB Trusts. A default judgment in the amount of $1,075,000 was entered on March 13, 1997. Counsel was retained to apply for the vacatur of the default judgment on the grounds that the Company was not served with various motion papers underlying the judgment. On August 10, 1998, the Company's litigation counsel effectuated a settlement of this matter and a "Stipulation For Settlement" was entered into between the parties. The Stipulation's pertinent details are as follows:

   The Plaintiff, and the Company, by their undersigned attorneys, stipulate as follows:

      1. The Company will immediately issue 350,000 shares of restricted stock (the "Shares") to Kalley, which Shares shall be subject to the normal one-year ownership requirement of Rule 144.

      2. Upon receipt of the Shares by Kalley, and the filing with the Court of a notice to that effect by Kalley's counsel, the Final Judgment entered by the Court on March 13, 1998 as to the Company shall be vacated.

      3. Kalley shall have the option to re-sell the Shares to the Company for the sum of $150,000, which option may be exercised any time after April 16, 1999. If Kalley exercises such option to sell, the Company must pay the $150,000 as follows: $55,000.00 within 30 calendar days after exercising of the option, $55,000.00 within 60 calendar days after exercising the option and $40,000.00 within 90 calendar days after exercising of the option.

      4. In the event that the Company fails to pay Kalley any of the above payments within ten business days after the due date thereof, Kalley shall be entitled to the entry of a Final Judgment against the Company in the amount of $1,166,922.76.

   (5) AG Industries vs. the Company, et. al. - On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company and for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. There has been no further discovery and the outcome cannot be determined at the present time.

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

   (6) Other Legal Matters - Other judgments against the Company total approximately $77,000. Management is seeking settlements on the payment under these judgments. The outcome of these negotiations cannot be determined at the present time.

   (7) Liabilities from discontinued operations of $134,492 have been added to the Reserve for Litigation.

   As of December 31, 1998, the Company has established a reserve for litigation of $685,114.

NOTE 13 - STOCKHOLDERS' (DEFICIT)
---------------------------------

PREFERRED STOCK

   The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares by 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .36 shares of common stock, as adjusted in the event of future dilution; to receive $1.000 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

NOTE 14 - STOCK OPTIONS
-----------------------

STOCK OPTION PLAN

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

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 14 - STOCK OPTIONS CONTINUED
---------------------------------

   The stock options granted under the Plan are intended to be either incentive stock options within the meaning of Section 422 of the Internal Revenue code of 1986, as amended, or options that do not meet the requirements for incentive stock options. Under the 1998 Plan, the fair market value of a share is the closing "bid" price of the Company's shares on the date of grant, as determined by Board of Directors approval, as quoted on the Electronic Bulletin Board of the National Association of Securities Dealers or its Automated Quotation System ("NASDAQ") or any successor national stock exchange on which the Common Stock is then successor national stock exchange on which the Common Stock is then traded, provided, however, that if on the date in question there is no public market for the Company's Shares and they are neither quoted on "NASDAQ" nor traded on a national securities exchange, then the Administrator of the 1998 Plan, in its sole discretion and best judgment, is to determine the fair market value.

   Pursuant to this 1998 Plan, the Board, as Administrator of the 1998 Plan, granted the 3,000,000 Options to various parties during the year, of which 150,000 Options, were still unexercised and outstanding as of the year ended December 31, 1998. A summary of the outstanding Options is as follows:

                                                   STOCK OPTIONS
                                            --------------------------
                                            SHARES        OPTION PRICE
                                            -------       ------------
          Outstanding @ December 31, 1998   150,000       $.21 to $.22
                                            =======

NOTE 15 - INCOME TAXES
----------------------

   The Company has net operating tax loss carry-forwards of approximately $16,100,000 in the United States and $1,500,000 in the United Kingdom, of such loss carry-forwards, approximately $3,000,000 represents carry-forwards of a predecessor, the utilization of which will be credited to additional paid-in capital. The Company is not current with its corporate income tax filings.

NOTE 16 - SUPPLEMENTAL CASH FLOW DISCLOSURES
--------------------------------------------

   (A)  Cash Paid During The Year

                                     Year Ended           Year Ended
                                  December 31, 1998    December 31, 1997
                                  -----------------    -----------------
          Interest Paid           $             -0-    $             -0-
          Income Taxes Paid       $             -0-    $             -0-
                                  -----------------    -----------------

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 16 - SUPPLEMENTAL CASH FLOW DISCLOSURES CONTINUED
------------------------------------------------------

   (B)  Supplemental Schedule of Non-Cash Investing and Financing Activities


                                                  Year Ended     Year Ended
                                                 December  31,  December  31
                                                     1998           1997
                                                 -------------  ------------
Increase in Intangibles Included:
     Acquisition of Trademark Agreement          $              $  2,499,600
     Acquisition of Goodwill                                       1,557,508
     Acquisition of Deferred Charges                                  48,964
     Acquisition of Property & Equipment                 7,050        36,278
     Acquisition of Proprietary Formula                 80,000

Proceeds from Issuance of Shares Included:
     Retainment of Consultants                         631,330       491,066
     Acquisitions of Companies                                     3,413,100
     Legal Services, Settlements and
      Other Services                                   411,575
     Cancellation of Indebtedness                      829,858

Proceeds from Loans Included:
     Assumption of Debt in ROK Acquisition                           599,858


NOTE 17 - RESEARCH AND DEVELOPMENT
----------------------------------

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

   The Company took a charge to earnings of $515,000, which were classified to research and development during the development stage.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 18 - SUBSEQUENT EVENTS
---------------------------

   At a Special Meeting of the Shareholders of the Company, on February 8, 1999, the following matters were considered and approved by the requisite majority voting requirements:

   1. Authorized an amendment to the Company's Restated Certificate of Incorporation increasing the authorized common stock of the Company from a total of 60,000,000 shares of common stock having a par value $.01 per share to 100,000,000 shares of Common Stock having a par value of $.01 per share;

   2. Authorized an amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to Urecoats Industries Inc.;

   3. Ratified the Company's 1999 Consultant and Employee Stock Purchase and Option Plan covering a total of 8,000,000 shares of common stock.

   The Company, pursuant to Board of Director approval, is in the process of issuing an aggregate of 6,630,000 shares of its restricted common stock, for certain private transactions, as described below:

      (a) The Company is issuing an aggregate of 1,680,000 shares of restricted common stock, for accrued consulting services rendered, 250,000 of which is being issued to Stuart B. Krost, a director of the Company. The accrued consulting services were valued and recorded at $124,770.

      (b) The Company is issuing an aggregate of 400,000 shares of restricted common stock, for accrued legal services rendered. The accrued legal services were valued and recorded at $25,400.

      (c) The Company is issuing 2,500,000 shares of restricted common stock, in cancellation of a non-interest bearing loan made to the Company in December 1998 by Richard J. Kurtz, Chairman of the Board, in the amount of $187,500.

      (d) The Company is issuing 250,000 shares of restricted common stock, for consulting services rendered during the first quarter of 1999, to Charles A. Gargano.

      (e) The Company is issuing 800,000 shares of restricted common stock, for bridge loan fees, due in the first quarter of 1999. The accrued fees were valued and recorded at $32,000.

   The Company expects to issue 1,000,000 shares of restricted common stock, as other compensation, to Larry T. Clemons, President.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 18 - YEAR 2000 COMPLIANCE
------------------------------

   The Company has updated its computer systems and hardware to be Year 2000 compliant. The Company has received notifications from various vendors, suppliers, and equipment manufacturers, of their Year 2000 compliant systems. However, there still remains a slight risk for the Year 2000 compliance of those with whom the Company does business, primarily third parties.

                                  PART III
                                  --------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
----------------------------------------------------------------------

BOARD OF DIRECTORS

   The members of the Board of Directors ("Board") of the Company are presently Richard J. Kurtz, Charles A. Gargano, David M. Goldblatt, and Stuart B. Krost. In a Special Meeting of the Board held on November 23, 1998, Richard J, Kurtz and Stuart B. Krost were appointed as new members of the Board. In a Special Meeting of the Board held on February 8, 1999, Howard Weiser resigned as Chairman of the Board and Richard J. Kurtz was appointed as the new Chairman of the Board. Effective March 1, 1999, Messrs. Weiser and Reynolds submitted resignations as directors, which resignations were accepted by the Board on April 14, 1999.

   For historical purposes, on or about July 1994, Charles A. Gargano and David M. Goldblatt were elected to Board. Howard Weiser was appointed as a director of the Company on January 28, 1997. Edgar M. Reynolds was elected as a member of the Board on August 22, 1995. Howard Weiser was ratified as Chairman of the Board on July 29, 1997. In the April 24, 1998 Special Meeting of the Board, the Company appointed Antonio Domit as a new member of the Board. The Board accepted the resignation of Antonio Domit as a director of the Company, in its April 30, 1998 Special Meeting, due to a potential conflict of interest. The Board created an Advisory Board for the purpose of overseeing the implementation of its Urecoats subsidiary's operational plans domestically and internationally, and appointed Antonio Domit as its chairman, who was also recognized as a consultant handling introductions and other matters in Mexico, Central and South America for the Company.

EXECUTIVE OFFICERS

   The Executive Officers of the Company presently are Larry T. Clemons and Michael T. Adams. In a Special Meeting of the Board held on February 8, 1999, the Board accepted the resignation of Howard Weiser as the President and Chief Executive Officer of the Company and appointed Larry T. Clemons as the new President. Effective March 1, 1999, Messes Weiser and Reynolds submitted resignations as officers, which resignations were accepted by the Board on April 14, 1999. Larry T. Clemons was appointed Treasurer and Michael T. Adams became Vice President and Secretary, effective March 1, 1999.

   Each Director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board.

   Certain background information is set forth below with respect to the current directors and officers.

       NAME           AGE           POSITION(S)                 DATES
-------------------  -----  ----------------------------  -----------------
Richard J. Kurtz      59    Chairman of the Board         February 8, 1999

Charles A. Gargano    60    Director                      July 1994

David M. Goldblatt    55    Director                      July 1994

Stuart B. Krost       38    Director                      November 23, 1998

Howard Weiser         60    Resigned as Director          March 1, 1999
                            Resigned as President & CEO   February 8, 1999
                            Resigned as Secretary         March 1, 1999

Edgar M. Reynolds     73    Resigned as Director, Vice
                            President and Director        March 1, 1999

Larry T. Clemons      40    President                     February 8, 1999
                            Treasurer                     March 1, 1999

Michael T. Adams      33    Vice President and Secretary  March 1, 1999


------


   RICHARD J. KURTZ has been president and chief executive officer of the Kamson Corporation, a privately held corporation, for the past 25 years. Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates more than sixty (60) investment properties in the Northeastern United States. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. He was formerly a director of the Inter-Community Bank located in Springfield, New Jersey. Most notably, he was chosen "Man of the Year" by the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America. Mr. Kurtz resides in Alpine, New Jersey and is currently Vice President and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also proud to be an elected member of the Board of Trustees and the Foundation Board for the Englewood Hospital and Medical Center of New Jersey. Mr. Kurtz is a member of the Board of Governors for the Jewish Home and Rehabilitation Center, and was recently elected to the Board of Directors for the Israeli Cancer Research Fund.

   CHARLES A. GARGANO is the Chairman of the Empire State Development Corporation of New York State. Mr. Gargano also served as the Finance Chairman of the New York Republic State Committee, from August 1988 to August 1991. Mr. Gargano served as United States Ambassador to the Republic of Trinidad and Tobago. A civil engineer, Mr. Gargano has been President of G.M. Development, Inc. and actively serves on many boards and commissions as Chairman or Director, including the Children's Developmental Center, Alpha Hospitality Corp. and First Commercial Bank of Long Island.

   DAVID M. GOLDBLATT has over 27 years of experience in trading, selling and financing United States Government securities and money market instruments. For the past five years, Mr. Goldblatt has been engaged as a Securities principal with Seaboard Securities. In 1970, Mr. Goldblatt traded short term U.S. government securities at William E. Pollack and Co. In 1972, he was hired as Vice President at Cantor Fitzgerald and Company, where he was required to sell and finance the Firms trading and matched book positions. In 1976, Mr. Goldblatt was employed by Loeb, Rhodes & Company, as a Senior Vice President. He was responsible for hiring sales personnel for the money market department. In addition, he was in charge of selling and financing the Firm's money market and matched book positions. In 1980, Mr. Goldblatt was a partner in Resource Management. The Firm specialized in trading U.S. government securities and short term money market instruments. In 1992, Mr. Goldblatt initiated and developed the fixed income department at Seaboard Securities. This division specializes in U.S. government securities. Mr. Goldblatt earned his Master's Degree from Hunter College in New York City.

   STUART B. KROST is a medical doctor, Board Certified in physical medicine and rehabilitation and pain management, and has been practicing medicine for the past 8 years in Florida. Dr. Krost received his medical degree from SUNY Health Science Center at Syracuse, New York, and bachelor's degree from SUNY at Stony Brook, Long Island, New York. He graduated cum laude, with honors, phi beta kappa, dean's list, and sigma beta honor society. Dr. Krost's post graduate training was performed at the North Shore University Hospital, Manhasset, New York, which is an affiliate of Cornell University Medical College, and SUNY Health Science Center at Brooklyn, New York. Dr. Krost is affiliated with the American Academy of Physical Medicine and Rehabilitation, American Congress of Rehabilitation, American Medical Association, American Academy of Pain Management, Palm Beach County Medical Society, Florida Medical Society, Florida Society of Pain Management and Rehabilitation, and American Pain Society.

   HOWARD WEISER worked for Zales Jewelry Stores (NYO) for more than 20 years, and helped create its massive growth from 200 stores to over 1,800 stores. He was involved in all facets of the business and rose to Executive Vice President. He was a Senior Vice President at Chock Full of Nuts and one of the top executives leading to their growth. His experience, development of store branches, travel all over the world, and influential friends and contacts, provided the know-how and drive for reestablishing the Company.

   EDGAR M. REYNOLDS attended Columbia University. Since 1973 until 1994, he was in an Executive capacity with Digital Products Corporation, a public company in the field of electronics, communications, and home monitoring. At various times, he was the CEO and Director of Digital Products Corporation. Prior thereto he managed a private consulting firm. Prior thereto for twelve years, he was a financial officer and director of a public chain of a variety of toy stores. During that period, he served as a director of two Florida banks. He served overseas in the United States Army Intelligence Service to World War II and was employed by a worldwide import and export firm.

   LARRY T. CLEMONS has extensive experience in taking products from Design and Function, Marketing and Sales, Corporate Implementation, Drawing Board to Factory, and Showroom Floor, to the Consumer within short periods of time.
Mr. Clemons moved to South Florida in 1983 and started Raffles Bar & Grill, Dadeland Mall, Miami, FL. From 1981-1983, he taught speed reading at the Reading Learn Center of South Florida. From 1983-1986, Mr. Clemons worked for Holman Enterprises (Fort Lauderdale Lincoln-Mercury), in Fort Lauderdale, Florida. He started the fleet operation department and was the Director of ASC McLaren sales and Ford development (Prototype Convertible) OEM Program, where he developed the first automotive showroom and sales in the Galleria Mall. Starting from the ground up, he directed 3 new divisions for Holman Enterprises and Fort Lauderdale Lincoln Mercury and achieved the top 10 Sales Award in the Nation for 3 consecutive years. From 1986-1989, he worked for ASC, Southgate, Michigan. Mr. Clemons was hired by Heinz Prechter, Industrialist of the Year and Chairman of ASC, as Project Sales and Marketing Coordinator. He was responsible for bringing the prototype ASC McLaren Convertible to Ford Dealerships nationwide, under the newly designed Ford Mustang chassis and image, prototype Chevrolet Camaro convertible, achieving full production OEM status within one year of development, General Motors Pontiac Division approving and purchasing production rights for the Pontiac Firebird Convertible, and developing the "Sun In The Fun" program for South Florida Ford Dealers with the Ford Escort. From 1989-1991, he maintained a personal relationship with Heinz Prechter and worked independently in sales and consulting on vintage cars. In 1992, he owned and operated his first Art Museum and Gallery in Fort Lauderdale, FL, "Peace for the Planet"
Museum and Gallery; 1993, "Hermitage Museum", St. Petersburg, Russia (Leningrad); and 1994 to present, opened "Gallery 721" Fort Lauderdale, FL. Mr. Clemons is currently involved in a Real Estate project in Fort Lauderdale, FL, encompassing 4 city blocks. Mr. Clemons attended the University of Kentucky, Lexington, KY, from 1977 to 1979.

   MICHAEL T. ADAMS is experienced in business administration, accounting, legal matters, and public company disclosure reporting. Mr. Adams was instrumental in the reorganization and restructuring of the Company in connection with its acquisition of Urecoats International in January 1997.
 Mr. Adams acted as a liaison between the Company's lawyers, accountants and consultants for identifying all of the aspects of its former operations and obtaining the status of outstanding matters, and was pivotal in ensuring the Company's public filings were brought up-to-date and to be in compliance with the Company's reporting requirements under the Exchange Act with the Securities and Exchange Commission ("SEC"). Mr. Adams is primarily charged with the duty of preparing and submitting the Company's public reports to the SEC, in conjunction with the Company's SEC counsel. He was appointed as President of Urecoats International on May 1, 1997. Mr. Adams was also a Vice President and Secretary of the Company's Designer Wear subsidiary from August 1996 to February 1998. From March 1996 to September 1996, Mr. Adams worked as a consultant for various companies in the South Florida area. From November 1991 to February 1996, Mr. Adams worked for Statewide Enterprises, Statewide Security and Statewide Investigations, located in Dania, Florida, where his last position was chief financial officer. Prior to that time, from October 1985 to January 1991, Mr. Adams worked for American Express Travel Related Services, located in Plantation, Florida. Mr. Adams earned his Bachelor of Science degree (BS) in Business Administration in 1989, Master of Science degree in Business Administration (MBA) in 1990 and Juris Doctor degree (JD) in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

   The Board approved annual salaries of $120,000 and $50,000 for Howard Weiser and Edgar M. Reynolds, respectively, beginning May 1, 1997. Management approved an annual salary of $80,000 for Michael T. Adams, beginning May 1, 1997. The following table summarizes the salaries and other applicable remuneration of the executive officers as of the year ended December 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                    -------------------------------------
               (a)                   (b)    (c)       (d)         (e)
                                                                Other
                                                                Annual
            Name and                       Salary    Bonus   Compensation
       Principal Position           Year    ($)       ($)         ($)
----------------------------------  ----  --------  -------  ------------
(1) Howard Weiser                   1998  $120,000    -0-         -0-
      Chairman of the Board
      President, CEO and
      Secretary

(2) Edgar M. Reynolds               1998  $ 50,000    -0-         -0-
      Director, Vice President
      and Treasurer

(3) Michael T. Adams                1998  $ 80,000    -0-         -0-
      Director, President
      and Secretary of
      Urecoats International, Inc.


                 Long-Term Compensation
               --------------------------
                        Awards               Payouts
               --------------------------    -------
                  (f)            (g)           (h)        (i)
               Restricted     Securities
                 Stock        Underlying               All Other
                 Awards       Options/SARs    LTIP    Compensation
                  ($)             ($)          ($)        ($)
               ----------    ------------    -------  ------------
(1)            $   44,500*            -0-        -0-           -0-

(2)            $    5,000*            -0-        -0-           -0-

(3)            $      -0-             -0-        -0-           -0-


*See Item 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The following table provides certain information based on the outstanding securities of the Company as of March 31, 1999, with respect to each director, officer, and known beneficial owners, if any, of more than 5% of the Company's Common Stock and all corporate officers and directors as a group:

                                 Description of                   Percent
     Name or Party              Beneficial Owner      Amount      of Class
--------------------------  ---------------------   ----------    --------
Richard J. Kurtz            Chairman of the Board    4,600,000(1)    6.7%
301 Sylvan Avenue
Englewood Cliffs, NJ 07632

Charles A. Gargano          Director                 2,150,000(2)    3.1%
3 Lazare Lane
Islip, NY 11751

David M. Goldblatt          Director                 1,020,416(3)    1.5%
410 East 80th Street
New York, NY 10024

Stuart B. Krost             Director                 1,383,333(4)    2.0%
10394 La Reina Road
Delray Beach, FL  33446

Larry T. Clemons            President                1,000,000(5)    1.5%
1807 N. Atlantic Blvd.
Ft. Lauderdale, FL 33305

Michael T. Adams            Vice President and       1,170,000(6)    1.7%
1883 Discovery Way          Secretary
Deerfield Beach, FL 33442

Cede & Co.                  Unknown                 22,661,724      33.0%
P O Box 20
Bowling Green Sta
New York, NY  10025

  Officers and Directors as a Group                 11,323,749      16.5%

   (1) The Board approved a private sale of 2,500,000 shares of restricted common stock in exchange for cancellation of a loan due and owing by the Company. The Board granted Mr. Kurtz Options to purchase 100,000 shares of common stock under its 1999 Plan, effective February 8, 1999.

   (2) The Board approved the issuance of 250,000 shares of restricted common stock in its Special Meeting held on February 8, 1999. The Board granted Mr. Gargano Options to purchase 150,000 shares of common stock under its 1999 Plan, effective February 8, 1999.

   (3) The Board granted Mr. Goldblatt Options to purchase 200,000 shares of common stock under its 1999 Plan, effective February 8, 1999.

   (4) The Board approved the issuance of 250,000 shares of restricted common stock in its Special Meeting held on February 8, 1999. The Board granted Mr. Krost Options to purchase 150,000 shares of common stock under its 1999 Plan, effective February 8, 1999.

   (5) The Board agreed to issue 1,000,000 shares of restricted common stock, as additional executive compensation, to Larry T. Clemons, in connection with his joining the Company.

   (6) The Board granted Mr. Adams Options to purchase 250,000 shares of common stock under its 1999 Plan, effective February 8, 1999.

(3)  All of the above shares are owned of record and beneficially.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   Michael T. Adams was an officer, director and 12% shareholder in Urecoats International and 3% shareholder in Designer Wear, respectively, prior to their acquisitions by the Company.

   Richard J. Kurtz is being issued 2,500,000 shares of restricted common stock of the Company, in exchange for cancellation of a $187,500 non-interest bearing loan he made to the Company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

EXHIBITS

          None.


FINANCIAL STATEMENT SCHEDULES

   Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" page herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the financial statements.


REPORTS ON FORM 8-K

   1.  Form 8-K dated June 1, 1998

                                SIGNATURES
                                ----------

   In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended December 31, 1998 Form 10-KSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach and State of Florida on April 16, 1999.

URECOATS INDUSTRIES INC.
     (Registrant)

/s/ Larry T. Clemons                         /s/ Michael T. Adams
------------------------                     ----------------------------
Larry T. Clemons                             Michael T. Adams
President and Treasurer                      Vice President and Secretary


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

          Signature                                      Date
         -----------                                  ----------

    /s/ Richard J. Kurtz                            April 16, 1999
    ----------------------
    Richard J. Kurtz
    Chairman of the Board

    / /                                             April 16, 1999
    ----------------------
    Charles A. Gargano
    Director

    /s/ David M. Goldblatt                          April 16, 1999
    ----------------------
    David M. Goldblatt
    Director

    /s/ Stuart B. Krost                             April 16, 1999
    ----------------------
    Stuart B. Krost
    Director

                               EXHIBIT INDEX
                               -------------


 EXHIBIT NO. EXHIBIT DESCRIPTION
 ----------- ----------------------------------------------------------------

    3.1      RESTATED CERTIFICATE OF INCORPORATION

    3.2      AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION

   99.1      1999 CONSULTANT AND EMPLOYEE STOCK PURCHASE AND OPTION PLAN

   99.2      1999 CONSULTANT AND EMPLOYEE STOCK PURCHASE AND OPTION PLAN,
             AS AMENDED

   27.1      FINANCIAL DATA SCHEDULE - YEAR ENDED DECEMBER 31, 1998

   27.2      RESTATED FINANCIAL DATA SCHEDULE - YEAR ENDED DECEMBER 31, 1997