Form 10QSB
period 1999-03-31
URECOATS INDUSTRIES INC
filed 1999-05-21
CIK 875296

-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

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

     The number of shares of common Stock, par value $.01 per share, deemed outstanding as of March 31, 1999 was 68,550,284 shares.

------------------------------------------------------------------------------











                          URECOATS INDUSTRIES INC.

                                FORM  10-QSB

                               MARCH 31, 1999

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1999
and December 31, 1998 ...............................................    3-4

Condensed Consolidated Statements of Operations for the three months
months ended March 31, 1999 and 1998 ................................      5

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 1999 and 1998 .......................................    6-7

Notes to Condensed Consolidated Financial Statements.................      8

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................   9-11


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................      12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................      12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      13

ITEM 5.  OTHER INFORMATION .........................................      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................      14

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         MARCH 31, 1999    DECEMBER 31, 1998
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $          10,379   $        102,801
     Loans Receivable                              7,508             21,042
     Prepaid Expenses                             27,517             39,535
                                       ------------------  -----------------
          Total Current Assets                    45,404            163,378
                                       ------------------  -----------------
Property and Equipment, Net                      291,651            207,036
                                       ------------------  -----------------
Other Assets:
     Deposits                                      5,227              5,227
     Intangibles, Net                            998,024            997,777
                                       ------------------  -----------------
          Total Other Assets                   1,003,251          1,003,004
                                       ------------------  -----------------
               Total Assets            $       1,340,306   $      1,373,418
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                         MARCH 31, 1999    DECEMBER 31, 1998
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Accounts Payable and
       Accrued Expense                           849,288          1,460,515
     Loans Payable                                65,452             72,752
     Notes Payable                     $         184,453   $        184,453
     Due to Related Parties                      389,178            232,623
                                       ------------------  -----------------
          Total Current Liabilities            1,488,371          1,950,343
                                       ------------------  -----------------
Commitments and Contingencies                    634,966            685,114
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       100,000,000 shares Authorized;
       68,550,284 Shares Issued &
       Outstanding, March 31, 1999;
       58,992,784 Shares Issued &
       Outstanding, December 31, 1998.           685,503            589,928
     Additional Paid-In-Capital               16,967,449         15,806,185
     Accumulated (Deficit) -
       Discontinued Operations               (14,156,915)       (13,379,285)
     Accumulated (Deficit) -
       Development Stage Operations           (4,334,103)        (4,333,902)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)           (783,031)        (1,262,039)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       1,340,306   $      1,373,418
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------

                                             1999              1998
                                      -----------------  -----------------
                                                             (RESTATED)

Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          523,232            333,564
     Depreciation and Amortization             	18,510              2,766
     Research and Development                  235,888             31,051
                                      -----------------  -----------------
          Total Costs and Expenses            (777,630)          (367,381)
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                  (777,630)          (367,381)

(Loss) from Discontinued Operations   $           (201)  $       (220,691)
                                      -----------------  -----------------

Net (Loss)                            $       (777,831)  $       (588,072)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic and Dilutive
    Development Stage Operations      $         (0.012)  $          0.011
    Discontinued Operations                     (0.000)             0.006
                                      -----------------  -----------------
      Total                           $         (0.012)  		        (0.017)

Weighted Average Shares Outstanding         63,771,534         32,900,109
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               1999             1998
                                         ---------------  ---------------
Cash Flows from Operating Activities:
  Net (Loss)
	Development Stage Operations            $     (777,630)  $     (367,381)
	Discontinued Operations    			                    (201)        (220,691)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations           18,510            2,766
          Discontinued Operations                   176            6,118

  Changes in Assets and Liabilities:
      Prepaid Expenses                           12,018              789
      Loans Receivables                          13,534              -0-
      Deposits                                      -0-           (9,595)
      Accounts Payable and Accrued
        Expenses                               (611,227)          74,919
      Due to Related Parties                    156,555            5,749
      Decrease in Commitments and
        Contingencies                           (50,148)             -0-
                                         ---------------  ---------------
          Net Cash (Required) by
            Operating Activities             (1,238,413)        (507,326)
                                         ---------------  ---------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations               (103,267)         (20,370)
    Discontinued Operations                          -              (135)

(Acquisition) Write-off of Intangibles
   Development Stage Operations                    (281)             -0-
   Discontinued Operations                          -0-              -0-
                                         ---------------  ---------------
          Net Cash (Required) by
            Investing Activities         $     (103,548)         (20,505)
                                         ---------------  ---------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                                   (CONTINUED)
                                           ----------------------------
                                               1999             1998
                                         ---------------  ---------------
                                                             (RESTATED)
Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                              1,256,839          556,815
  Payment of Notes                               (7,300)             -0-
  (Decrease)Increase from Loans                     -0-          (27,271)
                                         ---------------  ---------------
     Net Cash Provided by Financing
      Activities                              1,249,539          529,554
                                         ---------------  ---------------
        Net Increase (Decrease) in Cash
          Development Stage Operations          (94,698)         (17,298)
          Discontinued Operations                 2,276           15,585
                                         ---------------  ---------------
            Net (Decrease) in Cash       $      (92,422)           1,713
                                         ===============  ===============

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Legal Fees                         $        4,760   $          -0-
      Consultant Fees                           192,844          204,500
      Repayment of Debts                        846,860            5,000
      Employee Compensation  	                  212,375              -0-
                                         ---------------  ---------------
            Totals                       $    1,256,839          209,500
                                         ===============  ===============


See Accompanying Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1998, is derived from the registrant's Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 1998, included in the registrant's Form 10-KSB for the year ended December 31, 1998.

     Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the three months ended March 31, 1998, have been restated to conform with the results indicated in the December 31, 1998 Form 10-KSB.

NOTE 2 - INTANGIBLES
--------------------

     The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended March 31, 1999.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION
---------------------------------------

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

PLAN OF OPERATION

     Urecoats Industries Inc.'s (the "Company") plan of operation for the next twelve (12) months, through its wholly-owned subsidiary, Urecoats International, Inc., engaged in the business of acquiring, developing, and marketing sealant and coating products containing recycled material in their composition, for use in various industries, such as roofing, constructions, automotive, shipping, trucking, and pavement. is to complete prototype development of its spray application system for its "URECOATS 100" roofing product ("Roofing Product"). The Company has set up a testing, training and laboratory facility, for various research and development related to the Company's current sealant products. In October 1997, Urecoats acquired all right, title and interest in two formulae, including certain technologies for their manufacture and application. Urecoats is also developing in its new laboratory facility, an asphalt sealant product incorporating crumb rubber, for the pavement industry ("Pavement Sealant").

     Urecoats also entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owner and inventor, respectively, of the formulas purchased by Urecoats International, including certain technologies for their spray application (collectively referred to as "Raja Agreement"). Dr. Raja is a chemist dedicated to researching, developing and commercializing products incorporating recovered raw materials in their composition. The Company also entered into a Consulting Agreement on January 31, 1999, effective January 1, 1999, with R. Uma Umarani, Ph.D. ("Dr. Umarani"), a chemist, for the research and development of the Pavement Sealant formula. Dr. Raja and Dr. Umarani are both expected to become full-time employees of a to be formed wholly-owned subsidiary, Urecoats Laboratories, Inc., which entity will be responsible for research and development efforts of the Company.

MARKETS AND STRATEGY

     The Company focuses on select value-added niche markets in which it can establish strong market positions and have advantages in product development, manufacturing and distribution.

     The Company has identified the $20 billion Roofing Industry for the introduction of its first Product. The Company plans to continue implementation of product development for value-added end-use applications in higher growth market segments, particularly sealant and coatings which facilitate recycling and other environmentally useful sealants and coatings. Management believes the Company's technologies provide it with advantages in the development of new products and the penetration of new markets.

     The Company intends is pursuing additional strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings industry will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence.

     Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Management also believes it has a world class "Rubber Sealant Membrane (RSM)" that will enhance, support and change many industries.

MANUFACTURING, PACKAGING AND DISTRIBUTION

     Urecoats has initiated plans to handle initial URECOATS 100 manufacturing, packaging and distribution through contract manufacturers. These contract manufacturers will prepare the various components of the product, as specified by Urecoats, provide for private label packaging and assist with shipping of product components to Mexico and other countries, for distribution to the customer. The Company is also considering establishing a subsidiary to handle its future manufacturing, packaging and distribution needs.

RESEARCH AND DEVELOPMENT

     The Company presently conducts research and development activities, primarily related to products containing recycled materials in their formula and spray application systems, through outside consultants. As mentioned above, Urecoats retained Dr. Umarani, to concentrate on research and development of an Pavement Sealant formula, made for the pavement industry. The goal of the Pavement Sealant is to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today.

     The Company expended approximately $235,888 on research and development of products and spray application systems for the quarter ended March 31, 1999.

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

     The Company is also currently gathering information, collecting data from various tests, and working closely with its Patent Legal Counsel on the preparation and expected filing of three additional patent applications, seeking protection on its prototype spray application systems, for the "Rubber Sealant Membrane (RSM)" Roofing Product and Pavement Sealant, as well as the formula of the Pavement Sealant.

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

FINANCIAL CONDITIONS

     The Company has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(14,156,915); and recurring losses from development stage operations of $(4,334,103).

     The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. In 1999, the Company borrowed approximately $377,000 for its operations. The Company anticipates raising further financing through the sale of additional unregistered, restricted common stock. Management is continuing to negotiate with vendors and various legal counsel to resolve all claims and judgments from former discontinued operations.

                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     No material, and thus reportable, changes have occurred since the filing of the Company's Form 10-KSB for the Year Ended December 31, 1998, with regard to litigation of the Company. Refer to the Company's Form 10-KSB for the Year Ended December 31, 1998 for more information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     During the quarterly period ended March 31, 1999, the Company issued restricted common stock, for certain private transactions, in reliance on
Section 4(2) of the Act, as described below:

          (a) The Company issued 23,000 shares of restricted common stock, on behalf of its Urecoats subsidiary, pursuant to a consulting arrangement. This transaction was valued and recorded at $3,128.

          (b) The Company issued 1,130,000 shares of restricted common stock, on behalf of its Urecoats subsidiary, in payment of accrued consulting fees of $120,570 and a vendor account payable of $2,500.

          (c) The Company issued 3,126,000 shares of restricted common stock, in payment of accrued consulting fees of $292, 140 and accrued legal fees of $212,150.

          (d) The Company issued 2,500,000 shares of restricted common stock, in repayment of loans of $187,500 from Richard J. Kurtz, Chairman of the Board of the Company.

          (e) The Company issued 800,000 shares of restricted common stock, in payment of accrued bridge loan fees. The transaction was valued and recorded at $32,000.

          (f) The Company issued 468,500 shares of restricted common stock, in payment of consulting fees, 350,000 of which were issued to Charles Gargano, a Director of the Company. These transactions were valued and recorded at $63,716.

          (g) The Company issued 35,000 shares of restricted common stock, in payment of legal fees. The transaction was valued and recorded at $4,760.

          (h) The Company issued 1,000,000 shares of restricted common stock, as initial additional compensation to Larry T. Clemons, President of the Company. The transaction was valued and recorded as $200,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


     A Special Meeting of the Shareholders of the Company, under its former name of Winners All International, Inc., was held at the offices of the Company on February 8, 1999 pursuant to notice and proxy statement, wherein the following matters were considered and approved by the requisite majority voting requirements:

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

     A list of the shareholders entitled to vote at the meeting and arranged in alphabetical order was presented to the meeting for examination by any shareholder present or by the Inspector of Elections. The list was certified by the Company's Transfer Agent, Continental Stock Transfer & Trust Company, in New York. The former President of the Company acknowledged that a total of 28,313,058 shares represented the amount necessary to constitute a quorum for a valid meeting. There was present, by proxy and in person a total of 30,344,640 shares. Accordingly a quorum was present for the valid conduct of business.

     The Inspector of Elections' report reflected the following results:

       1. A total of 29,162,320 shares were voted for Proposal #1 constituting more than a majority of those entitled to vote in person and by proxy at this meeting;

       2. A total of 31,248,205 shares were voted for Proposal #2 constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person or by proxy;

       3. A total of 17,971,307 shares were voted for Proposal #3 constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person or by proxy thereat.

ITEM 5.  OTHER INFORMATION
--------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

          10.1  EXECUTIVE COMPENSATION DESCRIPTION - LARRY T. CLEMONS

          27.1  FINANCIAL DATA SCHEDULE - MARCH 31, 1999

          27.2  RESTATED FINANCIAL DATA SCHEDULE - MARCH 31, 1998

     (b)  REPORTS ON FORM 8-K

          1.    Filed February 17, 1999

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on May 20, 1999.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            May 20, 1999
----------------------------                    -----------------
Larry T. Clemons                                Date
President and Treasurer


/s/ Michael T. Adams                            May 20, 1999
----------------------------                    -----------------
Michael T. Adams                                Date
Vice President and Secretary

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    10.1  EXECUTIVE COMPENSATION DESCRIPTION - LARRY T. CLEMONS

    27.1  FINANCIAL DATA SCHEDULE - MARCH 31, 1999

    27.2  RESTATED FINANCIAL DATA SCHEDULE - MARCH 31, 1998