Form 10QSB
period 1999-06-30
URECOATS INDUSTRIES INC
filed 1999-08-16
CIK 875296

-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

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

     The number of shares of common Stock, par value $.01 per share, deemed outstanding as of June 30, 1999 was 72,317,719 shares.

------------------------------------------------------------------------------












                          URECOATS INDUSTRIES INC.

                                FORM  10-QSB

                               JUNE 30, 1999

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998 ...............................................    3-4

Condensed Consolidated Statements of Operations for the three months
and six months ended June 30, 1999 and 1998 .........................    5-6

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 1999 and 1998 ........................................    7-8

Notes to Condensed Consolidated Financial Statements.................      9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................  10-12


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      13

ITEM 5.  OTHER INFORMATION .........................................      13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................      13

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         JUNE 30, 1999    DECEMBER 31, 1998
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $          17,363   $        102,801
     Loans Receivable                             10,646             21,042
     Prepaid Expenses                             22,329             39,535
                                       ------------------  -----------------
          Total Current Assets                    50,338            163,378
                                       ------------------  -----------------
Property and Equipment, Net                      384,816            207,036
                                       ------------------  -----------------
Other Assets:
     Deposits                                      8,216              5,227
     Intangibles, Net                            997,990            997,777
                                       ------------------  -----------------
          Total Other Assets                   1,006,206          1,003,004
                                       ------------------  -----------------
               Total Assets            $       1,441,360   $      1,373,418
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                         JUNE 30, 1999     DECEMBER 31, 1998
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Accounts Payable and
       Accrued Expense                 $         689,910   $      1,460,515
     Loans Payable                               120,000             72,752
     Notes Payable                               130,689            184,453
     Due to Related Parties                    1,005,824            232,623
                                       ------------------  -----------------
          Total Current Liabilities            1,946,423          1,950,343
                                       ------------------  -----------------
Commitments and Contingencies                    566,690            685,114
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       100,000,000 shares Authorized;
       72,317,719 Shares Issued &
       Outstanding, June 30, 1999;
       58,992,784 Shares Issued &
       Outstanding, December 31, 1998.           723,177            589,928
     Additional Paid-In-Capital               17,415,743         15,806,185
     Accumulated (Deficit) -
       Discontinued Operations               (13,379,853)       (13,379,285)
     Accumulated (Deficit) -
       Development Stage Operations           (5,885,855)        (4,333,902)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)         (1,071,753)        (1,262,039)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       1,441,360   $      1,373,418
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------

                                             1999              1998
                                      -----------------  -----------------
                                                             (RESTATED)

Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          534,163            367,622
     Depreciation and Amortization              23,904              4,011
     Research and Development                  216,256            128,639
                                      -----------------  -----------------
          Total Costs and Expenses             774,323            500,272
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                  (774,323)          (500,272)

(Loss) from Discontinued Operations   $           (367)  $       (208,951)
                                      -----------------  -----------------

Net (Loss)                            $       (774,690)  $       (709,223)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $          (.011)  $          (.012)
    Discontinued Operations                       .000              (.005)
                                      -----------------  -----------------
      Total                           $          (.011)  $          (.017)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         70,434,002         41,473,578
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $          (.011)  $          (.012)
    Discontinued Operations                       .000              (.005)
                                      -----------------  -----------------
      Total                           $          (.011)             (.017)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         72,792,002         41,473,578
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------

                                             1999              1998
                                      -----------------  -----------------
                                                             (RESTATED)

Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                        1,057,395            701,186
     Depreciation and Amortization              42,414              6,777
     Research and Development                  452,144            159,690
                                      -----------------  -----------------
          Total Costs and Expenses           1,551,953            867,653
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                (1,551,953)          (867,653)

(Loss) from Discontinued Operations   $           (568)  $       (429,642)
                                      -----------------  -----------------

Net (Loss)                            $     (1,552,521)  $     (1,297,295)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $          (.024)  $          (.023)
    Discontinued Operations                       .000              (.011)
                                      -----------------  -----------------
      Total                           $          (.024)             (.034)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         65,655,252         38,205,648
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $          (.023)  $          (.023)
    Discontinued Operations                       .000              (.011)
                                      -----------------  -----------------
      Total                           $          (.023)             (.034)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         66,875,752         38,205,648
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               1999             1998
                                         ---------------  ---------------
Cash Flows from Operating Activities:
  Net (Loss)
    Development Stage Operations         $   (1,551,953)  $     (867,653)
    Discontinued Operations                        (568)        (429,642)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations           42,414            6,777
          Discontinued Operations                 2,847           11,993

  Changes in Assets and Liabilities:
      Prepaid Expenses                           10,396           (8,151)
      Loans Receivables                          17,206           (1,777)
      Deposits                                   (2,989)         (12,325)
      Accounts Payable and Accrued
        Expenses                               (770,605)         119,380
      Due to Related Parties                    773,201           52,576
      Decrease in Commitments and
        Contingencies                          (118,424)         (26,000)
                                         ---------------  ---------------
          Net Cash (Required) by
            Operating Activities             (1,598,475)      (1,154,822)
                                         ---------------  ---------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations               (222,973)         (56,878)
    Discontinued Operations                         -0-              ---

(Acquisition) Write-off of Intangibles
   Development Stage Operations                    (281)         (55,000)
   Discontinued Operations                          -0-              ---
                                         ---------------  ---------------
          Net Cash (Required) by
            Investing Activities         $     (223,254)        (111,878)
                                         ---------------  ---------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             SIX MONTHS ENDED JUNE 30,
                                                   (CONTINUED)
                                             -------------------------
                                               1999             1998
                                         ---------------  ---------------
                                                             (RESTATED)
Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                              1,742,807        1,503,150
  (Payment) of Notes                            (53,764)             ---
  (Decrease)Increase from Loans                  47,248         (237,114)
                                         ---------------  ---------------
     Net Cash Provided by Financing
      Activities                              1,736,291        1,266,036
                                         ---------------  ---------------
        Net Increase (Decrease) in Cash
          Development Stage Operations          (94,739)           5,588
          Discontinued Operations                 9,301           (6,252)
                                         ---------------  ---------------
            Net (Decrease) in Cash       $      (85,438)  $         (664)
                                         ===============  ===============

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Acquisition of Intangibles         $          -0-   $       55,000
      Legal Fees                                 73,160           76,000
      Consultant Fees                           501,324          416,100
      Repayment of Debts                        955,652          337,500
      Employee Compensation                     212,375            1,000
                                         ---------------  ---------------
            Totals                       $    1,742,511   $      885,600
                                         ===============  ===============


See Accompanying Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements for the three month periods ended June 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1998, is derived from the registrant's Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

     Operating results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the three months ended June 30, 1998, have been restated to conform with the results indicated in the December 31, 1998 Form 10-KSB.

NOTE 2 - INTANGIBLES
--------------------

     The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended June 30, 1999.

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

PLAN OF OPERATION

     Urecoats Industries Inc.'s (the "Company") plan of operation for the next twelve (12) months, through its wholly-owned subsidiary, Urecoats International, Inc., engaged in the business of acquiring, developing, and marketing sealant and coating products containing recycled material in their composition, for use in the Roofing Industry, is to complete prototype development of its spray application system for its "URECOATS 100" Rubber Sealant Membrane. Management is also researching the applicability of its formulas and technologies for various other industries and markets, such as automotive, construction, shipping, trucking, space, marine, bridge, and military. The Company has set up a testing, training and laboratory facility, for various research and development related to the Company's current sealant products. In October 1997, Urecoats acquired all right, title and interest in two formulae, including certain technologies for their manufacture and application. Urecoats is also developing in its new laboratory facility, an asphalt sealant product incorporating crumb rubber, for the pavement industry ("Pavement Sealant").

     Urecoats also entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owner and inventor, respectively, of the formulas purchased by Urecoats International, including certain technologies for their spray application (collectively referred to as "Raja Agreement"). Dr. Raja is a dedicated chemist in research and development and commercializing products incorporating recycled tires and other raw materials in their composition. The Company also entered into a Consulting Agreement on January 31, 1999, effective January 1, 1999, with R. Uma Umarani, Ph.D. ("Dr. Umarani"), a chemist, for the research and development of the Pavement Sealant formula.

     The Company established a wholly-owned subsidiary, Urecoats Technologies, Inc., organized under the laws of the State of Florida, on July 1, 1999 ("Urecoats Technologies"). Urecoats Technologies was formed for the purpose of conducting existing product enhancements, research and new product developments, and this foundation will become the operating arm of the Company's full-fledged manufacturing and distribution facilities worldwide.

     The Company is presently negotiating the terms and conditions of executive employment agreements with Dr. Raja and Dr. Umarani, as Vice Presidents, respectively, in the Company and as President and Vice President, respectively, of Urecoats Technologies.

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

     The Company intends to pursue strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings industry will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence.

     Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Management also believes it has a world class "Rubber Sealant Membrane (RSM)" that will enhance, support and change many industries. Many new businesses will be developed out of the emergence of the Company's Rubber Sealant Membrane (RSM) into the world markets.

MANUFACTURING, PACKAGING AND DISTRIBUTION

     Urecoats has initiated plans to handle initial URECOATS 100 manufacturing, packaging and distribution through contract manufacturers. These contract manufacturers will prepare the various components of the product, as specified by Urecoats, provide for private label packaging and assist with shipping of product components to Mexico and other countries, for distribution to the customer. The Company is also considering establishing a subsidiary to handle its future large manufacturing, packaging and distribution needs.

RESEARCH AND DEVELOPMENT

     The Company presently conducts research and development activities, primarily related to products containing recycled materials in their formula and spray application systems, through outside consultants. As mentioned above, Urecoats retained Dr. Umarani, to concentrate on research and development of an Pavement Sealant formula, made for the pavement industry. The goal of the Pavement Sealant is to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today. The Company is also pursuing various testing and certification of its URECOATS 100 Rubber Sealant Membrane
(RSM) and Pavement Sealant products.

     The Company expended approximately $216,256 on research and development of products and spray application systems for the quarter ended June 30, 1999.

PATENTS, TRADEMARKS AND LICENSES

     The Company submitted information on its proprietary Rubber Sealant Membrane (RSM)" formula and specially designed spray application system, to its intellectual property legal counsel, and in August 1998, the formula became the subject of a utility patent application filed by the Company with the United States Patent and Trademark Office ("USPTO").

     The Company utilizes URECOATS 100 as a trademark name and is presently marketing the Rubber Sealant Membrane (RSM) under that trademark name. Management also performed trademark research on the name "Rubber Sealant Membrane (RSM)", which trademark will be used for sales and marketing efforts. Trademark and servicemark applications are presently being prepared and expected to be filed with the USPTO during the third quarter of 1999.

     The Company is also currently gathering information, collecting data from various tests, and working closely with its Patent Legal Counsel on the preparation and expected filing of three additional patent applications, seeking protection on its prototype spray application systems, for the "Rubber Sealant Membrane (RSM)" and Pavement Sealant products, as well as the formula of the Pavement Sealant.

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

FINANCIAL CONDITIONS

     The Company has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(13,379,853); and recurring losses from development stage operations of $(5,885,855).

     The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. In 1999, the Company borrowed approximately $1,040,000 for its operations. The Company anticipates raising further financing through short-term loans and/or sale of additional restricted common stock to accredited sophisticated investors. Over the course of the next 90 to 120 days, the Company will be out of the office, laboratory, and build-out facility, and for the first time be on a location at a building applying its "URECOATS 100" Rubber Sealant Membrane (RSM) and Pavement Sealant products in real life roofing and parking facility applications. These 90 to 120 days will be the most critical, fact-finding and measurable moments in the Company's history.


Page 12
                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     No material, and thus reportable, changes have occurred since the filing of the Company's Form 10-KSB for the Year Ended December 31, 1998. Refer to the Company's Form 10-KSB for the Year Ended December 31, 1998 for more information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     During the quarterly period ended June 30, 1999, the Company issued restricted common stock, for certain private transactions, in reliance on
Section 4(2) of the Act, as described below:

     (a) The Company issued 262,082 shares of restricted common stock, on behalf of its Urecoats subsidiary, for consulting services rendered. This transaction was valued and recorded at $22,086.

     (b) The Company issued 160,918 shares of restricted common stock, on behalf of its Urecoats subsidiary, in connection with cancellation of indebtedness to vendors aggregating $16,092.

     (c) The Company issued 2,214,435 shares of restricted common stock, in payment of consulting fees for services rendered, of which 250,000 were issued to Charles A. Gargano and 150,000 to Stuart B. Krost, both of whom are Directors of the Company. These transactions were valued and recorded at $212,867.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

          27.1  FINANCIAL DATA SCHEDULE - JUNE 30, 1999

          27.2  RESTATED FINANCIAL DATA SCHEDULE - JUNE 30, 1998

     (b)  REPORTS ON FORM 8-K - None

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on August 14, 1999.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            August 14, 1999
----------------------------                    ---------------
Larry T. Clemons                                Date
President and Treasurer


/s/ Michael T. Adams                            August 14, 1999
----------------------------                    ---------------
Michael T. Adams                                Date
Vice President and Secretary

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         FINANCIAL DATA SCHEDULE - JUNE 30, 1999

    27.2         RESTATED FINANCIAL DATA SCHEDULE - JUNE 30, 1998