Form 10QSB
period 1999-09-30
URECOATS INDUSTRIES INC
filed 1999-11-12
CIK 875296

-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

     The number of shares of common Stock, par value $.01 per share, deemed outstanding as of September 30, 1999 was 72,536,219 shares.

------------------------------------------------------------------------------











                          URECOATS INDUSTRIES INC.

                                FORM 10-QSB

                            SEPTEMBER 30, 1999

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998 ...............................................    3-4

Condensed Consolidated Statements of Operations for the three months
and nine months ended September 30, 1999 and 1998 ...................    5-6

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1999 and 1998 ...................................    7-8

Notes to Condensed Consolidated Financial Statements.................      9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................  10-13


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................      14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................      14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      14

ITEM 5.  OTHER INFORMATION .........................................      15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................      15



SIGNATURES .........................................................      16

EXHIBIT INDEX ......................................................      17

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                       SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $          37,648   $        102,801
     Loans Receivable                             25,865             21,042
     Prepaid Expenses                             29,247             39,535
                                       ------------------  -----------------
          Total Current Assets                    92,760            163,378
                                       ------------------  -----------------
Property and Equipment, Net                      489,462            207,036
                                       ------------------  -----------------
Other Assets:
     Deposits                                      8,341              5,227
     Intangibles, Net                          1,012,747            997,777
                                       ------------------  -----------------
          Total Other Assets                   1,021,088          1,003,004
                                       ------------------  -----------------
               Total Assets            $       1,603,310   $      1,373,418
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                       SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Accounts Payable and
       Accrued Expense                 $         707,393   $      1,460,515
     Loans Payable                               120,000             72,752
     Notes Payable                               141,315            184,453
     Due to Related Parties                    1,541,625            232,623
                                       ------------------  -----------------
          Total Current Liabilities            2,510,333          1,950,343
                                       ------------------  -----------------
Commitments and Contingencies                    557,641            685,114
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       100,000,000 shares Authorized;
       72,536,219 Shares Issued &
       Outstanding, September 30, 1999;
       58,992,784 Shares Issued &
       Outstanding, December 31, 1998.           725,362            589,928
     Additional Paid-In-Capital               17,439,290         15,806,185
     Accumulated (Deficit) -
       Discontinued Operations               (13,380,053)       (13,379,285)
     Accumulated (Deficit) -
       Development Stage Operations           (6,304,298)        (4,333,902)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)         (1,464,664)        (1,262,039)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       1,603,310   $      1,373,418
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------

                                             1999              1998
                                      -----------------  -----------------
                                                             (RESTATED)

Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          168,347            212,840
     Depreciation and Amortization              31,959              4,729
     Research and Development                  218,137            144,600
                                      -----------------  -----------------
          Total Costs and Expenses             418,443            362,169
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                  (418,443)          (362,169)

(Loss) from Discontinued Operations   $           (201)  $     (1,699,559)
                                      -----------------  -----------------

Net (Loss)                            $       (418,644)  $     (2,061,728)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $         (0.060)  $         (0.007)
    Discontinued Operations                     (0.000)            (0.035)
                                      -----------------  -----------------
      Total                           $         (0.060)  $         (0.042)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         72,317,719         49,607,451
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $         (0.056)  $         (0.007)
    Discontinued Operations                     (0.000)            (0.035)
                                      -----------------  -----------------
      Total                           $         (0.056)            (0.042)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         74,666,969         49,607,451
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------

                                             1999              1998
                                      -----------------  -----------------
                                                             (RESTATED)

Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                        1,225,742            914,026
     Depreciation and Amortization              74,373             11,506
     Research and Development                  670,281            304,290
                                      -----------------  -----------------
          Total Costs and Expenses           1,970,396          1,229,822
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                (1,970,396)        (1,229,822)

(Loss) from Discontinued Operations   $           (769)  $     (2,129,201)
                                      -----------------  -----------------

Net (Loss)                            $     (1,971,165)  $     (3,359,023)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $         (0.030)  $         (0.030)
    Discontinued Operations                     (0.000)            (0.051)
                                      -----------------  -----------------
      Total                           $         (0.030)            (0.081)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         65,764,502         41,436,482
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $         (0.030)  $         (0.030)
    Discontinued Operations                     (0.000)            (0.051)
                                      -----------------  -----------------
      Total                           $         (0.030)            (0.081)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         66,565,002         41,436,482
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                               1999              1998
                                         ---------------   ---------------
Cash Flows from Operating Activities:
  Net (Loss)
    Development Stage Operations         $   (1,970,396)   $   (1,229,822)
    Discontinued Operations                        (769)       (2,129,201)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations           74,373            11,506
          Discontinued Operations                 4,270            17,810

  Changes in Assets and Liabilities:
      Prepaid Expenses                           10,288           (68,833)
      Loans Receivables                          (4,823)          (17,422)
      Deposits                                   (3,114)          (22,279)
      Accounts Payable and Accrued
        Expenses                               (753,122)          195,650
      Due to Related Parties                  1,309,002            52,528
      Decrease in Commitments and
        Contingencies                          (127,473)              -0-
                                         ---------------   ---------------
          Net Cash (Required) by
            Operating Activities             (1,461,764)       (3,190,063)
                                         ---------------   ---------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations               (360,793)         (127,849)
    Discontinued Operations

(Acquisition) Write-off of Intangibles
   Development Stage Operations                 (15,245)              -0-
   Discontinued Operations                          -0-         1,585,256
                                         ---------------   ---------------
          Net Cash (Required) by
            Investing Activities         $     (376,038)        1,457,407
                                         ---------------   ---------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                   (CONTINUED)
                                          -------------------------------
                                               1999              1998
                                         ---------------   ---------------
                                                              (RESTATED)
Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                              1,768,539         2,629,883
  (Payment) of Notes                            (43,138)         (862,780)
  (Decrease)Increase from Loans                  47,248           (35,000)
                                         ---------------   ---------------
     Net Cash Provided by Financing
      Activities                              1,772,649         1,732,103
                                         ---------------   ---------------
        Net Increase (Decrease) in Cash
          Development Stage Operations          (72,544)            6,317
          Discontinued Operations                 7,391            (6,870)
                                         ---------------   ---------------
            Net (Decrease) in Cash       $      (65,153)   $         (553)
                                         ===============   ===============

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Acquisition of Intangibles         $          -0-    $       55,000
      Legal Fees                                 73,160           145,250
      Consultant Fees                           496,462           507,725
      Repayment of Debts                        955,652         1,023,358
      Employee Compensation                     212,375             1,000
                                         ---------------   ---------------
            Totals                       $    1,737,649    $    1,732,233
                                         ===============   ===============


See Accompanying Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed consolidated financial statements for the three month periods ended September 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1998, is derived from the registrant's Form 10-KSB for the year ended December 31, 1998.
Certain information or footnote disclosures normally included in financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

     Operating results for the three month period ended September 30, 1999, Are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the three months ended September 30, 1998, have been restated to conform with the results indicated in the December 31, 1998 Form 10-KSB.

NOTE 2 - INTANGIBLES
--------------------

     The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended September 30, 1999.

Page 9
ITEM 2.  MANAGEMENT'S PLAN OF OPERATION
---------------------------------------

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

PLAN OF OPERATION

     Urecoats Industries Inc.'s (the "Company") plan of operation for the next twelve (12) months, through its wholly-owned subsidiary, Urecoats International, Inc., engaged in the business of acquiring, developing, and marketing sealant and coating products containing recycled material in their composition, is to complete prototype development of its spray application system for its "URECOATS 100" Rubber Sealant Membrane. Management is also researching the applicability of its formulas and technologies for various other industries and markets, such as automotive, construction, shipping, trucking, space, marine, bridge, and military. The Company has set up a testing, training and laboratory facility, for various research and development related to the Company's current coating and sealant products. In October 1997, Urecoats acquired all right, title and interest in two formulae, including certain technologies for their manufacture and application. In January 1999, Urecoats began research and development on an asphalt sealant product, incorporating crumb rubber from recycled tires in its composition, and a system for spray application of the product, for the pavement industry ("Asphalt Sealant").

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

     The Company established a wholly-owned subsidiary, Urecoats
Technologies, Inc., under the laws of the State of Florida, on July 1, 1999 ("Urecoats Technologies"). Urecoats Technologies was formed for the purpose of conducting existing product enhancements, research and new product developments, and this foundation may become the operating arm of the Company's full-fledged manufacturing and distribution facilities worldwide.

     By action of the Board of Directors, Dr. Raja and Dr. Umarani, on July 1, 1999, each became a vice president in the Company. The Company is presently negotiating the terms and conditions of their executive employment agreements.

Page 10
MARKETS AND STRATEGY

     The Company focuses on select value-added niche markets in which it can establish strong market positions and have advantages in product development, manufacturing and distribution.

     The Company has identified the $20 billion Roofing Industry for the introduction of its URECOATS 100 Rubber Sealant Membrane (RSM) product and the Pavement Industry for its Asphalt Sealant product.

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

     The Company intends to pursue strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings industry will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon their capacity to enhance the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence.

     Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Management also believes: (a) it has a world class Rubber Sealant Membrane (RSM) that will enhance, support and change many industries; and (b) many new businesses will be developed out of the emergence of the Company's Rubber Sealant Membrane (RSM) into the world markets.

MANUFACTURING, PACKAGING AND DISTRIBUTION

     Urecoats plans to handle initial manufacturing, packaging and distribution of its URECOATS 100 product in-house. Urecoats hired more personnel, bought computer equipment and software, and leased extra warehouse space and equipment.

RESEARCH AND DEVELOPMENT

     The Company presently conducts research and development activities, primarily related to products containing recycled materials in their formulas and spray application systems, through outside consultants and in-house employees. As mentioned above, Urecoats retained Dr. Umarani, to concentrate on research and development of an Asphalt Sealant formula, made for the pavement industry. The goal of the Asphalt Sealant is to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today. Urecoats has completed preliminary development of its Asphalt Sealant formula and prototype development of a system for spray application of the product.

     The Company continues to pursue various testing and certification of its URECOATS 100 Rubber Sealant Membrane (RSM) and Asphalt Sealant products. Preliminary tests have been performed in-house and through outside testing agencies, all of which have shown positive results.

     The Company expended approximately $218,137 on research and development of products and spray application systems for the quarter ended September 30, 1999.

PATENTS, TRADEMARKS AND LICENSES

     The Company submitted information on its proprietary Rubber Sealant Membrane (RSM) formula and specially designed spray application system, to its intellectual property legal counsel, and in August 1998, the formula became the subject of a utility patent application filed by the Company with the United States Patent and Trademark Office.

     The Company utilizes URECOATS 100 as a trademark name and intends to market the Rubber Sealant Membrane (RSM) under that name. The Company is also researching availability of the name "Rubber Sealant Membrane (RSM)", which will be used for sales and marketing efforts.

     The Company is gathering information, collecting data from various tests, and working closely with its intellectual property legal counsel on the preparation and expected filing of three additional patent applications, seeking protection on its prototype spray application systems, for the Rubber Sealant Membrane (RSM) and Asphalt Sealant products, including the Asphalt Sealant formula.

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

FINANCIAL CONDITIONS

     The Company has suffered losses from discontinued operations resulting in an accumulated (deficit) of $(13,380,053); and recurring losses from development stage operations of $(6,304,298).

     The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. In 1999, the Company borrowed approximately $1,497,000 from Richard J. Kurtz, the Chairman of the Board and a Director of the Company; and raised $ 30,000 through the sale of restricted common stock, for its operations. The Company anticipates raising further financing through short-term loans and/or sale of additional restricted common stock to accredited sophisticated investors.

     Urecoats put into practice, over the last 90 days, a series of design changes and equipment enhancements to both of its spray application systems. The Company is currently planning to spray a parking lot within two weeks and a roof within 30 days. Over the course of the next 90 days, the Company will begin releasing more information on its internet website "www.urecoats.com", including but not limited to test results, market strengths, product profiles, other pertinent data, and more information on the direction of the Company.

                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Refer to the Company's Form 10-KSB for the Year Ended December 31, 1998 for more information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     The Company is offering up to 20,000,000 shares of its restricted common stock at a price per share equal to ten cents ($.10) per share ("Shares"), in a Private Placement commenced on July 1, 1999, pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The Shares are being offered to "accredited investors", as such term is defined in
Section 501(a) of Regulation D under the Act.

     As of September 30, 1999, 300,000 Shares were sold, amounting to $30,000. A breakdown of the proceeds are as follows:

               Cash Proceeds                   $     30,000
                                               ------------
                         Total Proceeds        $     30,000
                                               ============

     During the quarterly period ended September 30, 1999, the Company issued restricted common stock, for certain private transactions, in reliance on
Section 4(2) of the Act, as described below:

     (a) The Company issued 114,000 shares of restricted common stock, on behalf of its Urecoats International subsidiary, for consulting services rendered, of which 60,000 were issued to Ponswamy Rajalingam and 54,000 to
R. Uma Umarani, both of whom are Officers of the Company. These transactions were valued and recorded at $10,394.

     (b) The Company issued 500 shares of restricted common stock, for employee compensation. This transaction was valued and recorded at $32.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

          27.1  FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1999

          27.2  RESTATED FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1998

     (b)  REPORTS ON FORM 8-K - None

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on November 12, 1999.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            November 12, 1999
----------------------------                    -----------------
Larry T. Clemons                                Date
President and Treasurer


/s/ Michael T. Adams                            November 12, 1999
----------------------------                    -----------------
Michael T. Adams                                Date
Vice President and Secretary

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1999

    27.2         RESTATED FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 1998