Form 10KSB
period 1999-12-31
URECOATS INDUSTRIES INC
filed 2000-03-31
CIK 875296

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Fiscal Year Ended December 31, 1999

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

                        Common Stock, par value $ .01
            --------------------------------------------------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for the fiscal year ended December 31, 1999 were $-0-. As of March 21, 2000, 99,098,469 shares of Common Stock of the Registrant were deemed reserved and outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $167,441,479.

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENTS

   Urecoats Industries Inc. (the "Company") is presently engaged, through its wholly-owned subsidiaries, Urecoats International, Inc. ("Urecoats International") and Urecoats Technologies, Inc. ("Urecoats Technologies"), in the business of acquiring, developing, marketing, and distributing sealant and coating products containing recycled material in their composition, for use in various industries. The
Company acquired Urecoats International, a Florida corporation, organized in January 1997, and formed for the purpose of selling and marketing a new line of sealant and coating products made in part with crumb rubber from recycled tires. The Company established a wholly-owned subsidiary, Urecoats Technologies, organized under the laws of the state of Florida in July 1999, for the purpose of performing product enhancements, research and new product developments, and this subsidiary will become the foundation for the Company's full-fledged manufacturing and distribution facilities worldwide (the "Company" and its wholly-owned subsidiaries are sometimes referred to as the "Company" or "Urecoats"). As a result of the global recycling movement and legislation aimed at the extraction of raw materials from solid waste, management's view of the future growth of the industry is that there will be an increasing market demand for quality and cost-effective products utilizing recycled components. The Company is committed to acquiring and developing secondary use products, to supply the emerging market demands for such products.

   In October 1997, Urecoats acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application ("formulae"). The Company refers to the products made from the formulae as rubber sealant membranes and has adopted consistent trademarks (RSM). Urecoats completed development and testing of its first Rubber Sealant Membrane (RSM)(TM), URECOATS 100 (TM), made for the roofing and general construction industry, and fourth generation prototype spray system for its application. The Company is presently coordinating presentations for product approvals and certifications from appropriate agencies and organizations. Urecoats is also in the process of building five full production units for varying purposes and uses. Urecoats established a testing, training and laboratory facility for handling research and development related to its coating and sealant products, and a new facility to provide production facilities and showroom space for its products and application systems.

                                 Page 2
INDUSTRY OVERVIEW

   The Company desires to establish a niche in a number of industries, each of which represent a substantial market. The degree of penetration in each industrial market will depend upon the Company's ability to manufacture, sell and compete with substantial competitors with greater resources.

   According to recognized statistical data, in 1996, the total sales of adhesives, sealants and coatings in the United States were approximately $26.4 billion. Adhesives, sealants and coatings are used in a wide range of products with applications in numerous industries, including: industrial, consumer, construction, automotive, aerospace and packaging. Typical industrial applications include corrosion resistant coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components and numerous other diverse applications. Consumer applications include various consumer-applied adhesives such as white glues, caulks and sealants, architectural coatings and miscellaneous do-it-yourself sealing applications for bathtub and kitchen fixtures. Automotive market applications include the use of primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives. Packaging industry applications include carton, corrugated box and flexible consumer packaging adhesives, seam sealers and container coatings.
Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

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

   CONSTRUCTION INDUSTRIES

      The Company seeks to develop and market its products in the construction industries and specifically in the industries involving manufacturing and industrial building, single-family housing, multifamily housing, water, sewer, and pipeline, bridge and tunnel, and structural steel erection industries. The Company intends to compete in these industries by providing its products and systems as part of the materials, components and supplies therefor.



                                 Page 3
         ROOFING

         According to the National Roofing Contractors Association's 1998-99 Annual Market Survey ("NRCA"), total roofing industry sales volume in the United States for 1998 was approximately $26.2 billion, with responding contractors having average sales volumes of $2.35 million (Sales volume included roofing, roof deck, waterproofing, sheet-metal, insulation, repair and maintenance work). Moreover, for 1999, roofing contractors predict a $28.2 billion market, with responding contractors having average sales volumes of $2.62 million. The NRCA estimates that approximately 63.6% or $16.7 billion of the total roofing market during 1998 was for low-slope roofing and approximately 36.4 percent or $9.5 billion was for steep-slope roofing.

   The roofing industry is highly fragmented and is estimated to include more than 35,000 companies, which are generally small, owner-operated, independent contractors serving customers in a local market, with limited access to capital for investment in infrastructure, technology and expansion. The NRCA estimates that less than 4% of all industry participants have annual sales greater than $12 million. The Company believes that no single company accounted for more than 1% of total expenditures for roofing services in the United States.

   Additionally, according to the U. S. Department of Commerce, Bureau of the Census, Economics and Statistics Administration, 1997 Economic Census, Construction, Industry Series ("1997 Construction Economic Census"), Roofing, Siding, and Sheet Metal Contractors tabulation issued in October 1999, the total value of construction work reported was approximately $23.97 billion. The cost of materials, components, and supplies reported was approximately $8.5 billion. The value of construction work for all kinds of business reported for roofing contractors was approximately $15 billion.

         MANUFACTURING AND INDUSTRIAL BUILDING

         According to the 1997 Construction Economic Census, Manufacturing and Building Construction tabulation issued in September 1999, the total value of construction work reported was approximately $33.5 billion. The cost of materials, components, and supplies reported was approximately
$7 billion.

         SINGLE-FAMILY HOUSING

         According to the 1997 Construction Economic Census, Single-Family Housing Construction tabulation issued in November 1999, the total value of construction work reported was approximately $147 billion. The cost of materials, components, and supplies reported was approximately $41 billion.

         MULTIFAMILY HOUSING

         According to the 1997 Construction Economic Census, Multifamily Housing Construction issued in October 1999, the total value of construction work reported was approximately $14.5 billion. The cost of materials, components, and supplies reported was approximately $3.7 billion.




                                 Page 4
         WATER, SEWER, AND PIPELINE

         According to the 1997 Construction Economic Census, Water, Sewer, and Pipeline Construction tabulation issued in November 1999, the total value of construction work reported was approximately $22 billion. The cost of materials, components, and supplies reported was approximately $6.5 billion.

         BRIDGE AND TUNNEL

         According to the 1997 Construction Economic Census, Bridge and Tunnel Construction tabulation issued in October 1999, the total value of construction work reported was approximately $9.5 billion. The cost of materials, components, and supplies reported was approximately $2.5 billion.

         STRUCTURAL STEEL ERECTION

         According to the 1997 Construction Economic Census, Structural Steel Erection Contractors tabulation issued in October 1999, the total value of construction work reported was approximately $8 billion. The cost of materials, components, and supplies reported was approximately $2.5 billion.

   Inasmuch as the Company believes it has perfected its product and spray system, the Company's future success will depend on management's ability to successfully market its products and systems made from its proprietary technology and create awareness of their value in both industry and with the public. Management intends to place substantial resources, both financial and otherwise, in achieving these goals. See Item 6. Management's Plan of Operation.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

   FORMULAE

   The Company purchased two proprietary formulas and certain technologies for their manufacturing and application, from Creative Chemical Company
(3C), under a Purchase and Sale Agreement dated October 30, 1997. Urecoats has developed its first tri-polymer roofing and sealant product from one of the two formulas and has completed development of the fourth generation prototype spray system, which is required for application of the product.

   ROOFING PRODUCT

   URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM) is a high quality modified-urethane coating and sealant that protects surfaces from natural weathering while extending the life of the coated surfaces. The Company believes URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM) has greater flexibility and elasticity as well as a higher degree of resistance to chemicals, oils and moisture than other coatings and sealants known in the marketplace today. It is black in color and comprised of several additives including polyurethane and a compound containing crumb rubber from recycled tires which provides a high level of resistance to ultraviolet, friction, abrasion and other environmental attacks.



                                 Page 5
   The combined composition qualifies the product as environmentally useful while offering superior protection against accelerated aging. The natural adhesion characteristics of the URECOATS 100(TM) Rubber Sealant Membrane
(RSM)(TM) provide ideal application to a multitude of surfaces, and also makes it useful for waterproofing.

   URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM) is compatible with concrete, metal and wood surfaces without the use of mechanical fasteners of any type. It creates a rapid hardening, long lasting, seamless, and continuous Rubber Sealant Membrane (RSM)(TM) across flat surfaces, vertical wall areas and seals corner joints in place of conventional flashing methods. The Company recommends that preparation of different surfaces, prior to application of the URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM), for concrete, metal and wood surfaces, follow procedures prescribed in the American Standards for Testing and Materials
(ASTM) publications for such surfaces.

   ASPHALT PRODUCT

   The Company has developed an asphalt sealant formula made for the pavement industry. The goal of the Asphalt Project was to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today. Management believes this goal has been met. The formula is proprietary and based on similar chemical technologies used in producing the URECOATS 100(TM) Rubber Sealant Membrane(TM) made for the roofing industry and includes a recycled material as part of its composition. Preliminary experiments for water and gasoline resistance and adhesion to asphalt blocks of different natures collected from numerous sites were performed to decide on the composition of the sealant and concluded with favorable results. Leveraging existing spray application technologies, Urecoats designed a prototype spray applicator for the sealant spray. Finalization and fine tuning of the components and composition is continuing with lab testing and spray on asphalt surfaces. Additionally, ongoing efforts are underway to get this product approved and ready for the marketplace. Preliminary tests have shown the life of the product to be six to ten years.

MARKETS AND STRATEGY

   The Company focuses on select value-added niche markets in which it can establish strong market positions and have advantages in product development, manufacturing and distribution.

   The Company is developing a marketing and advertising program to establish a national brand identity. The Urecoats logo and identifying marks will be featured on spray applicator trucks, marketing materials and advertising of the Company. The Company is posturing itself for licensing and distribution worldwide. The Company expects to supplement its sales and marketing activities by participation in industry trade shows and conferences, direct mail, website and advertising in local industry publications.






                                 Page 6
   The Company has identified the Roofing Industry for the introduction of its first Product. Urecoats has concentrated marketing and distribution efforts on Mexico since its inception in January 1997. In connection therewith, the Company has developed several business and marketing relationships in Mexico ("Team Mexico"), most notably Antonio Domit, a distinguished businessman in Mexico, for support in marketing and distributing URECOATS 100(TM) in Mexico, Central America and South America.

   ROOFING MARKETS

      Maintenance. Maintenance involves the physical inspection of an existing roofing system to determine its current condition, detect weaknesses and failures and identify any potential future problems. Through a program of regularly scheduled annual or semi-annual inspections, roofing contractor technicians assist owners in protecting their roofing investments by seeking to identify damage in its early stages. Early detection of leaks and roofing system failures make it possible for the roofing contractors to repair and extend the life of a roofing system through repair or restoration, which is significantly less expensive and time consuming than re-roofing.

   Roofing contractors sometimes offer their customers a facility management program to coordinate maintenance, repair, restoration and re-roofing as needed. The Company believes that assisting the roofing contractors with the cost-effectiveness of their regularly scheduled maintenance, repair and restoration enables the Company to cultivate strong relationships with its customers and establish a basis for recurring revenues.

      Repair. Repair is a process where an existing roofing system has additions and adjustments made to it, such as caulking, re-coating, and repairing penetrations to fix leaks in the roofing system.

      Restoration. Restoration involves the major repair of the roofing system, including the repair of all penetrations and re-surfacing of the roof to restore it to serviceable condition. Roofing contractors inform building owners when a roof is approaching the end of its 14 year average life cycle through regularly scheduled maintenance and repair programs. The opportunity to perform restoration work normally exists two or three years prior to the end of a roof's life cycle and before significant damage occurs. As many as 10 years can be added to the useful life of the roof through restoration and typically the cost of restoration is one-half the cost of re-roofing.

      Re-roofing. Re-roofing is the process of installing a new roof when a roofing system fails. Roofing system failure can be caused by a number of factors, including age, severe weather, poor workmanship, defective materials, improper specification of a roofing system, abuse and failure to maintain the roof through inspections. Re-roofing is performed only when all repair and restoration alternatives are deemed incapable of bringing a roof back to serviceable condition, or at the specific request of a customer.





                                 Page 7
      New Construction. New roof construction involves the construction of a variety of roofing systems, including metal roofing systems, built-up roofing membranes and single ply roofing systems. New roof construction coincides with the construction of a new building. New commercial roofing work usually begins with either a proposal request from the owner, general contractor or roof consultant. Initial meetings with the parties allow the roofing contractor to prepare preliminary and then more detailed design and product specifications, drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner of payment, less a retainage of 5% to 10% of the construction cost of the project. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials and components to the job site, scheduling of work crews and inspection and quality control) is coordinated during these phases. The Company intends to assist the roofing contractors in providing the materials to be installed as a part of these contracts.

   The Company plans to continue implementation of product development for value-added end-use applications in higher growth market segments, particularly sealant and coatings which facilitate recycling and other environmentally-useful sealants and coatings. Management believes the Company's technologies provide it with advantages in the development of new products and the penetration of new markets.

   Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Furthermore, it is Management's long-term goal to establish its world class Rubber Sealant Membrane(TM) to assist, enhance and change the landscape of many industries.

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

   Urecoats has initiated plans to handle initial URECOATS 100(TM) manufacturing, packaging and distribution through contract manufacturers and/or through cooperative relationships with certain chemical suppliers. These manufacturers will prepare the various components of the product, as specified by Urecoats, provide for private label packaging and assist with worldwide shipping of product for ultimate distribution to the customer.








                                 Page 8
RESEARCH AND DEVELOPMENT

   The Company's subsidiary, Urecoats International presently conducts research and development activities, primarily related to products containing recycled materials in their formula and spray application systems, through in-house personnel, outside testing agencies and consultants. Urecoats' research facility is also developing an asphalt sealant and spray system, which formula incorporates crumb rubber from recycled tires in its composition, for the pavement industry.

   The Company expended approximately $966,696 and $672,228 on research and development of products and spray application systems for the years ended December 31, 1999 and 1998, respectively.

TESTING AND CERTIFICATION

   The Company is in the process of testing its formulae to its limits. The Company believes its formulae and certain technologies for their spray application are unique and its underlying formulae is capable of creating numerous other product applications for various industries.

ENVIRONMENTAL COMPLIANCE

   The Company is subject to extensive laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and the remediation of contamination, and otherwise relating to health, safety and protection of the environment. The URECOATS 100(TM) product contains urethanes, which are supplied by major chemical manufacturers and/or suppliers and include directions and safety precautions for handling. At present, the Company performs various product testing at its facilities and has minimal exposure to that end. The Company believes it is in compliance with the local environmental regulations.

EMPLOYEES AND CONSULTANTS

   The Company and its subsidiaries have thirteen full-time employees performing various necessary corporate and operations functions.

   Urecoats entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owners and inventor of the purchased formulas, including certain technologies for their spray application, which terminates on May 31, 2000. Urecoats entered into a new Consulting Agreement on March 29, 2000, effective January 1, 2000, incorporating and modifying certain terms and conditions from the June 1, 1999 agreement, which terminates on March 1, 2001 ("Raja Agreement"). In exchange for certain restricted common stock, options, consulting fees, and other non-employee compensation, Dr. Raja is to exercise his best efforts to complete all patent work on the URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM); complete the prototype delivery system; add a delivery system patent; and build a full production delivery system; develop a repair kit, application system and add patents for such; develop a top coat; add a formula patent; and establish training methods for application of the product, including but not limited to safety features, technical specifications and product approvals.

   The Company entered into a Consulting Agreement on January 31, 1999, effective January 1, 1999, with R. Uma Umarani, Ph.D. ("Dr. Uma"), a chemist, for the research and development of an asphalt sealant formula. This agreement terminated with all of its terms and conditions satisfied by Dr. Uma and the Company. Urecoats entered into a new Consulting Agreement on March 29, 2000, effective January 1, 2000, which terminates on March 31, 2001. In exchange for certain restricted common stock, options, consulting fees, and other non-employee compensation, Dr. Uma is to exercise her best efforts to complete all patent work on the URESEAL 200(TM) asphalt sealant; add a formula patent; complete the prototype delivery system; add a delivery system patent and build a full production delivery system; develop a repair kit, application system and add patents for such; establish training methods for application of the product, including but not limited to safety features, technical specifications and product approvals.

COMPETITIVE CONDITIONS

   The adhesives, sealants and coatings industry is highly competitive.
The industry is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. Based upon available data, management believes that no one company holds a dominant position on a national basis. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Due to the uniqueness of the Company's proprietary technologies, ease of application, cost savings, and the environmental marketing component (from the incorporation of crumb rubber from recycled tires in its formula), the Company believes it can achieve an appreciable market share in this industry. Moreover, management firmly believes its products and their spray application systems are unique and new to their respective industries. Therefore, there appears to be no direct competition in the marketplace for these products.

RAW MATERIALS

   The Company uses a variety of specialty and commodity chemicals in its formulae. These raw materials are generally available from numerous independent suppliers and purchases of raw materials are typically on a spot basis. URECOATS 100(TM) includes urethanes and a proprietary component incorporating crumb rubber from recycled tires. The urethanes are readily available in the marketplace, while the proprietary components must be specially formulated.

PRINCIPAL SUPPLIERS

   Urecoats is presently negotiating more competitive pricing with well known suppliers of the urethane components, and suppliers for another proprietary component, of the URECOATS 100(TM) formula. Urecoats has established its primary supplier base for all of the required components for manufacturing and assembly of its URECOATS 100(TM) spray application system. Urecoats continues to seek competitive, qualitative, quantitative, and cost effective vendors for all aspects of its spray application system.

MAJOR CUSTOMERS

   Although no purchase orders have been finalized to date, Urecoats is maintaining a relationship with its customer in Mexico, Ipseal De Mexico, S.A. de C.V. ("Ipseal"), for sales of its Rubber Sealant Membrane(TM) URECOATS 100(TM) roofing product. The Company is also working directly with a core group of individuals from Mexico, "Team Mexico", in establishing infrastructure guidelines for future anticipated sales, marketing and distribution of its products in Mexico.

PATENTS, TRADEMARKS AND LICENSES

   The Company has completed development of its first Rubber Sealant Membrane (RSM)(TM) product, URECOATS 100(TM), a coating and sealant made from a proprietary formula comprised of, among other things, urethanes and crumb rubber from recycled tires. The formula is the subject of a utility patent application filed by Urecoats International with the United States Patent and Trademark Office ("USPTO"), which application was assigned serial number 09/377,093 and filing date of August 19, 1998. The Patent application is still pending. Urecoats also filed a Demand under the Patent Cooperation Treaty, to begin the international preliminary examination process for patent protection under the international treaty. Although no assurance can be given, Management is confident that a patent shal be issued to the Company.

   The Company has submitted information on its proprietary spray application system, to its Patent counsel for review.

   The Company utilizes URECOATS 100 as a trademark name and intends to market the Rubber Sealant Membrane(TM) Urecoats 100(TM) roofing product under that trademark name. Management also submitted applications, through its Patent and Trademark counsel to the USPTO, on March 28, 2000, for the following trademarks: 1) URECOATS; 2) URECOATS 100; 3) URESEAL;
4) URESEAL 200; 5) RUBBER SEALANT MEMBRANE; 6) RSM; 7) CAS TECHNOLOGY; and 8) RUBBER STRUCTURAL CONDUIT. Based on preliminary trademark/service mark searches performed by the Company's Patent and Trademark counsel, the above-referenced marks appear to be available for registration.

GOVERNMENTAL REGULATION

   Urecoats is presently researching governmental approvals, if any, and where applicable, as required for its products. To be sure, Urecoats has established working relationships with numerous independent roof testing agencies and many individuals experienced in various areas, relating to such matters.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

   Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company also has updated its computer systems and hardware to be Year 2000 compliant. Although no problems have occurred as of the date of filing this report, there still remains a slight risk for the Year 2000 compliance of those with whom the Company does business, primarily third party payors.

HISTORICAL INFORMATION

   The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. ("NCC"), on January 14, 1991. In 1993, the Company underwent a recapitalization, reverse merger, discontinued its pre-merger NCC operations, changed its name to Winners All International, Inc., and began post-merger random lottery operations. On January 29, 1997, a Special Meeting of the Board of Directors recognized and resolved, that as a result of the permanent impairment of operational assets relating to its random lottery operations, a measurement date of January 29, 1997 was established to abandon those operations, effective for the year ended July 31, 1995. Since that determination, the Board has restructured its operations, reorganized management, rebuilt shareholder value, and is current with SEC reporting requirements, and continues to settle former outstanding legal matters.

   In July 1997, the Company acquired, as a wholly-owned subsidiary, Designer Wear, Inc. ("Designer Wear" or "DWI"). DWI, a Florida corporation organized in August 1996, was engaged in the business of acquiring license agreements for the design, contract manufacturing, sale and worldwide distribution of branded merchandise products. Designer Wear originally was focusing on sales, marketing and distribution of a line of socks, using the name, likeness, signature, and image of the late American actor
"James Dean" under a trademark license agreement. In October 1997, Designer Wear acquired ROK International, Inc. ("ROK"), which was a development-stage business, primarily involved in the promotion and sales of Smith and Wesson corporation trademark properties, pursuant to a Trademark License Agreement, for apparel and accessories. Due to a disagreement between the Company, Designer Wear, ROK, and Smith and Wesson regarding alleged improper termination of ROK's Trademark License Agreement by Smith & Wesson, the Company ceased all activities related to Branded Merchandise operations. See Item 3. Legal Proceedings. As a result of pending litigation, recurring losses and limited resources at that time, the Board of Directors passed a unanimous resolution, dated April 14, 1999, to discontinue the activities of DWI and ROK, retroactive for the year ended December 31, 1998.

ITEM 2.  PROPERTY
-----------------

   The Company does not own any real property. The Company's subsidiary, Urecoats International, entered into four separate leases for space for corporate offices, testing and training facilities, and distribution and storage of sealing and spraying products including product showroom. Two leases commenced July 1, 1998 and terminate July 31, 2001; one lease July, 1, 1999 that terminates July 31, 2001; and one lease March 1, 2000 that terminates March 31, 2003. The leases are all guaranteed by the Company. The Company and its subsidiaries reside in these premises. The Company has made substantial improvements to the leased premises.







                                 Page 12
ITEM 3. LEGAL PROCEEDINGS
-------------------------

   (1)  Designer Wear et. al. vs. Smith & Wesson et. al.

   Designer Wear received notice from the Smith and Wesson Corporation ("Smith & Wesson"), through ROK, of termination of ROK's Trademark License Agreement dated March 1, 1996, as amended August 23, 1996. Designer Wear and ROK management served notice to Smith & Wesson on the validity of the termination notice. Although the Company's litigation counsel and Smith & Wesson management attempted a resolution of the matter, Designer Wear and ROK filed a lawsuit against Smith & Wesson and John S. Steele ("Steele"), its Director of Licensing and Merchandising, on June 1, 1998. The lawsuit was filed in the United States District Court for the Southern District of Florida, claiming, among other things, breach of a trademark licensing agreement and the implied covenant of good faith and fair dealing, tortious interference with the contractual relationship between ROK and Designer Wear and requested a declaratory judgment and permanent injunction. Designer Wear and ROK are also seeking damages of $50,000,000. Smith & Wesson is a subsidiary of Tompkins PLC in London, England.

   Smith & Wesson filed an Answer and Affirmative Defenses of Defendant Smith & Wesson to Plaintiffs' Complaint, Counterclaim and Jury Demand ("Smith & Wesson Answer, Defenses and Counterclaims"), on July 13, 1998, in the United States District Court For The Southern District of Florida, alleging, among other things, unclean hands, reformation of the license, proper termination, defensive estoppel, and defensive waiver. The Company filed a Motion to Dismiss Counterclaims and Incorporated Memorandum of Law, on or about August 4, 1998. In addition, Steele filed a motion to dismiss claims against himself and/or to transfer the action, on July 13, 1998, in the United States District Court For The Southern District of Florida. Designer Wear and ROK filed an opposition to this motion, on or about July 27, 1998, in the United States District Court For The Southern District Of Florida. This litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. The Company, through its litigation counsel, is vigorously contesting the case, but is open to a reasonable out-of-court settlement. To date, no settlement offers have been made by Smith & Wesson acceptable to the Company, however, litigation counsel is of the continuing opinion that the case will eventually be settled favorably to Urecoats.

   (2)   AG Industries vs. the Company, et. al.

   On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company and for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. There has been no known further discovery of any of the parties in the lawsuit. This lawsuit relates to the former abandoned random lottery operations of the Company. Management has undertaken to determine the status.



                                 Page 13
   (3)   Other Legal Matters

   Other lawsuits and judgments against the Company total approximately $261,000. Management is seeking settlements, including payment arrangements on these matters. The outcome of these negotiations cannot be determined at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   There were no matters submitted to shareholders for a vote, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.













































                                 Page 14
                                 PART II
                                 -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET FOR COMMON EQUITY

   The Company's common stock is traded over-the-counter on the NASDAQ Bulletin Board primarily in the United States and Canada. The following table sets forth range of high and low bid information for the Company's common stock for each quarter, or the closest date related thereto where trading took place, within the last two fiscal years ending December 31, 1999. The information provided below for the common stock was obtained from NASDAQ Trading & Market Services and options to purchase common stock from the internal records of the Company. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           COMMON STOCK
                                        ------------------

                  PERIOD                  HIGH       LOW
          ------------------------      --------   -------
          January 4, 1998 -               .27        .27
                    March 31, 1998        .17        .165

          April 1, 1998 -                 .17        .165
                     June 30, 1998        .22        .18

          July 1, 1998 -                  .21        .19
                September 30, 1998        .17        .13

          October 1, 1998 -               .17        .135
                 December 31, 1998        .28        .26

          January 4, 1999 -               .28        .26
                    March 31, 1999        .19        .18

          April 1, 1999 -                 .19        .165
                     June 30, 1999        .21        .20

          July 1, 1999 -                  .21        .20
                September 30, 1999        .165       .15

          October 1, 1999 -               .16        .15
                 December 30, 1999        .16        .145


   As of the close of business on March 21, 2000, there were 460 holders of record, respectively, of common stock, of which many are securities firms and securities deposit organizations representing many individual shareholders. The Company believes it has over 5,400 beneficial owners of its common stock.

   The Company has not paid any cash dividends on its common stock for the last two fiscal years.



                                 Page 15
   The Company privately offered up to 20,000,000 shares of its restricted common stock at a price per share equal to ten cents ($.10) per share ("Shares"), in a Private Placement commencing on July 1, 1999 ("1999 Placement)", pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Shares were offered only to "accredited investors", as such term is defined in Section 501(a) of Regulation D under the Act. The 1999 Placement was terminated on December 16, 1999 with all 20,000,000 shares of restricted common stock being sold.
A breakdown of the proceeds is as follows:

             Cash                            $     55,000.00
             Conversion of Debt                 1,912,492.30
             Conversion of Legal Fees              32,507.70
                                             ---------------
                           Total Proceeds    $  2,000,000.00
                                             ===============

   (a) Cash proceeds are from the sale of 550,000 shares of restricted common stock, in exchange for $55,000.

   (b)  Conversion of Debt proceeds are as follows:

        (i) The Company issued an aggregate of 19,124,920 shares of restricted common stock, in exchange for cancellation of $1,912,492.30 of short-term loans and notes payables including interest, 17,170,923 shares of which were issued to Richard J. Kurtz, Chairman of the Board, in cancellation of $1,717,092.30 of short-term loans, including interest, he made to the Company during the 1999 calendar year. See Item 12. Certain Relationships and Related Transactions.

        (ii) The Company issued an aggregate of 1,200,000 shares of restricted common stock, in exchange for cancellation of $120,000 indebtedness to non-affiliated assignees of a creditor of the Company.

        (iii) The Company issued 325,077 shares of restricted common stock, in exchange for cancellation of $32,507.70 of accrued legal fees.

   During the yearly period ended December 31, 1999, the Company issued restricted common stock, for certain private transactions, in reliance on
Section 4(2) of the Act, as described below:

   (a) The Company issued 100,000 shares of restricted common stock, pursuant to a guarantee and modification Stipulation, to settle a former litigation matter against the Company. This transaction was valued and recorded at $6,300.

   (b) The Company issued an aggregate of 2,500 shares of restricted common stock, for employee bonuses, valued and recorded at $ 158.00.

   (c) The Company issued an aggregate of 900,000 shares of restricted common stock, in cancellation of accrued consulting fees, valued and recorded at $64,950, 250,000 shares of which were issued to Stuart B. Krost, a director of the Company, valued and recorded at $13,750.

   (d) The Company issued an aggregate of 400,000 shares of restricted common stock, in cancellation of accrued legal fees, valued and recorded at $25,400.

                                 Page 16
   (e) The Company issued 25,000 shares of restricted common stock, in cancellation of an account payable, valued and recorded at $2,500.

   (f) The Company issue an aggregate of 800,000 shares of restricted common stock, in cancellation of accrued bridge loan fees, valued and recorded at $32,000.

   (g) The Company issued 2,500,000 shares of restricted common stock, in exchange for cancellation of a non-interest bearing loan made by Richard
J. Kurtz, the Chairman of the Board, valued and recorded at $187,500.

   (h) The Company issued an aggregate of 2,685,935 shares of restricted common stock, for consulting services, valued and recorded at $262,663, 150,000 shares of which were issued to Stuart B. Krost, a director, valued and recorded at $12,300.

   (i) The Company issued an aggregate of 35,000 shares of restricted common stock for legal services, valued and recorded at $4,760.

   (j) The Company issued 1,000,000 shares of restricted common stock, as other compensation, to Larry T. Clemons, an officer of the Company, valued and recorded at $200,000.

   (k) The Company issued 135,918 shares of restricted common stock, on behalf of its Urecoats International subsidiary, in cancellation of an account payable, valued and recorded at $13,592.

   (l) The Company issued 527,082 shares of restricted common stock, on behalf of its Urecoats International subsidiary, for consulting services, valued and recorded at $43,532, 240,000 of which were issued to Dr. Raja, an officer of the Company, valued and recorded at $17,380, and 216,000 shares to Dr. Uma, an officer of the Company, valued and recorded at $19,044.

   (m) The Company issued 780,000 shares of restricted common stock, on behalf of its Urecoats International subsidiary, in cancellation of accrued consulting fees of $59,820, 580,000 shares of which were issued to Dr. Raja, an officer of the Company, valued and recorded at $38,220.




















                                 Page 17
ITEM 6.  MANAGEMENT'S PLAN OF OPERATION
---------------------------------------

PLAN OF OPERATION

   The Company's plan of operation for the next twelve (12) months, through its wholly-owned subsidiaries, Urecoats International and Urecoats Technologies, is to manufacture five full production spray application systems for its URECOATS 100(TM) Rubber Sealant Membrane
(RSM)(TM) roofing product. Management will continue to research the applicability of its formulae, and modifications thereto, for the development of additional products for the various industries described elsewhere in this report.

   The Company will continue to work hand in hand with numerous well known testing and certification agencies, not only for testing its products to their limits, but also to develop new uses and awareness of such throughout the various industries.

   Urecoats is seeking to retain qualified and respected professionals in the various industries for advice, consultation and direction related to its products and applications; development and building of different types of roof systems for its products; working with testing labs, government agencies, and other agencies for approval of its products; seeking other potential applications and uses for its products other than construction, such as waterproofing, marine, steel vapor barrier, etc.; assistance in writing technical articles on its products and applications; and establish guidelines for application procedures for its products and applications in the various industries.

   The Company intends to pursue strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings industry will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon their capacity to enhance the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence. Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships. Management also believes: (a) it has a world class Rubber Sealant Membrane (RSM)(TM) that will enhance, support and change many industries; and (b) many new businesses will be developed out of the emergence of the Company's Rubber Sealant Membrane (RSM)(TM) into the world markets.

   The Company expects to hire more personnel, purchase additional computer equipment and software, build additional full production spray systems, perform research and development activities, further develop licensing, sales, distribution and marketing programs, and seek additional board of directors, executives, and consultants for anticipated growth from increased awareness of the Urecoats products in the marketplaces.




                                 Page 18

   As of the date of filing this report, Urecoats has purchased five trucks and ordered other equipment and accessories for building five full production spray systems. Equipment financing has been arranged through an internationally ranking financial institution for a large portion of this expenditure, and which financing is personally guaranteed by the Chairman of the Board of the Company.

   The Company currently does not have the liquidity or capital resources to expand Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. The Chairman of the Board has confirmed a financial guarantee to provide up to $2,000,000 to the Company for operating expenses incurred or to be incurred during the year 2000. See Item 12. Certain Relationships and Related Transactions. Moreover, the Company anticipates further sources of financing resulting from sales and/or distribution of product.

   Refer also to Item 1. Description of Business for more information related to the Company's Plan of Operations.







































                                 Page 19
ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT-STAGE COMPANY)
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES




                                                                   PAGE
                                                                  ------
INDEPENDENT AUDITOR'S REPORT ................................         21

CONSOLIDATED BALANCE SHEET ..................................         22

CONSOLIDATED STATEMENTS OF OPERATIONS .......................         23

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) ..........         24

CONSOLIDATED STATEMENTS OF CASH FLOWS .......................      25-26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................      27-40



   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.


























                                 Page 20

                           BAUM & COMPANY, P.A.
                     4310 SHERIDAN STREET, SUITE 202
                         HOLLYWOOD, FLORIDA 33021

                       INDEPENDENT AUDITOR'S REPORT
                       ----------------------------

Board of Directors and Stockholders
Urecoats Industries Inc.

   We have audited the accompanying consolidated balance sheet of Urecoats Industries Inc. (a development-stage company) and subsidiaries as of December 31, 1999, and the related consolidated statement of stockholders' (deficit) for the year then ended, and the related consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urecoats Industries Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/ Joel S. Baum
----------------------------
Joel S. Baum, C.P.A
Baum & Company, P.A.
Certified Public Accountants
Hollywood, Florida

March 29, 2000











                                  Page 21
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1999

                                   ASSETS
                                   ------
Current Assets:
     Cash                                                  $        15,026
     Loans Receivable                                               21,283
     Prepaid Expenses                                                6,143
                                                           ----------------
          Total Current Assets                                      42,452
                                                           ----------------
Property and Equipment, Net (Notes 1,4)                            526,102
                                                           ----------------
Other Assets:
     Intangibles, Net (Notes 1,5)                                1,012,844
     Deposits                                                        8,341
                                                           ----------------
          Total Other Assets                                     1,021,185
                                                           ----------------
               Total Assets                                $     1,589,739
                                                           ================

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                  ---------------------------------------

Current Liabilities:
   Current Maturities of Long Term Debt (Note 6)           $        59,387
   Accounts Payable and Accrued Expenses (Note 7)                  571,131
   Loans Payable (Note 8)                                           65,124
   Due to Related Parties (Note 9)                                 250,000
                                                           ----------------
        Total Current Liabilities                                  945,642

Long Term Debt (Note 6)                                             34,327
                                                           ----------------
Total Liabilities                                                  979,969
                                                           ----------------
Commitments and Contingencies (Note 10)                            669,421
                                                           ----------------
Stockholders' (Deficit):
   Preferred Stock, $1.00 Par Value, 2,000,000 Shares
     Authorized; Series A Convertible, 750,000 Shares
     Authorized; Issued & Outstanding, 62,500 Shares
     Unconverted (Less Offering Costs of $7,465)                    55,035
   Common Stock $.01 Par Value, 100,000,000 shares
     Authorized; 92,748,219 Shares Issued & Outstanding            927,482
     Additional Paid-In-Capital                                 19,203,292
     Accumulated (Deficit) - Discontinued Operations           (13,530,532)
     Accumulated (Deficit) - Development Stage Operations       (6,714,928)
                                                           ----------------
        Total Stockholders' (Deficit)                              (59,651)
                                                           ----------------
             Total Liabilities and Stockholders' (Deficit) $     1,589,739
                                                           ================
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Page 22
                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                              DEVELOPMENT      DEVELOPMENT
                                 STAGE            STAGE
                              OPERATIONS        OPERATIONS      CUMULATIVE
                              YEAR ENDED        YEAR ENDED      DEVELOPMENT
                             DECEMBER 31,      DECEMBER 31,        STAGE
                                 1999              1998         OPERATIONS
                            --------------  -----------------  ------------
Revenues                    $         -0-   $            -0-   $       -0-
                            --------------  -----------------  ------------
Costs and Expenses:
  Selling, General and
    Administrative                666,021            329,757     1,306,751
  Professional Fees               233,847            490,576       985,696
  Depreciation and
    Amortization                  118,704             32,291       154,221
  Research and Development        966,696            672,228     2,262,708
  Consulting Fees                 395,758            789,125     2,005,552
                            --------------  -----------------  ------------
    Total Costs and Expenses    2,381,026          2,313,977     6,714,928
                            --------------  -----------------  ------------
Net(Loss)From Development
  Stage Operations             (2,381,026)        (2,313,977)   (6,714,928)
                                                               ============
(Loss) From Discontinued
  Operations                     (151,247)        (3,833,214)
                            --------------  -----------------
Net(Loss)                   $  (2,532,273)  $     (6,147,191)
                            ==============  =================
Net(Loss)Per Common Share
  Basic
    Development Stage
      Operations            $       (.031)  $          (.041)
    Discontinued Operations         (.002)             (.069)
                            --------------  -----------------
        Total               $       (.033)  $          (.110)
                            ==============  =================
Weighted Average Shares
  Outstanding                  75,870,501         55,915,534
                            --------------  -----------------
Net(Loss)Per Common Share
  Dilutive
    Development Stage
      Operations            $       (.031)  $          (.041)
    Discontinued Operations         (.002)             (.069)
                            --------------  -----------------
        Total               $       (.033)  $          (.110)
                            ==============  =================
Weighted Average Shares
  Outstanding                  76,990,001         55,915,534
                            --------------  -----------------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Page 23
                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                            DECEMBER 31, 1999


                      Preferred Stock      Common Stock
                          Amount              Amount
                      ---------------  --------------------

                                                             Additional
                                 PV                   PV       Paid-In
                      Shares   $1.00     Shares      $.01      Capital
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1998     62,500  $55,035  58,992,784  $589,928  $15,806,185

Issuance of Stock         --       --  33,755,435  $337,554  $ 3,397,107

Net(Loss)
for the Year              --       --          --        --           --
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1999     62,500  $55,035  92,748,219  $927,482  $19,203,292
                      ======  =======  ==========  ========  ===========




                                         Development
                       Discontinued         Stage
                        Operations        Operations          Total
                       Accumulated       Accumulated      Stockholder's
                        (Deficit)         (Deficit)         (Deficit)
                       -------------     ------------     --------------
Balance at
December 31, 1998      $(13,379,285)     $(4,333,902)     $  (1,262,039)

Issuance of Stock                --             --            3,734,661

Net(Loss)
 for the Year          $   (151,247)     $(2,381,026)     $  (2,532,273)
                       -------------     ------------     --------------
Balance at
December 31, 1999      $(13,530,532)     $(6,714,928)     $     (59,651)
                       =============     ============     ==============

----








        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Page 24
                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          DEVELOPMENT        DEVELOPMENT
                                             STAGE              STAGE
                                           OPERATIONS         OPERATIONS
                                           YEAR ENDED         YEAR ENDED
                                        DECEMBER 31, 1999  DECEMBER 31, 1998
                                        -----------------  -----------------
Cash Flows from Operating Activities:
  Net(Loss)
    Development Stage Operations        $     (2,381,026)  $     (2,313,977)
    Discontinued Operations                     (151,247)        (3,833,214)

  Adjustments to Reconcile Net(Loss)
    to Net Cash (Required)by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations           118,704             32,291

      Changes in Assets and Liabilities:
          Prepaid Expenses                        33,392            (39,535)
          Loans Receivable                          (241)           (21,042)
          Deposits                                (3,114)             3,553
          Accounts Payable                      (888,541)           856,292
          Due to Related Parties                  17,377            197,294
          Decrease in Commitments and
            Contingencies                        (15,693)           (97,907)
          Net Assets and Liabilities of
            Discontinued Operations                  ---           (163,814)
                                        -----------------  -----------------
             Net Cash (Required) by
               Operating Activities           (3,270,389)        (5,380,059)
                                        -----------------  -----------------
Cash Flows from Investing Activities:
  Acquisition of Property and Equipment
    Development Stage Operations                (429,993)          (185,008)
  (Acquisition) Write-off of Intangibles
    Development Stage Operations                 (15,219)           (83,936)
    Discontinued Operations                          ---          3,343,750
                                        -----------------  -----------------
             Net Cash Provided(Required)
               by Investing Activities          (445,212)         3,074,806
                                        -----------------  -----------------










         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Page 25
                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)

                                          DEVELOPMENT        DEVELOPMENT
                                             STAGE              STAGE
                                           OPERATIONS         OPERATIONS
                                           YEAR ENDED         YEAR ENDED
                                        DECEMBER 31, 1999  DECEMBER 31, 1998
                                        -----------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock       3,734,661          3,132,513
  Proceeds from Issuance of Notes                 60,546             99,453
  (Decrease) from Loans                           (7,628)          (824,991)
  Payment of Notes                              (159,753)               ---
                                        -----------------  -----------------
    Net Cash Provided by Financing
     Activities                                3,627,826          2,406,975
                                        -----------------  -----------------
       Net (Decrease)Increase in Cash
         Development Stage Operations            (95,053)            109,842
         Discontinued Operations                   7,278              (8,120)
                                        -----------------  -----------------
         Net (Decrease)Increase in Cash          (87,775)            101,722

Cash at Beginning of Year                        102,801               1,079
                                        ----------------   -----------------

Cash at End of Year                     $         15,026   $         102,801
                                        ================   =================

Supplemental Disclosures of Cash Flow Information (Note 13)























         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Page 26
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

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

BUSINESS

   The Company is engaged in the acquisition, formulation, marketing and distribution of sealant and coating products containing recycled materials in their compositions. The Board of Directors passed a unanimous resolution dated April 14, 1999 to discontinue the Branded Merchandise operations, retroactive for the year ended December 31, 1998. (See Note 3)

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.









                                   Page 27
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

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

INTANGIBLE ASSETS

   Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired (Goodwill), capitalized patent application costs, and acquisition of formulae are amortized, commencing in the year of significant revenue recognition, by the straight-line method over estimated useful lives of 40 years, and 10 years, respectively.

   Pursuant to Statement of Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which assets relate to the carrying amount including associated intangible assets of such operation.




                                   Page 28
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

   As a result of pending litigation, recurring losses and limited resources, the Board of Directors passed a unanimous resolution dated April 14, 1999, to discontinue the activities of DWI and ROK, retroactive for the year ended December 31, 1998.



                                   Page 29
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2 - DISCONTINUED OPERATIONS CONTINUED
------------------------------------------
   DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products.

   Operations related to Branded Merchandise products have been reflected in Loss from Discontinued Operations amounting to $151,247 and $3,833,214, for the years ended December 31, 1999 and 1998, respectively.

NOTE 3 - COMMON STOCK TRANSACTIONS
----------------------------------

   On July 1, 1999, the Company offered up to 20,000,000 shares of its restricted common stock at a price per share equal to ten cents ($.10) per share ("Shares"), in a Private Placement ("1999 Placement"), pursuant to the exemption under Rule 505 of the Securities Act of 1933, as amended (the "Act"). The 1999 Placement terminated on December 16, 1999 with all 20,000,000 shares of restricted common stock being sold. A breakdown of the proceeds is as follows:

             Cash                            $     55,000
             Conversion of Debt                 1,912,492
             Conversion of Legal Fees              32,508
                                             ------------
                           Total Proceeds    $  2,000,000
                                             ============

   (a) Cash proceeds are from the sale of 550,000 shares of restricted common stock, in exchange for $55,000.

   (b)  Conversion of Debt proceeds are as follows:

        (i) The Company issued 17,170,923 shares of restricted common stock to the Chairman of the Board for cancellation of $1,717,092 of short-term loans, including interest. See Note 9 Related Party Transactions.

        (ii) The Company issued 1,200,000 shares of restricted common stock for cancellation of $120,000 of indebtedness to non-affiliated assignees of a creditor of the Company.

        (iii) The Company issued 754,000 shares of restricted common stock for cancellation of $75,400 of indebtedness.

   (c) The Company issued 325,077 shares of restricted common stock in cancellation of $32,508 of legal fees.

   (d) The Company issued 100,000 shares of restricted common stock to settle a former litigation against the Company at a value of $6,300.




                                   Page 30
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - COMMON STOCK TRANSACTIONS CONTINUED
--------------------------------------------

   (e) The Company issued 2,500 shares of restricted common stock, for employee bonuses, valued at $ 158.

   (f) The Company issued 900,000 shares of restricted common stock for cancellation of accrued consulting fees, valued at $64,950; 250,000 shares were issued to an officer of the Company at a value of $13,750.
See Note 9 Related Party Transactions.

   (g) The Company issued 400,000 shares of restricted common stock for cancellation of accrued legal fees, valued at $25,400.

   (h) The Company issued 25,000 shares of restricted common stock for cancellation of accounts payable, valued at $2,500.

   (i) The Company issued 800,000 shares of restricted common stock for cancellation of accrued loan fees, valued at $32,000.

   (j) The Company issued 2,500,000 shares of restricted common stock, to the Chairman of the Board, for cancellation of a non-interest bearing loan, valued at $187,500. See Note 9 Related Party Transactions.

   (k) The Company issued 2,685,935 shares of restricted common stock for consulting services valued at $262,663; 150,000 were issued to a director of the Company valued at $80,400. See Note 9 Related Party Transactions.

   (l) The Company issued 35,000 shares of restricted common stock for legal services valued at $4,760.

   (m) The Company issued 1,000,000 shares of restricted common stock as compensation, to an officer of the Company, valued at $200,000. See Note 9 Related Party Transactions.

   (n) The Company issued 135,918 shares of restricted common stock for cancellation of accounts payable valued at $13,592.

   (o) The Company issued 1,307,082 shares of restricted common stock for accrued consulting services valued at $59,820 and consulting services valued at $43,532; 1,036,000 were issued to officers of the Company valued at $74,640. See Note 9 Related Party Transactions.

   (p) The Company issued 30,000 shares of its common stock, valued at $5,700 upon exercise of options under the 1998 Employee and Consultant Stock Option Plan.

   (q) The Company issued 3,834,000 shares of common stock, valued at $825,786 upon exercise of options under the 1999 Employee and Consultant Stock Purchase and Option Plan; 597,000 shares were issued to officers of the Company valued at $134,205. See Note 9 Related Party Transactions.


                                   Page 31
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

   A summary of property and equipment at December 31, 1999 is as follows:

        Trucks, Trailers and Other Rolling Equipment $      41,602
        Leasehold Improvements                             140,020
        Office Equipment                                    96,547
        Machinery and Equipment                            406,345
                                                     -------------
             Total Property and Equipment                  684,514
        Less:  Accumulated Depreciation                   (158,412)
                                                     -------------
             Total Property and Equipment, Net       $     526,102
                                                     =============

NOTE 5 - INTANGIBLES
--------------------

   A summary of intangibles at December 31, 1999 is as follows:

        Organization Costs                           $         840
        Goodwill                                           913,490
        Patent Costs                                        18,993
        Proprietary Formula Acquisition Costs               80,000
                                                     -------------
             Total Intangibles                           1,013,323

        Less:  Accumulated Amortization                       (479)
                                                     -------------
             Total Intangibles, Net                  $   1,012,844
                                                     =============

   Goodwill arises from the cost, in excess of fair market value of tangible assets and liabilities, resulting from the Company's 1997 acquisition of Urecoats International, Inc. Amortization is to commence upon the recognition of significant revenues.

   Patent and Proprietary Formula costs are amortized, under the straight-line method, over ten years. Amortization is to commence upon recognition of significant revenues. The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.








                                   Page 32
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 6 - LONG TERM DEBT
-----------------------

   At December 31, 1999 Long Term Debt consists of the following:


      11% - 18% - Various Notes Payable, due in monthly     $ 53,714
       installments of $1,918, including interest, maturing through 2003, secured by equipment.

      12% Notes Payable, payable on demand, unsecured         40,000
                                                            --------
                                                            $ 93,714
      Less current maturities                                 59,387
                                                            --------
             Total Long Term Debt                           $ 34,327
                                                            ========

   Expiration of Long Term Debt is as follows:

      Years ending December 31st              2000          $ 59,387
                                              2001            19,387
                                              2002            13,906
                                              2003             1,034
                                                            --------
                                                            $ 93,714
                                                            ========

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

   A summary of accounts payable and accrued expenses at December
31, 1999 is as follows:

     Accounts Payable                                 $    287,365
     Accrued Salaries                                      128,841
     Accrued Payroll Taxes                                  70,117
     Accrued Expenses                                       70,841
     Accrued Sales Taxes                                    13,967
                                                      ------------
       Total Accounts Payable and Accrued Expenses    $    571,131
                                                      ============

NOTE 8 - LOANS PAYABLE
----------------------

   Loans payable of $65,124, to various individuals, are non-interest bearing and payable on demand.





                                   Page 33
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - RELATED PARTY TRANSACTIONS
------------------------------------

   At December 31, 1999, the Company had the following related party transactions:

      9% Interest bearing loan, payable on demand, from the Chairman of the Board, amounted to $250,000.

      The Company issued stock to officers and directors as follows:

                                           Shares        Value
                                         ----------   -----------
           Consulting Fees                1,436,000   $   168,790
           Cancellation of Indebtedness  19,679,023     1,904,592
           Compensation                   1,000,000       200,000
           Options                          597,000       134,205
                                         ----------   -----------
                                         22,712,023   $ 2,407,587
                                         ==========   ===========

      The Chairman of the Board has personally guaranteed $53,714 of various notes from financial institutions. In addition, the Chairman of the Board has confirmed a financial guarantee to provide up to $2,000,000 to the Company for operating expenses incurred or to be incurred during the year 2000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LEASES

   The Company entered into three operating leases for corporate offices, testing and training facilities, that expire July 31, 2001. Rent expense for the years ended December 31, 1999 and 1998, were $64,284 and $44,726, respectively.

















                                   Page 34
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 10 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

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

   Smith & Wesson filed an Answer and Affirmative Defenses of
Defendant Smith & Wesson to Plaintiffs' Complaint, Counterclaim and Jury Demand ("Smith & Wesson Answer, Defenses and Counterclaims"), on July 13, 1998, in the United States District Court For The Southern District Of Florida, alleging, among other things, unclean hands, reformation of the license, proper termination, defensive estoppel, and defensive waiver. The counterclaims were brought against DWI, ROK, and third-party defendants Laurence Sack, Howard Weiser and the Company (hereinafter collectively referred to as ("Company et. al."). The counterclaims are as follows: I. Federal trademark infringement;
II. False description, false advertising, tarnishment and dilution;
III. Common law trademark infringement; IV. Common law unfair competition; V. Breach of contract; VI. Breach of implied covenant of good faith and fair dealings; VII. Duty to indemnify is valid and enforceable; VIII. Fraud; and IX. Conspiracy to commit fraud.

   The Company et. al. filed a Motion to Dismiss Counterclaims and Incorporated Memorandum of Law, on or about August 4, 1998, in the United States District Court For The Southern District Of Florida, in response to the Smith & Wesson Answer, Defenses and Counterclaims. The Company et. al. moved pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for the dismissal of the counterclaims (and third-party claims) brought against them in I, II, III, IV, VI, VII, VIII, and IX, on the ground that they are insufficiently pled and should be dismissed because they fail to state any claim upon which relief may be granted.






                                   Page 35
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 10 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

LITIGATION CONTINUED

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

   (2)  AG Industries vs. the Company, et. al. - On April 17, 1995,
AG Industries sued UC'NWIN Systems Corporation and the Company and for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. There has been no further discovery and the outcome cannot be determined at the present time.

   (3) Other Legal Matters - A former employee has initiated a lawsuit against the Company, for back wages and reimbursement of advances, in the in the amount of approximately $102,000. Management is of the opinion that this lawsuit bears no merit. The outcome of this lawsuit cannot be determined at the present time.

   As of December 31, 1999, the Company has established a reserve for commitments and contingencies as follows:

          Judgments                                     $ 159,022
          Accounts Payable of Discontinued Operations     117,813
          Other Liabilities of Discontinued Operations    127,212
          Reserve for Litigation Settlements              265,374
                                                        ---------
                                                        $ 669,421
                                                        =========













                                   Page 36
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 11 - STOCKHOLDERS' (DEFICIT)
---------------------------------

PREFERRED STOCK

   The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares by 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .36 shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

NOTE 12 - INCOME TAXES
----------------------

   The Company has net operating tax loss carry-forwards of approximately $18,630,000 in the United States and $1,500,000 in the United Kingdom, of such loss carry-forwards, approximately $3,000,000 represents carry-forwards of a predecessor, the utilization of which will be credited to additional paid-in capital.

NOTE 13 - SUPPLEMENTAL CASH FLOW DISCLOSURES
--------------------------------------------

   (A)  Cash Paid During The Year

                                 Year Ended           Year Ended
                              December 31, 1999    December 31, 1998
                              -----------------    -----------------
      Interest Paid           $           7,985    $             -0-
      Income Taxes Paid       $             -0-    $             -0-
                              -----------------    -----------------

   (B)  Supplemental Schedule of Non-Cash Investing and Financing
Activities:

                                            Year Ended     Year Ended
                                           December  31,  December  31
                                               1999           1998
                                           -------------  ------------
Increase in Intangibles Included:
  Acquisition of Property & Equipment      $              $      7,050
  Acquisition of Proprietary Formula                            80,000

Proceeds from Issuance of Shares Included:
     Retainment of Consultants                  954,201        631,330
     Legal Services, Settlements and
      Other Services                            566,068        411,575
     Cancellation of Indebtedness             2,159,392        829,858

                                   Page 37
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 14 - STOCK OPTIONS
-----------------------

STOCK OPTION PLANS

   THE 1999 CONSULTANT AND EMPLOYEE STOCK PURCHASE AND OPTION PLAN

   The 1999 Consultant and Employee Stock Purchase and Option Plan, was approved by shareholders on February 8, 1999, and amended by the board of directors on April 14, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. The 1999 Plan provides for an aggregate of 8,000,000 shares of the Company's common stock that may be granted.

   In 1999, the Company granted to its employees, consultants and current and former directors options to purchase 5,864,500 shares of the Company's common stock. Options were granted at ninety percent (90%) of the fair market value of a share on the date of grant, any option granted to an officer or director of the Company, the exercise price was the fair market value of a share on the date of grant, Incentive Stock Options granted to a participant who, at the time such option was granted, was deemed to be a 10% Shareholder, the exercise price was one hundred and ten percent (110%) of the fair market value of a share on the date of grant. A total of 2,135,500 shares of the Company's common stock is reserved and available for options under the 1999 Plan. A summary of the issued and outstanding Options as of December 31, 1999 is as follows:


                               STOCK OPTIONS
                         -------------------------

                    SHARES     OPTION PRICE   EXPIRATION DATE
                  ----------   ------------   ---------------
                    144,000        $.17           3/19/2001
                  1,675,000        $.16          11/23/2003
                    100,000        $.33            2/8/2004
                     50,000        $.21            4/9/2004
                     50,000        $.195           6/1/2004
                     11,500        $.125         10/15/2004
                  ---------
                  2,030,500
                  =========










                                   Page 38
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 14 - STOCK OPTIONS CONTINUED
---------------------------------

STOCK OPTION PLANS CONTINUED

   THE 1998 EMPLOYEE AND CONSULTANT STOCK OPTION PLAN

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

   The stock options granted under the Plan are intended to be either incentive stock options within the meaning of Section 422 of the Internal Revenue code of 1986, as amended, or options that do not meet the requirements for incentive stock options. Under the 1998 Plan, the fair market value of a share is the closing "bid" price of the Company's shares on the date of grant, as determined by Board of Directors approval, as quoted on the Electronic Bulletin Board of the National Association of Securities Dealers or its Automated Quotation System ("NASDAQ") or any successor national stock exchange on which the Common Stock is then traded, provided, however, that if on the date in question there is no public market for the Company's Shares and they are neither quoted on "NASDAQ" nor traded on a national securities exchange, then the Administrator of the 1998 Plan, in its sole discretion and best judgment, is to determine the fair market value.

   Pursuant to this 1998 Plan, the Board, as Administrator of the 1998 Plan, granted the 3,000,000 Options to various parties during the 1998 calendar year, of which 120,000 Options are still unexercised and outstanding as of the year ended December 31, 1999. A summary of the issued and outstanding Options at December 31, 1999 is as follows:

                               STOCK OPTIONS
                         -------------------------

                  SHARES       OPTION PRICE       EXPIRATION DATE
                  -------      ------------       ---------------
                  120,000          $.19              6/18/2004
                  =======      ============       ===============





                                   Page 39
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 15 - EMPLOYMENT ARRANGEMENT
--------------------------------

   The Board of Directors approved an indefinite executive compensation arrangement with an officer of the Company. Periodic compensation increases are based upon increases in the value of the stock over a February 8, 1999 base market value. For the year ended December 31, 1999, increases in compensation amounted to $-0- under such arrangement.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

   The Company is in the process of issuing 2,705,650 shares of its restricted common stock, for certain private transactions, as described below:

   (a) The Company is issuing 75,000 shares of restricted common stock, to a member of the board of directors, for serving in such capacity.

   (b) The Company is issuing 1,624,900 shares of restricted common stock, for consulting services; 1,220,000 shares of which are to officers of the Company.

   (c) The Company is issuing 1,000,000 shares of restricted common stock, to an officer, as compensation.

   (d) The Company is issuing 5,750 shares of restricted common stock, as employee bonuses.

























                                   Page 40
                                  PART III
                                  --------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

   The directors and executive officers of the Company are set forth herein as of March 21, 2000. All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers serve at the pleasure of the board of directors, subject to any applicable employment agreements or arrangements.

       NAME                AGE          POSITION(S)              DATES
-------------------------- ----  ------------------------- -----------------
Richard J. Kurtz            59   Chairman of the Board and February 8, 1999
                                  Chief Executive Officer

David M. Goldblatt          56   Director                  July 1994

Stuart B. Krost, M.D.       39   Director                  November 23, 1998

Arthur J. Gregg             72   Director                  March 27, 2000

Larry T. Clemons            42   President and             February 8, 1999
                                  Chief Operating Officer
                                 Treasurer                 March 1, 1999

Michael T. Adams            34   Vice President and        March 1, 1999
                                  Secretary

Ponswamy Rajalingam, Ph.D.  42   Vice President            July 1, 1999

R. Uma Umarani, Ph.D.       40   Vice President            July 1, 1999

   Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than one director nor more than seven directors. Currently, there are four directors of the Company. The by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the officers or directors of the Company.

   The board of directors accepted the resignation of Charles A. Gargano, effective August 28, 1999, in its special meeting held on November 30, 1999.

                                 Page 41
   The principal occupation and business experience for each officer and director of the Company for the last five years is as follows:

   RICHARD J. KURTZ has been Chairman of the Board and Chief Executive Officer of the Company since February 8, 1999. Mr. Kurtz is also president and chief executive officer of the Kamson Corporation, a privately held corporation, and has been for the past 26 years. Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates sixty eight (68) investment properties in the Northeastern United States. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. He was formerly a director of the Inter-Community Bank located in Springfield, New Jersey. Mr. Kurtz is also an active member of the Board of Directors of Heavenlydoor.com, a public company trading on the NASDAQ Small Caps market. Most notably, he was chosen "Man of the Year" by the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America. Mr. Kurtz resides in Alpine, New Jersey and is currently Vice President and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also proud to be an elected member of the Board of Trustees and the Foundation Board for the Englewood Hospital and Medical Center of New Jersey.

   DAVID M. GOLDBLATT has been a director of the Company since July 1994. Mr. Goldblatt has over 27 years of experience in trading, selling and financing United States Government securities and money market instruments. For the past five years, Mr. Goldblatt has been engaged as a Securities principal with Seaboard Securities. In 1970, Mr. Goldblatt traded short term U.S. government securities at William E. Pollack and Co. In 1972, he was hired as Vice President at Cantor Fitzgerald and Company, where he was required to sell and finance the Firms trading and matched book positions. In 1976, Mr. Goldblatt was employed by Loeb, Rhodes & Company, as a Senior Vice President. He was responsible for hiring sales personnel for the money market department. In addition, he was in charge of selling and financing the Firm's money market and matched book positions. In 1980, Mr. Goldblatt was a partner in Resource Management. The Firm specialized in trading U.S. government securities and short-term money market instruments. In 1992, Mr. Goldblatt initiated and developed the fixed income department at Seaboard Securities. This division specializes in U.S. government securities. Mr. Goldblatt earned his Master's Degree from Hunter College in New York City.

   STUART B. KROST, M.D. has been a director of the Company since November 23, 1998. Dr. Krost is a medical doctor, Board Certified in physical medicine and rehabilitation and pain management, and has been practicing medicine for the past 8 years in Florida. Dr. Krost received his medical degree from SUNY Health Science Center at Syracuse, New York, and bachelor's degree from SUNY at Stony Brook, Long Island, New York. He graduated cum laude, with honors, phi beta kappa, dean's list, and sigma beta honor society. Dr. Krost's post graduate training was performed at the North Shore University Hospital, Manhasset, New York, which is an affiliate of Cornell University Medical College, and SUNY Health Science Center at Brooklyn, New York. Dr. Krost is affiliated with the American Academy of Physical Medicine and Rehabilitation, American Congress of Rehabilitation, American Medical Association, American Academy of Pain Management, Palm Beach County Medical Society, Florida Medical Society, Florida Society of Pain Management and Rehabilitation, and American Pain Society.

                                 Page 42

   ARTHUR J. GREGG, retired lieutenant general, U.S. Army, has been a director since February 21, 2000. General Gregg has more than forty-four years of distinguished professional experience, having held senior level management and command positions in the military and several executive positions in industry. During the course of his career, through ongoing education and the nature of the positions he has held, General Gregg has developed a broad, keen and in-depth knowledge of business operations and management. His record of performance repeatedly demonstrates his ability to lead organizations to success including new businesses and emerging technologies. Additionally, as a result of his extensive military and executive experience he has considerable contacts and respect within federal government agencies, and private industry. General Gregg continues an active schedule as a member of several corporate and academic boards. He chairs three of these boards. From 1994 to 1996 General Gregg was President, James Martin Government Intelligence, Inc., an information technology firm providing senior level consulting services to law enforcement, intelligence and defense agencies. He was responsible for the general management of the company, reporting to the Board of Directors. From 1992 to 1994 General Gregg was Executive Vice
President and Chief Operating Officer, Steel Tech Manufacturing, Inc., a company engaged in metal fabrication and paint finishing. He was responsible for the general management of this start-up manufacturing company and reported directly to Board of Directors. From 1989 to 1992 he was Executive Vice President and Chief Operating Officer of
American Coastal Industries, Inc. - Responsible for general management and business development. He reported to the President and Chairman of the Board. From 1987 to 1989 General Gregg was an Independent Consultant, engaged in general management and cable television consulting services. From 1984 to 1987 He was Vice President and General Manager, Cox Cable, New Orleans, LA, managing an 80,000 customer cable television system; 250 employees and $30 million in annual revenue. General Gregg also held various other positions such as President, UCI, Inc., Springfield, VA (from 1982 to 1984); Deputy Chief of Staff for Logistics, U.S. Army, Washington, D.C.
(from 1979 to 1981); Director for Logistics, Organization of the Joint Chiefs of Staff, Washington, D.C. (from 1977 to 1979); Deputy Chief of Staff for Logistics, U.S. Army, Europe (from 1975 to 1977); Commander, Army and Air Force Exchange Service, Europe (from 1973 to 1975); Deputy Director and later Director of the Troop Support Directorate, Office of the Deputy Chief of Staff for Logistics Department of the Army, Washing, DC (from 1971 to 1973); Commander, Nahbollenbach Army Depot, Germany (from 1969 to 1971); and Logistic Staff Officer in the Joint Petroleum Office, United States European command (from 1968 to 1969). General Gregg attended Harvard University, John F. Kennedy School of Government - Concentrated Executive Program in National Security;
Saint Benedict College Atchison, Kansas - Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania - One year graduate level college; and Command and General Staff College, Fort Leavenworth, Kansas - One year graduate level college.






                                 Page 43
   LARRY T. CLEMONS has been President and Chief Operating Officer since February 8, 1999, and Treasurer since March 1, 1999, Treasurer of Urecoats International since March 1, 1999, and Treasurer of Urecoats Technologies since July 1, 1999. Mr. Clemons has extensive experience in taking products from Design and Function, Marketing and Sales, Corporate Implementation, Drawing Board to Factory, and Showroom Floor, to the Consumer within short periods of time. Mr. Clemons moved to South Florida in 1983 and started Raffles Bar & Grill, Dadeland Mall, Miami, FL. From 1981-1983, he taught speed reading at the Reading Learn Center of South Florida. From 1983-1986, Mr. Clemons worked for Holman Enterprises (Fort Lauderdale Lincoln-Mercury), in Fort Lauderdale, FL. He started the fleet operation department and was the Director of ASC McLaren sales and Ford development (Prototype Convertible) OEM Program, where he developed the first automotive showroom and sales in the Galleria Mall. Starting from the ground up, he directed 3 new divisions for Holman Enterprises and Fort Lauderdale Lincoln Mercury and achieved the top 10 Sales Award in the Nation for 3 consecutive years. From 1986 to 1989, he worked for ASC, Southgate, Michigan. Mr. Clemons was hired by Heinz Prechter, Industrialist of the Year and Chairman of ASC, as Project Sales and Marketing Coordinator. He was responsible for bringing the prototype ASC McLaren Convertible to Ford Dealerships nationwide, under the newly designed Ford Mustang chassis and image, prototype Chevrolet Camaro convertible, achieving full production OEM status within one year of development, General Motors Pontiac Division approving and purchasing production rights for the Pontiac Firebird Convertible, and developing the "Sun In The Fun" program for South Florida Ford Dealers with the Ford Escort. From 1989-1991, he maintained a personal relationship with Heinz Prechter and worked independently in sales and consulting on vintage cars. In 1992, he owned and operated his first Art Museum and Gallery in Fort Lauderdale, FL, "Peace for the Planet" Museum and Gallery; 1993, "Hermitage Museum", St. Petersburg, Russia (Leningrad); and 1994 to present, opened "Gallery 721" Fort Lauderdale, FL. Mr. Clemons is currently involved in a Real Estate project in Fort Lauderdale, FL, encompassing 4 city blocks. Mr. Clemons attended the University of Kentucky, Lexington, KY, from 1977 to 1979.

   MICHAEL T. ADAMS has been executive vice president and secretary of the Company since March 1, 1999, vice president and secretary of Urecoats International and Urecoats Technologies since July 1, 1999. Mr. Adams is experienced in business administration, accounting, legal matters, and public company disclosure reporting. Mr. Adams was instrumental in the reorganization and restructuring of the Company in connection with its acquisition of Urecoats International in January 1997. He was appointed as President of Urecoats International on May 1, 1997, serving until July 1, 1999. Mr. Adams was also a Vice President and Secretary of the Company's Designer Wear subsidiary from August 1996 to February 1998. From March 1996 to September 1996, Mr. Adams worked as a consultant for various companies in the South Florida area. From November 1991 to February 1996, Mr. Adams worked for Statewide Enterprises, Statewide Security and Statewide Investigations, located in Dania, Florida, where his last position was chief financial officer. Prior to that time, from October 1985 to January 1991, Mr. Adams worked for American Express Travel Related Services, located in Plantation, Florida. Mr. Adams earned his Bachelor of Science degree (BS) in Business Administration in 1989, Master of Science degree in Business Administration (MBA) in 1990 and Juris Doctor degree (JD) in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

                                 Page 44

   PONSWAMY RAJALINGAM, PH.D. has been a vice president of the Company, President of Urecoats International and Urecoats Technologies, since
July 1, 1999, and served as Chief Chemist with Urecoats International since June 1, 1998. Dr. Raja is also a consultant to the Company. Prior to this, Dr. Raja served as Scientific Advisor to the President and CEO for Envirolutions Inc. of Canada and also as Consultant for Royal Ecoproducts, also of Canada; preceding this, the following: 1996-1997, Research and Development Director for Rubber Technology, Inc. of Roberts, GA.; 1994-1995, President of Polymix Corp., Huron Park, Ontario; 1993-1994, Research and Development Manager of Canuck Compounders, Inc., Cambridge, Ontario; 1991-1992, Post-Doctoral Fellow of Polymer Science and Engineering Laboratory, Queen's University, Kingston, Canada; 1986-1991, Research Scientist as well as Honorary Professor of both Madras and Anna Universities, Madras, India of Polymer Division in CLRI [Council of Scientific and Industrial Research (CSIR)] India. Dr. Raja's areas of interest lie in the following fields: A) Research 1) Compounding of Rubber and Plastics for Moulding and Extrusion Applications;
2) Development and Applications of Thermoplastic Elastomers (TPE);
3) Recycling of Plastics and Rubber; 4) Synthesis, Characterization and Application of Ionomers in 4a) coatings and adhesives, 4b) packaging,
4c) blend compatibilization, 4d) emulsions and dispersions, 4e) fluid applications: aa) drilling fluid additive, bb) drag reduction of hydrocarbon fluids, cc) water activated gellation: B) Teaching 1) Polymer Synthesis, Characterization, Modifications and processing with reference to elastomers; 2) Polymer Recycling; 3) Compounding of Rubber and plastics for moulding and extrusion applications, and C) Consulting
1) Rubber and plastic compounding; 2) Thermoplastic elastomers;
3) Adhesives and coatings; 4) Rubber and plastic recycling. Between 1983 and 1989, Dr. Raja also taught courses including Applied Chemistry, Polymer Science, Polymer Technology, and Leather Technology, along with being in supervisorship over these same courses. The following are some of the Publications either authored or co-authored by Dr. Raja:
Compatibilization of Discarded Carpets & Laminated Film Waste., BioCycle, Communicated; Compounding Carpet wastes & Laminated Film Wastes for moulding and extrusion applications, Plastics: Formulations & Compounding, March/April, 1997; Interface improvements to Ground Tire Rubber based Composites, Scrap Tire News., 11 (4), 6(1997); Ground Rubber Tire/thermoplastic composites; effect of different ground rubber tires., Rubber Chem. Technol., 66(4), 664(1993); "The role of functional polymers in Ground Rubber Tire - Polyethylene Composite". Rubber Chem, and Tech., Vol 65(5)., 908(1992); "Compatibilization of Ground Rubber tires in Recycled polyethylene/polypropylene waste plastics"., Annual Technical Conference (Soc. Plastic Engineers)., Detroit, USA., 799(1992); Potassium-N-butylxanthate as a new antioxidant for natural rubber., Polym.-Plast. Technol. Eng., 30(4), 405 (1991); Mechanical & Morphological Properties of Ternary Blends., Poly. Mater. Sci. and Eng., 63, 122(1990); and Coconut fibre-reinforced rubber composites., J. Appl. Poly. Sci., 37(9)., 2645(1989). Dr. Raja received his B.Sc., in 1978 and his M.Sc. in 1981 from Madurai Kamaraj University of Madurai, India. He received his Ph.D. in 1985 from Anna University of Madras, India. Dr. Raja's professional organizations and awards are the following: a member of SPE [Society of Plastic Engineers], received several awards for the contribution to the Rubber and Plastic Industries in India including the 1988 FEDERATION OF PLASTIC INDUSTRIES AWARD, INDIA, more than 50 Science citations, and more than 60 Research Publications in Refereed Journals.


                                 Page 45

   R. UMA UMARANI, PH.D. has been a vice president of the Company, Urecoats International and Urecoats Technologies, since July 1, 1999, and chemist since January 1, 1999. Between 1997 and 1998 Dr. Uma served as Research Associate for the Department of Chemistry at The University of Western Ontario, London, Ontario, Canada. In 1995 she was a Visiting Professor of the Chemistry Department at the University of Science & Technology at Lille, Villenuve D'Ascq. France. From 1989 and 1992, Dr. Uma served as Research Associate of the Chemistry Department at the Indian Institute of Technology, Madras, India; Department of Medicinal Chemistry of the University of Texas, Arlington, TX, and the Chemistry Department at Queen's University, Kingston, Ontario, Canada respectively. Her instrumental experience is XL Varian 300, Gemini 200, 300, Nicolet 293A multinuclear FT-NMR, Bruker 200 MHz and 400 MHz FT-NMR, Perkin Elmer IR spectrophotometer, Varian 5000 and Waters HPLC and Reverse phase ion chromatography. Dr. Uma has knowledge about Environmental Protection Act, New Substances Notification, Toxic Substances Control Act, Workplace Hazardous Materials Information System, Hazardous Waste Management, and Chemical Storage and Segregation. She has had about 10 research articles in internationally reputed research journals and 5 different conference presentations. Dr. Uma received her Ph.D., Physical Organic Chemistry in 1989 from Anna University of Madras, India; her M.Sc., Organic Chemistry in 1983 from The American College of Madurai, India; and her B.Sc., Chemistry in 1980 from V.V.V. College of Madurai University, India.

FAMILY RELATIONSHIPS

   Ponswamy Rajalingam, Ph.D. and R. Uma Umarani, Ph.D. are husband and wife.





























                                 Page 46
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

   The following Summary Compensation Table sets forth the compensation earned by the persons who served as the Company's chief executive officer and other executive officers other than the chief executive officer (the "Named Officers") for services rendered in all capacities during the last completed fiscal year.


                         SUMMARY COMPENSATION TABLE
                         --------------------------

                                        Annual Compensation
                                 ----------------------------------
               (a)                (b)   (c)       (d)        (e)
                                                            Other
                                                            Annual
            Name and                   Salary    Bonus   Compensation
       Principal Position        Year   ($)       ($)        ($)
-------------------------------- ---- -------- --------- ------------
(1) Richard J. Kurtz             1999 $    -0- $     -0- $        -0-
      Chairman of the Board
       and CEO

(2) Larry T. Clemons             1999 $ 86,431 $     -0- $        -0-
      President, COO
       and Treasurer

(3) Michael T. Adams             1999 $ 78,098 $  12,000 $      6,750(a)
      Executive Vice President
       and Secretary

(4) Ponswamy Rajalingam          1999 $    -0- $     -0- $    170,850(b)
      Vice President

(5) R. Uma Umarani               1999 $    -0- $     -0- $    104,000(c)
      Vice President

(6) Howard Weiser                1999 $ 70,000 $     -0- $        -0-
      President and CEO
       (resigned Feb. 8, 1999)
      Secretary
       (resigned Mar. 1, 1999)

(7) Edgar M. Reynolds            1999 $ 16,000 $     -0- $        -0-
      Vice President and
       Treasurer
       (resigned Mar. 1, 1999)

---

(a) This figure represents the dollar value of the difference between the price paid for securities of the Company and the fair market value of such securities at the date of purchase.



                                 Page 47

(b) This figure represents cash and non-cash consulting fees paid under a consulting agreement, and the dollar value of the difference between the price paid for securities of the Company and the fair market value of such securities at the date of purchase, which amounts are $74,000, $82,425, and $14,425, respectively.

(c) This figure represents cash and non-cash consulting fees paid under a consulting agreement, and the dollar value of the difference between the price paid for securities of the Company and the fair market value of such securities at the date of purchase, which amounts are $71,000, $32,400, and $600, respectively.

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------
                                                 (CONTINUED)

                                         Long-Term Compensation
                            --------------------------------------------
                                     Awards          Payouts
                            ------------------------ -------
               (a)             (f)           (g)       (h)       (i)
                            Restricted    Securities
                              Stock       Underlying           All Other
            Name and          Awards       Options/   LTIP   Compensation
       Principal Position      ($)         SARs (#)    ($)       ($)
--------------------------- ----------    ---------- ------- ------------
(1) Richard J. Kurtz        $      -0-           -0- $  -0-  $       -0-
      Chairman of the Board
       and CEO

(2) Larry T. Clemons        $  350,000(a)    160,000 $  -0-  $       -0-
      President, COO and
       Treasurer

(3) Michael T. Adams        $      -0-       175,000 $  -0-  $       -0-
      Vice President and
       Secretary

(4) Ponswamy Rajalingam     $  145,400(b)    100,000 $  -0-  $       -0-
      Vice President

(5) R. Uma Umarani          $   42,660(c)        -0- $  -0-  $       -0-
      Vice President

(6) Howard Weiser           $      -0-       400,000 $  -0-  $       -0-
      President and CEO
    (resigned Feb. 8, 1999)
      Secretary
    (resigned Mar. 1, 1999)

(7) Edgar M. Reynolds       $      -0-       150,000  $  -0-  $       -0-
      Vice President and
       Treasurer
    (resigned Mar. 1, 1999)

*See Item 11. Security Ownership of Certain Beneficial Owners and Management

                                 Page 48
(a) The number of shares of restricted common stock held at the end of the fiscal year by this officer was 1,000,000 shares, valued at the end of such year based on the closing market price of the Company's unrestricted stock, net of any consideration paid, at $165,000. The restricted common stock holdings are eligible for dividends.

(b) The number of shares of restricted common stock held at the end of the fiscal year by this officer was 1,080,000 shares, valued at the end of such year based on the closing market price of the Company's unrestricted stock, net of any consideration paid, at $178,200. The restricted common stock holdings are eligible for dividends.

(c) The number of shares of restricted common stock held at the end of the fiscal year by this officer was 216,000 shares, valued at the end of such year based on the closing market price of the Company's unrestricted stock, net of any consideration paid, at $ 35,640.

   The following table contains information concerning all types of stock options granted made to the Named Officers for the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

               OPTION/SAR GRANTS IN LAST FISCAL YEAR
    ----------------------------------------------------------
            (a)                    (b)              (c)
                                Number of     Percent of total
                                securities      options/SARs
                                underlying       granted to
                               options/SARs     employees in
           Name                 granted (#)     fiscal year
    ----------------------     ------------   ----------------
(1) Richard J. Kurtz                100,000(a)           1.46%

(2) Larry T. Clemons              1,000,000(d)          11.11%

(3) Michael T. Adams                250,000(a)           3.64%

(4) Ponswamy Rajalingam, Ph.D.       75,000(b)           1.09%
                                    240,000(c)           2.67%
                                    120,000              1.75%
                                     25,000               .36%

(5) R. Uma Umarani, Ph.D.           144,000(b)           2.10%
                                     18,000               .26%

(6) Howard Weiser                   400,000(a)           5.83%

(7) Edgar M. Reynolds               150,000(a)           2.19%

---
(a) These options were granted upon establishment of the 1999 Plan, on November 23, 1998, subject to an increase in the authorized common stock capitalization of the Company or some other action taken by the board of directors making shares available for issuance underlying the options. On February 8, 1999, the common stock capitalization of the Company was increased by approval of a majority of the common stock shareholders of the Company, rendering the options exercisable on that date.

(b) These options were granted on February 8, 1999, subject to an increase in the authorized common stock capitalization of the Company or some other action taken by the board of directors making shares available for issuance underlying the options. On February 8, 1999, the common stock capitalization of the Company was increased by approval of a majority of the common stock shareholders of the Company, rendering the options exercisable on that date.

(c) These options were originally granted under the Company's 1998 Plan, on June 1, 1998 in connection with a consulting agreement, and subsequently transferred to the Company's 1999 Plan.

(d) This restricted option was authorized by the board of directors pursuant to an executive compensation agreement described elsewhere in this report.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
    ------------------------------------------------------------------
                                (CONTINUED)
                                           (d)               (e)
                                     Exercise or base
                                       price ($/Sh)    Expiration date
                                     ----------------  ---------------
(1) Richard J. Kurtz                 $.16  /  100,000       11/23/2003

(2) Larry T. Clemons                 $.16  /1,000,000             N/A

(3) Michael T. Adams                 $.16  /  250,000       11/23/2003

(4) Ponswamy Rajalingam, Ph.D.       $.315 /   75,000         2/8/2004
                                     $.21  /  240,000         6/1/2000
                                     $.195 /  120,000         6/1/2000
                                     $.21  /   25,000         4/9/2004

(5) R. Uma Umarani, Ph.D.            $.25  /  144,000         1/1/2000
                                     $.21  /   18,000         7/1/2001

(6) Howard Weiser                    $.16  /  400,000       11/23/2003

(7) Edgar M. Reynolds                $.16  /  150,000       11/23/2003

   The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999 with respect to the Named Officers. According to the known records of the Company, no stock appreciation rights have ever been approved or authorized by the Company nor were any exercised or outstanding at the end of the fiscal year ended December 31, 1999.

                AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FY-END OPTION/SAR VALUES
    ---------------------------------------------------------------
           (a)                       (b)                (c)
                               Shares acquired
          Name                 on exercise (#)   Value realized ($)
    ---------------------      ---------------   ------------------
(1) Richard J. Kurtz                      N/A                  N/A

(2) Larry T. Clemons                      N/A                  N/A

(3) Michael T. Adams                   75,000    $           6,750

(4) Ponswamy Rajalingam, Ph.D.        360,000    $          14,425

(5) R. Uma Umarani, Ph.D.             162,000    $             600

(6) Howard Weiser                         N/A                  N/A

(7) Edgar M. Reynolds                     N/A                  N/A



                   AGGREGATED OPTION/SAR EXERCISES IN LAST
                   FISCAL YEAR AND FY-END OPTION/SAR VALUES
    ------------------------------------------------------------------------
                                (CONTINUED)

                                   (d)                       (e)
                          Number of Securities      Value of Unexercised
                         Underlying Unexercised   In-The-Money Options/SARs
                         Options/SARs at FY-end          at FY-End ($)
                                  (#)
                        Exercisable/Unexercisable Exercisable/Unexercisable
                        ------------------------- -------------------------
(1) Richard J. Kurtz       100,000 /     N/A      $    -0-   /      N/A

(2) Larry T. Clemons         N/A   /  1,000,000   $    N/A   /$     -0-

(3) Michael T. Adams       175,000 /     N/A      $    -0-   /      N/A

(4) Ponswamy Rajalingam      N/A   /    100,000   $    N/A   /$     -0-

(5) R. Uma Umarani           N/A   /     N/A      $    N/A   /      N/A

(6) Howard Weiser          400,000 /     N/A      $    -0-   /      N/A

(7) Edgar M. Reynolds      150,000 /     N/A      $    -0-   /      N/A

COMPENSATION OF DIRECTORS

   Other than the 1999 Employee and Consultant Stock Option and Purchase Plan, as amended, described below, the Company does not have a standard policy regarding compensation of members of the board of directors. Other than as reported below, the members of the board of directors did not receive compensation for their services as such during the year ended December 31, 1999.

THE 1999 CONSULTANT AND EMPLOYEE STOCK PURCHASE AND OPTION PLAN, AS AMENDED

   The 1999 Consultant and Employee Stock Purchase and Option, was approved by shareholders at the special meeting held on February 8, 1999, and amended by the board of directors on April 14, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company and its subsidiaries. The 1999 Plan provides for options to purchase an aggregate of 8,000,000 shares of the Company's common stock that may be granted to employees of the Company and its subsidiaries. The Board of Directors of the Company is the Administrator of the 1999 Plan. Any employee, officer or consultant providing services to the Company or any Affiliate who the Administrator determines to be an Eligible Person. A director of the Company who is not also an employee of the Company or an Affiliate shall be an Eligible Person.

  In 1999, the Company granted to its employees, consultants and current and former directors options to purchase 5,864,500 shares of the Company's common stock. Options granted were issued with an exercise price not less than ninety percent (90%) of the fair market value (as defined in the 1999
Plan) of a share on the date of grant of such option, provided further, any option granted to a participant who, at the time such option was granted, was an officer or director of the Company, the purchase price was not less than one hundred percent (100%) of the fair market value of a share on the date of grant of such option, provided further, however, that in the case of an Incentive Stock Option granted to a participant who, at the time such option was granted, was deemed to be a 10% Shareholder, the purchase price for each share was for an amount that the Administrator in its best judgment determined to be not less than one hundred and ten percent (110%) of the fair market value per share at the date the Incentive Stock Option was granted. The options were granted on varying terms ranging from two (2) to five (5) years from the date of grant and some in connection with consulting and other agreements. Accordingly, a total of 2,135,500 shares of the Company's common stock are reserved and available for grant under the 1999 Plan.

EMPLOYMENT AGREEMENTS

   The Board of Directors in a Special Meeting dated February 8, 1999, appointed Larry T. Clemons as President and COO of the Company. The Company agreed to a compensation arrangement, which has not been set forth in a formal executive employment agreement as of the date of this report, whereby Mr. Clemons is to receive an initial annual salary in the amount of $75,000 and 1,000,000 shares of restricted common stock of the Company, beginning February 8, 1999. The annual salary is subject to review on a quarterly basis, and, based on each $.20 increase in the value of the stock of the Company (with the base beginning value of the common stock as of February 8, 1999 of $.35), Mr. Clemons is eligible for increases of $10,000. Additionally, Mr. Clemons has an option to purchase 1,000,000 shares of restricted common stock at the end of his first year of employment at a price per share of $.16. During the year, the Chairman of the Board determined, in the best interests of the Company, to increase Mr. Clemons' salary, which was $110,000 as of December 31, 1999. Currently, Mr. Clemon's salary is in accordance with his originally agreed compensation arrangement described hereinabove.

  The Board of Directors recognized the exemplary contributions made by Mr. Clemons during his first year of employment and restructured his option to purchase 1,000,000 shares of restricted common stock, effective February 8, 2000, at $.16 per share. The board of directors canceled his theretofore approved option for restricted common stock and replaced it with an award for 1,000,000 shares of restricted common stock on January 4, 2000. See Item 11. Security Ownership of Certain Beneficial Owners and Management.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The following section sets forth certain information, as of March 21, 2000, regarding the beneficial ownership of the common stock (i) by each of the executive officers and directors of the Company, (ii) by all officers and directors of the Company as a group and (iii) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock.

    Name and Address          Description of                   Percent
  of Beneficial Owner(*)     Beneficial Owner      Amount      of Class
-------------------------- --------------------- ----------    --------
Richard J. Kurtz           Chairman of the Board 23,250,923(1)   23.46%
270 Sylvan Avenue           and Chief Executive
Englewood Cliffs, NJ 07632  Officer

David M. Goldblatt         Director               1,020,416(2)    1.03%
410 East 80th Street
New York, NY 10024

Stuart B. Krost            Director               2,247,333(3)    2.27%
10394 La Reina Road
Delray Beach, FL  33446

Arthur J. Gregg            Director                  75,000(4)     .08%
7736 Rockledge Court
Springfield, VA 22152

Larry T. Clemons           President and          2,000,000(5)    2.02%
1807 N. Atlantic Blvd.      Treasurer
Ft. Lauderdale, FL 33305

Michael T. Adams           Executive Vice         1,117,369(6)    1.13%
1883 Discovery Way          President and
Deerfield Beach, FL 33442   Secretary

Ponswamy Rajalingam, Ph.D. Vice President         3,044,412(7)    3.07%
1655 NW 91st Avenue, #526
Coral Springs, FL 33071

R. Uma Umarani, Ph.D.      Vice President         1,000,000(8)    1.01%
1655 NW 91st Avenue, #526
Coral Springs, FL 33071

  Officers and Directors as a Group              33,755,453      34.06%

---
   (*) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") and includes voting and investment power with respect to shares of common stock. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

                                 Page 54
   (1) Includes 100,000 shares of common stock issuable on the exercise of outstanding stock options granted on November 23, 1998, effective February 8, 1999, and 1,000,000 shares of common stock issuable on the exercise of outstanding stock options granted on January 4, 2000, under the Company's 1999 Plan, all of which are immediately exercisable. See
Item 12. Certain Relationships and Related Party Transactions.

   (2) Includes 150,000 shares of common stock issuable on the exercise of outstanding stock options granted on November 23, 1998, effective February 8, 1999, and 50,000 shares of common stock issuable on the exercise of outstanding stock options granted on February 8, 1998, under the Company's 1999 Plan, all of which are immediately exercisable.

   (3) Includes 150,000 shares of common stock issuable on the exercise of outstanding stock options granted on November 23, 1998, effective February 8, 1999, under the Company's 1999 Plan, all of which are immediately exercisable.

   (4) Includes 75,000 shares of restricted common stock awarded for agreeing to serve on the Company's Board of Directors and excludes 75,000 shares of restricted common stock issuable after one year of service on the Board of Directors.

   (5) Includes 1,000,000 shares of restricted common stock awarded in lieu of a restricted option to purchase restricted common as part of his compensation. Such issuance of shares and cancellation of option were effected on January 4, 2000.

   (6) Includes 250,000 shares of common issued upon exercise of 75,000 of the stock options on March 1, 1999, and 175,000 on February 21, 2000, granted on November 23, 1998, effective February 8, 1999, under the Company's 1999 Plan, excluding a bona fide gift of 52,631 shares to a non-affiliated person during the 1999 calendar year.

   (7) Includes 50,000 shares of common stock issuable on the exercise of outstanding stock options granted on June 1, 1998, pursuant to a consulting agreement, originally granted under the Company's 1998 Plan and transferred to the Company's 1999 Plan; 50,000 shares of common stock issuable on the exercise of outstanding stock options granted on June 1, 1999, pursuant to a consulting agreement, under the Company's 1999 Plan; 250,000 shares of common stock issuable on the exercise of outstanding stock options granted on January 4, 2000, pursuant to a consulting agreement, under the Company's 1999 Plan; 100,000 shares of restricted common stock issuable pursuant to a consulting agreement as additional compensation; 250,000 shares of restricted common stock issuable pursuant to a consulting agreement, all of which are immediately issuable; and 500,000 shares of restricted common stock issued and additionally restricted by the Company for the term of the consulting agreement, subject to fulfillment of the terms and conditions under the consulting agreement terminating on March 1, 2001.








                                 Page 55

   (8) Includes 250,000 shares of common stock issuable on the exercise of outstanding stock options granted on January 4, 2000, pursuant to a consulting agreement, under the Company's 1999 Plan; 61,000 shares of restricted common stock issuable pursuant to a consulting agreement as additional compensation; and 311,000 shares of restricted common stock issuable and additionally restricted by the Company for the term of the consulting agreement, subject to fulfillment of the terms and conditions under the consulting agreement terminating on March 1, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   The Company issued Richard J. Kurtz in a private transaction, 2,500,000 shares of restricted common stock in exchange for cancellation of a non-interest bearing short term loan of $187,500 he made to fund the operations of the Company.

   The Company issued Richard J. Kurtz under its private placement commencing on July 1, 1999, 17,170,923 shares of restricted common stock, in exchange for cancellation of $1,717,923 in interest bearing loans he made to fund the operations of the Company during the 1999 fiscal year.

   The Board of Directors granted Richard J. Kurtz an option to purchase 1,000,000 shares of common stock under its 1999 Plan, as consideration for his agreeing to provide $1.5 million in loans and/or personal guarantees for such amount, to fund the operations of the Company, on an as needed basis. The option was granted on January 4, 2000 and the exercise price is equal to not less than one hundred and ten percent of the closing "bid" price of the shares on the date of grant as such bid price is quoted on NASDAQ over-the-counter bulletin board or at $.231 per share. The Chairman has additionally confirmed that he will guarantee up to a total of $2,000,000 to fund the operating expenses incurred or to be incurred by the Company during the course of the year 2000.

   The Company issued Stuart B. Krost, 400,000 shares of restricted common stock, in cancellation of consulting fees, valued and recorded at $26,050.

   The Company issued 1,000,000 shares of restricted common stock, as other compensation, to Larry T. Clemons, an officer of the Company, valued and recorded at $200,000.

   The Company issued 820,000 shares of restricted common stock to Dr. Raja, an officer of the Company, for consulting services, valued and recorded at $55,600.

   The Company issued 216,000 shares of restricted common stock to Dr. Uma, an officer of the Company, for consulting services, valued and recorded at $19,044.









                                 Page 56


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

EXHIBITS

          None.

FINANCIAL STATEMENT SCHEDULES

   Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" page herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the financial statements.


REPORTS ON FORM 8-K

   None





































                                  Page 57
                                SIGNATURES
                                ----------

   In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this Year Ended December 31, 1999 Form 10-KSB Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach and State of Florida on March 30, 2000.

URECOATS INDUSTRIES INC.
     (Registrant)

/s/ Larry T. Clemons                        /s/ Michael T. Adams
------------------------                    ----------------------------
Larry T. Clemons                            Michael T. Adams
President and Treasurer                     Vice President and Secretary


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

          Signature                                      Date
         -----------                                  ----------

    /s/ Richard J. Kurtz                            March 30, 2000
    ----------------------
    Richard J. Kurtz
    Chairman of the Board

    /s/ David M. Goldblatt                          March 30, 2000
    ----------------------
    David M. Goldblatt
    Director

    /s/ Stuart B. Krost                             March 30, 2000
    ----------------------
    Stuart B. Krost
    Director

    / /                                             March 30, 2000
    ----------------------
    Arthur J. Gregg
    Director















                                  Page 58
                               EXHIBIT INDEX
                               -------------


 EXHIBIT NO. EXHIBIT DESCRIPTION
 ----------- ----------------------------------------------------------------

   27.1      FINANCIAL DATA SCHEDULE - YEAR ENDED DECEMBER 31, 1999


















































                                  Page 59