Form 10QSB
period 2000-03-31
URECOATS INDUSTRIES INC
filed 2000-05-12
CIK 875296

-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

   The number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2000 was 96,753,469 shares.

------------------------------------------------------------------------------










                          URECOATS INDUSTRIES INC.

                                FORM 10-QSB

                              MARCH 31, 2000

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2000 and
December 31, 1999 ...................................................     3-4

Condensed Consolidated Statements of Operations for the three months
ended March 31, 2000 and 1999 .......................................       5

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2000 and 1999 .......................................     6-7

Notes to Condensed Consolidated Financial Statements.................     8-9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................    9-13


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................       14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................       15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................       15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......       15

ITEM 5.  OTHER INFORMATION .........................................       15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................       15



SIGNATURES .........................................................       16

EXHIBIT INDEX ......................................................       17







                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         MARCH 31, 2000    DECEMBER 31, 1999
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $          50,407   $         15,026
     Loans Receivable                             38,537             21,283
     Prepaid Expenses                             11,431              6,143
                                       ------------------  -----------------
          Total Current Assets                   100,375             42,452
                                       ------------------  -----------------
Property and Equipment, Net                      797,102            526,102
                                       ------------------  -----------------
Other Assets:
     Intangibles, Net                          1,024,291          1,012,844
     Deposits                                     48,976              8,341
                                       ------------------  -----------------
          Total Other Assets                   1,073,267          1,021,185
                                       ------------------  -----------------
               Total Assets            $       1,970,744          1,589,739
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                         MARCH 31, 2000    DECEMBER 31, 1999
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Current Maturities of
       Long Term Debt                  $         112,659   $         59,387
     Accounts Payable and
       Accrued Expense                           491,898            571,131
     Loans Payable                                25,124             65,124
     Due to Related Parties                      985,000            250,000
                                       ------------------  -----------------
        Total Current Liabilities              1,614,681            945,642
                                       ------------------  -----------------
Long Term Debt                                   180,393             34,327
                                       ------------------  -----------------
           Total Liabilities                   1,795,074            979,969
                                       ------------------  -----------------
Commitments and Contingencies                    671,380            669,421
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       100,000,000 shares Authorized;
       96,753,469 Shares Issued &
       Outstanding, March 31, 2000;
       92,748,219 Shares Issued &
       Outstanding, December 31, 1999.           967,535            927,482
     Additional Paid-In-Capital               20,230,038         19,203,292
     Accumulated (Deficit) -
       Discontinued Operations               (13,534,148)       (13,530,532)
     Accumulated (Deficit) -
       Development Stage Operations           (8,214,170)        (6,714,928)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)           (495,710)           (59,651)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       1,970,744   $      1,589,739
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------

                                             2000              1999
                                      -----------------  -----------------


Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          414,200            523,232
     Professional Fees                          33,431                ---
     Depreciation and Amortization              53,868             18,510
     Research and Development                  198,862            235,888
     Consulting Fees                           798,881                ---
                                      -----------------  -----------------
          Total Costs and Expenses           1,499,242           (777,630)
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                (1,499,242)          (777,630)

(Loss) from Discontinued Operations   $         (3,617)  $           (201)
                                      -----------------  -----------------

Net (Loss)                            $     (1,502,859)  $       (777,831)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $         (0.016)  $         (0.012)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.016)  $         (0.012)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         94,750,844         63,771,534
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $         (0.015)  $         (0.012)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.015)  $         (0.012)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         97,074,344         63,771,534
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
                                                  2000              1999
                                            ---------------   ---------------
Cash Flows from Operating Activities:
  Net (Loss)
    Development Stage Operations            $   (1,499,242)   $      (77,630)
    Discontinued Operations                         (3,616)             (201)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by Operating
      Activities:
        Depreciation and Amortization               53,868            18,510
          Development Stage Operations                  34               176

  Non Cash Development Stage Expenses              913,549               ---

  Changes in Assets and Liabilities:
      Prepaid Expenses                              (5,288)           12,018
      Loans Receivable                             (17,254)           13,534
      Deposits                                     (40,635)              -0-
      Accounts Payable and Accrued
        Expenses                                    12,767          (611,227)
      Due to Related Parties                           ---           156,555
       Increase (Decrease) in Commitments
         and Contingencies                           1,959           (50,148)
                                            ---------------   ---------------
          Net Cash (Required) by
            Operating Activities                  (583,858)       (1,238,413)
                                            ---------------   ---------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations                  (324,860)         (103,267)
  Acquisition of Intangibles
    Development Stage Operations                   (11,489)             (281)
                                            ---------------   ---------------
      Net Cash (Required) by Investing
        Activities                          $     (336,349)   $     (103,548)
                                            ---------------   ---------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                                     (CONTINUED)
                                               ----------------------------
                                                  2000              1999
                                            ---------------   ---------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                                    21,250         1,256,839
  Proceeds from Issuance of Notes                  934,038               ---
  Payment of Notes                                     -0-            (7,300)
                                            ---------------   ---------------
     Net Cash Provided by Financing
      Activities                                   955,588         1,249,539
                                            ---------------   ---------------
        Net (Decrease)Increase in Cash
          Development Stage Operations              35,429           (94,698)
          Discontinued Operations                      (48)            2,276
                                            ---------------   ---------------
            Net (Decrease)Increase in Cash  $       35,381    $      (92,422)
                                            ===============   ===============

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Board of Director Fees                $       67,852    $          ---
      Legal Fees                                       -0-             4,760
      Consultant Fees                              718,437           192,844
      Repayment of Debts                           132,000           846,860
      Employee Compensation                        127,260           212,375
                                            ---------------   ---------------
            Totals                          $    1,045,549    $    1,256,839
                                            ===============   ===============


See Accompanying Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements for the three month period ended March 31, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the Company's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 1999, included in the registrant's Form 10-KSB for the year ended December 31, 1999.

Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 2 - INTANGIBLES
--------------------

The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended March 31, 2000.



                                     Page 8
NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

LITIGATION

   (1) Designer Wear et. al. vs. Smith & Wesson et. al. The Company last reported that this litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. In response to a set of document production requests by the Company, which requests were related to, among other things, issues regarding Smith & Wesson's claim for damages arising as a loss of goodwill and reputation, Smith & Wesson's counsel advised the Company in a letter dated March 21, 2000, that it would not seek and relinquished the counter-claim for damages for loss to reputation and good will alleged in their Complaint, Counterclaim and Jury Demand filed on July 13, 1998. To date, no settlement offers have been made by Smith & Wesson acceptable to the Company, however, litigation counsel is of the continuing opinion that the case will eventually be settled favorably to the Company. There have been no other changes in this litigation as previously reported in the Company's December 31, 1999 Form 10-KSB.

   (2) AG Industries vs. the Company, et. al. On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company and for a breach of contract and causes of action for unjust enrichment and breach of implied contract. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. On November 8, 1996, as a result of non-attendance at Pretrial Conferences, a judgment against the Company of $541,333 was decreed in the United States District Court, Eastern Division. Management learned of the foregoing in April 2000 and believes the Company has sufficient reserves to offset future settlement of this judgment.

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

PLAN OF OPERATION

The Company's plan of operation for the next twelve (12) months, through its wholly-owned subsidiaries, Urecoats International and Urecoats Technologies, is to manufacture five full production spray application systems for its URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM) roofing product and commence full-scale sales, marketing and distribution efforts.

Urecoats seeks to develop and market its products in the construction industries and specifically in the industries involving manufacturing and industrial building, single-family housing, multifamily housing, water, sewer, and pipeline, bridge and tunnel, and structural steel erection industries. The Company intends to compete in these industries by providing its products and systems as part of the materials, components and supplies therefor. Management will continue to research the applicability of its formulae, and modifications thereto, in developing additional products and/or uses for its existing products in these construction industries.

TESTING AND CERTFICATION

The Company will continue to work closely with world renowned testing and certification agencies for testing its products to their limitations. This testing process has already uncovered new cross-over industry uses for the Rubber Sealant Membrane(RSM)(TM).

STRATEGIC ACQUISITIONS

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

MARKETING

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

   New Construction. New roof construction involves the construction of a variety of roofing systems, including metal roofing systems, built-up roofing membranes and single ply roofing systems. New roof construction coincides with the construction of a new building. New commercial roofing work usually begins with either a proposal request from the owner, general contractor or roof consultant. Initial meetings with the parties allow the roofing contractor to prepare preliminary and then more detailed design and product specifications, drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner for payment, less a retainage of 5% to 10% of the construction cost of the project. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials and components to the job site, scheduling of work crews and inspection and quality control) is coordinated during these phases. The Company intends to assist the roofing contractors in providing the materials to be installed as a part of these contracts.

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

Management has determined that there are significant opportunities available to establish its products in international markets, to enter developing markets and to establish new customer relationships. Furthermore, it is Management's long-term goal to establish its world class Rubber Sealant Membrane(TM) to assist, enhance and change the landscape of many industries.

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

Urecoats entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owners and inventor of the purchased formulas, including certain technologies for their spray application, which terminates on May 31, 2000. Urecoats entered into a new Consulting Agreement on March 29, 2000, effective January 1, 2000, incorporating and modifying certain terms and conditions from the June 1, 1999 agreement, which terminates on March 1, 2001 ("Raja Agreement"). In exchange for certain restricted common stock, options, consulting fees, and other non-employee compensation, Dr. Raja is to exercise his best efforts to complete all patent work on the URECOATS 100(TM) Rubber Sealant Membrane (RSM)(TM); complete the prototype delivery system; add a delivery system patent; build a full production delivery system; develop a repair kit, application system and add patents for such; develop a topcoat;
add a formula patent; and establish training methods for application of the product, including but not limited to safety features, technical specifications and product approvals.

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

Urecoats will retain additional qualified and respected professionals in the various industries for advice, consultation and direction related to its products and applications; development and building of different types of roof systems for its products; working with testing labs, government agencies, and other agencies for approval of its products; seeking other potential applications and uses for its products other than construction, such as waterproofing, marine, steel vapor barrier, etc.; assistance in writing technical articles on its products and applications; and establish guidelines for application procedures for its products and applications in the various industries.

The Company expects to hire more personnel, perform new research and development activities, and seek additional board of directors, executives, and consultants for anticipated growth from increased awareness of the Urecoats products in the marketplaces.

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

FINANCIAL CONDITIONS

The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. As of March 31, 2000, the Company received approximately $985,000 in short-term loans, bearing interest at 9% per annum, payable on demand, from Richard J. Kurtz, Chairman of the Board and Chief Executive Officer of the Company, for operations. The Company anticipates raising further financing through short-term loans and/or, subject to an increase in the Company's authorized capitalization, the sale of additional restricted common stock to accredited sophisticated investors.

                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

1.  Designer Wear et. al. vs. Smith & Wesson et. al.

    The Company last reported in its Form 10-KSB for the year ended December 31, 1999, that this litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. In response to a set of document production requests by the Company, which requests were, among other things, related to issues regarding Smith & Wesson's claim for damages arising as a loss of goodwill and reputation, Smith & Wesson's counsel advised the Company that it would not seek and relinquished their counter-claim for damages for loss to reputation and good will alleged in their Complaint, Counterclaim and Jury Demand filed on July 13, 1998. The Company's litigation counsel is vigorously pursuing the case. No acceptable settlement offers have been made by Smith & Wesson to the Company; however, litigation counsel is of the continuing opinion that the case will eventually be settled favorably to Urecoats.

2.  AG Industries, Inc. vs. the Company et. al.

    On April 17, 1995, AG Industries (the "Plaintiff") sued Winners All International, Inc. and UC'NWIN Systems Corporation (the "Defandants") for breach of contract, unjust enrichment, and breach of implied contract, in the United States District Court, Northern District of Ohio, Eastern Division. AG Industries sought damages in excess of $400,000. On August 22, 1995, the Defendants filed a Motion to Dismiss and Alternative Motion for a Change of Venue. Present management recently learned the following: On
March 4, 1996, the Court issued a memorandum and order denying Defendants' motion. On June 13, 1996, the Defendants filed their Answer to the Complaint. On August 14, 1996, the Defendants attorney filed a Motion to Withdraw as counsel with the Court. On August 30, 1996, the Court granted the motion as to the Defendants counsel. On September 26, 1996, the Court issued a Notice of Final Pretrial Conference. On October 22, 1996, the conference was held, and due to the Defendants failing to attend, the Court granted an oral Motion for Judgment in the amount of $541,333.62 with interest in favor of the Plaintiff, which entry date was November 14, 1996.

This lawsuit relates to the former abandoned random lottery operations of the Company. Present Management did not have any prior notice of any such judgment. A search of the counties in which the Company has been doing business (for the past 3 years) and in the county in which it previously did business fails to reflect any judgment liens filed in the public records against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

During the quarterly period ended March 31, 2000, the Company issued restricted common stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

  (a) The Company issued 75,000 shares of restricted common stock to a newly appointed director of the Company, Arthur J. Gregg, as a Board of Director fee, which transaction was valued and recorded at $67,852.

  (b) In January 2000, the Company issued 1,000,000 shares of restricted common stock to an officer of the Company, Larry T. Clemons, as other compensation, which transaction was valued and recorded at $118,500.

  (c) The Company issued 202,500 shares, net, of restricted common stock for consulting services rendered, which transactions were valued and recorded at $339,510.

  (d) At various times during the first quarter, the Company issued 1,222,000 shares of restricted common stock to Ponswamy Rajalingam and R. Uma Umarani, on behalf of its Urecoats International subsidiary, for consulting services rendered and to be rendered, of which 850,000 were issued to Ponswamy Rajalingam and 372,000 were issued to R. Uma Umarani, both of whom are officers of the Company. These transactions were valued and recorded at $196,436 and $35,991, respectively.

  (e) The Company issued 1,250 shares of restricted common stock, for an employee bonus, which transaction was valued and recorded at $1,904.

  (f) The Company issued 4,500 shares of restricted common stock, on behalf of its Urecoats International subsidiary, for employee bonuses, which transactions were valued and recorded at $6,855.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS - 27.1  FINANCIAL DATA SCHEDULE - MARCH 31, 2000

     (b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on May 12, 2000.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            May 12, 2000
----------------------------                    ------------
Larry T. Clemons                                Date
President and Treasurer


/s/ Michael T. Adams                            May 12, 2000
----------------------------                    ------------
Michael T. Adams                                Date
Executive Vice President
   and Secretary

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         FINANCIAL DATA SCHEDULE - MARCH 31, 2000