Form 10QSB
period 2000-06-30
URECOATS INDUSTRIES INC
filed 2000-08-15
CIK 875296

-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

   The number of shares of common stock, par value $.01 per share, outstanding as of August 4, 2000 was 96,755,469 shares.

------------------------------------------------------------------------------











                          URECOATS INDUSTRIES INC.

                                FORM 10-QSB

                               JUNE 30, 2000

                                   INDEX
                                   -----

                                                                        PAGE
                                                                       ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2000 and
December 31, 1999 ...................................................     3-4

Condensed Consolidated Statements of Operations for the three months
and six months ended June 30, 2000 and 1999..........................       5

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and 1999 .......................................      6-7

Notes to Condensed Consolidated Financial Statements.................     8-9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................   10-14


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................       14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................       14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................       14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......    15-16

ITEM 5.  OTHER INFORMATION .........................................       16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................       16



SIGNATURES .........................................................       17

EXHIBIT INDEX ......................................................       18







                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         JUNE 30, 2000    DECEMBER 31, 1999
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Assets:
     Cash                              $          34,893   $         15,026
     Loans Receivable                             27,972             21,283
     Prepaid Expenses                             13,312              6,143
                                       ------------------  -----------------
          Total Current Assets                    76,177             42,452
                                       ------------------  -----------------
Property and Equipment, Net                      938,130            526,102
                                       ------------------  -----------------
Other Assets:
     Intangibles, Net                          1,024,960          1,012,844
     Deposits                                     54,976              8,341
                                       ------------------  -----------------
          Total Other Assets                   1,079,936          1,021,185
                                       ------------------  -----------------
               Total Assets            $       2,094,243          1,589,739
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                         JUNE 30, 2000    DECEMBER 31, 1999
                                       ------------------  -----------------
                                           (UNAUDITED)
Current Liabilities:
     Current Maturities of
       Long Term Debt                  $         130,476   $         59,387
     Accounts Payable and
       Accrued Expense                           526,417            571,131
     Loans Payable                                22,624             65,124
     Due to Related Parties                    1,790,000            250,000
                                       ------------------  -----------------
        Total Current Liabilities              2,469,517            945,642
                                       ------------------  -----------------
Long Term Debt                                   190,965             34,327
                                       ------------------  -----------------
           Total Liabilities                   2,660,482            979,969
                                       ------------------  -----------------
Commitments and Contingencies                    667,629            669,421
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       100,000,000 shares Authorized;
       96,753,469 Shares Issued &
       Outstanding, JUNE 30, 2000;
       92,748,219 Shares Issued &
       Outstanding, December 31, 1999.           967,555            927,482
     Additional Paid-In-Capital               20,312,218         19,203,292
     Accumulated (Deficit) -
       Discontinued Operations               (13,534,532)       (13,530,532)
     Accumulated (Deficit) -
       Development Stage Operations           (9,034,144)        (6,714,928)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)         (1,233,868)           (59,651)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       2,094,243   $      1,589,739
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED JUNE 30,
                                          ----------------------------

                                             2000              1999
                                      -----------------  -----------------


Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          327,065            534,163
     Professional Fees                          60,428                ---
     Depreciation and Amortization              67,893             23,904
     Research and Development                  237,944            216,256
     Consulting Fees                           127,644                ---
                                      -----------------  -----------------
          Total Costs and Expenses             819,974            774,323
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                  (819,974)          (774,323)

(Loss) from Discontinued Operations   $           (384)  $           (367)
                                      -----------------  -----------------

Net (Loss)                            $       (820,358)  $       (774,690)
                                      -----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $         (0.009)  $         (0.011)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.009)  $         (0.011)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         94,754,469         70,434,002
                                      -----------------  -----------------
  Dilutive
    Development Stage Operations      $         (0.008)  $         (0.011)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.008)  $         (0.011)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         99,191,969         72,792,002
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------

                                            2000               1999
                                      ----------------  -----------------


Revenues                              $           -0-   $            -0-
                                      ----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                         741,265          1,057,395
     Professional Fees                         93,859                ---
     Depreciation and Amortization            121,761             42,414
     Research and Development                 436,806            452,144
     Consulting Fees                          925,525                ---
                                      ----------------  -----------------
          Total Costs and Expenses          2,319,216          1,551,953
                                      ----------------  -----------------
Net (Loss) from Development Stage
  Operations                               (2,319,216)        (1,551,953)

(Loss) from Discontinued Operations   $        (4,001)  $           (568)
                                      ----------------  -----------------

Net (Loss)                            $    (2,323,217)  $     (1,552,521)
                                      ----------------  -----------------

Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $        (0.025)  $         (0.024)
    Discontinued Operations                    (0.000)            (0.000)
                                      ----------------  -----------------
      Total                           $        (0.025)  $         (0.024)
                                      ----------------  -----------------

Weighted Average Shares Outstanding        94,751,844         65,655,252
                                      ----------------  -----------------
  Dilutive
    Development Stage Operations      $        (0.024)  $         (0.023)
    Discontinued Operations                    (0.000)            (0.000)
                                      ----------------  -----------------
      Total                           $        (0.024)  $         (0.023)
                                      ----------------  -----------------

Weighted Average Shares Outstanding        97,104,344         66,875,752
                                      ----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                 2000               1999
                                            ---------------   ---------------
Cash Flows from Operating Activities:
  Net (Loss)
    Development Stage Operations            $   (2,319,216)   $   (1,551,953)
    Discontinued Operations                         (4,001)             (568)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations             121,677            42,414
          Discontinued Operations                       84             2,847

  Non Cash Development Stage Expenses              981,049               ---

  Changes in Assets and Liabilities:
      Prepaid Expenses                              (7,169)           10,396
      Loans Receivable                              (6,689)           17,206
      Deposits                                     (46,635)           (2,989)
      Accounts Payable and Accrued
        Expenses                                    60,793          (770,605)
      Due to Related Parties                     1,540,000           773,201
       Increase (Decrease) in Commitments
         and Contingencies                          (1,792)         (118,424)
                                            ---------------   ---------------
          Net Cash (Required) by
            Operating Activities                   318,101        (1,598,475)
                                            ---------------   ---------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations                  (533,705)         (222,973)
  Acquisition of Intangibles
    Development Stage Operations                   (12,200)             (281)
                                            ---------------   ---------------
      Net Cash (Required) by Investing
        Activities                          $     (545,905)   $     (223,254)
                                            ---------------   ---------------

See Accompanying Notes to Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                                       (CONTINUED)
                                                -------------------------
                                                 2000               1999
                                            ---------------   ---------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                                    22,444         1,742,807
  Proceeds from Issuance of Notes                  264,492               ---
  <Payment> of Notes                               (39,265)          (53,764)
                                            ---------------   ---------------
     Net Cash Provided by Financing
      Activities                                   247,671          1,736,291
                                            ---------------   ---------------
        Net (Decrease)Increase in Cash
          Development Stage Operations              19,966           (94,739)
          Discontinued Operations                      (99)            9,301
                                            ---------------   ---------------
            Net (Decrease)Increase in Cash  $       19,867    $      (85,438)
                                            ===============   ===============

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Board of Director Fees                $       67,852    $          ---
      Legal Fees                                         0            73,160
      Consultant Fees                              785,937           501,324
      Repayment of Debts                           145,506           955,652
      Employee Compensation                        127,260           212,375
                                            ---------------   ---------------
            Totals                          $    1,126,555    $    1,742,511
                                            ===============   ===============


See Accompanying Condensed Consolidated Financial Statements

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the Company's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 2 - INTANGIBLES
--------------------

The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended JUNE 30, 2000.

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

PLAN OF OPERATION

The Company's plan of operation for the next twelve (12) months, through its wholly-owned subsidiaries, Urecoats International and Urecoats Technologies, is to manufacture five full production spray application systems for its URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) product and commence full-scale sales, marketing and distribution efforts.

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

Management also believes: (a) it has a world class RUBBER SEALANT
MEMBRANE(RSM)(TM) that will enhance, support and change many industries; and (b) many new businesses will be developed out of the emergence of the Company's RUBBER SEALANT MEMBRANE(RSM)(TM) into the world markets.

MARKETING

The Company has identified the Roofing Industry for the introduction of its first RUBBER SEALANT MEMBRANE (RSM)(TM) product.

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

Management has determined that there are significant opportunities available to establish its products in international markets, to enter developing markets and to establish new customer relationships. Furthermore, it is Management's long-term goal to establish its world class RUBBER SEALANT MEMBRANE(RSM)(TM) to assist, enhance and change the landscape of many industries.

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

EMPLOYEES AND CONSULTANTS

The Company and its subsidiaries have fifteen full-time employees performing various necessary corporate and operations functions.

Urecoats entered into a Consulting Agreement on July 21, 1998, effective June 1, 1998, with Creative Chemical and Ponswamy Rajalingam, Ph.D. ("Dr. Raja"), the owners and inventor of the purchased formulas, including certain technologies for their spray application, which terminates on May 31, 2000. Urecoats entered into a new Consulting Agreement on March 29, 2000, effective January 1, 2000, incorporating and modifying certain terms and conditions from the June 1, 1999 agreement, which terminates on March 1, 2001 ("Raja Agreement"). In exchange for certain restricted common stock, options, consulting fees, and other non-employee compensation, Dr. Raja is to exercise his best efforts to complete all patent work on the URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM); complete the prototype delivery system; add a delivery system patent; build a full production delivery system; develop a repair kit, application system and add patents for such; develop a topcoat;
add a formula patent; and establish training methods for application of the product, including but not limited to safety features, technical specifications and product approvals.

The Company entered into a Consulting Agreement on January 31, 1999, effective January 1, 1999, with R. Uma Umarani, Ph.D. ("Dr. Uma"), a chemist, for the research and development of an asphalt sealant formula. This agreement terminated with all of its terms and conditions satisfied by Dr. Uma and the Company. Urecoats entered into a new Consulting Agreement on March 29, 2000, effective January 1, 2000, which terminates on JUNE 30, 2001. In exchange for certain restricted common stock, options, consulting fees, and other non-employee compensation, Dr. Uma is to exercise her best efforts to complete all patent work on the URESEAL 200(TM) asphalt sealant; add a formula patent; complete the prototype delivery system; add a delivery system patent and build a full production delivery system; develop a repair kit, application system and add patents for such; establish training methods for application of the product, including but not limited to safety features, technical specifications and product approvals.

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

The Company will hire more personnel, perform new research and development activities, and seek additional board of directors, executives, and consultants for anticipated growth from increased awareness of the Urecoats products in the marketplaces.

MAJOR CUSTOMERS

Urecoats is working directly with COSMOSEAL S.A. de C.V., a company in Mexico formed by a core group of individuals from Mexico (formerly referred to as "Team Mexico", in establishing infrastructure guidelines for future anticipated sales, marketing and distribution of its products in Central and South America, the Caribbean and Mexico.

FINANCIAL CONDITIONS

The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. As of June 30, 2000, the Company received approximately $ 1,790,000 in short-term loans, bearing interest at 9% per annum, payable on demand, from Richard J. Kurtz, Chairman of the Board and Chief Executive Officer of the Company, for operations. The Company anticipates raising further financing through short-term loans and/or, subject to an increase in the Company's authorized capitalization, the sale of additional restricted common stock to accredited sophisticated investors.


                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

1.  Designer Wear et. al. vs. Smith & Wesson et. al.

    This litigation is currently undergoing further discovery and motions for request to produce documents and information are now pending between the parties. The Company's litigation counsel is vigorously pursuing the case. To date, no acceptable settlement offers have been made by Smith & Wesson to the Company; however, although no assurance can be given, litigation counsel is of the continuing opinion that the case will eventually be settled favorably to Urecoats.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     During the quarterly period ended June 30, 2000, the Company issued restricted common stock, for a private transaction, in reliance on Section 4(2) of the Act, as described below:

          (a) The Company issued 100,000 shares of restricted common stock, in cancellation of consulting fees, valued and recorded at $67,500.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Annual Meeting of the Shareholders of the Company was held at the offices of the Company on June 20, 2000 pursuant to notice and proxy statement, wherein the following matters were considered and approved by the requisite majority voting requirements:

     1.  Elected the Company's entire Board of Directors;

     2. Ratified the selection of the Company's independent auditors for the year 2000;

     3. Authorized an amendment to the Company's Restated Certificate of Incorporation increasing the authorized common stock of the Company from a total of 100,000,000 shares of common stock having a par value $.01 per share to 140,000,000 shares of Common Stock having a par value of $.01 per share; and

     4. Approved the Company's 2000 Stock Purchase and Option Plan covering a total of 5,000,000 shares of common stock.


     The President of the Company acknowledged that a total of 47,618,735 shares represented the amount necessary to constitute a quorum for a valid meeting. There was present, by proxy and in person a total of 74,904,103 shares, constituting more than a majority of outstanding shares entitled to vote. Accordingly, a quorum was present for the valid conduct of business.


     The Inspector of Elections' report reflected the following results:

     1. A total of between 74,457,620 and 74,460,620 shares were voted for Proposal #1, electing the entire board of directors, constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person and by proxy. The vote tabulations for each director are described below:

                    Name               For         Against     Abstain
             ------------------     ----------     -------     -------
             Richard J. Kurtz       74,458,620           0     445,483

             David M. Goldblatt     74,458,620           0     445,483

             Arthur J. Gregg        74,460,620           0     443,483

             Larry T. Clemons       74,457,620           0     446,483
             ------------------     ----------     -------     -------

     2. A total of 73,232,629 shares were voted for Proposal #2 constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person or by proxy. The vote tabulations are described below:

                             For        Against      Abstain
                         ----------     -------     ---------
                         73,232,629     352,923     1,318,550
                         ----------     -------     ---------

     3. A total of 74,094,120 shares were voted for Proposal #3 constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person or by proxy. The vote tabulations are described below:

                            For         Against     Abstain
                         ----------     -------     -------
                         74,094,120     757,572      52,411
                         ----------     -------     -------

     4. A total of 43,232,241 shares were voted for Proposal #4 constituting more than a majority of the total number of shares present at the meeting and entitled to vote in person or by proxy. The vote tabulations are described below:

                            For         Against     Abstain
                         ----------     -------     -------
                         43,232,241     506,458     142,941
                         ----------     -------     -------


ITEM 5.  OTHER INFORMATION
--------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS - 27.1  FINANCIAL DATA SCHEDULE - JUNE 30, 2000

     (b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on August 11, 2000.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            August 14, 2000
----------------------------                    ---------------
Larry T. Clemons                                      Date
President and Treasurer



/s/ Michael T. Adams                            August 14, 2000
----------------------------                    ---------------
Michael T. Adams                                      Date
Executive Vice President
   and Secretary

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

    27.1         FINANCIAL DATA SCHEDULE - JUNE 30, 2000