Form 10QSB
period 2000-09-30
URECOATS INDUSTRIES INC
filed 2000-11-14
CIK 875296

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

                                (954) 977-5428
             ----------------------------------------------------
             (registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

   The number of shares of common stock, par value $.01 per share, outstanding as of November 14, 2000 was 97,941,469 shares.

-------------------------------------------------------------------------------













                            URECOATS INDUSTRIES INC.

                                   FORM 10-QSB

                                SEPTEMBER 30, 2000

                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2000 and
December 31, 1999 ...................................................     3-4

Condensed Consolidated Statements of Operations for the three months
and nine months ended September 30, 2000 and 1999 ...................     5-6

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2000 and 1999 ...................................     7-8

Notes to Condensed Consolidated Financial Statements.................       9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .............................      12


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS .........................................       13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................       13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................       13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......       13

ITEM 5.  OTHER INFORMATION .........................................       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................       14



SIGNATURES .........................................................       15

EXHIBIT INDEX ......................................................       16




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                       SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                       ------------------  -----------------
                                          (UNAUDITED)

Current Assets:
     Cash                              $          55,272   $         15,026
     Loans Receivable                             30,217             21,283
     Prepaid Expenses                             21,237              6,143
                                       ------------------  -----------------
          Total Current Assets                   106,726             42,452
                                       ------------------  -----------------

Property and Equipment, Net                    1,020,847            526,102
                                       ------------------  -----------------

Other Assets:
     Intangibles, Net                          1,038,592          1,012,844
     Deposits                                     54,916              8,341
                                       ------------------  -----------------
          Total Other Assets                   1,093,508          1,021,185
                                       ------------------  -----------------
               Total Assets            $       2,221,081          1,589,739
                                       ==================  =================

See Accompanying Notes to Condensed Consolidated Financial Statements.

















                                     Page 3

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                       SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                       ------------------  -----------------
                                          (UNAUDITED)
Current Liabilities:
     Current Maturities of
       Long Term Debt                  $         102,476   $         59,387
     Accounts Payable and
       Accrued Expense                           483,409            571,131
     Loans Payable                                40,624             65,124
     Due to Related Parties                    2,575,000            250,000
                                       ------------------  -----------------
        Total Current Liabilities              3,201,509            945,642
                                       ------------------  -----------------
Long Term Debt                                   164,018             34,327
                                       ------------------  -----------------
           Total Liabilities                   3,365,527            979,969
                                       ------------------  -----------------
Commitments and Contingencies                    705,778            669,421
                                       ------------------  -----------------
Stockholders' (Deficit):
     Preferred Stock, $1.00 Par
       Value, 2,000,000 Shares
       Authorized; Series A
       Convertible, 750,000 Shares
       Authorized; Issued &
       Outstanding, 62,500 Shares
       Unconverted (Less Offering
       Costs of $7,465)                           55,035             55,035
     Common Stock $.01 Par Value,
       140,000,000 shares Authorized;
       97,914,969 Shares Issued &
       Outstanding, September 30, 2000;
       92,748,219 Shares Issued &
       Outstanding, December 31, 1999.           979,150            927,482
     Additional Paid-In-Capital               20,593,551         19,203,292
     Accumulated (Deficit) -
       Discontinued Operations               (13,543,806)       (13,530,532)
     Accumulated (Deficit) -
       Development Stage Operations           (9,934,154)        (6,714,928)
                                       ------------------  -----------------
        Total Stockholders' (Deficit)         (1,850,224)           (59,651)
                                       ------------------  -----------------
             Total Liabilities and
               Stockholders' (Deficit) $       2,221,081   $      1,589,739
                                       ==================  =================

See Accompanying Notes To Condensed Consolidated Financial Statements.

                                     Page 4
                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------
                                             2000              1999
                                      -----------------  -----------------
Revenues                              $            -0-   $            -0-
                                      -----------------  -----------------
Costs and Expenses:
     Selling, General and
       Administrative                          381,533            168,347
     Professional Fees                          27,456                ---
     Depreciation and Amortization              69,048             31,959
     Research and Development                  378,933            218,137
     Consulting Fees                            43,040                ---
                                      -----------------  -----------------
          Total Costs and Expenses             900,010            418,443
                                      -----------------  -----------------
Net (Loss) from Development Stage
  Operations                                  (900,010)          (418,443)
                                      -----------------  -----------------
(Loss) from Discontinued Operations   $         (9,273)  $           (201)
                                      -----------------  -----------------
Net (Loss)                            $       (909,283)  $       (418,644)
                                      -----------------  -----------------
Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $         (0.009)  $         (0.060)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.009)  $         (0.060)
                                      -----------------  -----------------

Weighted Average Shares Outstanding         97,308,214         72,317,719
  Dilutive
    Development Stage Operations      $         (0.009)  $         (0.056)
    Discontinued Operations                     (0.000)            (0.000)
                                      -----------------  -----------------
      Total                           $         (0.009)  $         (0.056)
                                      -----------------  -----------------
Weighted Average Shares Outstanding         99,307,969         74,666,969
                                      -----------------  -----------------

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------
                                             2000              1999
                                      -----------------  ----------------
Revenues                              $           -0-    $           -0-
                                      -----------------  ----------------
Costs and Expenses:
     Selling, General and
       Administrative                       1,122,798          1,225,742
     Professional Fees                        121,315                ---
     Depreciation and Amortization            190,809             74,373
     Research and Development                 815,739            670,281
     Consulting Fees                          968,565                ---
                                      -----------------  ----------------
          Total Costs and Expenses          3,219,226          1,970,396
                                      -----------------  ----------------
Net (Loss) from Development Stage
  Operations                               (3,219,226)        (1,970,396)
                                      -----------------  ----------------
(Loss) from Discontinued Operations   $       (13,274)   $          (769)
                                      -----------------  ----------------
Net (Loss)                            $    (3,232,500)   $    (1,971,165)
                                      -----------------  ----------------
Net (Loss) Per Common Share
  Basic
    Development Stage Operations      $        (0.034)   $        (0.030)
    Discontinued Operations                    (0.000)            (0.000)
                                      -----------------  ----------------
      Total                           $        (0.034)   $        (0.030)
                                      -----------------  ----------------
Weighted Average Shares Outstanding        95,304,589         65,764,502
  Dilutive
    Development Stage Operations      $        (0.033)   $        (0.030)
    Discontinued Operations                    (0.000)            (0.000)
                                      -----------------  ----------------
      Total                           $        (0.033)   $        (0.030)
                                      -----------------  ----------------
Weighted Average Shares Outstanding        97,190,844         66,565,002
                                      -----------------  ----------------

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------
                                             2000              1999
                                      -----------------  ----------------
Cash Flows from Operating Activities:
  Net (Loss)
    Development Stage Operations      $     (3,219,226)  $    (1,970,396)
    Discontinued Operations                    (13,274)             (769)

  Adjustments to Reconcile Net (Loss)
    to Net Cash (Required) by
      Operating Activities:
        Depreciation and Amortization
          Development Stage Operations         190,713            74,373
          Discontinued Operations                   96             4,270

  Non Cash Development Stage Expenses        1,026,977               ---

  Changes in Assets and Liabilities:
      Prepaid Expenses                          (8,934)           10,288
      Loans Receivable                         (15,094)           (4,823)
      Deposits                                 (46,575)           (3,114)
      Accounts Payable and Accrued
        Expenses                                89,784          (753,122)
       Increase (Decrease) in
         Commitments and Contingencies          36,357          (127,473)
                                      -----------------  ----------------
          Net Cash (Required) by
            Operating Activities            (1,959,176)       (2,770,766)
                                      -----------------  ----------------
Cash Flows from Investing Activities:
  Acquisition of Property & Equipment
    Development Stage Operations              (685,428)         (360,793)
  Acquisition of Intangibles
    Development Stage Operations               (25,874)          (15,245)
                                      -----------------  ----------------
      Net Cash (Required) by Investing
        Activities                    $       (711,302)  $      (376,038)
                                      -----------------  ----------------

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------
                                             2000              1999
                                      -----------------  ----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of
    Common Stock                                22,444         1,768,539
  Proceeds from Issuance of Notes              264,992               ---
  (Payment) of Notes                           (52,212)          (43,138)
  (Decrease)Increase from Loans                (24,500)           47,248
      Due to Related Parties                 2,500,000         1,309,002
                                      -----------------  ----------------
     Net Cash Provided by Financing
      Activities                             2,710,724         3,081,651
                                      -----------------  ----------------
        Net (Decrease)Increase in Cash
          Development Stage Operations          40,242           (72,544)
          Discontinued Operations                    4             7,391
                                      -----------------  ----------------
            Net (Decrease)Increase in
              Cash                    $         40,246   $       (65,153)
                                      =================  ================

Supplemental Disclosure of
  Cash Flow Information:
    Non-Cash Financing Activities:
      Board of Director Fees          $         67,852   $           -0-
      Legal Fees                                   -0-            73,160
      Consultant Fees                          817,521           496,462
      Repayment of Debts                       392,506           955,652
      Employee Compensation                    141,604           212,375
                                      -----------------  ----------------
            Totals                    $      1,419,483   $     1,737,649
                                      =================  ================


See Accompanying Condensed Consolidated Financial Statements.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the Company's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements: include the accounts of the registrant and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - INTANGIBLES
--------------------

The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended September 30, 2000.

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

PLAN OF OPERATION

The Company's plan of operation for the next twelve (12) months, through its wholly owned subsidiaries, Urecoats International, Inc. and Urecoats Technologies, Inc. is as follows:

PRODUCTS

The Company completed research and development of its flagship RUBBER SEALANT MEMBRANE(RSM)(tm) product, URECOATS 100(tm), which has been successfully spray applied on over 100,000 square feet of roofs in New Jersey and Pennsylvania. The Company is presently developing a colored topcoat for use with the URECOATS 100(tm) product, which will include recycled material in its composition.

PRIMARY SPRAY APPLICATION SYSTEM

The Company completed manufacturing of three primary spray application systems required for application of its URECOATS 100(tm) product and two more are expected to be completed by the end of this year.

SALES AND MARKETING

The Company commenced sales and marketing of its URECOATS 100(tm) product under a pilot licensee program ("Licensee Program"). As part of this Licensee Program, Urecoats entered into two separate license agreements on September 19, 2000, with Cooper Roofing, Inc. ("Cooper License") and Eastern Construction, Inc. ("Eastern License"). Under the terms of the Cooper License, Urecoats granted a nonexclusive, nonassignable, right and license to use its URECOATS 100(tm) RUBBER SEALANT MEMBRANE(RSM)(tm) composition, proprietary delivery method and system, and technology, for sealant and coating applications in the roofing and waterproofing industries in a five county area in Pennsylvania. Under the terms of the Eastern License, Urecoats granted a nonexclusive, nonassignable, right and license to use its URECOATS 100(tm) RUBBER SEALANT MEMBRANE(RSM)(tm) composition, proprietary delivery method and system, and technology, for sealant and coating applications in the general construction industry in various counties in New Jersey.

Urecoats is also planning local market penetration in Florida ("Local Plan"). As part of this Local Plan, Urecoats will establish two new wholly owned subsidiaries to handle distribution of its URECOATS 100(tm) product, including providing parts and service for its spray application systems, and performing local applications of its product. The objective is to establish a local controlled presence to support sales and marketing and create a well-trained group of spray applicators. The experience and data obtained from this Local Plan, integrated with such information obtained from the Licensee Program, will be used as a footprint for the Company's mass marketing plans.

Urecoats continues its relationship with COSMOSEAL S.A. de C.V., a company in Mexico formed by a core group of individuals from Mexico (formerly referred to as "Team Mexico"), in establishing infrastructure guidelines for future anticipated joint ventures, and sales, marketing and distribution of the Company's products in Central and South America, the Caribbean and Mexico.

MANUFACTURING, PACKAGING AND DISTRIBUTION

The Company's production of sealants and coatings is a multi-stage process which involves extensive formulation, mixing and in some cases, chemical synthesis. Following one or more of these processes, the Company packages the product in totes, drums, or other delivery forms for sale based upon the applicator's requirements. The Company's principal manufacturing processes include blending and polymerization.

The Company is presently handling manufacturing, packaging and distribution of its URECOATS 100(tm) product and its associated primary spray application systems, in part at its present facilities, and through cooperative relationships with chemical and other suppliers, using controlled methods for delivery of the product to the end user or spray applicator.

The Company now operates out of four separate facilities (20,800 total square feet) in an industrial business park in Pompano Beach, Florida. The facilities provide for corporate offices, testing, training, chemical blending, warehousing, distribution, and product display areas. Management has identified two facilities suitable for the relocation and consolidation of its overall operations. The Company expects to finalize negotiations on one facility by the end of this year. This facility will allow the Company to build its first large-scale manufacturing plant and be leased on a long-term basis.

TESTING AND CERTIFICATION

The Company continues to focus on its testing plan for the URECOATS 100(tm) product for roofing and other applications. The product has successfully passed various tests required for its use as a roofing material and as part of roofing systems. Because the product combines the characteristics of a sealant, adhesive, and vapor barrier, and adheres to a multitude of surfaces, the Company has had to design new procedures to properly measure its capabilities. During the testing process, the Company has uncovered new potential cross-over industry uses for the RUBBER SEALANT MEMBRANE(RSM)(tm), such as an anti-corrosive for steel or structural integrity enhancement for concrete.

The Company has submitted an application to Dade County Code Compliance for use of the URECOATS 100(tm) on roofing, plaza deck and waterproofing applications, approval of which is expected by the end of this year. Many areas accept Dade County certification as sufficient, because their code is among the most rigorous in the world. The Company will continue to work closely with world renown testing and certification agencies for testing its formulations to their ultimate limits.

STRATEGIC ACQUISITIONS

The Company intends to pursue strategic acquisitions that will allow it to establish its market position in targeted markets. Management believes that the high degree of fragmentation in the roofing, waterproofing and construction industries will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon their capacity to enhance the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence. Management believes it has significant opportunities to establish its products in international markets, to enter developing markets and to establish new customer relationships.

EMPLOYEES AND CONSULTANTS

The Company and its subsidiaries have nineteen full-time employees performing various necessary corporate and operations functions.

Urecoats will retain additional qualified and respected professionals in the various industries for advice, consultation and direction related to its products and applications; development and building of different types of roof systems for its products; working with testing labs, government agencies, and other agencies for approval of its products; seeking other potential applications and uses for its products other than construction, such as waterproofing, marine, steel vapor barrier, etc.; assistance in writing technical articles on its products and applications; establish guidelines for application procedures for its products and applications in the various industries; and design and engineering plans for its full-fledged manufacturing operations.

The Company will hire more personnel, perform additional research and development activities, and seek additional board of directors, executives, and consultants for anticipated growth from increased awareness of the Urecoats products in the marketplace.

FINANCIAL CONDITIONS

The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. As of September 30, 2000, the Company had outstanding an aggregate of $ 2,575,000 in short-term loans, bearing interest at 9% per annum, payable on demand, from Richard J. Kurtz, Chairman of the Board and Chief Executive Officer of the Company, for operations. The Company anticipates further financing through short-term and long-term loans and/or the sale of additional restricted common stock to accredited sophisticated investors.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

During the quarterly period ended September 30, 2000, the Company issued restricted common stock, for private transactions, in reliance on Section 4(2) of the Act, as described below:

     (a) The Company issued 20,000 shares of restricted common stock, as an employee bonus, valued and recorded at $14,344.

     (b) The Company issued an aggregate of 30,000 shares of restricted common stock, for consulting services rendered by Gary M. Zeller, a Director of the Company, valued and recorded at $21,656.

     (c) The Company issued 4,000 shares of restricted common stock, for consulting services rendered, valued and recorded at $2,888.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

The Company appointed Dr. Gary M. Zeller, inventor and well-known professor to its Board of Directors on July 1, 2000. Dr. Zeller is utilizing his 35 years' experience to assist Urecoats Industries in developing new business programs and business pacts, promoting Urecoats within the industry, building an image for the company and conveying key findings from his research and current projects. He is co-founder of Zeller International, Ltd., a unique multidisciplinary professional service firm with more than three decades of experience in the design, engineering, chemistry and marketing of a wide range of progressive materials, products, manufacturing systems and environmental technologies. Zeller International, Ltd. is widely known for its expertise in achieving innovative, state-of-the-art solutions for challenges in industries like construction, government, defense, public utilities and architecture. As a world renown professor, Dr. Zeller has lectured at Yale University, Pratt Institute, The New School For Social Research, Syracuse University, Bryn Mawr, Parsons School of Design, The State University of New York, and The School of Visual Arts in New York. He has been honored as a featured guest speaker at the National Science Teachers Association Convention, and has received an Academy Award for Scientific Achievement.

The Company hired Paul B. Andreassen, Ph.D. as Executive Vice President of Finance and Chief Financial Officer on October 10, 2000. Dr. Andreassen was the Director of Treasury for Renaissance Cruises, Inc. His career has included being the Director of Long-Term Product Development, Treasury Analyst and Treasury Manager of JM Family Enterprises. He was a resident scholar at the Jerome Levy Economics Institute, visiting scholar at the Sloan School of Management, Massachusetts Institute of Technology, and Associate Professor at Harvard University, Cambridge, Massachusetts. He holds both a Doctorate of Philosophy and a Master's of Art from the Graduate School of Arts and Sciences, Columbia, University, New York, New York. His undergraduate degree in economics was awarded by the school of Arts and Sciences at Cornell University, Ithaca, New York.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS - 27.1  FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 2000

     (b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pompano Beach, and State of Florida on November 14, 2000.


URECOATS INDUSTRIES INC.
     (Registrant)



/s/ Larry T. Clemons                            November 14, 2000
------------------------                        -----------------
Larry T. Clemons                                      Date
President and Treasurer



/s/ Michael T. Adams                            November 14, 2000
------------------------                        -----------------
Michael T. Adams                                      Date
Executive Vice President
   and Secretary

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.	           EXHIBIT DESCRIPTION
-----------            --------------------------------------------

   27.1                FINANCIAL DATA SCHEDULE - SEPTEMBER 30, 2000