Form 10KSB
period 2000-12-31
URECOATS INDUSTRIES INC
filed 2001-03-30
CIK 875296

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from ______ to ______.

                        Commission File No.: 0-20101

                          URECOATS INDUSTRIES INC.
               ---------------------------------------------
               (Name of small business issuer in its charter)

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

      Issuer's telephone number, including area code (954)977-5428
     Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $ .01
            --------------------------------------------------------
   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year $-0-.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $70,358,476.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 100,350,469.

              DOCUMENTS INCORPORATED BY REFERENCE   -   None
-----------------------------------------------------------------------------
                            URECOATS INDUSTRIES INC.
                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     INDEX

                                                                           PAGE
                                                                           ----
                                     PART I
                                     ------

   ITEM 1.   DESCRIPTION OF BUSINESS.......................................   3

   ITEM 2.   DESCRIPTION OF PROPERTY.......................................  12

   ITEM 3.   LEGAL PROCEEDINGS.............................................  12

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  12


                                    PART II
                                    -------

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................  13

   ITEM 6.   MANAGEMENT'S PLAN OF OPERATION................................  14

   ITEM 7.   FINANCIAL STATEMENTS..........................................  16

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE......................................  39


                                    PART III
                                    --------

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............. 39

   ITEM 10.  EXECUTIVE COMPENSATION........................................ 43

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................... 49

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 50

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 51


SIGNATURES................................................................. 52


EXHIBIT INDEX.............................................................. 53

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENT
--------------------

   As a result of the global recycling movement and legislation aimed at the extraction of raw materials from solid waste, management's view of the future growth of the adhesive, sealant and coating industry is that there will be an increasing market demand for quality and cost-effective products utilizing recycled components. The Company is committed to acquiring and developing secondary use products, to supply the emerging market demands for such products.

   The Company acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application pursuant to a Purchase and Sale Agreement dated October 30, 1997, from Creative Chemical Company(3C), which form the foundation of the Company's developing line of products that incorporate recycled material. We refer to our products that are made from the formulas as rubber sealant membranes.

   The Company has recently commenced distribution of its flagship URECOATS 100(TM) product and spray system for its application, and is using its technologies acquired and developed during its initial research and development phase for sales and marketing purposes. We are currently expanding with application of our products in Florida and preparing for national expansion. In addition, we are exploring additional applications for our formulas.

   Urecoats Industries Inc. is presently engaged, through its wholly-owned subsidiaries, Urecoats Technologies, Inc. and Urecoats International, Inc., in the adhesives, sealants and coatings business; and Urecoats Roofing Corporation, Urecoats Roofing of Florida, Inc., and Rainguard Roofing Corporation, in the roofing and waterproofing business (effective January 1, 2001)(unless otherwise specified, Urecoats, together with its subsidiaries described above shall hereinafter be referred to as "Urecoats" or the "Company").

   ADHESIVES, SEALANTS AND COATINGS

   Urecoats Technologies, a Florida corporation, established by the Company on July 12, 1999, is engaged in acquiring, researching, and developing, product formulations, and application technologies.

   Urecoats International, a Florida corporation, acquired by the Company on January 28, 1997, is engaged in sales, marketing, manufacturing and distribution of the Company's developing line of adhesives, sealants and coatings.

   ROOFING AND WATERPROOFING (EFFECTIVE JANUARY 1, 2001)

   Urecoats Roofing Corporation, a Delaware corporation, was established on February 6, 2001 as a holding company for the Company's new roofing and waterproofing operations.

   Urecoats Roofing of Florida, a Florida corporation established by the Company, effective January 1, 2001, was formed for the purpose of selling, marketing, and applying the URECOATS 100(TM) product in Florida.

   Rainguard Roofing Corporation, a Florida corporation organized on May 28, 1997, and qualified as a roofing contracting company to do business in Florida, was acquired by the Company, effective January 1, 2001, in order to facilitate the Company's plans to enter the roofing business in Florida.

See also HISTORICAL INFORMATION for more information.

ADHESIVES, SEALANTS AND COATINGS SEGMENT
----------------------------------------

   PRINCIPAL PRODUCTS AND THEIR MARKETS

   URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) is a high quality modified-urethane coating and sealant that protects surfaces from natural weathering while extending the life of the coated surfaces. The Company believes URECOATS 100(TM) has greater flexibility and elasticity as well as a higher degree of resistance to chemicals, oils and moisture than other coatings and sealants. It is black in color and comprised of several additives including polyurethane and a compound containing crumb rubber from recycled tires which provides a high level of resistance to ultraviolet, friction, abrasion and other environmental attacks. The combined composition qualifies the product as environmentally useful while offering superior protection against accelerated aging. The natural adhesion characteristics of URECOATS 100(TM) provide for ideal applications to a multitude of surfaces, and also makes it useful for waterproofing. URECOATS 100(TM) is compatible with concrete, metal and wood surfaces without the use of mechanical fasteners. It creates a rapid setting, long lasting, seamless, and continuous membrane across flat surfaces, vertical wall areas and can seal corner joints in place of conventional flashing methods.

      INDUSTRIAL CHEMICALS MARKETS

      These markets consist of some 1,725 corporations whose primary business is the manufacturing and marketing of alkalis and chlorine, inorganic pigments, industrial gases, and other industrial inorganic chemicals; plastics resins, synthetic rubber, and man-made fibers; and petrochemicals and other industrial organic chemicals.

      OTHER CHEMICAL MARKETS

      These markets consist of some 6,175 corporations whose primary business is the manufacturing and marketing of soaps and detergents; surfactants; specialty cleaning, polishing and sanitary preparations; perfumes, cosmetics, and other toilet preparations; paints, varnishes, enamels, and other allied products; fertilizers, pesticides, and other agriculture chemicals; and adhesives and sealants, explosives, printing ink, and other specialty chemicals and chemical preparations.

   DISTRIBUTION METHODS OF THE PRODUCTS

   The Company's strategy is to distribute its adhesives, sealants and coatings products to the roofing and waterproofing industry first due to its size and management's contacts and familiarity with the industry. We are perfecting the URECOATS 100(TM) product and spray application system prior to national market expansion, while continuing research and development on our other developing line of products.

   The Company has commenced manufacturing, packaging, and distribution of its URECOATS 100(TM) product for roofing and waterproofing purposes. Urecoats leased additional space, hired a Plant Manager on February 12, 2001, and setup a blending system for manufacturing components of the URECOATS 100(TM) formula. We have established relationships with local and international chemical suppliers for just-in-time purchasing of other constituent parts of our URECOATS 100(TM) formula. In addition, we are actively pursuing strategic acquisitions for manufacturing and distribution of the URECOATS 100(TM) components. All components of the URECOATS 100(TM) product are separately labeled and packaged for shipment to the customer.

   The Company is presently implementing local market penetration in Florida ("Local Plan"). As part of this Local Plan, Urecoats established a roofing and waterproofing business described elsewhere in this report. The objective of this Local Plan is to establish a local controlled presence to support sales and marketing and create a well-trained group of spray applicators. The experience and data obtained from this Local Plan, integrated with the information obtained from the Pilot Licensee Program, will be used as a footprint for the Company's future mass marketing plans.

   The Company entered into two License Agreements on September 19, 2000, with Cooper Roofing, Inc. and Eastern Construction, Inc., respectively ("Pilot Licensee Program"). Pursuant to the terms and conditions of these agreements, the Company intended to implement a full blown licensee program for the sales, marketing and distribution of its URECOATS 100(TM) product in the Northeastern United States. These license agreements are currently inactive. Due to the opportunity to increase the effectiveness and production of the spray application system, the Company made the decision to continue testing the product and spray application system in the local Florida market prior to its national introduction. The Company decided to treat Florida as its own territory and created a roofing and waterproofing business to perform spray applications of the URECOATS 100(TM) product. Therefore, based on the newness of the spray application system and product, the Company has been selling, marketing, distributing, and applying the URECOATS 100(TM) product with direct control in Florida, since January 1, 2001, in order to prove its effectiveness.


                                    Page 5
   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

      LINER PRODUCT

      The Company's RUBBER SEALANT MEMBRANE(RSM)(TM), URECOATS 100(TM) product, has passed EPA 1311 TCLP Extraction Procedures. The objective of the testing was to evaluate if URECOATS 100(TM) leaches specified pollutants regulated under the Environmental Protection Agency (EPA) Resource Conservation and Recovery Act (RCRA) and Florida Department of Environmental Protection (FDEP) hazardous waste programs. The EPA's leachate procedure requires a battery of tests which we have met and exceeded. To evaluate the toxicity of the material the Toxicity Characteristic Leachate Procedure (TCLP) is performed and the results compared to established regulatory standards for various pollutants. The TCLP is designed to determine the mobility of both organic and inorganic analytes present in a material when exposed to a mildly acidic rinsate (similar to "acid rain"). EPA has established this procedure as a gauge of the material's potential to leach hazardous or regulated pollutants and consequently, its toxicity to the environment. Based on the Report of Waste Characterization Testing, detected concentrations were below the EPA primary drinking water standards, which have been adopted by the FDEP for groundwater monitoring and waste clean-up.

      ASPHALT PRODUCT

      The Company has developed an asphalt sealant formula for the pavement industry. The goals of the Asphalt Project were to develop a sealant with excellent performance, longer duration and lower cost, as compared to existing asphalt sealant products in the marketplace today. The formula is proprietary and based on similar chemical technologies used in producing the URECOATS 100
(TM) product and includes a recycled material in its composition. Preliminary experiments for water and gasoline resistance and adhesion to asphalt blocks of different natures collected from numerous sites were performed to decide on the composition of the sealant and concluded with favorable results. Leveraging existing spray application technologies, Urecoats developed a prototype spray applicator for the sealant. Preliminary tests have shown the life of the product to be six to ten years.

   COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

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

   Inasmuch as the Company believes it has perfected its flagship product and spray application system, the Company's future success will depend on management's ability to successfully market the same and create awareness in industry and the public of the value of the Urecoats products and systems. We are developing a marketing and advertising program to establish a national brand identity. The Urecoats logo and identifying marks will be featured on spray applicator trucks, marketing materials and advertising of the Company. The Company is posturing itself for licensing and distribution worldwide. We expect to supplement our sales and marketing activities by participation in industry trade shows and conferences, literature, direct mail, website and advertising in local industry publications.

   Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Due to the uniqueness of the technologies, ease of application, cost savings, and the environmental marketing component (from the incorporation of recycled material in its products), the Company believes it can achieve significant market share in this industry.

   SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL
SUPPLIERS

   The Company uses a variety of specialty chemicals in its products. These raw materials are generally available from independent suppliers and purchases of raw materials are typically on a spot basis. Generally, the URECOATS 100(TM) product includes urethanes and a proprietary component incorporating crumb rubber from recycled tires. The urethanes are readily available in the marketplace, while the proprietary component must be specially formulated.
We are unable to reveal the names of any of the principal suppliers at this time. The Company is also capitalizing on its chemical sources for new chemical technologies for use in its developing line of products which incorporate recycled material in their compositions. We believes partnering with our various suppliers will help to ensure that we remain a quality-driven company as first envisioned enabling us to flourish will into the 21st century.

   DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

   The Company's primary customer at present is its own roofing and waterproofing subsidiary. We have also established over the past four years, business and marketing relationships with key parties in Mexico that it expects to develop business relationships with. This group formed a company named Cosmoseal S.A. de C.V., for establishing infrastructure guidelines for future anticipated joint ventures, and sales, marketing and distribution of the Company's products in Central and South America, the Caribbean and Mexico. In addition, the Company has entered into discussions for proposed sales, marketing, manufacturing and distribution of our developing product line in China and Russia.

   PATENTS, TRADEMARKS, LICENSES

   The Company's URECOATS 100(TM) product's formula is the subject of a utility patent application filed with the United States Patent and Trademark Office ("USPTO"), which application was assigned serial number 09/377,093 and filing date of August 19, 1998. The patent application is for protection of the formula and includes a general description of the spray application process. We are presently planning to file a continuation-in-part patent application on the spray application system as part of our formula patent application. The URECOATS 100(TM) formula's patent is pending in the United States. In addition, the Company has filed a European patent application which includes the following European countries: Austria, Belgium, Cypres, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxemburg, Monaco, Netherlands, Portugal, Spain, Sweden and United Kingdom. The Company has also filed patent applications in Canada, Brazil and Mexico. We expect to file additional patent applications for other products during the 2001 year.

   The Company submitted applications to the USPTO, to register the following trademarks: ACHIEVED THROUGH KNOWLEDGE DELIVERED BY TECHNOLOGY; CAS; CAS TECHNOLOGY; CONSTRUCTION ASSIST SYSTEM; DESIGN ONLY DEVELOPING PRODUCTS FOR THE 21ST CENTURY; ENHANCED STRUCTURAL INTEGRITY WITH THE ABILITY TO FLEX; FOUNDERS OF THE UNIVERSAL RUBBER SEALANT MEMBRANE; RSC; RSM; RUBBER SEALANT MEMBRANE; RUBBER STRUCTURAL CONDUIT; UREBOND; URECARB; URECOATS; URECOATS 100; URECOATS AND DESIGN; URECOATS INDUSTRIES AND DESIGN; URESEAL; AND URESEAL 200.

   The Company entered into two separate license agreements on September 19, 2000, with Cooper Roofing, Inc. ("Cooper License") and Eastern Construction, Inc. ("Eastern License"). Under the terms of the Cooper License, Urecoats granted a nonexclusive, nonassignable, right and license to use its URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) composition, proprietary delivery method and system, and technology, for sealant and coating applications in the roofing and waterproofing industries in a five county area in Pennsylvania. Under the terms of the Eastern License, Urecoats granted a nonexclusive, nonassignable, right and license to use its URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) composition, proprietary delivery method and application system, and technology, for sealant and coating applications in the general construction industry in various counties in New Jersey. At present, these agreements are inactive.

   NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

   In order for URECOATS 100(TM) to be commercially accepted in certain jurisdictions and for certain uses, approval by a certified product testing agency is required prior to its use. The Company received Metro-Dade County Product Control Acceptance (Acceptance number 001114.13) in the Roofing Category and Waterproofing Sub-Category for its URECOATS 100(TM) product, to be used as a waterproofing membrane.

   EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

   The chemical industry is one of the nation's most regulated industries. It is subject to numerous environmental regulations as well as the voluntary obligations imposed by the industry's Responsible Care(R) program. Sixteen major federal statutes, as well as numerous state laws, impose significant compliance and reporting requirements on the industry. The cost of meeting mandated and self-imposed environmental requirements are large and continue to grow. The Company believes based on its present size and development that the effects of these regulations on its current operations are relatively small.

   ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

   The primary research and development activities center around incorporating recycled material in compositions and using environmentally preferable materials. The Company conducts research and development activities, through in-house personnel, outside testing agencies and consultants.

   The Company expended approximately $1,237,012 and $966,696 on research and development of products and spray application systems for the years ended December 31, 2000 and 1999, respectively.

   COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

   The Company is just coming out of research and development and beginning manufacturing operations for its URECOATS 100(TM) product. As such, we are in the process of identifying all applicable rules and regulations with respect to our expanding operations. For this reason, the Company hired an experienced Plant Manager. The Company believes it is in compliance with all applicable federal, state and local regulations for a business of its type, size and development. We are also becoming familiar by necessity with the voluntary obligations imposed by the industry's U.S. Chemical Manufacturers Association's Responsible Care(R) program--its environmental, health, and safety improvement initiative. The Company spent approximately $20,000 during the 2000 fiscal year on safety and environmental compliance costs.

ROOFING AND WATERPROOFING SEGMENT
---------------------------------

   The primary purpose for the Company entering into the roofing and waterproofing business is to promote, test and perfect the URECOATS 100(TM) product and its spray application system, as well as future products acquired, developed and/or manufactured by the Company.

   PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

   The Company's principal product is the URECOATS 100(TM) product described elsewhere in this report. Our principal services are related to roofing and waterproofing contracting. The Company services the commercial and residential markets and also installs new roofs, performs maintenance, re-roofing and repairs with conventional roofing and waterproofing materials.

   INDUSTRY OVERVIEW

   According to the National Roofing Contractors Association's 1999-2000 Annual Market Survey ("NRCA"), total roofing industry sales volume in the United States for 1999 was $27.7 billion, with responding contractors having average sales volumes of $2.7 million (Sales volume included roofing, roof deck, waterproofing, sheet-metal, insulation, repair and maintenance work). Moreover, for 2000, roofing contractors predict a $29.2 billion market, with responding contractors having average sales volumes of $2.9 million.

      LOW-SLOPE MARKET

      The low-slope roofing market constituted 68.7 percent or $19 billion of the total roofing market during 1999. Average sales volume in the low-slope roofing market for 1999 was about $1.9 million. For 2000, contractors predicted that 68.8 percent of roofing sales would be in the low-slope market. Re-roofing work in the low-slope market weighed in with a 59.6 percent or $11.3 billion market shares. New construction was 26.2 percent or $5 billion of the market, with repair and maintenance at 14.2 percent or $2.7 billion. The tear-off and replacement method was used 68.5 percent of the time in the low-slope re-roofing work performed during 1999, with the remaining 31.5 percent being recover work.

      STEEP-SLOPE MARKET

      The steep-slope roofing market accounted for 31.3 percent or $8.7 billion of the total roofing market in 1999. The average annual sales volume in the steep-slope market was approximately $850,000. For 2000, contractors predicted that steep-slope roofing would account for 31.2 percent of the market. Re-roofing accounted for 56.6 percent or $4.9 billion of the steep slope market in 1999, new construction 29.5 percent or $2.6 billion, and repair and maintenance
13.9 percent or $1.2 billion.  The tear-off and replacement method was used
81.4 percent of the time in steep-slope re-roofing work performed during 1999, with the remaining 18.6 percent being recover work.

   DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

   The Company distributes its own products and services primarily through channels and equipment ordinarily used by the roofing contracting trade. We have made significant capital investments in leased space, trucks, roofing equipment, including kettles, and other materials. In addition, certain trucks and spray application equipment used in the research and development for application of our URECOATS 100(TM) product are now being used by our roofing company for applications.

   COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

   The roofing industry is highly fragmented and is estimated to include more than 35,000 competitors, which are generally small, owner-operated, independent contractors serving customers in a local market, with limited access to capital for investment in infrastructure, technology and expansion. The NRCA estimates that 25 percent of all industry participants have annual sales greater than $4 million.

   The Company has just begun its roofing and waterproofing operations and the costs of market entry is significant. There can be no assurance that the Company will be able to successfully compete in this large market with substantial competitors, some of which have been conducting operations for significant periods of time and may have greater resources than the Company, financial or otherwise.

   The Company is attempting to increase its competitive position through market driven pricing structures, direct mailings, phone directory advertising, telemarketing, personal selling, referrals, and local trade publications for job bidding purposes, for the principal purpose of selling, installing and promoting the Company's URECOATS 100(TM) product and other products currently under development.

   DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

   One of the principal goals of the Company is to diversify through small and large roofing jobs and customers with one roof or multiple roofs and locations for future business.

   EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

   As an ordinary incident to operating a roofing contracting business, the Company must abide by Occupational Safety and Health Agency rules and regulations and all state and local laws relating thereto. Responsibility for the environment and safety is an integral part of every managerial task and a concern of every employee. The Company is committed to abiding by all rules, regulations and laws relating the environment in a proactive manner.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
-----------------------------------------------------------

   The Company and its subsidiaries have 36 employees, all of which are full-time employees.

HISTORICAL INFORMATION
----------------------

   The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc., on January 14, 1991. In 1993, the Company underwent a recapitalization, reverse merger, discontinued its pre-merger NCC operations, changed its name to Winners All International, Inc., and began post-merger random lottery operations. On January 29, 1997, a Special Meeting of the Board of Directors recognized and resolved, that as a result of the permanent impairment of operational assets relating to its random lottery operations, a measurement date of January 29, 1997 was established to abandon those operations, effective for the year ended July 31, 1995. In July 1997, the Company acquired, as a wholly-owned subsidiary, Designer Wear, Inc., which was engaged in the business of acquiring license agreements for the design, contract manufacturing, sale and worldwide distribution of branded merchandise products. In October 1997, Designer Wear acquired ROK International, Inc., which was a development-stage business, primarily involved in the promotion and sales of Smith and Wesson Corporation trademark properties, pursuant to a Trademark License Agreement, for apparel and accessories. As a result of recurring losses, disagreements with the Smith and Wesson Corporation, and limited resources, the Board of Directors passed a unanimous resolution on April 14, 1999, to discontinue the activities of DWI and ROK, retroactive for the year ended December 31, 1998.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

   The Company does not own any real property. The Company, through its Urecoats International, Inc. subsidiary, leases eight bays in four buildings to run its entire operations. A description of the operations and certain terms of the leases are described below:

F Building - Corporate Headquarters
             Suite F-1 - June 1, 1998 to July 31, 2001
I Building - Research and Development and Manufacturing and Distribution
             Suite I-4 - June 1, 1998 to January 1, 2002
             Suite I-5 - January 4, 2001 to January 1, 2002
L Building - Research and Development, International Sales, and Showroom
             Suites L-1, L-2 and L-3 - January 4, 2000 to February 28, 2003 0 Building - Roofing and Waterproofing
             Suites 0-4 and O-5 - February 5, 2001 to February 28, 2003

We have made substantial improvements to the leased premises and the leases are all guaranteed by Urecoats Industries.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   None.


                                    Page 12
                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET INFORMATION

   The Company's common equity is traded on the NASD over-the-counter Bulletin Board. The following table sets forth range of high and low bid information for the Company's common equity for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  PERIOD                  HIGH          LOW
          ------------------------      ---------    ---------
          January 4, 1999 -             $  .28       $  .26
                    March 31, 1999      $  .19       $  .18

          April 1, 1999 -               $  .19       $  .165
                     June 30, 1999      $  .21       $  .20

          July 1, 1999 -                $  .21       $  .20
                September 30, 1999      $  .165      $  .15

          October 1, 1999 -             $  .16       $  .15
                 December 30, 1999      $  .16       $  .145

          January 3, 2000 -             $  .175      $  .135
                    March 31, 2000      $ 2.25       $ 2.09375

          April 3, 2000 -               $ 2.28125    $ 2.03125
                     June 30, 2000      $ 1.50       $ 1.375

          July 3, 2000 -                $ 1.5625     $ 1.4375
                September 29, 2000      $ 1.25       $ 1.09375

          October 2, 2000 -             $ 1.1875     $ 1.10
                 December 29, 2000      $  .50       $  .4375



HOLDERS

   As of the close of business on March 16, 2001, there were 5,665 holders of record, respectively, of common equity. The Company believes it has over 7,200 beneficial owners of its common equity.

DIVIDENDS

   The Company has not paid any cash dividends on its common equity for the last two fiscal years.

RECENT SALES OF UNREGISTERED SECURITIES

   During the quarterly period ended December 31, 2000, the Company issued restricted common stock, for certain private transactions, in reliance on
Section 4(2) of the Act, as described below:

   (a) The Company issued 20,000 shares of restricted common stock, as an employee bonus, which was valued and recorded at $7,200.

   (b) The Company issued 200,000 shares of restricted common stock, for legal services rendered, which was valued and recorded at $139,875.

   (c) The Company issued 1,000,000 shares of restricted common stock to Richard J. Kurtz, Chairman of the Board and Chief Executive Officer, in cancellation of $1,000,000 in short-term loans, including interest, owed to him by the Company.

   (d) The Company issued an aggregate of 56,000 shares of restricted common stock, for consulting services rendered, valued and recorded at $24,783.20, of which a total of 42,500 shares were issued to Gary M. Zeller, a director and consultant, valued and recorded at $16,855.32.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS
----------------------------------------

   The Company's plan of operation for the next 12 months is as follows:

   CASH REQUIREMENTS

   The Company currently does not have the liquidity or capital resources to fund Urecoats without raising capital either from borrowing or from the sale of additional shares of stock. As of December 31, 2000, the Company had outstanding an aggregate of $ 2,408,000 in short-term loans inclusive of interest, bearing interest at 9% per annum, payable on demand, from the Chairman of the Board and Chief Executive Officer of the Company, for operations. The Company anticipates further financing through short-term and long-term loans and/or the sale of additional restricted common stock to accredited sophisticated investors.

      The Chairman of the Board has confirmed a financial guarantee to provide up to $3,000,000 to the Company for operating expenses incurred or to be incurred during the year 2001.

   RESEARCH AND DEVELOPMENT

   The Company continues to focus on its testing plan for the URECOATS 100(TM) formula for cross-over industry applications. The formula has successfully passed various tests required for its use as a roofing material and as part of roofing systems. Because the product combines the characteristics of an adhesive, sealant, and coating, and has a multitude of uses, the Company has had to design new procedures to properly measure its capabilities. The Company under the direction of Gary M. Zeller, a director and consultant, is in the process of developing additional products containing recycled material during the 2001 year.

   PLANT AND EQUIPMENT

   The Company currently conducts manufacturing operations at its facilities in Pompano Beach, Florida. The Company plans on exploring strategic relationships and acquisitions in the future in order to accommodate its planned expansion of sales, marketing, manufacturing, and distribution operations with respect to both of its segments of business.

   Management believes that the high degree of fragmentation in the chemical, roofing, waterproofing, and construction industries will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon their capacity to enhance the ability of the Company to:

   (i)    expand its product line;
   (ii)   enhance its product development capabilities;
   (iii)  market products through new or expanded distribution channels;
   (iv)   manufacture components of its formulas; and
   (v)    increase its international presence.

   EMPLOYEES

   The Company will concentrate on cost control and fiscal responsibility as we move from research and development to production. In pursuit of these guiding principles, the Company will hire more personnel, perform additional research and development activities, and seek additional board of directors, executives, and consultants for anticipated growth from increased awareness of the Company's developing product line in the marketplace.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT-STAGE COMPANY)
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES




                                                                   PAGE
                                                                  ------
INDEPENDENT AUDITOR'S REPORT................................        17

CONSOLIDATED BALANCE SHEET..................................        18

CONSOLIDATED STATEMENTS OF OPERATIONS.......................        20

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)..........        21

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................        23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................        25



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

                           BAUM & COMPANY, P.A.
                     4310 SHERIDAN STREET, SUITE 202
                         HOLLYWOOD, FLORIDA 33021

                       INDEPENDENT AUDITOR'S REPORT
                       ----------------------------

Board of Directors and Stockholders
Urecoats Industries Inc.

   We have audited the accompanying consolidated balance sheet of Urecoats Industries Inc. (a development-stage company) and subsidiaries as of December 31, 2000, and the related consolidated statement of stockholders' (deficit), consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urecoats Industries Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


/s/ Joel S. Baum
----------------------------
Joel S. Baum, C.P.A
Baum & Company, P.A.
Certified Public Accountants
Hollywood, Florida

March 15, 2001

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2000



                                   ASSETS
                                   ------
Current Assets:
     Cash                                                  $        16,998
     Loans Receivable                                               22,312
     Prepaid Expenses                                               82,503
                                                           ----------------
          Total Current Assets                                     121,813
                                                           ----------------
Property and Equipment, Net (Notes 1,4)                            951,452
                                                           ----------------
Other Assets:
     Intangibles, Net (Notes 1,5)                                1,051,564
     Deposits                                                       24,476
                                                           ----------------
          Total Other Assets                                     1,076,040
                                                           ----------------
               Total Assets                                $     2,149,305
                                                           ================



























         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2000
                                (CONTINUED)


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                  ---------------------------------------

Current Liabilities:
   Current Maturities of Long Term Debt (Note 6)           $       130,334
   Accounts Payable and Accrued Expenses (Note 7)                  589,999
   Loans Payable (Note 9)                                            5,880
                                                           ----------------

        Total Current Liabilities                                  726,213

Long Term Debt (Note 6)                                            131,920

Capitalized Lease, Long Term (Note 11)                               5,454

Due to Related Parties (Note 10)                                 2,507,000

Deferred Income (Note 8)                                            50,000
                                                           ----------------
Total Liabilities                                                3,420,587
                                                           ----------------

Commitments and Contingencies (Note 11)                            670,939
                                                           ----------------

Stockholders' (Deficit):
   Preferred Stock, $1.00 Par Value, 2,000,000
     Shares Authorized, of which Series A Convertible,
     750,000 Shares Authorized; Issued & Outstanding,
     62,500 Shares Unconverted (Less Offering Costs of
     $7,465) (Note 12)                                              55,035
   Common Stock $.01 Par Value, 140,000,000 shares
     Authorized; 99,341,969 Shares Issued & Outstanding            993,420
     Additional Paid-In-Capital                                 21,776,138
     Accumulated (Deficit)-Discontinued Operations             (13,770,488)
     Accumulated (Deficit)-Development Stage Operations        (10,996,326)
                                                           ----------------
        Total Stockholders' (Deficit)                           (1,942,221)
                                                           ----------------
             Total Liabilities and Stockholders' (Deficit) $     2,149,305
                                                           ================





         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                DEVELOPMENT      DEVELOPMENT
                                   STAGE            STAGE
                                OPERATIONS        OPERATIONS      CUMULATIVE
                                YEAR ENDED        YEAR ENDED      DEVELOPMENT
                               DECEMBER 31,      DECEMBER 31,        STAGE
                                   2000              1999         OPERATIONS
                              --------------  -----------------  ------------
Revenues                      $         -0-   $            -0-   $       -0-
                              --------------  -----------------  ------------
Costs and Expenses:
  Selling, General and
    Administrative                1,465,948            666,021     2,772,699
  Professional Fees                 154,049            233,847     1,139,745
  Depreciation and
    Amortization                    261,435            118,704       375,656
  Research and Development        1,217,012            966,696     3,479,720
  Consulting Fees                 1,108,888            395,758     3,114,440
  Loss on Disposal of Assets         74,066                -0-        74,066
                              --------------  -----------------  ------------
    Total Costs and Expenses      4,281,398          2,381,026    10,996,326
                              --------------  -----------------  ------------
Net(Loss)From Development
  Stage Operations               (4,281,398)        (2,381,026)  (10,996,326)
                                                               ============
(Loss) From Discontinued
  Operations                       (239,956)          (151,247)
                              --------------  -----------------
Net(Loss)                     $  (4,521,354)  $     (2,532,273)
                              ==============  =================
Net(Loss)Per Common Share
  Basic
    Development Stage
      Operations              $       (.045)  $          (.031)
    Discontinued Operations           (.002)             (.002)
                              --------------  -----------------
        Total                 $       (.047)  $          (.033)
                              ==============  =================
Weighted Average Shares
  Outstanding                    96,045,094         75,870,501
                              --------------  -----------------
Net(Loss)Per Common Share
  Dilutive
    Development Stage
      Operations              $       (.044)  $          (.031)
    Discontinued Operations           (.002)             (.002)
                              --------------  -----------------
        Total                 $       (.046)  $          (.033)
                              ==============  =================
Weighted Average Shares
  Outstanding                    97,788,594         76,990,001
                              --------------  -----------------
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 20
                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                            DECEMBER 31, 2000




                      Preferred Stock      Common Stock
                          Amount              Amount
                      ---------------  --------------------

                                                             Additional
                                 PV                   PV       Paid-In
                      Shares   $1.00     Shares      $.01      Capital
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1998     62,500  $55,035  58,992,784  $589,928  $15,806,185

Issuance of Stock         --       --  33,755,435  $337,554  $ 3,397,107

Net(Loss)
for the Year              --       --          --        --           --
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 1999     62,500  $55,035  92,748,219  $927,482  $19,203,292

Issuance of Stock         --       --   6,593,750  $ 65,938  $ 2,572,846

Net(Loss)
for the Year              --       --          --        --           --
                      ------  -------  ----------  --------  -----------
Balance at
December 31, 2000     62,500  $55,035  99,341,969  $993,420  $21,776,138
                      ======  =======  ==========  ========  ===========

















          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                              DECEMBER 31, 2000
                                 (CONTINUED)




                                          Development
                       Discontinued          Stage
                        Operations         Operations          Total
                       Accumulated        Accumulated      Stockholder's
                        (Deficit)          (Deficit)         (Deficit)
                       -------------     -------------     --------------
Balance at
December 31, 1998      $(13,379,285)     $(4,333,902)     $  (1,262,039)

Issuance of Stock                --             --            3,734,661

Net(Loss)
 for the Year          $   (151,247)     $(2,381,026)     $  (2,532,273)
                       -------------     ------------     --------------
Balance at
December 31, 1999      $(13,530,532)     $ (6,714,928)     $     (59,651)

Issuance of Stock                --              --            2,638,784

Net(Loss)
 for the Year          $   (239,956)     $ (4,281,398)     $  (4,521,354)
                       -------------     -------------     --------------
Balance at
December 31, 2000      $(13,770,488)     $(10,996,326)     $  (1,942,221)
                       =============     =============     ==============


















          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           DEVELOPMENT        DEVELOPMENT
                                              STAGE              STAGE
                                            OPERATIONS         OPERATIONS
                                            YEAR ENDED         YEAR ENDED
                                         DECEMBER 31, 2000  DECEMBER 31, 1999*
                                         -----------------  -----------------
Cash Flows from Operating Activities:
  Net(Loss)
    Development Stage Operations         $     (4,281,398)  $     (2,381,026)
    Discontinued Operations                      (239,956)          (151,247)

  Adjustments to Reconcile Net(Loss)
    to Net Cash (Required)by Operating
      Activities:
        Depreciation and Amortization
          Development Stage Operations            261,299            118,552
          Discontinued Operations                     136                152

Non-Cash Development Stage Operations           1,199,834            980,848

      Changes in Assets and Liabilities:
          Prepaid Expenses                        (76,360)            33,392
          Loans Receivable                         (1,029)              (241)
          Deposits                                (16,135)            (3,114)
          Accounts Payable and
            Accrued Expenses                      187,868           (264,524)
          Deferred Income                          50,000                ---
          Increase(Decrease) in
            Commitments and Contingencies           1,518            (15,693)
                                         -----------------  -----------------
             Net Cash (Required) by
               Operating Activities            (2,914,223)        (1,682,901)
                                         -----------------  -----------------
Cash Flows from Investing Activities:
  (Acquisition) of Property and Equipment
    Development Stage Operations                 (686,617)          (437,618)
  (Acquisition) of Intangibles
    Development Stage Operations                  (38,888)           (15,219)
                                         -----------------  -----------------
             Net Cash Provided(Required)
               by Investing Activities           (725,505)          (452,837)
                                         -----------------  -----------------

---
* The consolidated cash flows for year ended December 31, 1999 have been restated to conform with the December 31, 2000 presentation.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                          DEVELOPMENT        DEVELOPMENT
                                             STAGE              STAGE
                                           OPERATIONS         OPERATIONS
                                           YEAR ENDED         YEAR ENDED
                                        DECEMBER 31, 2000  DECEMBER 31, 1999*
                                        -----------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock          87,950             55,000
  Proceeds from Issuance of Notes                260,386             59,387
  (Payment) of Loans                             (41,244)            (7,628)
  (Payment) of Notes                             (64,392)          (150,126)
  (Payment) of Loans to Related Parties              ---           (118,170)
  Proceeds of Loans from Related Parties       3,399,000          2,209,500
                                        -----------------  -----------------
    Net Cash Provided by Financing
     Activities                                3,641,700          2,047,963
                                        -----------------  -----------------
       Net (Decrease)Increase in Cash
         Development Stage Operations              2,092            (95,053)
         Discontinued Operations                    (120)             7,278
                                        -----------------  -----------------
         Net (Decrease)Increase in Cash            1,972            (87,775)

Cash at Beginning of Year                         15,026            102,801
                                        -----------------  -----------------
Cash at End of Year                     $         16,998   $         15,026
                                        =================  =================
Supplemental Disclosures of
  Cash Flow Information:
    Cash Payments for Interest          $         25,507   $          7,985
    Cash Payments for Income Taxes                   -0-                -0-
                                        -----------------  -----------------
  Non-Cash Operating, Investing and
    Financing Activities:
      Board of Director Fees            $         67,852   $            -0-
      Legal Fees, Settlements and
        Other Services                           139,875            266,819
      Consultant Fees                            843,303            512,980
      Employee Compensation                      148,804            201,049
                                        -----------------  -----------------
                                        $      1,199,834   $        980,848
      Repayment of Debts                       1,351,700          2,698,813
                                        -----------------  -----------------
        Non-Cash Issuance of Stock      $      2,550,834   $      3,679,661
                                        =================  =================

---
* The consolidated cash flows for year ended December 31, 1999 have been restated to conform with the December 31, 2000 presentation.

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 24
                    URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2000 AND 1999

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

BUSINESS

   The Company is engaged in the acquisition, formulation, marketing and distribution of sealant and coating products containing recycled materials in their compositions. The Board of Directors passed a unanimous resolution dated April 14, 1999 to discontinue the Branded Merchandise operations, retroactive for the year ended December 31, 1998. (See Note 2)

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

   Pursuant to Statement of Accounting Standards 121 ("SFAS 121")
"Accounting for the Impairment of Long-Lived Assets to be Disposed of". The Company assesses the recoverability of these costs whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net undiscounted cash flows generated by the assets.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

   Operations related to Branded Merchandise products have been reflected in Loss from Discontinued Operations amounting to $239,956 and $151,247, for the years ended December 31, 2000 and 1999, respectively.

NOTE 3 - COMMON STOCK TRANSACTIONS
----------------------------------

   (a) The Company issued 75,000 shares of restricted common stock to a director for board of director services during the year at a value of $67,852. See Note 10 - Related Party Transactions.

   (b) The Company issued 1,000,000 shares of restricted common stock to a director and officer, in cancellation of indebtedness, valued at $1,000,000. See Note 10 - Related Party Transactions.

   (c) The Company issued an aggregate of 1,814,500 shares of restricted common stock for consulting services valued at $701,364, 1,294,500 of which were issued to officers and directors in consulting capacities, valued at 270,939. See Note 10 - Related Party Transactions.

   (d) The Company issued an aggregate of 1,045,750 shares of restricted common stock for employee bonuses valued at $148,804, 1,000,000 of which were issued to an officer and director, valued at $118,500. See Note 10 - Related Party Transactions.

   (e) The Company issued 200,000 shares of restricted common stock for legal services valued at $139,875 included in losses from discontinued operations.

   (g) The Company canceled 200,000 shares of restricted common stock issued for consulting services valued originally at $12,600.

   (h) The Company cancelled 336,000 shares of pre-split restricted common stock, par value $.005, returning 168,000 shares of post-split shares, par value $.01, relating to the 1993 merger of the Company under its former name of Natural Child Care, Inc., originally valued at $.005 par value.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 3 - COMMON STOCK TRANSACTIONS CONTINUED
--------------------------------------------

   (f) The Company issued 2,826,500 shares of common stock valued at $593,490 upon exercise of options under the 1999 Employee and Consultant Stock Purchase and Option Plan, 1,875,000 of which were issued to officers and directors, valued at $400,250; 1,100,000 in cancellation of indebtedness, 600,000 in cancellation of consulting fees, and 175,000 in cash. See Note 10 - Related Party Transactions.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

   A summary of property and equipment at December 31, 2000 is as follows:

        Trucks, Trailers and Other Rolling Equipment $     269,969
        Leasehold Improvements                             217,836
        Office Equipment                                   179,758
        Machinery and Equipment                            628,986
        Capitalized Leases                                  19,241
                                                     --------------
             Total Property and Equipment                1,315,790
        Less:  Accumulated Depreciation                   (364,338)
                                                     --------------
             Total Property and Equipment, Net       $     951,452
                                                     ==============

  Depreciation expense for the years ended 2000 and 1999, were $261,275 and $118,553, respectively.

NOTE 5 - INTANGIBLES
--------------------

   A summary of intangibles at December 31, 2000 is as follows:

        Organization Costs                           $         840
        Goodwill                                           913,490
        Patent Costs                                        57,881
        Proprietary Formula Acquisition Costs               80,000
                                                     --------------
             Total Intangibles                           1,052,211

        Less:  Accumulated Amortization                       (647)
                                                     --------------
             Total Intangibles, Net                  $   1,051,564
                                                     ==============

  Amortization of organizational costs for the years ended 2000 and 1999, were $167 and $151, respectively.

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 5 - INTANGIBLES CONTINUED
------------------------------

   Goodwill arises from the cost, in excess of fair market value of tangible assets and liabilities, resulting from the Company's 1997 acquisition of Urecoats International, Inc. Amortization, under the straight-line method over 20 years, is to commence upon the recognition of significant revenues.

  Patent and Proprietary Formula costs are amortized, under the straight-line method, over ten years. Amortization is to commence upon recognition of significant revenues.

   The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.

NOTE 6 - LONG TERM DEBT
-----------------------

   At December 31, 2000 Long Term Debt consists of the following:

      11% - 18% - Various Notes Payable, due in monthly     $ 244,254
       installments of $10,672, including interest, maturing through 2003, secured by equipment.

      12% Notes Payable, payable on demand, unsecured          18,000
                                                            ---------
                                                            $ 262,254
      Less current maturities                                 130,334
                                                            ---------
             Total Long Term Debt                           $ 131,920
                                                            =========
   Maturity of Long Term Debt is as follows:

      Years ending December 31st              2001          $ 130,334
                                              2002            102,155
                                              2003             29,765
                                                            ---------
                                                            $ 262,254
                                                            =========

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

   A summary of accounts payable and accrued expenses at December 31, 2000 is:

     Accounts Payable                                       $ 396,220
     Accrued Salaries                                             -0-
     Accrued Payroll Taxes                                     21,082
     Accrued Expenses                                         150,061
     Accrued Sales Taxes                                       22,636
                                                            ---------
       Total Accounts Payable and Accrued Expenses          $ 589,999
                                                            =========
NOTE 8 - DEFERRED INCOME
------------------------

  The Company received $50,000 pursuant to a license agreement. The license agreement is currently inactive. Therefore, the Company has recorded the income on a deferred basis until such time that the licensee activates the license.

NOTE 9 - LOANS PAYABLE
----------------------

   Loan payable of $5,880, to an individual, is non-interest bearing and payable on demand.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

   At December 31, 2000, the Company had the following related party transactions:

      9% Interest bearing loan, payable on demand, from the Chairman of the Board, amounted to $2,408,000.

      10% Interest bearing loan, payable to a former officer and consultant (terminated March 1, 2001), amounting to $99,000.

      The Company issued common stock to officers and directors as follows:

                                            Shares        Value
                                          ----------   -----------
         Consulting Fees                   1,894,500   $   396,189
         Cancellation of Indebtedness      2,100,000     1,247,000
         Compensation                      1,000,000       118,500
         Board of Director Fees               75,000        67,852
         Exercise of Options                 175,000        28,000
                                          ----------   -----------
                                           5,244,500   $ 1,857,541
                                          ==========   ===========
                                   Page 31
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 10 - RELATED PARTY TRANSACTIONS CONTINUED
----------------------------------------------

      The Chairman of the Board has personally guaranteed $244,254 of various notes from a financial institution. In addition, the Chairman of the Board has confirmed a financial guarantee to provide up to $3,000,000 to the Company for operating expenses incurred or to be incurred during the year 2001.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LEASES

   The Company entered into six operating leases as follows:

   Building   Description of Operations                    Terms
   --------   ---------------------------------   -----------------------
      F       Corporate Headquarters              06-01-1998 - 07-31-2001
      I       Research and Development            06-01-1998 - 01-01-2002
      I       Manufacturing and Distribution      01-04-2001 - 01-01-2002
      L       Research and Development,
              International Sales, and Showroom   01-04-2000 - 02-28-2003
      0       Roofing and Waterproofing           02-05-2001 - 02-28-2003

   In addition, the Company leases a forklift under a non-cancelable capital lease expiring in March 2003. Future minimum lease payments required under the non-cancelable operating and capitalized lease are as follows:

                                           Year Ending  Operating  Capitalized
                                           December 31   Leases      Leases
                                           -----------  ---------  -----------
                                               2001     $ 194,847  $    4,437
                                               2002       143,703       4,437
                                               2003        18,620       1,110
                                                        ---------  -----------
  Total minimum lease payments                          $ 357,170  $    9,984
                                                        =========
  Less amounts representing interest                                     (163)
                                                                   -----------
  Present value of net minimum lease payments                      $    9,821
  Less current portion                                                 (4,367)
                                                                   -----------
  Long term portion, capitalized leases                            $    5,454
                                                                   -----------

   Rent expense for the years ended December 31, 2000 and 1999, were $147,658 and $64,284, respectively.



                                    Page 32

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 11 - COMMITMENTS AND CONTINGENCIES CONTINUED
-------------------------------------------------

LITIGATION

   (1) AG Industries vs. the Company, et. al.-On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company for a breach of contract and causes of action for unjust enrichment and breach of implied contract. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. On November 8, 1996, as a result of non-attendance at Pretrial Conferences, a judgment against the Company of $541,333 was decreed in the United States District Court, Eastern Division but never recorded in the jurisdiction. Management learned of the foregoing in April 2000 and believes the Company can overturn this judgment and has sufficient reserves to offset future settlement of this judgment.

   (2) Morty Wolosoff vs. the Company et. al.-Mr. Wolosoff brought an action in the State of New Jersey against the Company and a number of officers and directors for monies he allegedly advanced to the Company. The case was dismissed and Mr. Wolosoff has filed an appeal. The amount of the suit was $50,000 and litigation counsel is of the opinion that the case has no merit and that the appeal will ultimately fail.

   As of December 31, 2000, the Company has established a reserve for commitments and contingencies as follows:

          Judgments                                     $ 191,810
          Accounts Payable of Discontinued Operations     112,382
          Other Liabilities of Discontinued Operations    101,373
          Reserve for Litigation Settlements              265,374
                                                        ---------
                                                        $ 670,939
                                                        =========

NOTE 12 - STOCKHOLDERS' (DEFICIT)
---------------------------------

PREFERRED STOCK

   The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .36 shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

                                    Page 33

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 13 - INCOME TAXES
----------------------

   The Company has net operating tax loss carry-forwards of approximately $23,180,000 in the United States and $1,500,000 in the United Kingdom, of such loss carry-forwards, approximately $3,000,000 represents carry-forwards of a predecessor, the utilization of which will be credited to additional paid-in capital.

NOTE 14 - STOCK OPTIONS
-----------------------

STOCK OPTION PLANS

   THE 2000 STOCK PURCHASE AND OPTION PLAN

   The 2000 Stock Purchase and Option Plan was approved by shareholders on June 20, 2000 ("2000 Plan"). Under the 2000 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2000 Plan provides for an aggregate of 5,000,000 shares of the Company's common stock that may be granted.

   In 2000, the Company granted to its employees options to purchase 50,000 shares of the Company's common stock. Options granted are at a minimum of ninety percent for consultants, one hundred percent for officers or directors, and one hundred and ten percent for an employee, consultant or director deemed to be a ten percent or greater shareholder, of the fair market value of a share on the date of grant. No compensation expense has been recognized because the exercise price of the options equals the market price of the underlying common shares on the date of grant. A total of 4,950,000 shares of the Company's common stock is reserved and available for options under the 2000 Plan.

   Summarized transactions under the 2000 Plan are as follows:

                                                      WEIGHTED AVERAGE
                                          NUMBER OF    EXERCISE PRICE
                                           OPTIONS        PER SHARE
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 1999          -0-       $    ---
      GRANTED                                50,000       $   1.07
      EXERCISED                                 -0-       $    ---
      FORFEITED OR EXPIRED                      -0-       $    ---
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 2000       50,000       $   1.07
      --------------------------------    ---------   ----------------
      EXERCISABLE AT DECEMBER 31, 2000          -0-       $    ---
      --------------------------------    ---------   ----------------

                                    Page 34
                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 14 - STOCK OPTIONS CONTINUED
---------------------------------

   THE 1999 CONSULTANT AND EMPLOYEE STOCK PURCHASE AND OPTION PLAN

   The 1999 Consultant and Employee Stock Purchase and Option Plan, was approved by shareholders on February 8, 1999, and amended by the board of directors on April 14, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for an aggregate of 8,000,000 shares of the Company's common stock that may be granted.

   In 2000, the Company granted to its employees, consultants and directors options to purchase 2,109,000 shares of the Company's common stock. Options granted are at a minimum of ninety percent for consultants, one hundred percent for officers or directors, and one hundred and ten percent for an employee, consultant or director deemed to be a ten percent or greater shareholder, of the fair market value of a share on the date of grant. No compensation expense has been recognized because the exercise price of the options equals the market price of the underlying common shares on the date of grant. A total of 26,500 shares of the Company's common stock is reserved and available for options under the 1999 Plan.

   Summarized transactions under the 1999 Plan are as follows:

                                                      WEIGHTED AVERAGE
                                          NUMBER OF    EXERCISE PRICE
                                           OPTIONS        PER SHARE
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 1999    2,030,500       $  .1714
      GRANTED                             2,109,000       $  .3417
      EXERCISED                           2,826,500       $  .2100
      FORFEITED OR EXPIRED                      -0-       $    ---
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 2000    1,313,000       $  .3613
      --------------------------------    ---------   ----------------
      EXERCISABLE AT DECEMBER 31, 2000    1,028,000       $  .2148
      --------------------------------    ---------   ----------------

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 14 - STOCK OPTIONS CONTINUED
---------------------------------

   THE 1998 EMPLOYEE AND CONSULTANT STOCK OPTION PLAN

   On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"). Under the 1998 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1998 Plan provides for an aggregate of 3,000,000 shares of the Company's common stock that may be granted.

   In 2000, the Company did not have any options available for grant to its employees, consultants or directors to purchase shares of the Company's common stock. A total of 120,000 shares of the Company's common stock is reserved for options previously granted and unexercised under the 1998 Plan.

   Summarized transactions under the 1998 Plan are as follows:

                                                      WEIGHTED AVERAGE
                                          NUMBER OF    EXERCISE PRICE
                                           OPTIONS        PER SHARE
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 1999      120,000       $    .19
      GRANTED                                   -0-       $    ---
      EXERCISED                                 -0-       $    ---
      FORFEITED OR EXPIRED                      -0-       $    ---
      --------------------------------    ---------   ----------------
      OUTSTANDING AT DECEMBER 31, 2000      120,000       $    .19
      --------------------------------    ---------   ----------------
      EXERCISABLE AT DECEMBER 31, 2000      120,000       $    .19
      --------------------------------    ---------   ----------------

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 14 - STOCK OPTIONS CONTINUED
---------------------------------

   SUMMARIZED INFORMATION ON CURRENTLY OUTSTANDING OPTIONS UNDER ALL PLANS

                                           RANGE OF EXERCISE PRICE
                                  -------------------------------------------
                                  $ .15 - $ .50  $ .51 - $ .96  $ .97 - $1.42
--------------------------------  -------------  -------------  -------------
NUMBER OF OUTSTANDING                 1,100,500        203,500        179,000

WEIGHTED-AVERAGE REMAINING
  CONTRACTUAL LIFE, IN YEARS                2.9            2.0            1.7

WEIGHTED-AVERAGE
  EXERCISE PRICE                  $       .1785  $       .8430  $      1.0202
--------------------------------  -------------  -------------  -------------
NUMBER EXERCISABLE                    1,100,500          3,500         44,000

WEIGHTED-AVERAGE
  EXERCISE PRICE                  $       .1785  $       .8000  $      1.0073
--------------------------------  -------------  -------------  -------------

NOTE 15 - EMPLOYMENT ARRANGEMENT
--------------------------------

   The Company approved an executive compensation arrangement with an officer of the Company, in which annual compensation shall not exceed $250,000. Periodic compensation increases are based upon increases in the value of the stock over a February 8, 1999 base market value. For the year ended December 31, 2000, increases in annual compensation of $88,125 resulted in an annual compensation of $218,500.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

   (1) The Company issued 910,000 shares of restricted common stock in certain transactions, as described below:

        (a) The Company issued 75,000 shares of restricted common stock to a member of the board of directors, for serving as a director for a one year period.

        (b) The Company issued an aggregate of 82,500 shares of restricted common stock for consulting services, 32,500 of which was to a director serving in a consultant capacity.

        (c) The Company issued 50,000 shares of restricted common stock to a former officer as compensation (terminated March 19, 2001).

                  URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 16 - SUBSEQUENT EVENTS CONTINUED
-------------------------------------

        (d) The Company issued 500,000 shares of restricted common stock to an officer of a subsidiary pursuant to employment agreement, which is additionally restricted in connection with his services to be performed thereunder during the 2001 calendar year.

        (e) The Company issued 200,000 shares of restricted common stock pursuant to a legal settlement.

   (2) The Company issued 50,000 shares of restricted common stock pursuant to an acquisition agreement, effective January 1, 2001, in exchange for all of the issued and outstanding common stock of Rainguard Roofing Corporation. Rainguard Roofing had minimal assets or liabilities. The entity was acquired based on it maintaining an active roofing contracting license since 1997, which the Company needed to enter into the roofing and waterproofing business.

   (3) The Company granted a restricted option with a director for the purchase of 12,000,000 shares of restricted common stock, in exchange for his agreeing to fund the working capital requirements of the Company up to $3,0000,000, and to continue forbearing repayment of existing debt to the Company of $2,408,000 as of December 31, 2000, through the 2001 calendar year.

   (4) The Company settled all outstanding litigation related to the lawsuit between Designer Wear et. al. vs. Smith & Wesson et. al. on terms mutually satisfactory to the Company. Pursuant to the settlement agreement, the terms of the settlement cannot be disclosed.

   (5) The Company entered into a two year employment agreement with an officer and director on March 1, 2001 and ending on February 28, 2003.
Pursuant to the terms of this agreement, the Company agreed to an initial salary of $175,000, with periodic increases up to a maximum of $225,000;
yearly minimum bonuses of $10,000 and additional compensation of restricted common stock. Within ninety days from the beginning date of his agreement, the Company is required to hold an aggregate of 1,000,000 shares of restricted common stock which shall vest and be delivered on certain dates and increments.

                                   PART III
                                   --------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

   None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

   The names and ages of directors and executive officers of the Company, including their positions, offices, and terms, are set forth below:

       NAME                AGE          POSITION(S)               DATES
-------------------------- ---- -------------------------   -----------------
Richard J. Kurtz            60  Chairman of the Board and   November 23, 1998
                                Chief Executive Officer

David M. Goldblatt          57  Director                    July 1994

Arthur J. Gregg             73  Director                    February 21, 2000

Larry T. Clemons            42  Director                    April 12, 2000
                                Assistant to the Chairman
                                 and Director of
                                 International Relations    March 9, 2001

Gary M. Zeller              60  Director                    July 1, 2000

Timothy M. Kardok           44  Director                    March 1, 2001
                                President and Chief
                                 Operating Officer          March 9, 2001
                                Treasurer                   March 19, 2001

Michael T. Adams            35  Executive Vice President    March 1, 1999
                                and Secretary

John G. Barbar              39  Interim Chief Financial
                                  Officer                   March 19, 2001
---
   Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's by-laws currently provide for not less than one director nor more than seven directors. Currently, there are six directors. The by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. There are no family relationships among any of the officers or directors of the Company. All officers serve at the pleasure of the board of directors, subject to any applicable employment agreements or arrangements.

                                    Page 39
   The principal occupation and business experience for each director and officer of the Company during the last five years is as follows:

   RICHARD J. KURTZ has been a director since November 23, 1998 and became Chairman of the Board and Chief Executive Officer of the Company on February 8, 1999. Mr. Kurtz is also president and chief executive officer of the Kamson Corporation, a privately held corporation, and has been for the past 26 years. Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates seventy one investment properties in the Northeastern United States. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. He was formerly a director of the Inter-Community Bank located in Springfield, New Jersey. Mr. Kurtz is also a member of the Board of Directors of Paligent, Inc., a public company trading on the NASD over-the-counter bulletin board. Most notably, he was chosen "Man of the Year" by the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America. Mr. Kurtz resides in Alpine, New Jersey and is currently Vice President and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also proud to be an elected member of the Board of Trustees and the Foundation Board for the Englewood Hospital and Medical Center of New Jersey.

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

   ARTHUR J. GREGG, retired lieutenant general, U.S. Army, has been a director since February 21, 2000. General Gregg has more than forty-four years of distinguished professional experience, having held senior level management and command positions in the military and several executive positions in industry. During the course of his career, through ongoing education and the nature of the positions he has held, General Gregg has developed a broad, keen and in-depth knowledge of business operations and management. His record of performance repeatedly demonstrates his ability to lead organizations to success including new businesses and emerging technologies. Additionally, as a result of his extensive military and executive experience he has considerable contacts and respect within federal government agencies, and private industry. General Gregg continues an active schedule as a member of several corporate and academic boards. He chairs three of these boards. From 1994 to 1996 General Gregg was President, James Martin Government Intelligence, Inc., an information technology firm providing senior level consulting services to law enforcement, intelligence and defense agencies. He was responsible for the general management of the company, reporting to the Board of Directors. General Gregg attended Harvard University, John F. Kennedy School of Government-Concentrated Executive Program in National Security; Saint Benedict College Atchison,
Kansas - Bachelor of Science in Business Administration (Summa cum Laude);
Army War College, Carlisle Barracks, Pennsylvania - One year graduate level college; and Command and General Staff College, Fort Leavenworth, Kansas-One year graduate level college.

   LARRY T. CLEMONS has been a director since April 12, 2000 and is currently Assistant to the Chairman and Director of International Relations. Mr. Clemons was President and Chief Operating Officer of the Company from February 8, 1999 to March 9, 2001 and Treasurer from March 1, 1999 to December 20, 2000. Mr. Clemons has extensive experience in taking products from Design and Function, Marketing and Sales, Corporate Implementation, Drawing Board to Factory, and Showroom Floor, to the Consumer within short periods of time. Mr. Clemons attended the University of Kentucky, Lexington, Kentucky from 1977 to 1979.

   GARY M. ZELLER has been a director since July 1, 2000. Dr. Zeller is also a Consultant to the Company. Dr. Zeller is co-founder of Zeller International, Ltd., a unique multidisciplinary professional service firm with more than three decades of experience in the design, engineering, chemistry and marketing of a wide range of progressive materials, products, manufacturing systems and environmental technologies. Zeller International, Ltd. is widely known for its expertise in achieving innovative, state-of-the-art solutions for challenges in industries like construction, government, defense, public utilities and architecture. As a world renown professor, Dr. Zeller has lectured at Yale University, Pratt Institute, The New School For Social Research, Syracuse University, Bryn Mawr, Parsons School of Design, The State University of New York, and The School of Visual Arts in New York. He has been honored as a featured guest speaker at the National Science Teachers Association Convention, and has received an Academy Award for Scientific Achievement.

   TIMOTHY M. KARDOK has been a director since March 1, 2001; President and Chief Operating of the Company since March 9, 2001; Treasurer since March 19, 2001; and President and Chief Operating Officer of Urecoats Roofing Corporation since March 1, 2001. Mr. Karok has a diverse 21 year career in the roofing, building products and construction industries. He previously managed business units for Redland PLC and the Abiti-Price Corporation, both multi-billion dollar global building products and roofing manufacturing companies. From October 1997 to February 2000, Mr. Kardok was senior vice president of Centimark Corporation, Canonsburg, Pennsylvania. Centimark Corporation is the largest company in the industrial and commercial segment of the building service market with annual revenue of $240 million, servicing the North American market with 70 locations. Mr. Kardok was responsible for leading the change initiative of this high-growth company and challenged to establish a strategic plan and formalized business environment capable of supporting rapid revenue growth and market expansion. From January 1995 to October 1997, Mr. Kardok was executive vice president of R & J Industries, Boca Raton, Florida.
R & J Industries, privately held and one of the twentieth largest U.S. companies in that market, serviced the residential home building trade with annual sales of $34 million and 300 employees. Mr. Kardok received his Bachelor of Arts degree in Marketing from Notre Dame University in 1979 and Master of Business Administration in Marketing and Finance from the University of Bridgeport in 1989.

   MICHAEL T. ADAMS has been executive vice president and secretary of the Company since March 1, 1999; Urecoats International and Urecoats Technologies since July 1, 1999; Urecoats Roofing of Florida and Rainguard Roofing Corporation since January 1, 2001; and Urecoats Roorinf Corporation since February 6, 2001. Mr. Adams was instrumental in the reorganization and restructuring of the Company in connection with its acquisition of Urecoats International in January 1997. He was appointed as President of Urecoats International on May 1, 1997, serving until July 1, 1999. Mr. Adams was also a vice president and secretary of the Company's Designer Wear subsidiary from August 1996 to February 1998. Mr. Adams earned his Bachelor of Science degree in Business Administration In 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

   JOHN G. BARBAR has been Interim Chief Financial Officer since March 19, 2001. From September 2000 to March 2001, Mr. Barbar was vice president of finance for Pinnacle Healthcare Technologies, Inc., Boca Raton, Florida. Pinnacle Healthcare is a start-up company providing healthcare facilities with web enabled, advanced solutions for medical imaging. From February 1999 to September 2000 to, he was vice president and treasurer of General Roofing Services, Fort Lauderdale, Florida. General Roofing is the first and largest consolidator in the commercial roofing industry with revenues in excess of $250 million and 26 locations in 12 states. From November 1996 to August 1998, Mr. Barbar was chief financial officer of R & J Roofing of Florida Inc., Boca Raton, Florida. R & J Roofing is the largest residential roofing company in Florida with $33 million in revenue. From June 1982 to November 1996, he was vice president of finance and administration and corporate controller for The Barbar Group, Boca Raton, Florida. The Barbar Group is a leading residential and commercial developer that grew from a small family business to a group of companies with more than 200 employees grossing approximately $40 million annually. Mr. Barbar is also an active certified public accountant. He received his Bachelor of Business Administration degree in Accounting from Florida Atlantic University in 1981. Mr. Barbar is also a member of the Board of Directors of YMCA of Boca Raton since 1989. He is also a member of Florida Institute of Certified Public Accountants and American Institute of Certified Public Accountants.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

   The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the individual serving as the Company's chief executive officer and four most highly compensated executive officers serving as executive officers at the end of the last completed fiscal year ("Named Executive Officers"), in all capacities to the registrant and its subsidiaries, during the last completed fiscal year.

                         SUMMARY COMPENSATION TABLE
                         --------------------------

                                               Annual Compensation
                                  -------------------------------------------
               (a)                 (b)    (c)          (d)           (e)
                                                                    Other
                                                                    Annual
            Name and                     Salary       Bonus      Compensation
       Principal Position         Year    ($)          ($)           ($)
--------------------------------- ---- ---------    ---------    ------------
(1) Richard J. Kurtz              2000 $     -0-    $     -0-    $        -0-
    Chief Executive Officer       1999 $     -0-    $     -0-    $        -0-

(2) Larry T. Clemons              2000 $ 206,667    $ 230,000(a) $        -0-
    President and                 1999 $  86,431    $     -0-    $        -0-
    Chief Operating Officer

(3) Michael T. Adams              2000 $  80,000    $  18,333    $    267,312(b)
    Executive Vice President      1999 $  78,098    $  12,000    $      6,750
    and Secretary                 1998 $  80,000    $     -0-    $        -0-

(4) Ponswamy Rajalingam(c)        2000 $  43,000    $     -0-    $        -0-
    Vice President                1999 $     -0-    $     -0-    $    170,850

(5) R. Uma Umarani(d)             2000 $  43,000    $     -0-    $        -0-
    Vice President                1999 $     -0-    $     -0-    $    104,000

---

(a) This figure represents the fair market value of the non-cash bonus paid in the form of restricted common stock. Mr. Clemons resigned as Treasurer of the Company on December 20, 2000 and President and Chief Operating Officer on March 9, 2001.

(b) This figure represents the dollar value of the difference between the price paid for securities purchased from the Company, pursuant to exercise of an option under the 1999 Plan, and the fair market value of such security at the date of purchase.

(c)  Terminated February 1, 2001.

(d)  Terminated February 1, 2001.

                         SUMMARY COMPENSATION TABLE
                         --------------------------
                                (CONTINUED)

                                 Long-Term Compensation
                         ----------------------------------
                                 Awards            Payouts
                         ---------------------    ---------
           (a)               (f)        (g)          (h)         (i)
                         Restricted Securities
                           Stock    Underlying                 All Other
        Name and           Awards    Options/       LTIP     Compensation
   Principal Position       ($)      SARs (#)        ($)         ($)
----------------------- ----------- ----------    --------- ------------
(1) Richard J. Kurtz    $      ---        ---     $    -0-  $       -0-

(2) Larry T. Clemons    $      ---        ---     $    -0-  $       -0-

(3) Michael T. Adams    $      ---        ---     $    -0-  $       -0-

(4) Ponswamy Rajalingam $      ---        ---     $    -0-  $  1,174,000(d)

(5) R. Uma Umarani      $      ---        ---     $    -0-  $    689,993(e)

---

(d) This figure represents cash, non-cash consulting fees paid pursuant to a consulting agreement, and the dollar value of the difference between the price paid for securities purchased from the Company and the fair market value of such securities on the date of purchase, which amounts were $49,000, $415,250, and $709,750, respectively.

(e) This figure represents cash, non-cash consulting fees paid pursuant to a consulting agreement, and the dollar value of the difference between the price paid for securities purchased from the Company and the fair market value of such securities on the date of purchase, which amounts were $49,000, $123,180, and $517,813, respectively.

*See Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table contains information concerning all types of stock options granted to the Named Executive Officers for the fiscal year ended December 31, 2000. No stock appreciation rights were granted to any individuals during the year.


               OPTION/SAR GRANTS IN LAST FISCAL YEAR
    ----------------------------------------------------------
            (a)                    (b)                (c)
                                Number of       Percent of total
                                securities        options/SARs
                                underlying         granted to
                               options/SARs       employees in
           Name                 granted (#)       fiscal year
    -------------------------- ------------     ----------------
(1) Richard J. Kurtz              1,000,000(a)       47.42%

(2) Ponswamy Rajalingam             250,000          11.85%

(3) R. Uma Umarani                  250,000          11.85%


---

(a) This represents an option granted to Mr. Kurtz as consideration for his past and anticipated short-terms loans during the 2000 year, including personal guarantees, in his capacity as the primary lender and funder of the Company's operations, pursuant to the 1999 Plan.


                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
    ---------------------------------------------------------------
                               (CONTINUED)

                                             (d)             (e)
                                      Exercise or base   Expiration
                                        price ($/Sh)        date
                                     ------------------  ----------
(1) Richard J. Kurtz                 $.231   /1,000,000    1/4/2005

(2) Ponswamy Rajalingam              $.21    /  250,000    1/4/2005

(3) R. Uma Umarani                   $.21    /  250,000    1/4/2005

---

*See Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2000 with respect to the Named Executive Officers.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FY-END OPTION/SAR VALUES
    --------------------------------------------------------------------
                (a)                       (b)                (c)
                                    Shares acquired
               Name                 on exercise (#)   Value realized ($)
    --------------------------      ---------------   ------------------
(1) Richard J. Kurtz                      1,100,000   $        1,059,250

(2) Michael T. Adams                        175,000   $          267,313

(3) Ponswamy Rajalingam                     350,000   $          709,750

(4) R. Uma Umarani                          250,000   $          517,813



                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FY-END OPTION/SAR VALUES
    --------------------------------------------------------------------
                                  (CONTINUED)

                                   (d)                       (e)
                          Number of Securities      Value of Unexercised
                         Underlying Unexercised   In-The-Money Options/SARs
                         Options/SARs at FY-end          at FY-End ($)
                                  (#)
                        Exercisable/Unexercisable Exercisable/Unexercisable
                        ------------------------- -------------------------
(1) Richard J. Kurtz          ---  /         ---  $    ---   / $       ---

(2) Michael T. Adams          ---  /         ---  $    ---   / $       ---

(3) Ponswamy Rajalingam       ---  /         ---  $    ---   / $       ---

(4) R. Uma Umarani            ---  /         ---  $    ---   / $       ---

---

*See Item 11. Security Ownership of Certain Beneficial Owners and Management

COMPENSATION OF DIRECTORS
-------------------------

STANDARD ARRANGEMENTS

   The Company does not have a standard policy regarding compensation for members of the Board of Directors for services generally provided or for committee participation or special assignments. Except as reported below, members of the Board of Directors did not receive compensation for their services provided as directors during the last fiscal year.

OTHER ARRANGEMENTS

   ARTHUR J. GREGG - The Board of Directors approved payment to General Gregg in the form of non-cash compensation for serving on the Board of Directors of 150,000 shares of its restricted common stock, 75,000 payable upon his joining the Board of Directors and 75,000 upon his completion of one year of service on the Board of Directors. As of December 31, 2000, the Company paid General Gregg 75,000 shares of restricted common stock, which was valued and recorded at $67,852.

   GARY M. ZELLER - The Board of Directors approved payment to Dr. Zeller in the form of cash compensation for serving on the Board of Directors at the rate of $1,000 per month. In addition, the Board of Directors approved Mr. Zeller to act in a consultancy capacity, effective July 1, 2000, for a 15 month period, and in consideration for his services, Dr. Zeller was receiving payment in the form of non-cash compensation of 10,000 shares of restricted common stock per month for consulting services rendered. The Board of Directors determined that Dr. Zeller's interests and objectives ran paramount to its own planned strategies, and that it was in the bests interests of the Company to increase his personal stake in exchange for him utilizing more of his time and energies for the benefit of the Company. The Board of Directors approved an increase in his consultant fees in the form of non-cash and cash compensation, effective November 1, 2000, for a 20 month period, and in consideration for his services, Dr. Zeller was receiving $4,000 per month in cash and an additional 6,250 shares of restricted common stock per month. The Board of Directors approved an increase in Dr. Zeller's monthly consulting fees, effective February 1, 2001, to $9,000 per month. As of December 31, 2000, Dr. Zeller was paid $14,000 in cash and received 72,500 shares of restricted common stock, which restricted stock was valued and recorded at $38,511.58.

EMPLOYMENT ARRANGEMENTS

   LARRY T. CLEMONS

   The Company agreed to a compensation arrangement, whereby Mr. Clemons received an initial annual salary in the amount of $75,000, beginning February 8, 1999. The annual salary is subject to review on a quarterly basis, and, based on each $.20 increase in the value of the stock of the Company (with the base beginning value as of February 8, 1999 of $.35), Mr. Clemons is eligible for increases of $10,000, with his salary not to exceed $250,000. Mr. Clemons' salary was $218,500 as of December 31, 2000. The Board of Directors recognized the exemplary contributions made by Mr. Clemons during his first year of employment and awarded him 1,000,000 shares of restricted common stock on January 4, 2000, which transaction was valued and recorded at $118,500.

   TIMOTHY M. KARDOK

   Urecoats Roofing Corporation and Timothy M. Kardok entered into an Employment Agreement starting on March 1, 2001 and ending on February 28, 2003. Pursuant to the relevant terms and conditions of this agreement, Mr. Kardok is the President of the Urecoats Roofing Corporation subsidiary. In addition, he was appointed to the Board of Directors of Urecoats Industries Inc. in connection therewith. In consideration for his executive services, the Company agreed to the following compensation:

   Base Compensation. During the months of March, April and May 2001, an annual salary of $175,000; June, July and August 2001, an annual salary of $200,000; and beginning on September 1, 2001 and thereafter during the remainder of his agreement, an annual salary of $225,000.

   Bonus. An entitlement to a yearly minimum bonus of $10,000, due and payable not later than January 30 with respect to the immediately preceding calendar year during the term of his agreement. The bonus shall commence on or before April 30, 2002.

   Restricted Stock. Within ninety days from the beginning date of his agreement, the Company is required to hold an aggregate of 1,000,000 shares of restricted common stock in Mr. Kardok's name. These restricted shares shall be additional compensation to Mr. Kardok for all of his services under the agreement and shall vest and be delivered to Mr. Kardok on the dates and in the amounts described below:

                  Vesting Date             Number of Shares
                ----------------           ----------------
                June 1, 2001                   166,667
                December 1, 2001               166,667
                June 1, 2002                   166,667
                December 1, 2002               166,667
                June 1, 2003                   166,667
                December 1, 2003               166,665

The Company's legal counsel is in the process of amending this agreement to make it between the Company and Mr. Kardok instead of Urecoats Roofing Corporation based on Mr. Kardok additionally becoming President and Chief Operating Officer of the Company on March 19, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The following table sets forth certain information, as of March 19, 2000, regarding the beneficial ownership of common equity (i) by each person or group known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) by each of the directors and Named Executive Officers, and (iii) by all directors and executive officers as a group.

    Name and Address          Description of              Number      Percent
  of Beneficial Owner(*)     Beneficial Owner           of Shares     of Class
-------------------------- --------------------------- -----------    --------
Richard J. Kurtz           Chairman of the Board        36,300,923(1)  32.25 %
Duck Pond Road             and Chief Executive
Alpine, NJ 07620           Officer

David M. Goldblatt         Director                      1,020,416(2)    .91 %
410 East 80th Street
New York, NY 10024

Arthur J. Gregg            Director                        150,000(3)    .13 %
7736 Rockledge Court
Springfield, VA 22152

Larry T. Clemons           Director, Assistant to the    1,753,000      1.56 %
1807 N. Atlantic Blvd.     Chairman and Director of
Ft. Lauderdale, FL 33305   International Relations

Gary M. Zeller             Director                         75,000(4)    .07 %
2200 Sue Avenue
Orlando, FL 32803

Timothy M. Kardok          Director                            -0-         0 %
6057 NW 77th Drive
Parkland, FL 33067

Michael T. Adams           Executive Vice President        980,317       .87 %
1883 Discovery Way         and Secretary
Deerfield Beach, FL 33442

John G. Barbar             Interim Chief Financial             -0-         0 %
6018 Buena Vista Court     Officer
Boca Raton, Florida 33433

Ponswamy Rajalingam        Vice President                3,044,412      2.70 %
1655 NW 91st Avenue, #721
Coral Springs, FL 33071

R. Uma Umarani             Vice President                1,000,000       .89 %
1655 NW 91st Avenue, #721
Coral Springs, FL 33071

   Directors and Officers as a Group                    44,324,068     39.38 %

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

   (1) Includes 12,000,000 shares of restricted common stock issuable on the exercise of a restricted common stock option granted on January 8, 2001, which is immediately exercisable. See Item 12. Certain Relationships and Related Transactions.

   (2) Includes 150,000 shares of common stock issuable on the exercise of outstanding stock options granted on November 23, 1998, effective February 8, 1999, and 50,000 shares of common stock issuable on the exercise of outstanding stock options granted on February 8, 1998, under the Company's 1999 Plan, all of which are immediately exercisable.

   (3) Includes 75,000 shares of restricted common stock awarded on February 21, 2001 for serving on the Company's Board of Directors for one complete year. See Compensation of Directors, Other Arrangements.

   (4) Includes 32,500 shares of restricted common stock issued in exchange for consulting services rendered up until the date of this report. See Compensation of Directors, Other Arrangements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   The Company issued Richard J. Kurtz, the Chairman and an officer of the Company, in a private transaction, 1,000,000 shares of restricted common stock in exchange for cancellation of interest bearing short term loans of $1,000,000 he made to fund the operations of the Company.

   The Company issued Richard J. Kurtz, pursuant to exercise of options under the Company's 1999 Plan, an aggregate of 1,100,000 shares of common stock, in exchange for cancellation of interest bearing short term loans of $247,000 he made to fund the operations of the Company.

   The Company granted Richard J. Kurtz, as a lender, pursuant and subject to the terms and conditions of a Restricted Stock Option Agreement, the right and option to purchase at $.44 per share, all or any part of an aggregate of 12,000,000 restricted shares of the Company. As consideration for the restricted option, Richard J. Kurtz confirmed that he would continue to forbear payment on his approximate $2,500,000 advanced to the Company and fund the Company with advances in the form of short term interest bearing loans up to an additional $3,000,000 to carry the Company through fiscal year 2001.

   The Company issued Larry T. Clemons, a director, 1,000,000 shares of restricted common stock, as a bonus, valued and recorded at $118,500.

   The Company issued Arthur J. Gregg, a director, 75,000 shares of restricted common stock in exchange for his joining the Board of Directors, valued and recorded at $67,852.

   The Company issued Ponswamy Rajalingam, a former officer and consultant to the Company, pursuant to a consulting agreement, an aggregate of 850,000 shares of restricted common stock and an aggregate of 350,000 shares of common stock pursuant to exercise of options under the Company's 1999 Plan, in exchange for consulting services and cancellation of consulting fees, valued and recorded at a total of $269,186.

   The Company issued R. Uma Umarani, a former officer and consultant to the Company, pursuant to a consulting agreement, an aggregate of 372,000 shares of restricted common stock and 250,000 shares of common stock pursuant to exercise of an option under the Company's 1999 Plan, in exchange for consulting services and cancellation of consulting fees, valued and recorded at a total of $88,491.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

    3(i)   Certificate of Amendment dated June 21, 2000 to the
           Restated Certificate of Incorporation of the Company.

    3(ii)  By-laws, currently in effect.

   10(i)   2000 Stock Purchase and Option Plan, effective July 1, 2000.



REPORTS ON FORM 8-K

   The Company filed a Form 8-K on February 7, 2001 regarding the settlement of previously reported outstanding litigation on terms mutually satisfactory to Urecoats Industries Inc. and the Smith & Wesson Corp.

                                  SIGNATURES
                                  ----------

   In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URECOATS INDUSTRIES INC.
     (Registrant)


By:    /s/ Richard J. Kurtz                  By:    /s/ Timothy M. Kardok
       ------------------------                     ------------------------
Name:  Richard J. Kurtz                      Name:  Timothy M. Kardok
Title: Chief Executive Officer               Title: Treasurer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By:    /s/ Richard J. Kurtz                  Date:  March 29, 2001
       --------------------------                   --------------
Name:  Richard J. Kurtz
Title: Chairman of the Board

By:    /s/ David M. Goldblatt                Date:  March 29, 2001
       --------------------------                   --------------
Name:  David M. Goldblatt
Title: Director

By:    /s/ Arthur J. Gregg                   Date:  March 29, 2001
       --------------------------                   --------------
Name:  Arthur J. Gregg
Title: Director

By:    /s/ Larry T. Clemons                  Date:  March 29, 2001
       --------------------------                   --------------
Name:  Larry T. Clemons
Title: Director

By:    /s/ Gary M. Zeller                    Date:  March 29, 2001
       --------------------------                   --------------
Name:  Gary M. Zeller
Title: Director

By:    /s/ Timothy M. Kardok                 Date:  March 29, 2001
       --------------------------                   --------------
Name:  Timothy M. Kardok
Title: Director

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO. EXHIBIT DESCRIPTION
----------- ----------------------------------------------------------------

    3(i)    Certificate of Amendment dated June 21, 2000 to the
            Restated Certificate of Incorporation of the Company.

    3(ii)   By-laws, currently in effect.

   10(i)    2000 Stock Purchase and Option Plan, effective July 1, 2000.