Form 10-Q
period 2001-03-31
URECOATS INDUSTRIES INC
filed 2001-05-15
CIK 875296

-----------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from ______ to ______.


                         Commission File No.: 0-20101
                                              -------

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


                                (954)977-5428
              --------------------------------------------------
              Registrant's telephone number, including area code


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 15, 2001, the registrant had 108,120,984 shares of common stock, par value $.01 outstanding.



-----------------------------------------------------------------------------





                            URECOATS INDUSTRIES INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001
                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------------------------------

   ITEM 1.   FINANCIAL STATEMENTS..........................................   3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................  11

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  14


PART II.   OTHER INFORMATION
----------------------------

   ITEM 1.   LEGAL PROCEEDINGS.............................................  15

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  15

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................  15

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  16

   ITEM 5.   OTHER INFORMATION.............................................  16

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................  16


SIGNATURES.................................................................  17


EXHIBIT INDEX..............................................................  18

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES




                                                                   PAGE
                                                                   ----
CONSOLIDATED BALANCE SHEET..................................         4

CONSOLIDATED STATEMENTS OF OPERATIONS.......................         6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................         7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................         9




   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                      MARCH 31     DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
CURRENT ASSETS:
     Cash                                          $     38,778   $     16,998
     Accounts and Loans Receivable                      105,606         22,312
     Inventory                                           21,047            ---
     Prepaid Expenses                                    48,867         82,503
                                                   -------------  -------------
          TOTAL CURRENT ASSETS                          214,298        121,813
                                                   -------------  -------------

PROPERTY AND EQUIPMENT, NET                           1,241,206        951,452
                                                   -------------  -------------
OTHER ASSETS:
     Intangibles, Net                                 1,100,343      1,051,564
     Deposits                                            27,437         24,476
                                                   -------------  -------------
          TOTAL OTHER ASSETS                          1,127,780      1,076,040
                                                   -------------  -------------
               TOTAL ASSETS                        $  2,583,284   $  2,149,305
                                                   =============  =============






















            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

                                                      MARCH 31     DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
CURRENT LIABILITIES:
   Current Maturities of Long Term Debt            $    187,118   $    130,334
   Accounts Payable and Accrued Expenses                814,666        589,999
   Loans Payable                                          5,880          5,880
                                                   -------------  -------------
        TOTAL CURRENT LIABILITIES                     1,007,664        726,213
                                                   -------------  -------------
LONG-TERM DEBT                                          261,898        131,920

CAPITALIZED LEASE, LONG TERM                              4,345          5,454

DUE TO RELATED PARTIES                                      ---      2,507,000

DEFERRED INCOME                                          50,000         50,000
                                                   -------------  -------------
        TOTAL LIABILITIES                             1,323,907      3,420,587
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES                           672,439        670,939
                                                   -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $1.00 Par Value, 2,000,000
     Shares Authorized, of which Series A
     Convertible, 750,000 Shares Authorized;
     Issued & Outstanding, 62,500 Shares
     Unconverted (Less Offering Costs of $7,465)         55,035         55,035
   Common Stock $.01 Par Value, 140,000,000
     shares Authorized; 108,104,734 Shares Issued
     and Outstanding                                  1,081,047        993,420
   Additional Paid-In-Capital                        25,547,471     21,776,138
   Accumulated (Deficit)-Continuing Operations      (12,479,806)   (10,996,326)
   Accumulated (Deficit)-Discontinued Operations    (13,616,809)   (13,770,488)
                                                   -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            586,938     (1,942,221)
                                                   -------------  -------------
             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                              $  2,583,284   $  2,149,305
                                                   =============  =============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   ----------------------------
                                                        2001           2000
                                                   ----------------------------

REVENUES                                           $    245,466   $        -0-
                                                   -------------  -------------
COSTS AND EXPENSES:
  Cost of Sales                                         338,579            ---
  Selling, General and Administrative                 1,095,940        414,200
  Professional Fees                                      73,094         33,431
  Depreciation and Amortization                          91,067         53,868
  Research and Development                               42,956        198,862
  Consulting Fees                                        87,310        798,881
                                                   -------------  -------------
    TOTAL COSTS AND EXPENSES                          1,728,946      1,499,242
                                                   -------------  -------------
NET (LOSS) FROM CONTINUING OPERATIONS                (1,483,480)    (1,499,242)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              153,679         (3,617)
                                                   -------------  -------------
NET (LOSS)                                         $ (1,329,801)  $ (1,502,859)
                                                   =============  =============

NET (LOSS) INCOME PER COMMON SHARE
  Basic
    Continuing Operations                          $      (.014)         (.016)
    Discontinued Operations                                .001          (.000)
                                                   -------------  -------------
      TOTAL                                        $      (.013)  $      (.016)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 103,723,352     94,750,844
                                                   -------------  -------------

NET (LOSS) INCOME PER COMMON SHARE
  Dilutive
    Continuing Operations                          $      (.014)         (.015)
    Discontinued Operations                                .001          (.000)
                                                   -------------  -------------
      TOTAL                                        $      (.013)  $      (.015)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 106,867,094     97,074,844
                                                   -------------  -------------





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)
    Continuing Operations                          $ (1,483,480)  $ (1,499,242)
    Discontinued Operations                             153,679         (3,616)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
  (REQUIRED) BY OPERATING ACTIVITIES:
      Depreciation and Amortization
        Continuing Operations                            91,033         53,868
        Discontinued Operations                              34             34

NON-CASH CONTINUING OPERATIONS                          274,263        913,549

  Changes in Assets and Liabilities:
    Prepaid Expenses                                     33,636         (5,288)
    Accounts and Loans Receivable                       (83,294)       (17,254)
    Inventory                                           (21,047)           ---
    Deposits                                             (2,961)       (40,635)
    Accounts Payable and Accrued Expenses               163,134         12,767
    Commitments and Contingencies                         1,500          1,959
                                                   -------------  -------------
      NET CASH (REQUIRED) BY OPERATING ACTIVITIES      (873,503)      (583,858)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Acquisition) of Property and Equipment
    Continuing Operations                              (380,375)      (324,860)
  (Acquisition) of Intangibles
    Continuing Operations                               (19,225)       (11,489)
                                                   -------------  -------------
      NET CASH (REQUIRED) BY INVESTING ACTIVITIES      (399,600)      (336,349)
                                                   -------------  -------------













            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                  3,230         21,250
  Proceeds from Issuance of Notes                       279,562        199,338
  (Payment) of Notes                                    (93,909)           ---
  Proceeds of Loans from Related Parties              1,106,000        735,000
                                                   -------------  -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         1,294,883        955,588
                                                   -------------  -------------
       Net (Decrease)Increase in Cash
         Continuing Operations                           21,804         35,429
         Discontinued Operations                            (24)           (48)
                                                   -------------  -------------
         Net (Decrease)Increase in Cash                  21,780         35,381

CASH AT BEGINNING OF QUARTER                             16,998         15,026
                                                   -------------  -------------
CASH AT END OF QUARTER                             $     38,778   $     50,407
                                                   =============  =============

Supplemental Disclosure of Cash Flow Information:
    Non-Cash Financing Activities:
      Board of Director Fees                       $     29,475   $     67,852
      Interest                                           64,899            ---
      Settlement of Litigation                          106,800            ---
      Consultant Fees                                    39,635        718,437
      Employee Compensation                              33,454        127,260
                                                  --------------  -------------
            Total Non-Cash Operations             $     274,263   $    913,549

      Repayment of Debts                              3,551,467        132,000
      Acquisition                                        30,000            ---
                                                  --------------  -------------
                                                  $   3,855,730   $  1,045,549
                                                  ==============  =============
NOTE
----
(1) Items described herein as "Continuing Operations" for the March 31, 2000 period were previously reported as "Development-Stage Operations".

(2) The consolidated cash flows for the three months ended March 31, 2000 have been restated to conform with the March 31, 2001 presentation.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature.

NOTE B - SEGMENT INFORMATION - CONTINUING OPERATIONS
----------------------------------------------------

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                              ----------------------------
                                                   2001           2000(1)
                                              ----------------------------
     SEGMENT REVENUES
     ----------------
       ADHESIVES, SEALANTS AND COATINGS       $     49,286   $        -0-
       ROOFING AND WATERPROOFING(2)                245,466            ---
                                              -------------  -------------
         TOTAL SEGMENT REVENUES                    294,752            -0-

     ELIMINATION OF INTERSEGMENT TRANSFERS         (49,286)           -0-
                                              -------------  -------------
     REVENUES                                 $    245,466   $        -0-
                                              =============  =============

     AFTER-TAX OPERATING INCOME (LOSS)
     ---------------------------------
       ADHESIVES, SEALANTS AND COATINGS       $   (411,813)  $   (713,059)
       ROOFING AND WATERPROOFING                  (344,788)           ---
                                              -------------  -------------
         TOTAL SEGMENT ATOI                       (756,601)  $   (713,059)

     INTEREST AND EXCHANGE GAINS AND (LOSSES)      (73,043)       (17,645)
     CORPORATE EXPENSES                           (653,836)      (768,538)
                                              -------------  -------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS $ (1,483,480)  $ (1,499,242)
                                              =============  =============

     COMMENTS TO NOTE B
     ------------------
     (1) Items described herein as "Continuing Operations" for the March 31, 2000 period for the adhesives, sealants and coatings segment were previously reported as "Development-Stage Operations".

     (2) The Company began roofing and waterproofing operations on January 1, 2001.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE C - EARNINGS PER SHARE
---------------------------

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding of potentially dilutive common shares had been issued:

                               THREE MONTHS ENDED
                                    MARCH 31
                          ----------------------------
                              BASIC         DILUTED
                          -------------  -------------
                2001       103,723,352    106,867,094
                2000        94,750,844     97,074,844

NOTE D - INVENTORIES
--------------------
                                                 MARCH 31     DECEMBER 31
                                                   2001           2000
                                              -------------  -------------
      FINISHED PRODUCTS                       $      4,826   $        ---
      RAW MATERIALS AND SUPPLIES                    16,221            ---
                                              -------------  -------------
             TOTAL                            $     21,047   $        ---
                                              =============  =============
NOTE E - ACQUISITION
--------------------

During first quarter 2001, the Company completed purchase accounting for the Rainguard Roofing Corporation acquisition. In connection with the purchase of Rainguard Roofing, the Company effectively commenced its roofing and waterproofing segment operations.

NOTE F - SEGMENT INFORMATION
----------------------------

The Company's operations are grouped into two industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131.
The results of operations from the Company's three operating divisions that are reportable under SFAS No. 131 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, are more fully described below, with the exception of the roofing and waterproofing operations, which cannot be compared to any prior corresponding period due to operations beginning on January 1, 2001. Included in all divisions are Urecoats Technologies, Inc., Urecoats International, Inc., and Rainguard Roofing Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

     The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarters are based on our fiscal year and first quarter, which end on December 31 and March 31, respectively.

     The Company has exited its development-stage and commenced operations in both of its segments, effective January 1, 2001, as described hereinbelow. We have reclassified and attributed prior development-stage operations figures for the year 2000, to our adhesives, sealants and coatings segment, when applicable.

OVERVIEW

     As a result of the global recycling movement and legislation aimed at the extraction of raw materials from solid waste, management's view of the future growth of the adhesive, sealant and coating industry is that there will be an increasing market demand for quality and cost-effective products utilizing recycled components. We are committed to acquiring and developing secondary use products, to supply the emerging market demands for such products.

     We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application pursuant to a Purchase and Sale Agreement dated October 30, 1997, from Creative Chemical Company(3C), which form the foundation of our developing line of products that incorporate recycled materials in their composition. We refer to our products that are made from the formulas as rubber sealant membranes.

     We recently commenced manufacturing and distribution of our flagship URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) product and spray system for its application, for use in our roofing and waterproofing operations, and are using technologies acquired and developed during our initial research and development phase for sales and marketing purposes. We are currently expanding with application of our products in Florida and are preparing for national expansion. In addition, we are exploring additional applications for our formulas.

     Our primary purpose for entering the roofing and waterproofing business, through our Rainguard Roofing Corporation subsidiary, is to promote, test and perfect the URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM) (TM) product and spray application system, as well as future products acquired, developed and/or manufactured by us. We also apply conventional roofing products to generate revenues.

     We are exploring strategic relationships and acquisitions in order to accommodate our planned expansion of sales, marketing, manufacturing, and distribution operations with respect to both of segments of our business.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 2001

          REVENUES. The Company reported record first quarter revenues for the three months ended March 31, 2001. Revenues and other income (hereafter called revenues) for the first quarter of 2001 were $245,466. We cannot compare the current period to any corresponding prior period due to the revenue being the first recorded for these operations.

          TOTAL COSTS AND EXPENSES. Total costs and expenses increased from $1,499,242 for the first quarter of 2000 to $1,728,946 in the first quarter of 2001. The increase of $229,704 related to establishing operations in both of the Company's segments of business.

          COST OF SALES. The Company's cost of sales for the first quarter of 2001 was $338,579. These costs include direct labor, materials, and other job related costs. We cannot compare the costs of sales for the current period to any corresponding prior period due to these costs being the first recorded for non-development-stage operations.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of 2001 were $1,095,940 compared to $414,200 for the corresponding three months of 2000. The increase in selling, general and administrative expenses of $681,740 for the three months ended
March 31, 2001, compared to that same period in 2000, is primarily due to salaries, expenses and costs associated with the start-up of the roofing and waterproofing company and to initiate manufacturing of the URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) product.

          CONSULTING FEES. Consulting fees for the first quarter of 2001 were $87,310 as compared to $798,881 for the same period in 2000. The decrease was primarily due to the restructuring of contracts relating to consultants in the technological arm of the company.

          OTHER INCOME AND EXPENSES, NET. Interest expense was $73,043 for the first quarter of 2001 compared to $17,645 for the same period in 2000, an increase of $55,398. This increase was primarily due to higher weighted average borrowings for capital expenditures and working capital required to establish business operations in both of the Company's segments during the first quarter of 2001.

          INCOME TAX. The pre-tax loss for the first quarter of 2001 was $(1,329,801) as compared to $(1,502,859) in the same quarter of 2000, a decrease of $173,058.

ACQUISITION

     The operating results of Rainguard Roofing Corporation acquired, effective January 1, 2001, have been included in the accompanying condensed consolidated financial statements from its respective date of acquisition. This acquisition was accounted for under the purchase method of accounting.

     We acquired Rainguard Roofing Corporation, a Florida corporation organized on May 28, 1997, which had minimal assets and liabilities, because it maintained an active roofing contracting license since 1997, which was needed to enter into the roofing and waterproofing business.

ESTABLISHMENT OF NEW SUBSIDIARIES

     We established two new subsidiaries, in addition to acquiring Rainguard Roofing Corporation, during the first quarter of 2001 as part of our plan to enter the roofing and waterproofing markets. Urecoats Roofing Corporation, a Delaware corporation, was established on February 6, 2001, to be a holding company for our new roofing and waterproofing operations. Urecoats Roofing of Florida, Inc., a Florida corporation, was established, effective January 1, 2001, for the purpose of selling, marketing, and applying our products in Florida.

     After these subsidiaries were formed, however, we underwent a change in executive management, which eliminated the need for these additional subsidiaries. All roofing and waterproofing operations will be carried out solely through our Rainguard Roofing Corporation subsidiary. The only activity that took place with regard to these new subsidiaries related to organizational costs and they will either be dissolved or remain inactive subject to future use in keeping with our present plans, strategies and goals.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures during the first three months of fiscal 2001 totaled $399,600 compared to $336,349 in the corresponding period of the prior year. Additions to plant and equipment increased from $324,860 during the first three months of fiscal 2000 to $380,375 during the current period. There were expenditures for acquisitions of $30,000 during the current period compared to no expenditures during the first three months of fiscal 2000.

     Total liabilities decreased from $3,420,587 at December 31, 2000 to $1,323,907 at March 31, 2001, primarily due to the Chairman of the Board and CEO converting short-term loans payable, including interest, into equity described elsewhere in this report. The total amount converted was $3,616,617, of which $2,408,000 in principal and $37,467 in interest was outstanding at December 31, 2000. Total debt for the first quarter of 2001 and December 31, 2000, expressed as a percentage of the sum of total debt and shareholders' equity, was 77.3% and 190.4%, respectively. Total debt decreased from $4,091,526 at December 31, 2000 to $1,996,346 at March 31, 2001.

     Net loss for the first quarter of 2001 was $(1,329,801), a decrease of 11.5% from the net loss of $(1,502,589) for the first quarter of 2000. Diluted net loss per common share fell 13.3% to $(.013) for the first quarter of 2001 compared to $(.015) for the same period in 2000. The net loss per share calculation for the first quarter of 2001 includes an increase in actual and equivalent shares outstanding.

     We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. We anticipate further financing through short-term and long-term loans and/or the sale of additional restricted common stock to accredited sophisticated investors. The Chairman of the Board has confirmed a financial guarantee to provide up to $3,000,000 to us for operating expenses incurred or to be incurred during the year 2001.

SEGMENT INFORMATION

     Revenues for our adhesives, sealants and coatings operations were $49,286 during the first quarter of 2001 as a result of beginning operations and demand for the URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) product, through our roofing and waterproofing operations. We cannot compare the revenues in the current period to any corresponding prior period due to the revenues being the first recorded by us for these operations. We just came out of research and development with our flagship product on January 1, 2001. We did not have any operating profits during the first quarter of 2001.

     Revenues for our roofing and waterproofing operations were $245,466 during the first quarter of 2001 as a result of demand for the URECOATS 100(TM) RUBBER SEALANT MEMBRANE(RSM)(TM) and other conventional roofing products, in the South Florida local market. We cannot compare the revenues in the current period to any corresponding prior period due to the revenues being the first recorded by us for these operations. We began our roofing and waterproofing operations on January 1, 2001. We did not have any operating profits during the first quarter of 2001.

FORWARD-LOOKING STATEMENTS

     We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand for our goods and services; competitive factors in the industries in which we compete or intend to compete; raw materials availability and costs; success of implementing cost reduction programs; and timing, impact and other uncertainties of our future acquisition plans.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material.

                          PART II.   OTHER INFORMATION
                          ----------------------------

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

   None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarterly period ended March 31, 2001, we issued restricted common stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

     (1) We issued 50,000 shares of restricted common stock, pursuant to an acquisition agreement, effective January 1, 2001, in exchange for all of the issued and outstanding common stock of Rainguard Roofing Corporation, valued and recorded at $30,000.

     (2) We issued 50,000 shares of restricted common stock, as employee compensation, to a former officer of the Company, valued and recorded at $15,525.

     (3) We issued an aggregate of 22,500 shares of restricted common stock, as employee bonuses, valued and recorded at $7,128.75.

     (4) We issued 75,000 shares of restricted common stock, for board of director compensation, to a director of the Company, valued and recorded at $29,475.

     (5) We issued 200,000 shares of restricted common stock, pursuant to a legal settlement, valued and recorded at $106,800.

     (6) We issued an aggregate of 48,750 shares of restricted common stock, for consulting services rendered, to a director of the Company, valued and recorded at $17,160.

     (7) We issued 8,219,015 shares of restricted common stock, pursuant to the partial exercise of a restricted stock option, to the Chairman of the Board and CEO of the Company, in exchange for cancellation of $3,616,367 in short-term interest bearing loans he made to the Company up to and including March 31, 2001. We granted the 3-year restricted stock option on January 8, 2001, for the purchase of 12,000,000 shares of restricted common stock at $.44 per share, as consideration for his agreement to continue funding the working capital requirements of the Company up to $3,0000,000 and forbearing repayment of funds he advanced to the Company during the year 2000, through the 2001 calendar year.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

   None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

   None

ITEM 5.   OTHER INFORMATION
---------------------------

TIMOTHY M. KARDOK

     Urecoats Roofing Corporation and Timothy M. Kardok entered into an Employment Agreement beginning March 1, 2001 and ending February 28, 2003. Pursuant to this agreement, Mr. Kardok became President of Urecoats Roofing Corporation and was appointed to the Board of Directors of Urecoats Industries Inc. Mr. Kardok became President and Chief Operating Officer of Urecoats Industries Inc. on March 19, 2001. His Employment Agreement dated March 1, 2001 was terminated effective March 19, 2001 pursuant to the change in his capacities and he entered into a new Employment Agreement, effective March 19, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBITS

     10(i) Employment Agreement between Urecoats Roofing Corporation and Timothy M. Kardok dated March 1, 2001.

     10(ii) Termination Agreement between Urecoats Roofing Corporation and Timothy M. Kardok, effective as of March 19, 2001.

     10(iii) Employment Agreement between Urecoats Industries Inc. and
             Timothy M. Kardok, effective as of March 19, 2001.

     10(iv) Restricted Stock Option Agreement between the Company and Richard J. Kurtz dated January 8, 2001.

     99(i) Acquisition Agreement between Urecoats International, Inc., Rainguard Roofing Corporation, and Urecoats Industries Inc. entered into January 5, 2001, effective January 1, 2001.

REPORTS ON FORM 8-K

     The Company filed a Form 8-K on February 7, 2001 on the settlement of outstanding litigation between the Company and the Smith & Wesson Corp.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URECOATS INDUSTRIES INC.
                                                       (Registrant)


            May 15, 2001                         /s/ Timothy M. Kardok
            ------------                         ---------------------
                Date                             Timothy M. Kardok
                                                 President and COO

            May 15, 2001                         /s/ John G. Barbar
            ------------                         ---------------------
                Date                             John G. Barbar
                                                 Treasurer and CFO

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.	      EXHIBIT DESCRIPTION
-----------       ------------------------------------------------------------

   10(i) Employment Agreement between Urecoats Roofing Corporation and Timothy M. Kardok dated March 1, 2001.

   10(ii) Termination Agreement between Urecoats Roofing Corporation and Timothy M. Kardok, effective as of March 19, 2001.

   10(iii) Employment Agreement between Urecoats Industries Inc. and Timothy M. Kardok, effective as of March 19, 2001.

   10(iv) Restricted Stock Option Agreement between the Company and Richard J. Kurtz dated January 8, 2001.

   99(i) Acquisition Agreement between Urecoats International, Inc., Rainguard Roofing Corporation, and Urecoats Industries Inc. entered into January 5, 2001, effective January 1, 2001.