Form 10-Q
period 2001-06-30
URECOATS INDUSTRIES INC
filed 2001-08-14
CIK 875296

-----------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 1, 2001, the registrant had 111,759,105 shares of common stock, par value $.01 outstanding.



-----------------------------------------------------------------------------





                            URECOATS INDUSTRIES INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------------------------------

   ITEM 1.   FINANCIAL STATEMENTS..........................................  3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................... 13

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 19


PART II.   OTHER INFORMATION
----------------------------

   ITEM 1.   LEGAL PROCEEDINGS............................................. 19

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..................... 19

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................... 20

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 20

   ITEM 5.   OTHER INFORMATION............................................. 20

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................. 20


SIGNATURES................................................................. 21


EXHIBIT INDEX.............................................................. 22

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                 URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES




                                                                   PAGE
                                                                   ----
CONSOLIDATED BALANCE SHEETS.................................         4

CONSOLIDATED STATEMENTS OF OPERATIONS.......................         6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................         8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................        10




   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                      JUNE 30     DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash                                          $    127,409   $     16,998
     Accounts and Loans Receivable                      308,864         22,312
     Inventory                                           35,913            ---
     Prepaid Expenses                                    44,732         82,503
                                                   -------------  -------------
          TOTAL CURRENT ASSETS                          516,918        121,813
                                                   -------------  -------------

PROPERTY AND EQUIPMENT, NET                           1,330,282        951,452
                                                   -------------  -------------
OTHER ASSETS:
     Intangibles, Net                                 1,116,607      1,051,564
     Deposits                                            25,415         24,476
                                                   -------------  -------------
          TOTAL OTHER ASSETS                          1,142,022      1,076,040
                                                   -------------  -------------
               TOTAL ASSETS                        $  2,989,222   $  2,149,305
                                                   =============  =============






















            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                      JUNE 30      DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
                                                    (UNAUDITED)
CURRENT LIABILITIES:
   Current Maturities of Long Term Debt            $    213,063   $    130,334
   Accounts Payable and Accrued Expenses              1,149,204        589,999
   Loans Payable                                          5,880          5,880
                                                   -------------  -------------
        TOTAL CURRENT LIABILITIES                     1,368,147        726,213
                                                   -------------  -------------
LONG-TERM DEBT                                          257,740        131,920

CAPITALIZED LEASE, LONG TERM                              3,698          5,454

DUE TO RELATED PARTIES                                      ---      2,507,000

DEFERRED INCOME                                          50,000         50,000
                                                   -------------  -------------
        TOTAL LIABILITIES                             1,679,585      3,420,587
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES                           673,939        670,939
                                                   -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $1.00 Par Value, 2,000,000
     Shares Authorized, of which Series A
     Convertible, 750,000 Shares Authorized;
     Issued & Outstanding, 62,500 Shares
     Unconverted (Less Offering Costs of $7,465)         55,035         55,035
   Common Stock $.01 Par Value, 140,000,000
     shares Authorized; 111,759,105 Shares Issued
     and Outstanding                                  1,117,591        993,420
   Additional Paid-In-Capital                        27,104,616     21,776,138
   Accumulated (Deficit)-Continuing Operations      (14,023,031)   (10,996,326)
   Accumulated (Deficit)-Discontinued Operations    (13,618,513)   (13,770,488)
                                                   -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            635,698     (1,942,221)
                                                   -------------  -------------
             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                    $  2,989,222   $  2,149,305
                                                   =============  =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                        2001           2000
                                                   ----------------------------

REVENUES                                           $    488,364   $        -0-
                                                   -------------  -------------
COSTS AND EXPENSES:
  Cost of Sales                                         757,868            ---
  Selling, General and Administrative                   419,693        327,065
  Professional Fees                                      80,913         60,428
  Depreciation and Amortization                         103,631         67,893
  Research and Development                              645,054        237,944
  Consulting Fees                                        24,430        127,644
                                                   -------------  -------------
    TOTAL COSTS AND EXPENSES                          2,031,589        819,974
                                                   -------------  -------------
NET (LOSS) FROM CONTINUING OPERATIONS                (1,543,225)      (819,974)

(LOSS) FROM DISCONTINUED OPERATIONS                      (1,704)          (384)
                                                   -------------  -------------
NET (LOSS)                                         $ (1,544,929)  $   (820,358)
                                                   =============  =============

NET (LOSS) PER COMMON SHARE
  Basic
    Continuing Operations                          $     (0.014)  $     (0.009)
    Discontinued Operations                              (0.000)        (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.014)  $     (0.009)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 109,931,920     94,754,469
                                                   -------------  -------------

NET (LOSS) INCOME PER COMMON SHARE
  Diluted
    Continuing Operations                          $     (0.014)  $     (0.008)
    Discontinued Operations                              (0.000)        (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.014)  $     (0.008)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 113,335,428     99,191,969
                                                   -------------  -------------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                        2001           2000
                                                   ----------------------------

REVENUES                                           $    733,830   $        -0-
                                                   -------------  -------------
COSTS AND EXPENSES:
  Cost of Sales                                       1,096,447            ---
  Selling, General and Administrative                 1,515,633        741,265
  Professional Fees                                     154,007         93,859
  Depreciation and Amortization                         194,698        121,761
  Research and Development                              688,010        436,806
  Consulting Fees                                       111,740        925,525
                                                   -------------  -------------
    TOTAL COSTS AND EXPENSES                          3,760,535      2,319,216
                                                   -------------  -------------
NET (LOSS) FROM CONTINUING OPERATIONS                (3,026,705)    (2,319,216)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              151,975         (4,001)
                                                   -------------  -------------
NET (LOSS)                                         $ (2,874,730)  $ (2,323,217)
                                                   =============  =============

NET INCOME (LOSS) PER COMMON SHARE
  Basic
    Continuing Operations                          $     (0.029)        (0.025)
    Discontinued Operations                               0.002         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.027)  $     (0.025)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 105,550,537     94,751,844
                                                   -------------  -------------

NET INCOME (LOSS) PER COMMON SHARE
  Diluted
    Continuing Operations                          $     (0.028)        (0.024)
    Discontinued Operations                               0.001         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.027)  $     (0.024)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 107,058,303     97,104,344
                                                   -------------  -------------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)
    Continuing Operations                          $ (3,026,705)  $ (2,319,216)
    Discontinued Operations                             151,975         (4,001)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
  (REQUIRED) BY OPERATING ACTIVITIES:
      Depreciation and Amortization
        Continuing Operations                           194,630        121,677
        Discontinued Operations                              68             84

NON-CASH CONTINUING OPERATIONS                          427,952        981,049

  Changes in Assets and Liabilities:
    Prepaid Expenses                                     37,771         (7,169)
    Accounts and Loans Receivable                      (286,552)        (6,689)
    Inventory                                           (35,913)           ---
    Deposits                                               (939)       (46,635)
    Accounts Payable and Accrued Expenses               497,672         60,793
    Commitments and Contingencies                         3,000         (1,792)
                                                   -------------  -------------
      NET CASH (REQUIRED) BY OPERATING ACTIVITIES    (2,037,041)    (1,221,899)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Acquisition) of Property and Equipment
    Continuing Operations                              (603,390)      (533,705)
   Disposition of Property and Equipment
    Continuing Operations                                30,730            ---
  (Acquisition) of Intangibles
    Continuing Operations                               (35,911)       (12,200)
                                                   -------------  -------------
      NET CASH (REQUIRED) BY INVESTING ACTIVITIES      (608,571)      (545,905)
                                                   -------------  -------------










            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
                                                            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                  3,230         22,444
  Proceeds from Issuance of Notes                       328,549        264,492
  (Payment) of Notes                                   (121,756)       (39,265)
  Proceeds of Loans from Related Parties              2,546,000      1,540,000
                                                   -------------  -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         2,756,023      1,787,671
                                                   -------------  -------------
       Net Increase (Decrease) in Cash
         Continuing Operations                          110,455         19,966
         Discontinued Operations                            (44)           (99)
                                                   -------------  -------------
         Net Increase in Cash                           110,411         19,867

CASH AT BEGINNING OF PERIOD                              16,998         15,026
                                                   -------------  -------------
CASH AT END OF PERIOD                              $    127,409   $     34,893
                                                   =============  =============

Supplemental Disclosure of Cash Flow Information:
    Non-Cash Operating Activities:
      Board of Director Fees                       $     29,475   $     67,852
      Interest                                           80,839            ---
      Settlement of Litigation                          106,800            ---
      Consultant Fees                                    56,442        785,937
      Employee Compensation                             113,371        127,360
      Legal Fees                                         41,025            ---
                                                  --------------  -------------
            Total Non-Cash Operating Activities   $     427,952   $    981,049

    Non-Cash Financing Activities:
      Repayment of Debts                              4,991,467        145,506
      Acquisition                                        30,000            ---
                                                  --------------  -------------
            Total Non-Cash Financing Activities   $   5,449,419   $  1,126,555
                                                  ==============  =============
NOTE
----
(1) Items described herein as "Continuing Operations" for the June 30, 2000 period were previously reported as "Development-Stage Operations".

(2) The consolidated cash flows for the six months ended June 30, 2000 have been restated to conform with the June 30, 2001 presentation.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 9


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


NOTE B - SEGMENT INFORMATION - CONTINUING OPERATIONS
----------------------------------------------------


                                                    THREE MONTHS ENDED
                                                         JUNE 30
                                              ----------------------------
                                                   2001           2000(1)
                                              ----------------------------
     SEGMENT REVENUES
     ----------------
       ADHESIVES, SEALANTS AND COATINGS       $     34,718   $        -0-
       ROOFING AND WATERPROOFING(2)                488,364            ---
                                              -------------  -------------
         TOTAL SEGMENT REVENUES                    523,082            -0-

     ELIMINATION OF INTERSEGMENT TRANSFERS         (34,718)           -0-
                                              -------------  -------------
     REVENUES                                 $    488,364   $        -0-
                                              =============  =============

     AFTER-TAX OPERATING (LOSS)
     --------------------------
       ADHESIVES, SEALANTS AND COATINGS       $   (474,808)  $   (362,764)
       ROOFING AND WATERPROOFING                  (443,273)           ---
                                              -------------  -------------
         TOTAL SEGMENT ATOI                       (918,081)  $   (362,764)

     INTEREST AND EXCHANGE (LOSSES)                (32,193)       (35,596)
     CORPORATE EXPENSES                           (592,951)      (421,614)
                                              -------------  -------------
     (LOSS) FROM CONTINUING OPERATIONS        $ (1,543,225)  $   (819,974)
                                              =============  =============

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE B - SEGMENT INFORMATION - CONTINUING OPERATIONS - CONTINUED
----------------------------------------------------------------


                                                    SIX MONTHS ENDED
                                                         JUNE 30
                                              ----------------------------
                                                   2001           2000(1)
                                              ----------------------------
     SEGMENT REVENUES
     ----------------
       ADHESIVES, SEALANTS AND COATINGS       $     84,004   $        -0-
       ROOFING AND WATERPROOFING(2)                733,830            ---
                                              -------------  -------------
         TOTAL SEGMENT REVENUES                    817,834            -0-

     ELIMINATION OF INTERSEGMENT TRANSFERS         (84,004)           -0-
                                              -------------  -------------
     REVENUES                                 $    733,830   $        -0-
                                              =============  =============

     AFTER-TAX OPERATING (LOSS)
     --------------------------
       ADHESIVES, SEALANTS AND COATINGS       $   (886,621)  $ (1,075,823)
       ROOFING AND WATERPROOFING                  (788,061)           ---
                                              -------------  -------------
         TOTAL SEGMENT ATOI                     (1,674,682)  $ (1,075,823)

     INTEREST AND EXCHANGE (LOSSES)               (105,236)       (53,241)
     CORPORATE EXPENSES                         (1,246,787)    (1,190,152)
                                              -------------  -------------
     (LOSS) FROM CONTINUING OPERATIONS        $ (3,026,705)  $ (2,319,216)
                                              =============  =============


     COMMENTS TO NOTE B
     ------------------

     (1) Items described herein as "Continuing Operations" for the three and six month periods ended June 30, 2000 for the adhesives, sealants and coatings segment were previously reported as "Development-Stage Operations".

     (2) The Company began roofing and waterproofing operations in the first quarter of 2001.

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

                   THREE MONTHS ENDED              SIX MONTHS ENDED
                        JUNE 30                         JUNE 30
              ----------------------------   ----------------------------
                  BASIC         DILUTED          BASIC         DILUTED
              -------------  -------------   -------------  -------------
    2001       109,931,920    113,335,428     105,550,537    107,058,303
    2000        94,754,469     99,191,969      94,751,844     97,104,344

NOTE D - INVENTORIES
--------------------
                                                 JUNE 30      DECEMBER 31
                                                   2001           2000
                                              -------------  -------------
      FINISHED PRODUCTS                       $     21,264   $        ---
      RAW MATERIALS AND SUPPLIES                    14,649            ---
                                              -------------  -------------
             TOTAL                            $     35,913   $        ---
                                              =============  =============


NOTE E - SEGMENT INFORMATION
----------------------------

The Company's operations are grouped into two industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS No. 131 for the three and six month periods ended June 30, 2001, as compared to the three and six month periods ended June 30, 2000, are more fully described below, with the exception of the roofing and waterproofing operations, which cannot be compared to any prior corresponding period due to operations beginning in the first quarter of 2001. Included in all divisions are Urecoats Technologies, Inc., Urecoats International, Inc., Urecoats Manufacturing, Inc., Urecoats Distribution, Inc., and Rainguard Roofing Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

     The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarter are based on our fiscal year and second quarter, which end on December 31 and June 30, respectively.

     The Company exited its development-stage and began operations on January 1, 2001, in two business segments: 1) adhesives, sealants and coatings, and
2) roofing and waterproofing, as described hereinbelow. We reclassified and attributed prior development-stage operational figures for the year 2000, to our adhesives, sealants and coatings segment, when and where applicable.

OVERVIEW

     As a result of the global recycling movement and legislation aimed at the extraction of raw materials from solid waste, management's view of the future growth of the adhesive, sealant and coating industry is that there will be an increasing market demand for quality and cost-effective products utilizing recycled materials. We are committed to acquiring and developing products, to supply the emerging market demands for such products.

     We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application pursuant to a Purchase and Sale Agreement dated October 30, 1997, from Creative Chemical Company(3C). These technologies form the foundation of our developing line of products that incorporate recycled materials in their composition. We refer to products made from these formulas as Rubber Sealant Membranes(RSM)
(TM). The formula of our flagship Rubber Sealant Membrane(RSM) product, UrecoatsRSM-100(TM), was the subject of a utility patent application filed with the United States Patent and Trademark Office ("USPTO") on August 19, 1998 and the patent was granted on August 7, 2001, patent number 6,271,035. We have also filed patent applications for protection of our UrecoatsRSM-100
(TM) in Austria, Belgium, Cypres, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxemburg, Monaco, Netherlands, Portugal, Spain, Sweden, United Kingdom, Canada, Brazil, and Mexico.

     We began marketing, manufacturing and distributing UrecoatsRSM-100(TM) and its application system, for and through our wholly-owned subsidiary, Rainguard Roofing Corporation ("Rainguard"), for local applications in South Florida, at the beginning of this year. Our primary purpose for entering the roofing and waterproofing business ourselves instead of approaching roofing and general contractors directly first, through Rainguard, was to control the promotion, testing and application of the UrecoatsRSM-100(TM) product and application system, and other products acquired and/or developed by us.

     With help from outside consultants, engineers and the experience gained from applying the UrecoatsRSM-100(TM) product through Rainguard, we developed an enhanced and simplified system, which we named BlueMAX(TM).

     Independent tests on our UrecoatsRSM-100(TM) product's formula have confirmed that our formula can be used for different types of applications. However, we chose to concentrate our tests over the past three years primarily on roofing and waterproofing applications. Based on these test results, actual application experiences through Rainguard, and the potential in the $29 billion roofing industry, we decided to target the commercial roofing industry first with our UrecoatsRSM-100(TM) product.

     As part of our regional expansion plans, we introduced our UrecoatsRSM-100(TM) product and BlueMAX(TM) application system at the Florida Roofers and Sheet Metal Association's Convention in June 2001, to Roofing Contractors in the Southeastern United States. We retained an independent sales representative firm, Technical Support and Sales, Inc. ("TSS"), through our newly formed subsidiary, Urecoats Distribution, Inc., to develop a sales and marketing program for the Southeastern United States, generally targeting:
a) Building Owners; b) Architects; c) Engineers; d) Specifiers; and
e) Contractors. Presently, TSS is working with us to establish and implement a certified training program to certify roofing contractors in the use and application of our UrecoatsRSM-100(TM) product using our BlueMAX(TM) application system, and will be responsible for introducing contractors who will be trained through our certified training program. We are also preparing for national and international expansion. We will be participating in the National Roofing Contractors Association's convention in February 2002, in San Antonio, Texas, which will constitute our national introduction.

     We are in discussions with interested international groups in Mexico and India, and negotiations with a party in Russia, for international expansion, through our Urecoats International, Inc. subsidiary.

     We are continuing research and development on new products (i.e. an expansion joint compound, URX-300, is presently being tested through Rainguard and independent testing labs, for application on bridges and roads), and exploring and testing additional applications for our Rubber Sealant Membrane(RSM)(TM) formula, for concrete and steel applications, through our Urecoats Technologies, Inc. subsidiary.

     We recently solidified mass production strategic relationships, through our newly formed subsidiary, Urecoats Manufacturing, Inc., for manufacturing the components of our UrecoatsRSM-100(TM) product, and BlueMAX(TM) application system, by established and reputable suppliers. We believe we will be able to handle all expected demand for our UrecoatsRSM-100(TM) product and BlueMAX(TM) application system, on a continuous basis in the United States from these sources. As of the date of filing this report, we have ordered 10 BlueMAX(TM) application systems. Initial BlueMAX(TM) shipments will begin in the fourth quarter of this year.

     We signed a letter of intent on May 18, 2001 to acquire Infiniti Paint Company Inc., a local adhesives, sealants, coatings, paints, and foam distributor, to establish a distribution channel for our UrecoatsRSM-100(TM) product and BlueMAX(TM) application system servicing roofing and general contractors. This acquisition is synergistic on three levels. First, Infiniti already distributes products to the roofing and general contracting trades, and specifically foam components and related foam application equipment. Our UrecoatsRSM-100(TM) product and BlueMAX(TM) application system distribution requirements are similar to those required for foam products. Second, Infiniti markets and sells other products. After closing, we will be generating revenues from the sale of Infiniti's products. Infiniti currently owns rights to a multitude of products. Third, we can capitalize on profitability from both the manufacturing and distribution of our products.
We plan to use the Infiniti distributor model as a footprint, coupled with a plan to expand distribution using an affiliated network concept, for regional, national and international distribution of our products.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 2001

          REVENUES. The Company reported record revenues for the three months ended June 30, 2001. Revenues and other income (hereafter called revenues) for the second quarter of 2001 were $488,364. We cannot compare the current period to the corresponding prior period due to no revenue being generated in the prior corresponding period.

          TOTAL COSTS AND EXPENSES. Total costs and expenses increased from $819,974 for the second quarter of 2000 to $2,031,589 in the second quarter of 2001. The increase of $1,211,615 related to continuing efforts to establish operations in both of the Company's segments of business.

          COST OF SALES. The Company's cost of sales for the second quarter of 2001 was $757,868. These costs included direct labor, materials, and other job related costs; and reflects costs of field testing the UrecoatsRSM-100(TM) product in the South Florida local market. We cannot compare the costs of sales for the current period to any corresponding prior period due to no costs of sales being incurred for non-development-stage operations in the prior corresponding period.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of 2001 were $419,693 compared to $327,065 for the corresponding six months of 2000. The increase in selling, general and administrative expenses of $92,628 for the three months ended
June 30, 2001, compared to that same period in 2000, is primarily due to salaries, expenses and costs associated with continuing start-up efforts in the roofing and waterproofing company and to develop and implement product literature pieces, inclusive of a new web site (www.urecoats.com), and introduction of the UrecoatsRSM-100(TM) product and BlueMAX(TM) multi-use application system at the Florida Roofing and Sheet Metal Association Convention, in Orlando, Florida.

          CONSULTING FEES. Consulting fees for the second quarter of 2001 were $24,430 as compared to $127,644 for the same period in 2000. The decrease was primarily due to the restructuring of contracts relating to consultants in the technological arm of the company.

          RESEARCH AND DEVELOPMENT. Research and development increased from $237,944 for the second quarter of 2000 to $645,954 for the same period in 2000. The increase of $407,110 reflects the development of the BlueMAX(TM) multi-use application system and research and testing on additional products.

          OTHER INCOME AND EXPENSES, NET. Interest expense was $32,913 for the second quarter of 2001 compared to $35,596 for the same period in 2000, a decrease of $3,403. This decrease was primarily due to lower weighted average borrowings for capital expenditures and working capital required for business operations in both of the Company's segments during the second quarter of 2001.

          INCOME TAX. The pre-tax loss for the second quarter of 2001 was $(1,544,929) as compared to $(820,358) in the same quarter of 2000, an increase of $724,571.

     SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 2001

          REVENUES. The Company reported record revenues for the six months ended June 30, 2001. Revenues and other income (hereafter called revenues) for the six month period were $733,830. We cannot compare the current period to the corresponding prior period due to no revenue being generated in the prior corresponding period.

          TOTAL COSTS AND EXPENSES. Total costs and expenses increased from $2,319,216 for six months ended June 30, 2000 to $3,760,535 for the six month ended June 30, 2001. The increase of $1,441,319 related to continuing efforts to establish operations in both of the Company's segments of business.

          COST OF SALES. The Company's cost of sales for the six months ended June 30, 2001 was $1,096,447. These costs included direct labor, materials, and other job related costs; and reflects costs of field testing the UrecoatsRSM-100(TM) product in the South Florida local market. We cannot compare the costs of sales for the current period to any corresponding prior period due to no costs of sales being incurred for non-development-stage operations in the prior corresponding period.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2001 were $1,515,633 compared to $741,265 for the corresponding six months of 2000. The increase in selling, general and administrative expenses of $774,368 for the six months ended June 30, 2001, compared to that same period in 2000, is primarily due to salaries, expenses and costs associated with continuing start-up efforts in the roofing and waterproofing company, to establish manufacturing of the UrecoatsRSM-100(TM) product and BLUEMAX(TM) application system, to produce marketing programs and materials in preparation for the FRSA Convention and to introduce the products and materials to the Southeastern United States Roofing Contractors market.

          CONSULTING FEES. Consulting fees for the Six months ended June 30, 2001 were $111,740 as compared to $925,525 for the same period in 2000. The decrease was primarily due to the restructuring of contracts relating to consultants in the technological arm of the company.

          RESEARCH AND DEVELOPMENT. The Company's research and development for the six months ended June 30, 2001 was $688,010 as compared to $436,806 for the same period in 2000. The increase of $251,204 reflects the emphasis to develop the BlueMAX(TM) multi-use application system, in addition to testing and development of additional products.

          OTHER INCOME AND EXPENSES, NET. Interest expense was $105,236 for the six months ended June 30, 2001 compared to $53,241 for the same period in 2000, an increase of $51,995. This increase was primarily due to higher weighted average borrowings for capital expenditures and working capital required for business operations in both of the Company's segments during the six months ended June 30, 2001.

          INCOME TAX. The pre-tax loss for the six months ended June 30, 2001 was $(2,874,730) as compared to $(2,323,217) for the same period of 2000, an increase of $551,513.

ESTABLISHMENT OF NEW SUBSIDIARIES

     We established two new subsidiaries during the second quarter of 2001 as part of our plan to expand our adhesives, sealants and coatings business segment. Urecoats Manufacturing, Inc., a Florida corporation, organized on June 20, 2001, was formed for the purpose of handling manufacturing related operations. Urecoats Distribution, Inc., a Florida corporation, organized on June 20, 2001, was formed for the purpose of handling distribution related operations.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures during the three month period ended June 30, 2001 totaled $239,701 compared to $209,556 in the corresponding period of the prior year. Additions to plant and equipment decreased from $223,015 during the three month period ended June 30, 2000 to $208,845 during the current period.

     Total liabilities decreased from $3,420,587 at December 31, 2000 to $1,679,585 at June 30, 2001, primarily due to the Chairman of the Board and CEO converting short-term loans payable, including interest, into equity described elsewhere in this report. The total amount converted for the six month period ended June 30, 2001 was $4,991,467, of which $2,408,000 in principal and $37,467 in interest was outstanding at December 31, 2000. Total debt as of June 30, 2001 and December 31, 2000, expressed as a percentage of the sum of total debt and shareholders' equity, was 78.7% and 190.4%, respectively. Total debt decreased from $4,091,526 at December 31, 2000 to $2,353,524 at June 30, 2001.

     Net loss for the second quarter of 2001 was $(1,544,929), an increase of 88.3% from the net loss of $(820,358) for the second quarter of 2000. Diluted net loss per common share rose 75% to $(0.014) for the second quarter of 2001 compared to $(0.008) for the same period in 2000. The net loss per share calculation for the second quarter of 2001 includes an increase in actual and equivalent shares outstanding.

     We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. We anticipate further financing through short-term and long-term loans and/or the sale of additional restricted common stock to accredited sophisticated investors.

SEGMENT INFORMATION

     Revenues for our adhesives, sealants and coatings operations were $34,718 during the second quarter of 2001 as a result of continuing operations and demand for the UrecoatsRSM-100(TM) product, through our roofing and waterproofing operations. We cannot compare the revenues in the current period to the corresponding prior period due to no revenues being generated in the corresponding prior period. We just came out of research and development with our flagship UrecoatsRSM-100(TM) product in the first quarter of this year. We did not have operating profits during the second quarter of 2001.

     Revenues for our roofing and waterproofing operations were $488,364 during the second quarter of 2001 as a result of demand for the Urecoats RSM-100(TM) product and other conventional roofing products, in the South Florida local market. We cannot compare the revenues in the current period to any corresponding prior period due to no revenues being generated in the corresponding prior period for these operations. We began our roofing and waterproofing operations in the first quarter of this year. We did not have operating profits during the second quarter of 2001.

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

                          PART II.   OTHER INFORMATION
                          ----------------------------

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

   None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarterly period ended June 30, 2001, we issued restricted common stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

     (1) We issued 20,000 shares of restricted common stock, as an employee bonus, valued and recorded at $8,445.

     (2) We issued 166,667 shares of restricted common stock, as other compensation, to an officer of the Company, pursuant to an employment agreement, valued and recorded at $67,250.13.

     (3) We issued 10,000 shares of restricted common stock, as other compensation, to an officer of the Company, pursuant to an employment arrangement described elsewhere in this report, valued and recorded at $4,222.50.

     (4) We issued 100,000 shares of restricted common stock, for legal services, valued and recorded at $41,025.

     (5) We issued 3,308,954 shares of restricted common stock, pursuant to the partial exercise of a restricted stock option, to the Chairman of the Board and CEO of the Company, in exchange for cancellation of $1,455,939.76 in short-term loans bearing interest at 9% per annum, which he made to the Company during the second quarter of this year. We granted the 3-year restricted stock option on January 8, 2001, for the purchase of 12,000,000 shares of restricted common stock at $.44 per share, as consideration for his agreement to continue funding the working capital requirements of the Company up to $3,0000,000 and forbearing repayment of funds he advanced to the Company during the year 2000, through the 2001 calendar year. As of June 30, 2001, there remains outstanding 472,031 unexercised restricted stock options.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

   None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

   None


ITEM 5.   OTHER INFORMATION
---------------------------

   None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBITS

     10.1  Executive Compensation Description - John G. Barbar

     10.2  Executive Compensation Description - Shirad Ali


REPORTS ON FORM 8-K

     None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URECOATS INDUSTRIES INC.
                                                       (Registrant)


            August 14, 2001                      /s/ Timothy M. Kardok
            ---------------                      ---------------------
                 Date                            Timothy M. Kardok
                                                 President and COO

            August 14, 2001                      /s/ John G. Barbar
            ---------------                      ---------------------
                 Date                            John G. Barbar
                                                 Treasurer and CFO

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------------------------------------

   10.1           Executive Employment Description - John G. Barbar

   10.2           Executive Employment Description - Shirad Ali