Form 10-Q/A
period 2001-06-30
URECOATS INDUSTRIES INC
filed 2001-08-15
CIK 875296

-----------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A

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





                            URECOATS INDUSTRIES INC.
                                  FORM 10-Q/A
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX




                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION
-------------------------------

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................... 3


SIGNATURES................................................................. 4

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

     The Company's Form 10-Q for the Quarterly Period Ended June 30, 2001, filed on August 14, 2001 contained a typographical error regarding the patent number of the patent approved and granted on August 7, 2001 by the United States Patent and Trademark Office covering the formula for our flagship Rubber Sealant Membrane(RSM)(TM), UrecoatsRSM-100(TM) product.

     The following paragraph replaces in its entirety the second paragraph in the overview section in the original disclosure and should be read in conjunction with our previously reported discussion of our results of operations and liquidity and capital resources, which should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in that original report.


OVERVIEW

     We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application pursuant to a Purchase and Sale Agreement dated October 30, 1997, from Creative Chemical Company(3C). These technologies form the foundation of our developing line of products that incorporate recycled materials in their composition. We refer to products made from these formulas as Rubber Sealant Membranes(RSM)
(TM). The formula of our flagship Rubber Sealant Membrane(RSM) product, UrecoatsRSM-100(TM), was the subject of a utility patent application filed with the United States Patent and Trademark Office ("USPTO") on August 19, 1998 and the patent was granted on August 7, 2001, patent number 6,271,305. We have also filed patent applications for protection of our UrecoatsRSM-100
(TM) in Austria, Belgium, Cypres, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxemburg, Monaco, Netherlands, Portugal, Spain, Sweden, United Kingdom, Canada, Brazil, and Mexico.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URECOATS INDUSTRIES INC.
                                                       (Registrant)


            August 15, 2001                      /s/ Timothy M. Kardok
            ---------------                      ---------------------
                 Date                            Timothy M. Kardok
                                                 President and COO

            August 15, 2001                      /s/ John G. Barbar
            ---------------                      ---------------------
                 Date                            John G. Barbar
                                                 Treasurer and CFO