Form 10-Q
period 2001-09-30
URECOATS INDUSTRIES INC
filed 2001-11-14
CIK 875296

-----------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the Quarterly Period Ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from ______ to ______.


                         Commission File No.: 0-20101
                                              -------

                           URECOATS INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3545304
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     1239 East Newport Center Drive, Suite 101
             Deerfield Beach, Florida                       33442
     -----------------------------------------           -----------
     (Address of principal executive offices)            (Zip  Code)


                                (954)428-8686
              --------------------------------------------------
              Registrant's telephone number, including area code


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 5, 2001, the registrant had 116,902,886 shares of common stock, par value $.01 outstanding.



-----------------------------------------------------------------------------





                            URECOATS INDUSTRIES INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------------------------------

   ITEM 1.   FINANCIAL STATEMENTS..........................................  3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................... 16

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 25


PART II.   OTHER INFORMATION
----------------------------

   ITEM 1.   LEGAL PROCEEDINGS............................................. 26

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..................... 27

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................... 28

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 28

   ITEM 5.   OTHER INFORMATION............................................. 28

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................. 30


SIGNATURES................................................................. 32


EXHIBIT INDEX.............................................................. 33

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

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   SEPTEMBER 30    DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash                                          $     53,203   $     16,998
     Accounts and Loans Receivable                      873,293         22,312
     Inventory                                          187,549            ---
     Prepaid Expenses                                    42,424         82,503
                                                   -------------  -------------
          TOTAL CURRENT ASSETS                        1,156,469        121,813
                                                   -------------  -------------

PROPERTY AND EQUIPMENT, NET                           1,277,898        951,452
                                                   -------------  -------------
OTHER ASSETS:
     Intangibles, Net                                 2,700,797      1,051,564
     Deposits                                            28,551         24,476
                                                   -------------  -------------
          TOTAL OTHER ASSETS                          2,729,348      1,076,040
                                                   -------------  -------------
               TOTAL ASSETS                        $  5,163,715   $  2,149,305
                                                   =============  =============






















            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                   SEPTEMBER 30    DECEMBER 31
                                                   -------------  -------------
                                                        2001           2000
                                                   -------------  -------------
                                                    (UNAUDITED)
CURRENT LIABILITIES:
   Current Maturities of Long Term Debt            $    169,234   $    130,334
   Accounts Payable and Accrued Expenses              1,412,926        589,999
   Loans Payable                                        177,651          5,880
                                                   -------------  -------------
        TOTAL CURRENT LIABILITIES                     1,759,811        726,213
                                                   -------------  -------------
LONG-TERM DEBT                                          283,822        131,920

CAPITALIZED LEASE, LONG TERM                              2,129          5,454

DUE TO RELATED PARTIES                                   19,355      2,507,000

DEFERRED INCOME                                          50,000         50,000
                                                   -------------  -------------
        TOTAL LIABILITIES                             2,115,117      3,420,587
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES                           627,040        670,939
                                                   -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $1.00 Par Value, 2,000,000
     Shares Authorized, of which Designations:
       Series A Convertible, 750,000 Shares
         Authorized; Issued & Outstanding,
         62,500 Shares Unconverted
         (Less Offering Costs of $7,465)                 55,035         55,035
       Series B Convertible, 500,000 Shares
         Authorized; Issued & Outstanding,
         375,245 Shares Unconverted                     375,245            ---
   Common Stock $.01 Par Value, 140,000,000
     shares Authorized; 115,827,886 Shares
     Issued and Outstanding                           1,158,279        993,420
   Additional Paid-In-Capital                        30,185,967     21,776,138
   Accumulated (Deficit)-Continuing Operations      (15,327,861)   (10,996,326)
   Accumulated (Deficit)-Discontinued Operations    (14,025,107)   (13,770,488)
                                                   -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          2,421,558     (1,942,221)
                                                   -------------  -------------
             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                              $  5,163,715   $  2,149,305
                                                   =============  =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Page 5
                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   ----------------------------
                                                        2001           2000
                                                   ----------------------------

REVENUES                                           $    577,655   $        -0-
                                                   -------------  -------------
COSTS AND EXPENSES:
  Cost of Sales                                         641,891            ---
  Selling, General and Administrative                 1,121,328        381,533
  Professional Fees                                      22,526         27,456
  Depreciation and Amortization                         103,646         69,048
  Research and Development                              334,455        378,933
  Consulting Fees                                        57,479         43,040
  Loss on Disposal of Assets                             13,693            -0-
                                                   -------------  -------------
    TOTAL COSTS AND EXPENSES                          2,295,018        900,010
                                                   -------------  -------------
NET (LOSS) FROM CONTINUING OPERATIONS                (1,717,363)      (900,010)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                5,175         (9,273)
                                                   -------------  -------------
NET (LOSS)                                         $ (1,712,188)  $   (909,283)
                                                   =============  =============

NET INCOME (LOSS) PER COMMON SHARE
  Basic
    Continuing Operations                          $     (0.015)  $     (0.009)
    Discontinued Operations                               0.000         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.015)  $     (0.009)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 113,793,496     97,308,214
                                                   -------------  -------------

NET INCOME (LOSS) INCOME PER COMMON SHARE
  Diluted
    Continuing Operations                          $     (0.015)  $     (0.009)
    Discontinued Operations                               0.000         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.015)  $     (0.009)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 115,340,011     99,307,969
                                                   -------------  -------------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   ----------------------------
                                                        2001           2000
                                                   ----------------------------

REVENUES                                           $  1,311,485   $        -0-
                                                   -------------  -------------
COSTS AND EXPENSES:
  Cost of Sales                                       1,738,338            ---
  Selling, General and Administrative                 2,636,961      1,122,798
  Professional Fees                                     176,533        121,315
  Depreciation and Amortization                         298,344        190,809
  Research and Development                            1,022,465        815,739
  Consulting Fees                                       169,218        968,565
  Loss on Disposal of Assets                             13,693            -0-
                                                   -------------  -------------
    TOTAL COSTS AND EXPENSES                          6,055,552      3,219,226
                                                   -------------  -------------
NET (LOSS) FROM CONTINUING OPERATIONS                (4,744,067)    (3,219,226)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              157,150        (13,274)
                                                   -------------  -------------
NET (LOSS)                                         $ (4,586,917)  $ (3,232,500)
                                                   =============  =============

NET INCOME (LOSS) PER COMMON SHARE
  Basic
    Continuing Operations                          $     (0.044)        (0.034)
    Discontinued Operations                               0.001         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.043)  $     (0.034)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 107,584,928     95,304,589
                                                   -------------  -------------

NET INCOME (LOSS) PER COMMON SHARE
  Diluted
    Continuing Operations                          $     (0.044)        (0.033)
    Discontinued Operations                               0.001         (0.000)
                                                   -------------  -------------
      TOTAL                                        $     (0.043)  $     (0.033)
                                                   =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                 108,871,678     97,190,844
                                                   -------------  -------------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)
    Continuing Operations                          $ (4,744,067)  $ (3,219,226)
    Discontinued Operations                             157,150        (13,274)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (REQUIRED) BY OPERATING ACTIVITIES:
      Depreciation and Amortization
        Continuing Operations                           298,242        190,713
        Discontinued Operations                             102             96

NON-CASH CONTINUING OPERATIONS                        1,023,365      1,026,977

  Changes in Assets and Liabilities:
    Prepaid Expenses                                     (2,175)        (8,934)
    Accounts and Loans Receivable                      (353,000)       (15,094)
    Inventory                                           (31,110)           ---
    Deposits                                             (1,800)       (46,575)
    Accounts Payable and Accrued Expenses               281,175         89,784
    Commitments and Contingencies                        28,101         36,357
                                                   -------------  -------------
      NET CASH (REQUIRED) BY OPERATING ACTIVITIES    (3,344,017)    (1,959,176)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Acquisition) of Property and Equipment
    Continuing Operations                              (714,836)      (685,428)
   Disposition of Property and Equipment
    Continuing Operations                                99,211            ---
  (Acquisition) of Intangibles
    Continuing Operations                              (772,966)       (25,874)
                                                   -------------  -------------
      NET CASH (REQUIRED) BY INVESTING ACTIVITIES    (1,388,591)      (711,302)
                                                   -------------  -------------










            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   ----------------------------
                                                        2001           2000(1)
                                                   ----------------------------
                                                            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                  3,230         22,444
  Proceeds from Issuance of Notes                       328,549        264,992
  (Payment) of Notes                                   (173,966)       (52,212)
  Increase(Decrease) from Loans                             ---        (24,500)
  Proceeds of Loans from Related Parties              4,611,000      2,500,000
                                                   -------------  -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         4,768,813      2,710,724
                                                   -------------  -------------
       Net Increase (Decrease) in Cash
         Continuing Operations                           36,257         40,242
         Discontinued Operations                            (52)             4
                                                   -------------  -------------
         Net Increase in Cash                            36,205         40,246

CASH AT BEGINNING OF PERIOD                              16,998         15,026
                                                   -------------  -------------
CASH AT END OF PERIOD                              $     53,203   $     55,272
                                                   =============  =============

Supplemental Disclosure of Cash Flow Information:
    Non-Cash Operating Activities:
      Board of Director Fees                       $     29,475   $     67,852
      Interest                                           80,839            ---
      Settlement of Litigation                          106,800            ---
      Consultant Fees                                   183,060        817,521
      Employee Compensation                             582,166        141,604
      Legal Fees                                         41,025            -0-
                                                  --------------  -------------
            Total Non-Cash Operating Activities   $   1,023,365   $  1,026,977

    Non-Cash Financing Activities:
      Repayment of Debts                              7,117,573        392,506
      Acquisition                                       805,000            ---
                                                  --------------  -------------
            Total Non-Cash Financing Activities   $   7,922,573   $    392,506
                                                  ==============  =============
NOTE
----
(1) Items described herein as "Continuing Operations" for the September 30, 2000 period were previously reported as "Development-Stage Operations".

(2) The consolidated cash flows for the nine months ended September 30, 2000 have been restated to conform with the September 30, 2001 presentation.

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


NOTE B - SEGMENT INFORMATION - CONTINUING OPERATIONS
----------------------------------------------------


                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                              ----------------------------
                                                   2001           2000(1)
                                              ----------------------------
     SEGMENT REVENUES
     ----------------
       ADHESIVES, SEALANTS AND COATINGS       $    256,791   $        ---
       ROOFING AND WATERPROOFING(2)                415,864            ---
                                              -------------  -------------
         TOTAL SEGMENT REVENUES                    672,655            ---

     ELIMINATION OF INTERSEGMENT TRANSFERS         (95,000)           ---
                                              -------------  -------------
     REVENUES                                 $    577,655   $        ---
                                              =============  =============

     AFTER-TAX OPERATING (LOSS)
     --------------------------
       ADHESIVES, SEALANTS AND COATINGS       $   (373,464)  $   (456,898)
       ROOFING AND WATERPROOFING                  (393,353)           ---
                                              -------------  -------------
         TOTAL SEGMENT ATOI                       (766,817)  $   (456,898)

     INTEREST AND EXCHANGE (LOSSES)                (33,733)       (56,436)
     CORPORATE EXPENSES                           (916,813)      (386,676)
                                              -------------  -------------
     (LOSS) FROM CONTINUING OPERATIONS        $ (1,717,363)  $   (900,010)
                                              =============  =============

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)


NOTE B - SEGMENT INFORMATION - CONTINUING OPERATIONS - CONTINUED
----------------------------------------------------------------


                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                              ----------------------------
                                                   2001           2000(1)
                                              ----------------------------
     SEGMENT REVENUES
     ----------------
       ADHESIVES, SEALANTS AND COATINGS       $    340,795   $        ---
       ROOFING AND WATERPROOFING(2)              1,149,694            ---
                                              -------------  -------------
         TOTAL SEGMENT REVENUES                  1,490,489            ---

     ELIMINATION OF INTERSEGMENT TRANSFERS        (179,004)           ---
                                              -------------  -------------
     REVENUES                                 $  1,311,485   $        ---
                                              =============  =============

     AFTER-TAX OPERATING (LOSS)
     --------------------------
       ADHESIVES, SEALANTS AND COATINGS       $ (1,260,085)  $ (1,532,721)
       ROOFING AND WATERPROOFING                (1,181,414)           ---
                                              -------------  -------------
         TOTAL SEGMENT ATOI                     (2,441,499)  $ (1,532,721)

     INTEREST AND EXCHANGE (LOSSES)               (138,968)      (109,677)
     CORPORATE EXPENSES                         (2,163,600)    (1,576,828)
                                              -------------  -------------
     (LOSS) FROM CONTINUING OPERATIONS        $ (4,744,067)  $ (3,219,226)
                                              =============  =============


  COMMENTS TO NOTE B
  ------------------

  (1) Items described herein as "Continuing Operations" for the three and nine month periods ended September 30, 2000 for the adhesives, sealants and coatings segment were previously reported as "Development-Stage Operations".

  (2) The Company began roofing and waterproofing operations in the first quarter of 2001.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)

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

                   THREE MONTHS ENDED              NINE MONTHS ENDED
                      SEPTEMBER 30                   SEPTEMBER 30
              ----------------------------   ----------------------------
                  BASIC         DILUTED          BASIC         DILUTED
              -------------  -------------   -------------  -------------
    2001       113,793,496    115,340,511     107,584,928    108,871,678
    2000        97,308,214     99,307,969      95,304,589     97,190,844


NOTE D - PREFERRED STOCK
------------------------

SERIES B CONVERTIBLE PREFERRED STOCK

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, $1.00 par value, and authorized 500,000 shares for issuance. The stated value per each Series B Preferred share is $5.00, which includes the par value of $1.00 per share. A brief description of some of the terms and conditions of the Series B Preferred Shares are described hereinbelow. The holders of the outstanding Series B Preferred Shares (collectively, the "HOLDERS" and each a "HOLDER") shall have no voting rights with respect to the Series B Preferred Shares, except as required by law, including but not limited to The General Corporation Law of Delaware, and as expressly provided in the Certificate of Designation. A Holder shall have the right, at such Holder's option, to convert the Series B Preferred Shares into shares of the Company's common stock, $.01 par value per share (the "COMMON STOCK") (as converted, the "CONVERSION SHARES"), on the terms and conditions set forth in the Certificate of Designation. Subject to the restrictions identified in the Certificate of Designation, any Holder shall be entitled to convert any or all of the Series B Preferred Shares into fully paid and nonassessable restricted shares of Common Stock at the Conversion Rate of 15 shares of restricted Common Stock for each share of Series B Preferred Shares converted at any time on or from time to time after 180 days from the initial date of issuance of the first Series B Preferred Shares are issued provided the Company has the statutory power and authority to issue such restricted shares at the time of conversion.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)


NOTE D - PREFERRED STOCK - CONTINUED
------------------------------------

SERIES B CONVERTIBLE PREFERRED STOCK - CONTINUED

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "PREFERRED FUNDS"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series B Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the affairs of the Company, an amount per Series B Preferred Share equal to the sum of (i) Stated Value and (ii) all accrued and unpaid dividends (such sum being referred to as the "LIQUIDATION VALUE"). The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the affairs of the Company. All shares of Common Stock of the Company shall be of junior rank to all Series B Preferred Shares in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the affairs of the Company. All other shares of preferred stock issued or issuable shall not be of senior rank or pari passu to all Series B Preferred Shares outstanding in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the affairs of the Company. As long as the Series B Preferred Shares initially issued remain outstanding, then without the prior express written consent of the Holders of not less than a majority of the then outstanding Series B Preferred Shares, the Company shall not hereafter authorize or issue additional or other capital stock that is of senior rank or that is pari passu with the Series B Preferred Shares in respect of the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. Without the prior express written consent of the Holders of not less than a majority of the then outstanding Series B Preferred Shares, the Company shall not hereafter authorize or make any amendment to the Company's Restated Certificate of Incorporation, as amended, or bylaws, or file any resolution of the Board of Directors of the Company with the Delaware Secretary of State containing any provisions, which would adversely affect or otherwise impair the rights or relative priority of the Holders relative to the holders of the Common Stock or the holders of any other class of capital stock. Until all of the outstanding Series B Preferred Shares have been converted or redeemed as provided in the Certificate of Designation, the Company shall not, directly or indirectly, redeem or declare or pay any cash dividend or distribution on its Common Stock or any other capital stock without the prior express written consent of the Holders of not less than a majority of the then outstanding Series B Preferred Shares. SEE ALSO ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K for more information.

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)

NOTE E - ACQUISITION
--------------------

During the third quarter 2001, the Company completed the acquisition of Infiniti Paint Company, Inc. ("Infiniti"). The purchase accounting method was used to account for this transaction. Proforma information is included below to reflect the impact Infiniti would have had if the acquisition occurred on January 1, 2001.


                            URECOATS INDUSTRIES INC.
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       ------------------------------------------------------------------

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                          ------------------  ------------------
REVENUE                                   $       1,238,635   $       3,100,984
COST OF SALES                                       999,387           2,884,270
                                          ------------------  ------------------
GROSS PROFIT(LOSS)                                  239,248             216,714

OPERATING EXPENSES                                1,833,180           4,914,935
                                          ------------------  ------------------

NET (LOSS) FROM CONTINUING OPERATIONS            (1,593,932)         (4,698,221)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS             5,175             157,150
                                          ------------------  ------------------
NET (LOSS)                                       (1,588,758)         (4,541,072)
                                          ==================  ==================


NOTE F - INVENTORIES
--------------------

                                          SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                          ------------------  ------------------
      FINISHED PRODUCTS                   $         134,218   $             ---
      RAW MATERIALS AND SUPPLIES                     53,331                 ---
                                          ------------------  ------------------
             TOTAL                        $         187,549   $             ---
                                          ==================  ==================

                   URECOATS INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)


NOTE G - SEGMENT INFORMATION
----------------------------

The Company's operations are grouped into two industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's six operating entities that are reportable under SFAS No. 131 for the three and nine month periods ended September 30, 2001, as compared to the three and nine month periods ended September 30, 2000, are more fully described below, with the exception of the roofing and waterproofing operations, which cannot be compared to any prior corresponding period due to those operations beginning in the first quarter of 2001. Included in both segments are six entities: (1) Urecoats Technologies, Inc.; (2) Urecoats International, Inc.; (3) Urecoats Manufacturing, Inc.; (4) Urecoats Distribution, Inc.; (5) Infiniti Paint Company, Inc.; and (6) Rainguard Roofing Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarter are based on our fiscal year and third quarter, which end on December 31 and September 30, respectively.

The Company exited its development-stage and began operations on January 1, 2001, in two business segments: 1) adhesives, sealants and coatings, and 2) roofing and waterproofing, as described hereinbelow. We reclassified and attributed prior development-stage operational figures for the year 2000, to our adhesives, sealants and coatings segment, when and where applicable.

OVERVIEW

We are in a significant time of transition. We are transitioning from a four-year period largely characterized by research and development into a full production mode. We are well into the process of building an infrastructure to meet our strategic plans. We are engaged in the development, manufacturing, sales, marketing, and distribution of unique formulations and products, utilizing recycled materials where applicable, for the construction and building products industries. Our plan is to sell and distribute these products through our growing network of distribution centers ("National Distribution Network"). Management maintains its view that as a result of the global recycling movement and legislation aimed at the extraction of raw materials from solid waste, the future growth of the adhesive, sealant and coating industry will depend in part on the development and delivery of quality and cost-effective products that incorporate recycled material in their compositions. While we are committed to acquiring and developing products that utilize recycled materials and to supply the emerging market demands for same, we are also committed to building shareholder value through diversification of our product line.

NEW SENIOR MANAGEMENT

In March 2001, we hired a new President and Chief Operating Officer to, among other things, install new types of senior managers, to lead us out of our prior development-stage operations and into the rollout and distribution of our flagship UrecoatsRSM-100(tm)("RSM-100") product. Since that time, we have added a new Chief Financial Officer (who also is our Vice President of Finance and Treasurer), Vice President of Special Projects, and Senior Vice President of Operations.

We amended our By-laws on October 9, 2001 and the President was promoted to the Chief Executive Officer position retaining the additional position of President. SEE ALSO ITEM 5. OTHER INFORMATION, AMENDMENTS TO BY-LAWS for more information.

RECENT ACQUISITION

We acquired Infiniti Paint Company, Inc. ("Infiniti"), a Florida based adhesives, sealants, coatings, paints, and foam distributor on September 4, 2001, effective September 1, 2001, pursuant to a Stock Purchase Agreement. We acquired Infiniti for several strategic reasons, including, to: (a) establish a distribution channel for Urecoats product and spray system to service roofing and general contractors (we expect to capitalize on this channel not only with potential cross-over industry uses of our Urecoats products, but also to introduce other and new products); (b) diversify our existing product line; (c) own Infiniti's diversified line of products; (d) obtain management experience of Infiniti's key principals; (e) capitalize upon financial strength and reliability of certain key suppliers; (f) benefit from certain relationships with reputable and long standing product manufacturers; (g) capitalize on profitability from both the manufacturing and distribution of our products; (h) duplicate its business model for expansion in new locations;
(i) capitalize on prior research and development efforts and activities of Infiniti within the sealant and coatings business; and (j) capitalize on Infiniti's current customer base to utilize as a base for future sales of our Urecoats products.

COMPREHENSIVE PRODUCT LINE

With our Urecoats products and those acquired from Infiniti, we now offer a comprehensive line of sealant and coating products for the construction and building products industries as described below:

     URECOATS PRODUCTS

     We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application in 1997. These technologies form the foundation of our Urecoats products that incorporate recycled material in their composition. We refer to our products made from these formulas as Rubber Sealant Membranes(RSM)(TM)("RSM"). The formula of our RSM-100 product was the subject of a utility patent application filed with the United States Patent and Trademark Office ("USPTO") on August 19, 1998 and the patent was granted on August 7, 2001, patent number 6,271,305. We have filed patent applications for protection of our RSM-100 in Austria, Belgium, Cypres, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxemburg, Monaco, Netherlands, Portugal, Spain, Sweden, United Kingdom, Canada, Brazil, and Mexico.

          RSM-100

          RSM-100 is a plural component interpenetrating polymer network composition that creates a seamless water resistant elastomeric membrane that fully adheres to a variety of surfaces including steel, concrete and most roofing substrates. Utilizing crumb rubber from recycled tires in its formula, RSM-100 exhibits remarkable physical and adhesion properties, and is a durable high performance weatherproofing sealant and coating with a vast array of potential cross-over industry applications. RSM-100 is applied using our patent pending spray system (described below). RSM-100's plural components are mixed and metered in the spray system, then spray applied hot, curing upon introduction to the atmosphere. Thus, both the spray application system and the RSM-100 are interdependent, analogous to the razor and the razor blade.

                                    Page 17
          BLUEMAX

          We are selling our enhanced, user friendly and simplified BlueMAX(TM) system for spray application of our RSM-100 ("BlueMAX" or "Spray System"). With knowledge gained from outside consultants, engineers and experience from applying our RSM-100 product through our pilot licensee program and contracting subsidiary, we initiated mass manufacturing of our BlueMAX, Model 230, earlier this year. We filed a patent application, titled "APPLICATOR ASSEMBLY FOR APPLICATION OF ADHESIVES, SEALANTS AND COATINGS", on October 3, 2001, with the USPTO, which was assigned serial number 09/970,126.

               TRAINING

               We are certifying contractors through our multi-faceted certified contractor training program ("Certified Training Program"). The certified applicators are being thoroughly trained on application of our RSM-100 and with technical knowledge on our BlueMAX system. Each BlueMAX unit sold necessitates that the buyer/contractor receive training to become a "Certified Urecoats RSM-100 Contractor" and receive a certification card. We have certified six persons in the operation of the BlueMAX unit. These persons work for the contractor that purchased our first BlueMAX unit.

     INFINITI PRODUCTS

          INFINITI BRANDS

          A listing, including a brief description, of some of the intellectual property and products acquired by us from Infiniti, is as follows:

     ACRYLIC CONCRETE MODIFIER - 100% Acrylic Resin Additive for Roof
     ALPINE - Premium Quality, 100% Acrylic Satin-Gloss Roof Paint
     AQUASEAL 2000 - Waterborne Acrylic, Multi-Surface Sealer
     ARCTIC - Flat White, Vinyl Acrylic Roof Paint
     ATS-13 CLEAR TOPCOAT - 100% Acrylic, Clear Waterborne Roof Tile Sealant CHALK-BOND+ - Penetrating Chalky Wall & Surface Sealer
     CHALK-BOND+BLACK SPF - 100% Acrylic Primer for Spray Polyurethane Foam CHALK-BOND+PIGMENTED - Penetrating Chalky Wall & Surface Sealer
     GREAT WHITE - 100% Acrylic Elastomeric Roof Coating
     GUARDIAN - 100% Acrylic Satin-Gloss House & Trim Paint
     MULTI-GRIP CLEAR - 100% Acrylic, Waterborne Adhesion Primer
     PC-1 - Smooth Brush-Grade Elastomeric Patching Compound
     PC-3 - Fibred Knife-Grade Elastomeric Patching Compound
     POLAR - Premium Vinyl Acrylic Flat Roof and Satin-Gloss Roof Paints RAINCOAT - High-Build Acrylic Waterproofing Coating
     STERLING - Silver-Aluminum Roof Paint
     STERLING - Silver-Aluminum Fibred Roof Mastic
     TUFCOAT 8540 ALUMINUM - 100% Solids, Polyurea-Urethane Hybrid Coating

          OTHER BRANDS AND ITEMS

          Infiniti also sells other products and equipment supplied from manufacturers and suppliers, including spray polyurethane foam, paints, clear sealers, spray equipment, and supplies, to roofing and construction contractors.


                                    Page 18

SALES AND MARKETING

The RSM-100 product has excellent characteristics for the roofing industry. We are targeting the United States commercial and industrial roofing industry as our initial market segment for the RSM-100 based upon its potential in the $29 billion industry and our executive management team's extensive experience in the commercial and industrial roofing market.

We began marketing our RSM-100 product through a pilot licensee program last year, and through our Rainguard Roofing Corporation ("Rainguard") contracting subsidiary this year, and achieved much success. We introduced our RSM-100 product and BlueMAX system at the Florida Roofers and Sheet Metal Association's Convention ("FRSA") in June 2001, to roofing contractors in the Southeastern United States. We retained an independent sales representative firm, Technical Support and Sales, Inc. ("TSS"), to develop our sales and marketing program for the Southeastern United States, generally targeting: (a) Building Owners; (b) Architects; (c) Engineers; (d) Specifiers; and (e) Contractors. We are also developing our own sales and marketing force to augment TSS's efforts and preparing for our national RSM-100 introduction in February 2002 at the National Roofing Contractors Association's convention in San Antonio, Texas. We received delivery of our first BlueMAX system from our OEM Manufacturer and sold it to a local South Florida roofing contractor in the third quarter of this year. We also have more orders from other local South Florida roofing contractors pending our receipt of additional BlueMAX systems from our OEM Manufacturer and training through our Certified Training Program.

We are implementing our comprehensive marketing campaign that includes a wide variety of video, audio and print mediums (i.e., literature and capabilities booklet, buyer's guide, video tape, product specifications, test results, application photographs, and local advertising pieces). Our campaign adopts a "TAKE A PEEK INTO THE FUTURE" theme, emphasizing a strong commitment to complete customer satisfaction, use of recycled material, technologically advanced products, and state-of-the-art application systems. Our initial marketing thrust is directed at the roofing contractor market, in a two-pronged approach. We are targeting roofing contractors directly through our Infiniti locations and developing a National Affiliate Program for total market penetration. SEE ALSO DISTRIBUTION below.

MANUFACTURING

We commenced short-term manufacturing operations for our RSM-100 and BlueMAX in our own facilities at the beginning of this year. We made a strategic decision based on input from manufacturers to have our products manufactured by outside sources. We utilize high volume, quality oriented, and reputable outside sources for our product manufacturing needs. We have strategically identified and are utilizing manufacturers in multiple locations across the United States for manufacturing the components of our RSM-100 product, BlueMAX system, and Infiniti Brand products. This strategy facilitates cost-effective, local manufacturing of products, and optimizes transportation and delivery costs. We are strategically aligning our new distribution openings with our manufacturers for financial and logistical benefits. As previously reported, we ordered ten
(10) BlueMAX systems earlier this year. We received our first unit in September and will take delivery of more units during the fourth quarter of this year.


                                    Page 19

DISTRIBUTION

We are in the process of establishing a national network of distribution centers ("National Distribution Network") to facilitate delivery of our product line to customers. We believe there is a lack of a cohesive national distribution network for plural component sealant and coating products and application equipment or systems. Our National Distribution Network will enable us to market and sell our own products, those products supplied from other reputable sources, and new products under development now or acquired hereafter by us, in major geographic markets in the United States. As part of acquisition plans, we completed our first distribution acquisition in September of this year. We are using the Infiniti business model as our footprint for generic growth and planning to open up at least eleven (11) more Infiniti locations in the next five years. We are presently completing negotiations on a lease to open our second Infiniti location in Orlando, Florida, and have hired a Branch Manager, to operate this branch office beginning in December of this year. In addition, we are developing a "Cutting Edge" National Affiliate Program, to target strategically situated plural component distributors across the United States. The goals of the National Affiliate Program are to: (a) establish a network of distributors that will have an affiliation with us; (b) sell our Urecoats and/or Infiniti products; and (c) give us an option to purchase an affiliate's distribution business. This program's design commenced in September of this year and our goal is to sign up at least six (6) affiliates during the first quarter of next year.

CONTRACTING

With the acquisition of Infiniti, we are shifting our primary focus away from generating revenues through applications of our Urecoats and conventional roofing products through our own contracting subsidiary, and are focusing more on the sales, marketing and distribution of our comprehensive product line directly to roofing and construction contractors through Infiniti. In that regard, we are divesting our contracting efforts and developing sales and marketing tools, including referring RSM-100 and Infiniti product sales leads generated by us to our growing base of certified RSM-100 contractors and Infiniti customers. We will continue to use our contracting subsidiary to control the testing, marketing and application of our new products and application systems under development, to generate revenues. Currently we are performing test applications of our RSM-100 product on steel and concrete using the BlueMAX, and URX-300 Series products with a new spray system design.

RESEARCH AND NEW PRODUCT DEVELOPMENT

We have placed a high priority on research and new product and process development. We have spent millions of dollars and conducted extensive research and development on our RSM formula and hot spray liquid-applied system technologies. Our goal is to develop a continuous flow of new products in an attempt to stay ahead of competition. We are conducting research on variations of our core RSM formula for new products in cross-over industries, such as steel and concrete as described elsewhere in this report. We also acquired other sealant and coating technologies through our acquisition of Infiniti, which is continuing its development of new products. Further, we utilize our outside manufacturers as strategic partners for developing new products for us and are routinely capitalizing on the technical and chemical expertise, where and when applicable or appropriate, from these sources.

                                    Page 20
     CROSS-OVER INDUSTRY APPLICATIONS

     The original RSM formula was developed for roofing applications. However, independent tests, including our own, on our RSM formula continually confirm that our RSM-100 can be used effectively for applications other than roofing. We are testing the RSM formula, as applied, on steel, concrete and marine applications.

     URX-300 SERIES

     We are developing a line of crack sealer and expansion joint products, which will include recycled materials (such as recycled glass, recycled fibers, and crumb rubber from recycled tires). These applications are being tested through our contracting subsidiary, and formulas through independent testing labs, initially for application on bridges and roads, which products fall into our URX-300(TM) Series of products. These products are flexible thermoplastic elastomer joint sealants, which are hot applied, self leveling, rapid curing, and easy to install. These products are being designed to seal expansion joints, fill cracking in poured cement, and restore asphaltic concrete pavement.

     OTHER SEALANTS AND COATINGS

     We acquired certain sealant and coating intellectual property and formulas from Infiniti when we acquired Infiniti. Infiniti is continuing to develop additional sealant and coating products using its own technology, and through outside materials manufacturers, for Infiniti's product line, and topcoats for use on our RSM-100 product.

INTERNATIONAL EXPANSION

We are continuing to seek and develop relationships for possible joint ventures or other business relationships with interested international groups in several countries, including but not limited to, Russia, Spain and South Africa.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. We reported record revenues for the three months ended September 30, 2001. Revenues and other income (hereafter called revenues) for the third quarter of 2001 were $577,655. We cannot compare the current period to the corresponding prior period due to no revenue being generated in the prior corresponding period.

     TOTAL COSTS AND EXPENSES. Our total costs and expenses increased from $900,010 for the third quarter of 2000 to $2,295,018 in the third quarter of 2001. The increase of $ 1,395,008 related to expanding our adhesives, sealants and coatings operations and divesting our roofing and waterproofing operations.

     COST OF SALES. Our cost of sales for the third quarter of 2001 was $641,891. These costs included direct labor, materials, and other job related costs. We cannot compare the costs of sales for the current period to any corresponding prior period due to no costs of sales being incurred for non-development-stage operations in the prior corresponding period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the third quarter of 2001 were $1,121,328 compared to $381,533 for the corresponding three months of 2000. The increase in selling, general and administrative expenses of $739,795 for the three months ended September 30, 2001, compared to that same period in 2000, is primarily due to salaries, expenses and costs related to our expanding sales, marketing, and distribution operations required to bring our comprehensive product line to market.

     CONSULTING FEES. Our consulting fees for the third quarter of 2001 were $57,479 as compared to $43,040 for the same period in 2000. The increase was attributable to using outside sources for development of technical, sales, marketing and distribution programs.

     RESEARCH AND DEVELOPMENT. Our research and development decreased from $378,933 for the third quarter of 2000 to $334,455 for the same period in 2001. Although we are committed to continuing research and new product development, the decrease of $44,478 reflects our primary focus moving towards introducing our developed RSM-100 and BlueMAX products into the South Florida roofing market.

     OTHER INCOME AND EXPENSES, NET. Our interest expense was $33,733 for the third quarter of 2001 compared to $56,436 for the same period in 2000, a decrease of $22,703. This decrease was primarily due to lower weighted average borrowings for capital expenditures and working capital required for business operations in both of our segments during the third quarter of 2001.

     INCOME TAX. Our pre-tax loss for the third quarter of 2001 was $(1,712,188) as compared to $(909,283) in the same quarter of 2000, an increase of $802,905.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. We reported record revenues for the nine months ended September 30, 2001. Revenues and other income (hereafter called revenues) for the nine month period were $1,311,485. We cannot compare the current period to the corresponding prior period due to no revenue being generated in the prior corresponding period.

     TOTAL COSTS AND EXPENSES. Our total costs and expenses increased from $3,219,226 for the nine months ended September 30, 2000 to $6,055,552 for the nine months ended September 30, 2001. The increase of $2,836,326 related to expanding our adhesives, sealants and coatings operations and start-up and divestment of our roofing and waterproofing operations.

     COST OF SALES. Our cost of sales for the nine months ended September 30, 2001 was $1,738,338. These costs included direct labor, materials, and other job related costs. We cannot compare the costs of sales for the current period to any corresponding prior period due to no costs of sales being incurred for non-development-stage operations in the prior corresponding period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the nine months ended September 30, 2001 were $2,636,961 compared to $1,122,798 for the corresponding nine months of 2000. The increase in selling, general and administrative expenses of $1,514,163 for the nine months ended September 30, 2001, compared to that same period in 2000, is primarily due to salaries and non-cash bonuses, expenses and costs required to bring us out of our development-stage, establishment of our roofing and waterproofing operations, and for introduction of our Urecoats products to the roofing market, inclusive of marketing materials, production, development of a website, and our acquisition of Infiniti for distribution.

     CONSULTING FEES. Our consulting fees for the nine months ended September 30, 2001 were $169,218 as compared to $968,565 for the same period in 2000.
The decrease was primarily due to the elimination of certain activities that we retained consultants to perform related to our development-stage operations.

     RESEARCH AND DEVELOPMENT. Our research and development for the nine months ended September 30, 2001 was $1,022,465 as compared to $815,739 for the same period in 2000. The increase of $206,726 reflects our continued commitment to developing and testing new products.

     OTHER INCOME AND EXPENSES, NET. Our interest expense was $138,969 for the nine months ended September 30, 2001 compared to $109,677 for the same period in 2000, an increase of $29,292. This increase was primarily due to higher weighted average borrowings for capital expenditures and working capital required for business operations in both of our segments during the nine months ended September 30, 2001.

     INCOME TAX. Our pre-tax loss for the nine months ended September 30, 2001 was $(4,586,917) compared to $(3,232,500) for the same period of 2000, an increase of $1,354,417.

ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

We acquired Infiniti, a local adhesives, sealants, coatings, paints, and foam distributor, on September 4, 2001, effective September 1, 2001 pursuant to a Stock Purchase Agreement. We purchased 100% of the issued and outstanding common stock of Infiniti from Infiniti's shareholders ("Sellers"), consisting of an aggregate of 1,000 shares, par value $.0001, for the purchase price of $1,550,000. We paid the purchase price in cash and stock, of which $775,000 was paid in cash, subject to certain terms and conditions set forth in the Stock Purchase Agreement. The Chairman of the Board, Richard J. Kurtz, provided the funds for the cash portion of the purchase price and these funds were converted to preferred stock as described elsewhere in this report.

SEE ALSO ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K for more information on our acquisition of Infiniti.

LIQUIDITY AND CAPITAL RESOURCES

Our capital expenditures during the three month period ended September 30, 2001 totaled $848,501 compared to $239,701 in the corresponding prior period. Additions to plant and equipment decreased from $223,015 during the three month period ended September 30, 2000 to $111,446 during the current period.

Our total liabilities decreased from $3,420,587 at December 31, 2000 to $2,115,117, primarily due to the Chairman of the Board converting short-term loans payable, including interest, into equity described elsewhere in this report. The total amount converted for the nine month period ended September 30, 2001 was $7,075,386, of which $2,408,000 in principal and $37,467 in interest was outstanding at December 31, 2000. Total debt as of September 30, 2001 and December 31, 2000, expressed as a percentage of the sum of total debt and shareholders' equity, was 53.1% and 190.3%, respectively. Total debt decreased from $4,091,526 at December 31, 2000 to $2,742,157 at September 30, 2001.

Our net loss for the third quarter of 2001 was $(1,712,188), an increase of 88.3% from the net loss of $(909,283) for the third quarter of 2000. Diluted net loss per common share rose 66.7% to $(0.015) for the third quarter of 2001 compared to $(0.009) for the same period in 2000. The net loss per share calculation for the third quarter of 2001 includes an increase in actual and equivalent shares outstanding.

We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. We anticipate further financing through short-term and long-term loans and/or the sale of our restricted common stock and/or preferred stock to accredited sophisticated investors.

SEGMENT INFORMATION

Our revenues for our adhesives, sealants and coatings operations were $256,791 during the third quarter of 2001 as a result of continuing operations and demand for our RSM-100 product, through our roofing and waterproofing operations, and from sales through our newly acquired subsidiary Infiniti. We cannot compare the revenues in the current period to the corresponding prior period due to no revenues being generated in the corresponding prior period. We came out of research and development with our flagship RSM-100 product in the first quarter of this year. We did not have operating profits during the third quarter of 2001.

Our revenues for our roofing and waterproofing operations were $415,864 during the third quarter of 2001 as a result of demand for applications of our RSM-100 product and other conventional roofing products, in the South Florida local market. We cannot compare the revenues in the current period to any corresponding prior period due to no revenues being generated in any corresponding prior period for these operations. We began our roofing and waterproofing operations in the first quarter of this year. We did not have operating profits during the third quarter of 2001.

FORWARD-LOOKING STATEMENTS

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand for our Urecoats and Infiniti goods and services; competitive factors in the industries in which we compete or intend to compete; raw materials availability and costs; success of implementing our sales, marketing and distribution programs; and timing, impact and other uncertainties of our future acquisition plans.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted presently in the United States, and, as such, we are not subject to material foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.

                          PART II.   OTHER INFORMATION
                          ----------------------------

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

ARBITRATION

     PAUL COOPER VS. URECOATS ROOFING OF FLORIDA, INC.

     On April 9, 2001, Rainguard Roofing Corporation ("Rainguard Roofing"), a wholly-owned subsidiary of Urecoats International, Inc., which is a wholly-owned subsidiary of the Company, terminated its employment relationships with Paul Cooper, the then President of Rainguard Roofing. On July 13, 2001, Mr. Cooper instituted an arbitration proceeding with the American Arbitration Association, which related to an Employment Agreement with Urecoats Roofing of Florida, Inc. ("Urecoats Roofing"), another subsidiary of the Company, which was entered into effective January 1, 2001. Mr. Cooper is claiming damages in excess of $1 million. Urecoats Roofing never did any business in Florida because it never became a qualified and licensed roofing contracting company in the State of Florida. Urecoats International acquired Rainguard Roofing, an existing, licensed and and qualified roofing contracting company, to enter the roofing business. The acquisition of Rainguard Roofing was necessary because Mr. Cooper failed to pass the roofing contractors exam in Florida and qualify Urecoats Roofing. Urecoats Roofing had entered enter an Employment Agreement with Mr. Cooper based on his representations that he was an experienced executive with the expertise and qualifications to build and operate a multi-million dollar per year roofing company. Management soon determined that Mr. Cooper had misrepresented his abilities and experience.

     Urecoats Roofing is defending the action and filed an Answering Statement on August 1, 2001, and denied in its Answer that Mr. Cooper is due any amount because of his knowing failure to perform his duties under the Employment Agreement, and Counterclaimed for an unspecified amount for a return of all compensation and expenses which were paid to Mr. Cooper as well as for money damages that he caused because of his nonperformance and negligent performance in his fiduciary capacity as President of Urecoats Roofing. Urecoats Roofing filed an Amended Answering Statement on November 9, 2001 and in its Amended Answer asserted defenses including: (1) Invalidity of the Employment Agreement due to prior material misrepresentations; (2) Nonperformance; (3) Failure of Consideration; (4) Anticipatory Breach; and (5) Set off/recoupment: (a) in the amount of at least $2.5 million; (b) an amount equal to all compensation, expenses and any other benefits whatsoever which Mr. Cooper received from or on behalf of Urecoats Roofing; and (c) amounts lost by selling trucks, machinery and equipment at a discount; and Amended Counterclaim incorporating the defenses in its Amended Answer, and as a result thereof, seeking: (1) at least $2.5 million; (2) the return of compensation, expenses and any other benefits whatsoever which Mr. Cooper received from or on behalf of Urecoats Roofing; and
(3) the return of monies lost due to selling trucks, machinery and equipment at a discount. The parties have attempted to settle this matter on several occasions with no results. Although Management cannot be certain of the outcome, management is of the opinion that the allegations have little merit in light of Urecoats Roofing's responses outlined above. The litigation is in its discovery phase and no date has been set for the arbitration. The hearing locale is in Broward County, Florida.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

During the quarterly period ended September 30, 2001, we issued restricted stock, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

     COMMON STOCK

     (1) On September 1, 2001, we issued 1,550,000 shares of restricted common stock, pursuant to a Stock Purchase Agreement, effective September 1, 2001, in exchange for all of the issued and outstanding common stock of Infiniti, from the Infiniti shareholders, valued and recorded at $775,000.

     (2) On July 1, 2001, we issued 150,000 shares of restricted common stock, for consulting services rendered, valued and recorded at $61,875.

     (3) On September 30, 2001, we issued an aggregate of 1,620,000 shares of restricted common stock, as employee bonuses, valued and recorded at $458,526; 1,600,000 of which were issued to officers and former officers of the Company, valued and recorded at $450,080.

     (6) On July 31, 2001, we issued 50,000 shares of restricted common stock, as other compensation, to an officer of the Company, pursuant to an employment arrangement, valued and recorded at $14,400.

     (7) On September 30, 2001, we issued 150,000 shares of restricted common stock, pursuant to a legal settlement, valued and recorded at $42,195.

     (8) On August 23, 2001, we issued 25,000 shares of restricted common stock, pursuant to a legal settlement, valued and recorded at $8,100.

     (9) On September 30, 2001, we issued 472,031 shares of restricted common stock, pursuant to the exercise of the remaining unexercised portion of a restricted stock option, to the Chairman of the Board of the Company, in exchange for cancellation of $207,694 in short-term loans bearing interest at 9% per annum, which he made to the Company during the third quarter of this year. We granted the 3-year restricted stock option on January 8, 2001, for the purchase of 12,000,000 shares of restricted common stock at $.44 per share, as consideration for his agreement to continue funding the working capital requirements of the Company up to $3,0000,000 and forbearing repayment of funds he advanced to the Company during the year 2000, through the 2001 calendar year.

     PREFERRED STOCK

     (10) On September 30, 2001, we issued 375,245 shares of Series B Convertible Preferred Stock, pursuant to a Securities Purchase Agreement dated September 30, 2001, to the Chairman of the Board of the Company, in exchange for cancellation of $1,876,225 in short-term loans bearing interest at 9% per annum, which he made to the Company during the third quarter of this year.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

   None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

   None

ITEM 5.   OTHER INFORMATION
---------------------------

AMENDMENTS TO BY-LAWS

The Board of Directors amended the Company's By-laws on October 9, 2001 as described below:

   ANNUAL MEETING

   Amended ARTICLE I. MEETING OF SHAREHOLDERS, SECTION 1. ANNUAL MEETING as follows:

      "SECTION 1. ANNUAL MEETING. The annual meeting of the stockholders of Urecoats Industries Inc. (hereinafter, the "Corporation") for the election of directors and for the transaction of such other proper business shall be held on such date and at such time as may be fixed by the Board of Directors or if no date and time are so fixed on the fourth Tuesday in May of each year, at the office of the Corporation or at such other place, and at such hour as shall be designated by the Board of Directors, or, if no such time be fixed, then at 10:00 A.M."

   CHAIRMAN OF THE BOARD

   Amended ARTICLE II. BOARD OF DIRECTORS as follows (New Section):

      "SECTION 16. THE CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside over the Board of Directors and shall have the general supervision and direction over the President. The Chairman of the Board shall see that the President's duties are properly performed. He shall, if present, preside at each meeting of the stockholders and of the Board and shall be an ex officio member of all committees of the Board. He shall perform all duties incident to the office of Chairman of the Board and such other duties as may from time to time be assigned to him by the Board."

   OFFICERS

   Amended ARTICLE IV. OFFICERS, SECTION 1. NUMBER AND QUALIFICATIONS as follows:

      "SECTION 1. NUMBER AND QUALIFICATIONS. The officers of the Corporation shall include the President, one or more Vice Presidents (including Executive Vice Presidents and Senior Vice Presidents), the Treasurer and the Secretary. Any number of offices may be held by the same person.
      Such officers shall be elected from time to time by the Board. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal. The Board may from time to time elect, or delegate to the President the Power to appoint, such other officers (including one or more Assistant Treasurers and one or more Assistant Secretaries) and such agents as may be necessary or desirable for the business of the Corporation. Such other officers and agents shall have such duties and shall hold their offices for such terms as may be prescribed by the Board or by the appointing authority."

   CHAIRMAN OF THE BOARD

   Amended ARTICLE IV. OFFICERS, SECTION 5. THE CHAIRMAN OF THE BOARD as follows:

      "SECTION 5.  ---DELETED---"

   PRESIDENT AND CHIEF EXECUTIVE OFFICER

   Amended ARTICLE IV. OFFICERS, SECTION 6. THE PRESIDENT as follows:

      "SECTION 6. THE PRESIDENT. The President shall be the chief executive officer of the Corporation and shall have the general and active supervision and direction over the other officers, agents and employees and shall see that their duties are properly performed, subject, however, to the direction of the Chairman of the Board and the direction and control of the Board of Directors. At the request of the Chairman of the Board, or in the case of his absence or inability to act, the President, if a director, shall perform the duties of the Chairman of the Board and when so acting shall have all the powers of, and be subject to all the restrictions upon, the Chairman of the Board. In general, the President shall have such other powers and shall perform such other duties as usually pertain to the office of President or as from time to time may be assigned to him by the Board, the Chairman of the Board or these By-laws."

OFFICER RESIGNATIONS AND APPOINTMENTS

After the Board of Directors amended the Company's By-laws on October 9, 2001 as described above, the Board of Directors accepted the resignation of Richard J. Kurtz as Chief Executive Officer, effective October 9, 2001, of the Company. Mr. Kurtz continues to hold his position as a director and Chairman of the Board of the Company. Thereafter, the Board of Directors elected Timothy M. Kardok, the Company's President, as Chief Executive Officer and accepted his resignation as Chief Operating Officer, effective October 9, 2001.

DIRECTOR RESIGNATION

     GARY M. ZELLER

     The Board of Directors accepted the resignation of Mr. Zeller, effective August 7, 2001.

CONSULTANT ARRANGEMENTS

     JEROLD L. ZARO

     On October 1, 2001 and prior to Mr. Zaro being elected as a member of the Company's Board of Directors, Mr. Zaro and the Company entered into a Financial Consultant Arrangement. As consideration for the financial consulting services to be performed under the arrangement, the Board of Directors agreed to pay Mr. Zaro non-cash compensation in the form of restricted common stock, par value $.01, in two equal increments of 425,000 shares, of the Company. The first increment was paid on October 1, 2001 and the second increment is to be paid on April 1, 2002, subject to satisfactory performance of the financial consulting services required thereunder. SEE ALSO ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K for more information on Mr. Zaro.

     STEVEN MENDELOW

     On October 1, 2001 and prior to Mr. Mendelow being elected as a member of the Company's Board of Directors, Mr. Mendelow and the Company entered into a Financial Consultant Arrangement. As consideration for the financial consulting services to be performed under the arrangement, the Board of Directors agreed to pay Mr. Mendelow non-cash compensation in the form of restricted common stock, par value $.01, in two equal increments of 425,000 shares, of the Company. The first increment was paid on October 1, 2001 and the second increment is to be paid on April 1, 2002, subject to satisfactory performance of the financial consulting services required thereunder. SEE ALSO ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K for more information on Mr. Mendelow.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBITS

   10.1  Executive Compensation Description - Arthur K. Guyton

   10.2  Executive Compensation Description - Ronald E. Clark

   10.3  Executive Compensation Description - Michael T. Adams

REPORTS ON FORM 8-K

   1.   FORM 8-K DATED SEPTEMBER 4, 2001
        (As filed electronically with the SEC on September 20, 2001)

        ITEMS REPORTED:

           ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS
           ---------------------------------------------

              RE:  ACQUISITION OF INFINITI PAINT COMPANY, INC.

           ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS
           ------------------------------------------

        FINANCIAL STATEMENTS FILED:

           Audited Financial Statements of Infiniti Paint Co., Inc. for the year ended December 31, 2000

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2000 for Urecoats Industries Inc. and Subsidiaries and Infiniti Paint Co., Inc.

           Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2000 for Urecoats Industries Inc. and Subsidiaries and Infiniti Paint Co., Inc.

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 2001 for Urecoats Industries Inc. and Subsidiaries and Infiniti Paint Co., Inc.

           Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2001 for Urecoats Industries Inc. and Subsidiaries and Infiniti Paint Co., Inc.

   2.   FORM 8-K DATED SEPTEMBER 30, 2001
        (As filed electronically with SEC on October 25, 2001)

        ITEMS REPORTED:

           ITEM 5. OTHER EVENTS
           --------------------

             RE:  SERIES B CONVERTIBLE PREFERRED STOCK
                  -  CERTIFICATE OF DESIGNATION
                  -  SECURITIES PURCHASE AGREEMENT


             RE:  NEW DIRECTORS - STEVEN MENDELOW, CPA
                                  JEROLD L. ZARO, ESQUIRE

        FINANCIAL STATEMENTS FILED:  N/A

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URECOATS INDUSTRIES INC.
                                                       (Registrant)


            November 14, 2001                    /s/ Timothy M. Kardok
            -----------------                    ---------------------
                 Date                            Timothy M. Kardok
                                                 CEO and President


            November 14, 2001                    /s/ John G. Barbar
            -----------------                    ---------------------
                 Date                            John G. Barbar
                                                 CFO and Treasurer

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       ---------------------------------------------------

   10.1           Executive Employment Description - Arthur K. Guyton

   10.2           Executive Employment Description - Ronald E. Clark

   10.3           Executive Employment Description - Michael T. Adams