Form 10-K
period 2001-12-31
URECOATS INDUSTRIES INC
filed 2002-04-01
CIK 875296

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2001

Commission File No. 0-20101

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Newport Center Plaza
1239 East Newport Center Drive
Suite 101	33442
Deerfield Beach, Florida	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number: (954) 428-8686 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the registrant's common stock held by non-affiliates was approximately $56,853,623 based on the closing price of such common stock as traded on the NASD over-the-counter bulletin board on March 15, 2002.

           Common Stock outstanding as of March 15, 2002 - 131,477,830 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders to be held on May 28, 2002, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2001.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 4(a).	Executive Officers of the Registrant	9

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

PART III

Item 10.	Directors and Executive Officers of the Registrant	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management	42
Item 13.	Certain Relationships and Related Transactions	42

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

SIGNATURES	44

INDEX OF
EXHIBITS	45

EXHIBITS	(Incorporated by reference to this report on Form 10-K)

PART I

           As used in this Report, the terms "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc., its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.   Business.

General Development of Business

Urecoats Industries Inc. is a technology-driven sales, marketing and product development company. We are transitioning from a four-year period largely characterized by research and development into a full sales and production mode. We installed a new executive management team during 2001 to lead us out of our prior development-stage operations and are well into the process of building an infrastructure to meet our strategic plans. We are engaged, through our subsidiaries, in the sales, marketing, development, manufacturing, acquisition, and distribution of specialty sealant and coating products for the construction and building products industries. We are selling and distributing our products through a growing network of national and international distribution locations. We are committed to building shareholder value through diversification of our product lines and brand awareness.

We made our first brief entry into the roofing and waterproofing contracting business in 2001, primarily to control the promotion, testing and application of our UrecoatsRSM-100™ sealant and BlueMAX™ system ("Flagship Products"), and to generate revenues. We divested these contracting operations at the end of 2001.

We entered the distribution business last year, primarily to manage the sales, marketing and distribution of our Flagship Products and other sealant and coating products acquired from the acquisition (See "Acquisition" below) during 2001 ("Comprehensive Product Line").

We entered the manufacturing business in 2001, primarily to have control over the manufacturing of our Comprehensive Product Line during 2001. We consolidated our research, new product development, and testing efforts into these operations.

We continue to pursue international expansion through joint ventures. We are in negotiations with several parties in Canada, Mexico, and Iceland, and talks with parties in China, Japan, and Europe as of the date of this report.

Acquisitions

We acquired Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.) ("Infiniti"), a Florida based adhesives, sealants, coatings, paints, and foam distributor on September 4, 2001, effective September 1, 2001, pursuant to a Stock Purchase Agreement. We acquired Infiniti for several strategic reasons, including, to: (a) establish a distribution channel for Urecoats product and spray system to service roofing and general contractors (we expect to capitalize on this channel not only with potential cross-over industry uses of our Urecoats products, but also to introduce new products); (b) diversify our existing product line; (c) own Infiniti's diversified line of products; (d) internally develop distribution channel managers; (e) capitalize upon financial strength and reliability of certain key suppliers; (f) benefit from certain relationships with reputable and long standing product manufacturers; (g) capitalize on profitability from both the manufacturing and distribution of our products; (h) duplicate its business model for expansion in strategic locations; (i) capitalize on prior research and development efforts and activities of Infiniti within the sealant and coatings business; and (j) expand on Infiniti's current customer base to utilize as a foundation for future sales of our Urecoats products.

Comprehensive Product Line

With our Urecoats products and those acquired from Infiniti, we now offer a comprehensive line of sealant and coating products as described below:

           Urecoats Brands

                      RSM Series™

                     We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application in 1997, and spent four years completing their development. These technologies form the foundation of our Urecoats™ brand products that incorporate recycled material in their composition. Our RSM Series™ products are revolutionary, new weatherproofing products, that provide cost-effective and eco-useful weatherproofing solutions for a variety of industries, such as roofing, waterproofing, steel, and concrete.

                                UrecoatsRSM-100™

                               UrecoatsRSM-100™, a plural component roofing and waterproofing interpenetrating polymer network composition, creates a seamless water resistant elastomeric membrane that fully adheres to a variety of roofing surfaces, substrates and structures. Utilizing crumb rubber from recycled tires in its formula, UrecoatsRSM-100™ exhibits remarkable physical and adhesion properties, and is a durable high performance weatherproofing sealant and coating.

                                UrecoatsRSM-550™

                               UrecoatsRSM-550™, a plural component corrosion inhibiting interpenetrating polymer network composition, creates a monolithic barrier that fully adheres to a variety of steel surfaces and substrates. Utilizing crumb rubber from recycled tires in its formula, UrecoatsRSM-550™ exhibits remarkable physical and adhesion properties, and, like the UrecoatsRSM-100, is a durable high performance weatherproofing sealant and coating.

                                BlueMAX™

                               BlueMAX™ is a proprietary and patent pending plural component hot spray system developed for creating and applying the RSM Series™ product line on-site. Our first commercialized BlueMAX™ production unit is referred to as "Model 230". The BlueMAX™ application system mixes and meters the components of the RSM Series™ formulae, and the resulting product is spray applied hot. The RSM Series™ sealants and BlueMAX™ spray application system are interdependent, analogous to the razor and the razor blade.

                                MilMAX™

                               MilMAX™ is a proprietary and patent pending plural component spray apparatus developed for use with the BlueMAX™ to facilitate the mixing of the components comprising the UrecoatsRSM-100™ formula prior to application to a surface.

                                RSM Certified Training Program™

                               The contractors/end-users of the BlueMAX™ are required to undergo extensive training through our multi-faceted certified contractor training program ("Certified Training Program"). The applicator (end-user) is thoroughly trained in the technical aspects of the BlueMAX™ and UrecoatsRSM-100™ sealant and receives hands-on field experience on both. We offer on-site technical support and refresher courses on a regular basis for customer service purposes.

           URX-300 Series™

          UrecoatsURX-300 Series joint sealants are flexible, high quality, single component thermoplastic elastomer compounds which are extruded hot, thermoset and easy to install. They are ultra-low modulus joint sealant and crack fillers designed to envelop and protect exposed and compromised surfaces for both industrial concrete and asphalt applications.

           Infiniti Brands

                      Infiniti Series™

                     We acquired all right, title and interest in certain intellectual property and formulas, including certain technologies for their manufacture, when we purchased Infiniti. These technologies form the foundation of our Infiniti™ brand products. Our Infiniti Series™ products provide cost-effective weatherproofing solutions to roofing, waterproofing and construction contractors.

ACRYLIC CONCRETE MODIFIER™ - 100% Acrylic Resin Additive for Roof Slurry Coats
ALPINE™ - Premium Quality, 100% Acrylic Satin-Gloss Roof Paint
AQUASEAL 2000™ - Waterborne Acrylic, Multi-Surface Sealer
ARCTIC™ - Flat White, Vinyl Acrylic Roof Paint
ATS-13 CLEAR TOPCOAT™ - 100% Acrylic, Clear Waterborne Roof Tile Sealant
CHALK-BOND+ ™- Penetrating Chalky Wall & Surface Sealer
CHALK-BOND+BLACK SPF™ - 100% Acrylic Primer for Spray Polyurethane Foam
CHALK-BOND+PIGMENTED™ - Penetrating Chalky Wall & Surface Seale
GREAT WHITE™ - 100% Acrylic Elastomeric Roof Coating
GUARDIAN™ - 100% Acrylic Satin-Gloss House & Trim Paint
MULTI-GRIP CLEAR™ - 100% Acrylic, Waterborne Adhesion Primer
PC-1™ - Smooth Brush-Grade Elastomeric Patching Compound
PC-3™ - Fibred Knife-Grade Elastomeric Patching Compound
POLAR™ - Premium Vinyl Acrylic Flat Roof and Satin-Gloss Roof Paints
RAINCOAT™ - High-Build Acrylic Waterproofing Coating
STERLING™ - Silver-Aluminum Roof Paint
STERLING™ - Silver-Aluminum Fibred Roof Mastic
TUFCOAT 8540 ALUMINUM™ - 100% Solids, Polyurea-Urethane Hybrid Coating

                      Other Brands and Items

                     Infiniti also sells other products and equipment supplied from manufacturers and suppliers, including spray polyurethane foam, paints, clear sealers, spray equipment, and supplies, to roofing, waterproofing and construction contractors.

Sales and Marketing

UrecoatsRSM-100™ has excellent characteristics for the roofing and waterproofing industries. Therefore, we are targeting the United States commercial and industrial roofing and waterproofing industries as our initial market segment. According to the National Roofing Contractors Association's 2000-2001 Annual Market Survey, total roofing industry sales for 2000 were $33.84 billion. Roofing contractors participating in the survey predict total industry roofing sales at $36.15 billion in 2001. Urecoats maintains a regional sales and marketing team. Our sales efforts and promotional activities are primarily aimed at roofing and waterproofing contractors for our Flagship Products and general contractors for our Comprehensive Product Line, who use and recommend for use to their customers, sealant and coating products. In addition, Urecoats advertises in professional journals and trade publications and has an extensive direct mail program of descriptive product literature and technical information the to roofing, waterproofing and construction fields. The Company is also developing training modules and seminars to augment its Certified Training Program. In addition, we are further developing our web site and creating a technical team for ongoing customer support. We participate in regional and national trade shows to introduce our Flagship Products, to roofing, waterproofing and general contractors throughout the United States and abroad. We use independent sales representatives, in conjunction with our regional sales and marketing team, for sales and marketing purposes, and generally target: (a) Building Owners; (b) Architects; (c) Engineers; (d) Roofing Consultants; (e) Specifiers; and (f) Contractors. We are implementing our comprehensive marketing campaign that includes a wide variety of video, audio and print mediums. Our campaign adopts a "Take a Peek into the Future" theme, emphasizing a strong commitment to complete customer satisfaction, technologically advanced products, use of recycled material, and state-of-the-art application systems.

Manufacturing

We utilize high volume, quality oriented, and reputable outside vendors in multiple locations across the United States for most of our Comprehensive Product Line's manufacturing needs. This strategy facilitates cost-effective manufacturing and optimizes transportation and delivery costs. We use a variety of specialty and other chemicals in our products. The materials required for manufacturing our Comprehensive Product Line are in large supply and available around the globe. Our current suppliers can meet and exceed our present expected sales volumes.

Distribution

We began developing our own proprietary regional network of distribution centers last year through our acquisition of Infiniti to supply roofing, waterproofing and general contractors with our plural component sealant and coating products and application system. We were able to develop an affiliation with the awareness being generated about our products from our sales and marketing efforts with a Forbes Private 500 roofing material supplier that has 91 locations throughout the Northeast United States. This reputable supplier has agreed to sell, market and service our Comprehensive Product Line through its locations for us and we are in the midst of working out the logistics. We plan to augment our existing Infiniti distribution expansion plans during the 2002 year. Our ultimate aim is to market and sell our Comprehensive Product Line, and new products currently under development now or acquired hereafter by us, in major geographic markets in the United States and abroad.

Research and New Product Development

Our research and development efforts focus on specialty sealants and coatings that are effective, convenient and have an economic benefit. We place a high priority on research and new product and process development. We have spent millions of dollars and conducted extensive research and development on our RSM™ formula and hot spray liquid-applied system technologies. Our research and development activities are supplemented by a commitment to identifying and obtaining new technologies, technological collaborations, joint ventures and acquisition efforts. Our goal is to develop a continuous flow of new products. We are conducting research on variations of our core RSM™ formula for new products in cross-over industries, such as steel and concrete. We also acquired other sealant and coating technologies through our acquisition of Infiniti, which is continuing its development of new products. The Company's research and development expenditures for 2001, 2000 and 1999, were approximately $1.25 million, $1.21 million and $1 million, respectively. There are intrinsic uncertainties associated with the research and development efforts and the regulatory process. There is no assurance that any of the research projects will result in new products that the Company can commercialize.

           RSM Series™ Cross-Over Formula Variations

          Our original RSM™ formula was developed for roofing applications. However, various tests on our RSM™ formula continually confirm that the formula can be used effectively for applications other than roofing. We are continuing to develop and test the RSM™ formula, as applied as moisture and oxygen barriers for steel, concrete and marine applications, among others.

           Ancillary Products

          We are currently developing a complete line of ancillary Urecoats™ brand products, such as flushes, flashings, patching kits, tapes, etc., to augment our RSM Series™ products for inclusion in our growing distribution network.

           Infiniti Series™ Products

          We acquired certain sealant and coating intellectual property and formulas from Infiniti when we purchased Infiniti. Infiniti is continuing to develop additional sealant and coating products using its own technology, and through outside materials manufacturers, for Infiniti™ Brand products, including topcoats for use on our UrecoatsRSM-100™ sealant.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 companies. Future growth is expected to result from the trend of the industry to create new design and manufacture, lower costs, improve product characteristics, reduce weight and corrosion in new applications. Additional industry growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition, price, service, and warranty. Due to the uniqueness of our technologies, ease of application, cost savings, and the environmental marketing component, we believe we can achieve significant market share in this industry. We believe based on our patented RSM™ formula that we do not have direct competition. We have found no other product like our RSM™ that combines the characteristics of an adhesive, sealant and coating in one composition. In addition, our RSM™ can only be created through our proprietary and patent pending BlueMAX™ application system. Nonetheless, Urecoats faces strong indirect competition. Numerous companies are engaged in the development, manufacture and marketing of sealant and coating products that compete with us. These competitors have equivalent or, in most cases, greater availability to resources than we do. In marketing our products to roofing, waterproofing and general contractors, we compete primarily on the basis of product technology, value-added services, product performance, and installed price. Our future success will depend on our ability to successfully market our products and create awareness in industry and the public regarding the value of our products. We are creating the Urecoats brand identity through our sales and marketing efforts. The Urecoats logo and identifying Urecoats products marks are featured on our products, marketing materials and advertising. We are posturing for distribution worldwide. We supplement our sales and marketing activities by participation in industry trade shows and conferences, literature, direct mail, website and advertising in local industry publications.

Patents and Trademarks

Urecoats has a limited number of patents and patent applications, including a patent issued and patents applied for in the United States and in various foreign countries. Principal reliance is placed upon our RSM™ formula and, proprietary BlueMAX™ applicator and MilMAX™ spray wand applicator, and these products are identified by trademarks which are pending and/or published throughout their respective marketing area.

           RSM™ Formula

          We have one issued patent for the RSM™ formula, namely, U.S. Patent No. 6,271,305, issued August 7, 2001, entitled: "Bituminous Polyurethane Interpenetrating Elastomeric Network Composition and Method of Manufacturing the Same". A continuation application seeking broader coverage for the composition was filed in the United States Patent and Trademark Office ("USPTO") on June 27, 2001 and was assigned U.S. Application Serial No. 09/893,242. We filed corresponding international applications in Europe, Application No. 99942335.3, filed August 19, 1999; Brazil, Application No. P19913081-5, filed August 19, 1999; Mexico, Application No. PA/a/2001/001705, filed August 19, 1999 and Canada, Application No. 2,341,202, filed August 19, 1999. Currently, these four applications are pending. The Europe patent application covers the following countries: Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxemburg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland, and United Kingdom. We filed a trademark application for the use of the trademark "RSM" on April 5, 2000, U.S. Application No. 76/018,685 and "Rubber Sealant Membrane(RSM)" on February 8, 2002, U.S. Application No. 76/368,476. These applications are pending. We filed a trademark application for the use of the trademark "Urecoats 100" on April 5, 2000, U.S. Application No. 76/019,022, which was published on December 25, 2001.

           BlueMAX™ Applicator

          We filed one patent application for our spray application technology, namely, U.S. Patent Application Serial No. 09/970,126, on October 3, 2001, entitled: "Applicator Assembly for Application of Adhesives, Sealants and Coatings". This patent application is pending. We filed a trademark application for the use of the trademark "Blue Max" on February 8, 2002, U.S. Application No. 76/368,424. This application is pending.

           MilMAX™ Spray Wand Apparatus

          We filed one patent application for our spray wand apparatus technology, namely, U.S. Patent Application Serial No. 10/072,325, on February 7, 2002, entitled: "Spray Gun/Applicator". This patent application is pending. We filed a trademark application for the use of the trademark "Mil Max" on February 8, 2002, U.S. Application No. 76/368,476. This application is pending.

Employees

At December 31, 2001, the Company employed 36 people.

International Expansion

We are committed to international expansion and building an infrastructure to support these efforts. We recently hired our first international market manager. Marketing activities will be coordinated on a worldwide basis, and resident management teams will provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

Forward-Looking Statements

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its operations.

Historical Information

The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc., on January 14, 1991. In 1993, the Company underwent a recapitalization, reverse merger, discontinued its pre-merger NCC operations, changed its name to Winners All International, Inc., and began post-merger random lottery operations. On February 8, 1999, the Company changed its name to Urecoats Industries Inc. We acquired Rainguard Roofing Corporation, a Florida corporation organized on May 28, 1997, effective January 1, 2001, which had minimal assets and liabilities, so we could enter the roofing and waterproofing business. The Board of Directors divested these operations, effective December 31, 2001. Infiniti Paints Co., Inc. changed its name to Infiniti Products, Inc. on February 8, 2002.

Item 2.   Properties.

Our operations are conducted in leased facilities located throughout Florida. Our headquarters and primary administrative and research facilities are located in Deerfield Beach, Florida. We have four additional facilities in Pompano Beach, Florida, two for manufacturing and two for distribution and warehousing. We have a secondary research facility in Apopka, Florida and distribution facility in Orlando, Florida. These facilities are adequate and provide sufficient space for our present administrative, research and development, manufacturing, distribution, and sales and marketing needs.

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4(a).   Executive Officers of the Registrant.

           Set forth below are the executive officers of the Company. Each serves at the pleasure of the Board:

Name and Present Position	Age	Business Experience During the Past 5 Years and Period Served as Officer

Timothy M. Kardok Chief Executive Officer, President and Director	44

Mr. Kardok was appointed Chief Executive Officer on October 9, 2001 and President on March 19, 2001. He also served as Chief Operating Officer from March 19, 2001 to December 31, 2001 and Treasurer from March 19, 2001 until May 18, 2001. Mr. Kardok was appointed as a Director of the Company on March 1, 2001. Previously, Mr. Kardok was senior vice president, Centimark Corporation, Canonsburg, PA, from October 1997 to February 2000.

Michael T. Adams Executive Vice President and Corporate Secretary	36	Mr. Adams was appointed as Executive Vice President and Corporate Secretary on March 1, 1999. He also served in various executive and other capacities in the Company since January 1, 1997.

John G. Barbar Senior Vice President of Finance, Chief Financial Officer, and Corporate Treasurer	40

Mr. Barbar was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer on May 19, 2001. He also served as Interim Chief Financial Officer from March 19, 2001 to May 18, 2001. Previously, Mr. Barbar was vice president of finance, Pinnacle Healthcare Technologies, Inc., Boca Raton, FL, from September 2000 to March 2001; vice president and treasurer, General Roofing Services, Fort Lauderdale, FL, from February 1999 to September 2000; and chief financial officer, R & J Roofing of Florida Inc., Boca Raton, FL, from November 1996 to August 1998.

Arthur K. Guyton, Ph.D. Senior Vice President of Marketing and Special Projects	40

Dr. Guyton was appointed Senior Vice President of Marketing and Special Projects on August 17, 2001. Previously, Dr. Guyton was a senior manager, Arthur Andersen Business Consulting, Miami, FL, from January 1999 to August 2001; national director of training, Centimark Corporation, Pittsburgh, PA, from January 1998 to December 1998; and national training director, Uniforce Staffing Services, Inc., Boca Raton, FL, from January 1997 to December 1997.

Ronald E. Clark Senior Vice President of Operations and Chief Operating Officer	51

Mr. Clark was appointed Chief Operating Officer on January 1, 2002 and Senior Vice President of Operations on September 1, 2001. Previously, Mr. Clark was vice president of human resources and administration, Centimark Corporation, Pittsburgh, PA, from August 1998 to August 2001 and director of human resources, Port Authority of Allegheny County, Pittsburgh, PA, from March 1995 to August 1998.

James P. Newell Vice President of Sales	40

Mr. Newell was appointed Vice President of Sales on January 17, 2001. Previously, Mr. Newell was vice president of sales, Stevelle Construction Company, Emeryville, CA, from July 2001 to October 2001; manager of strategic planning, National Gypsum Corp., September 2000 to May 2001; area sales and marketing manager, US Gypsum Company, Charlotte, NC, from May 2000 to September 2000; product marketing manager, US Gypsum Company, Chicago, IL, from February 1998 to May 2000; and district sales manager of US Gypsum Company, Fremont, CA, from January 1991 to February 1998.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market for Registrant's Common Equity

The Company's common stock is traded on the over-the-counter bulletin board under the symbol "UREC." The following table sets forth, for the calendar quarters during the past two years, the range of high and low bid information for the common stock as reported by the NASD. The Company did not declare any dividends during the past two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar	2001	2000
Quarter	High	Low	High	Low

First	$1.00	$.38	$3.01	$.135
Second	.90	.31	2.28	.97
Third	.70	.21	1.81	1.06
Fourth	.48	.25	1.78	.44

As of February 12, 2002, there were approximately 7,800 holders of record of the Company's common stock.

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2001, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

           Common Stock

          (1)   On October 9, 2001, we issued an aggregate of 225,000 shares of restricted common stock to directors for board of director services, valued and recorded at $49,275.

          (2)   On December 31, 2001, we issued 521,244 shares of restricted common stock in cancellation of $140,736 in short-term loans bearing interest at 9% per annum, to the Chairman of the Board.

          (3)   On October 1, 2001, we issued an aggregate of 850,000 shares of restricted common stock for consulting services to two directors, valued and recorded at $239,062.

          (4)   On November 14, 2001, we issued 200,000 shares of restricted common stock for consulting services, valued and recorded at $37,350.

          (5)   On November 29, 2001, we issued 200,000 shares of restricted common stock related to a legal settlement, valued and recorded at $32,850.

          (6)   During December 2001, we issued an aggregate of 250,000 shares of restricted common stock for legal settlements, valued and recorded at $41,246.

          (7)   On December 31, 2001, we issued an aggregate of 58,218 shares of restricted common stock to officers, as bonuses, valued and recorded at $9,781.

          (8)   On November 30, 2001, we issued 25,000 shares of restricted common stock to an officer, as other compensation, valued and recorded at $4,031.

          (9)   During December 2001, we issued an aggregate of 196,667 shares of restricted common stock to officers, as other compensation, valued and recorded at $32,915.

          (10)  During November 2001, we issued an aggregate of 5,418,267 shares of restricted common stock pursuant to a private placement offering, for $1,400,000 in cash.

          (11)  During December 2001, we issued an aggregate of 7,010,544 shares of restricted common stock pursuant to a private placement offering, for $1,650,000; of which $450,000 was paid in cash and $1,200,000 in recorded subscriptions receivable.

          Preferred Stock

          On December 31, 2001, we issued 124,755 shares of Series B Convertible Preferred Stock in cancellation of $623,775 in short-term loans bearing interest at 9% per annum, to the Chairman of the Board.

Item 6.   Selected Financial Data.

Year Ended December 31,

Development	Development	Development	Development
Stage	Stage	Stage	Stage
Operations	Operations	Operations	Operations
2001	2000	1999	1998	1997

Summary of Operations
Revenue	$1,255,292	*	$	---	$	---	$	---	$	---
(Loss) From Continuing Operations	$(5,528,858)	$(4,207,332)	$(2,381,026)	$(2,313,977)	$(2,019,925)
(Loss) Per Common Share-Basic	$(0.048)	$(0.045)	$(0.031)	$(0.041)	$(0.091)
(Loss) Per Common Share-Dilutive	$(0.047)	$(0.044)	$(0.031)	$(0.069)	$(0.020)

Financial Position
Total Assets	$5,185,163	$2,149,305	$1,589,739	$1,373,418	$4,343,963
Long-Term Debt	$219,296	$131,920	$34,327	$	---	$	---
Total Liabilities	$2,826,044	$4,091,526	$979,969	$2,635,457	$2,591,324
Total Stockholders' Equity (Deficit)	$2,359,119	$(1,942,221)	$(59,651)	$(1,262,039)	$1,752,639

---
* This amount does not include revenue from our contracting services of $1,352,463, which was discontinued, effective December 31, 2001. The combined revenue of application systems, coatings, sealants and other products, and contracting services totaled $2,607,755. See Consolidated Financial Statements and related Notes for complete information.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2001

Overview

This financial review presents the operating results for Urecoats Industries Inc. for each of the three years in the period ended December 31, 2001, and its financial condition at December 31, 2001. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements.

Business

General Development of Business

Urecoats Industries Inc. ("Urecoats" or the "Company") is a technology-driven sales, marketing and product development company. We are transitioning from a four-year period largely characterized by research and development into a full production mode. A new executive management team was installed during 2001 to lead us out of our prior development-stage operations and we are well into the process of building an infrastructure to meet our strategic plans. We are engaged, through our subsidiaries, in the acquisition, development, manufacturing, sales, marketing, and distribution of unique formulations and product lines for the construction and building products industries. We are selling and distributing our products through a growing distribution network of national distribution locations. We are committed to building shareholder value through diversification of our product lines and brand awareness.

We made a brief entry into the roofing and waterproofing contracting business last year, primarily to control the promotion, testing and application of our UrecoatsRSM-100™ sealant and BlueMAX™ system ("Flagship Products"), and to generate revenues. We divested these contracting operations at the end of 2001.

We entered the distribution business last year, primarily to control the sales, marketing and distribution of our Flagship Products and other sealant and coating products acquired during 2001 ("Comprehensive Product Line").

UrecoatsRSM-100™ has excellent characteristics for the roofing and waterproofing industry. Therefore, we are targeting the United States commercial and industrial roofing and waterproofing industries as our initial market segment for our Flagship Products. We are developing our regional sales and marketing team. Our sales efforts and promotional activities are primarily aimed at roofing and waterproofing contractors for our Flagship Products and general contractors for our Comprehensive Product Line. We require contractors/end-users to go through our Certified Training Program as part of our sales process. We place a high priority on training for various reasons and primarily to make sure that our customers are technically able to properly apply the UrecoatsRSM-100™ sealant using our proprietary BlueMAX™ technology. We participate in regional and national trade shows to introduce our Flagship Products, to roofing, waterproofing and general contractors throughout the United States and abroad. We are implementing our comprehensive marketing campaign that includes a wide variety of mediums.

We conduct light manufacturing operations at present. However, we utilize high volume, quality oriented, and reputable outside manufacturers under private label for most of our Comprehensive Product Line's manufacturing requirements.

We began acquiring and developing our own proprietary national network of distribution centers last year through our acquisition of Infiniti to get our products to out customers. Using the Infiniti model, we opened a second Infiniti location at the end of last year. In addition, we recently established a distribution affiliation with a Forbes Private 500 material supplier that operates 91 locations throughout the Northeast United States. These combined distribution strategies should better enable us to get our products to more markets quicker with less capital outlay. Our ultimate aim is to market and sell our Comprehensive Product Line, and new products under development now or acquired hereafter by us, in major geographic markets in the United States and abroad in the most cost-effective and profitable manner.

Our research and development efforts focus on specialty sealants and coatings that are effective, convenient and have an economic benefit. We have always placed a high priority on research and new product and process development. Our goal is to develop a continuous flow of new products. We are conducting research on variations of our core RSM™ formula for new products in cross-over industries, such as steel and concrete. We also acquired other sealant and coating technologies through our acquisition of Infiniti, which is continuing its development of new products.

We continue to pursue international expansion through joint ventures. We are in negotiations with several parties in Canada, Mexico, and Iceland, and talks with parties in China, Japan, and Europe as of the date of this report.

We have a limited number of patents and patent applications, including a patent issued and patents applied for in the United States and in various foreign countries. Principal reliance is placed upon our RSM™ formula and proprietary BlueMAX™ applicator and MilMAX™ spray wand applicator, and these products are identified by trademarks which are pending and/or published throughout their respective marketing area.

Results of Operations

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

Revenues

The following is a summary of revenues for the years ending December 31,

Year Ended December 31,

2001	2000	1999

Revenue:
Application Systems	$490,000	$	---	$	---
Coatings, Sealants and Other Products	765,292	---	---

Total Revenue	$1,255,292	*	$	---	$	---

We reported record revenue for the year ended December 31, 2001 of $1,255,292. The revenue generated from sales of our proprietary and patent pending applicator system was $490,000 and represented 39% of our revenue, while sales from sealants, coatings and other products was $765,292, which represented 61% of our total revenue. This is the first year we are reporting revenue, therefore, prior year comparisons are not possible.

During the year we acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products, and to generate revenue. The revenue generated by this subsidiary was $1,352,463. The revenue earned by this subsidiary was previously reported as part of our total revenue.

*   This amount does not include revenue from our contracting services of $1,352,463, which was discontinued, effective December 31, 2001. The combined revenue of application systems, coatings, sealants and other products, and contracting services totaled $2,607,755.

As a result of successfully field testing our products and in response to our future customers, who are roofing contractors, management decided to discontinue operations of Rainguard Roofing effective for the year ended December 31, 2001. The total net activity of these discontinued operations is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $4,207,332 for the year ended December 31, 2000 to $6,784,150 for the year ended December 31, 2001 for an increase of $2,576,818. The increase is due to the company exiting its development stage and beginning sales and distribution of its application system, sealants, coatings and other products.

Cost of Sales: Our cost of sales for the year ended December 31, 2001 was $1,060,890 and is comprised of $1,035,311 of direct product costs and $25,579 of freight and other cost of sales. Direct cost for the Application Systems was $426,606 or 87% as a percent of related revenue, and $608,705 for coatings, sealants and other products or 80% as a percent of related revenue. This is the first year that we have cost of sales relating to revenue generated, therefore, prior year comparisons are not possible.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2001 was $2,899,297 as compared to $1,268,441 for the year ended December 31, 2000. The increase of $1,630,856 is attributable to us introducing our comprehensive line of products to the market place. This required an increase of personnel for production, testing, technical support, sales, advertising, show booth and related materials, marketing and distribution. In addition a comprehensive sales and marketing program was established including an updated web site, product brochures, literature pieces and corporate video.

Professional Fees: Our professional fees increased $113,980 from $154,049 for the year ended December 31, 2000 to $268,029 for the year ended December 31, 2001. This increase related to the additional legal, accounting and professional services required for major issues we dealt with during the year such as patent application on the proprietary BlueMAX™ application system and private placement documentation.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2001 was $402,240 as compared to $261,435 for the year ended December 31, 2000 for an increase of $140,805. The increase is attributable to depreciation on vehicles, machinery and equipment acquired to establish production, and field testing our products.

Research and Development: Our research and development costs increased $33,201 from $1,217,012 for the year ended December 31, 2000 to $1,250,213 for the year ended December 31, 2001. This reflects our transition from development stage to full sales and production. We are introducing our proprietary products to the roofing industry in the Southeastern region of the United States. We remain committed to the continual development of new products and technology.

Consulting Fees: Our consulting fees for the year ended December 31, 2001 was $734,273 as compared to $1,108,888 for the year ended December 31, 2000 for a decrease of $374,615. We outsourced certain projects and functions during the year relating to the development of technical, operations, sales, and distribution programs. Some of these functions are currently being handled internally and explains the decrease for the period.

Interest Expense: Our interest expense decreased $28,299 from $197,507 for the year ended December 31, 2000 to $169,208 for the year ended December 31, 2001. The decrease is due to the reduction of total liabilities over the year.

Discontinued Operations: During 2001, we acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products and to generate revenues. As a result of the successful field testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations in the amount of $(1,662,183).

Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Urecoats International, Inc., in 1997. Management evaluated the fair market value of this asset as required and determined that there was no value at December 31, 2001. Therefore, a charge of $913,490 for the impairment of the asset was recorded and reflected as an Extraordinary Item.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

Revenues

We were in the development stage during these years and no revenue was reported for the years ended December 31, 2000 and 1999.

Costs and Expenses

Our total costs and expenses are comprised of selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $2,381,026 for the year ended December 31, 1999 to $4,207,332 for the year ended December 31, 2000 for an increase of $1,826,306. The increase is due to continued research and development efforts.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2000 was $1,268,441 as compared to $561,464 for the year ended December 31, 1999. The increase of $706,977 is attributable to additional personnel and other related costs.

Professional Fees: Our professional fees decreased by $79,798 from $233,847 for the year ended December 31, 1999 to $154,049 for the year ended December 31, 2000. This decrease relates to the reduction in legal and accounting services during the year.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2000 was $261,435 as compared to $118,704 for the year ended December 31, 1999 for an increase of $142,731. The increase is attributable to depreciation on machinery and equipment acquired to further develop and test our products.

Research and Development: Our research and development costs increased $250,316 from $966,696 for the year ended December 31, 1999 to $1,217,012 for the year ended December 31, 2000. This increase relates to the increased emphasis of the development of the RSM-100™ and an appropriate application system.

Consulting Fees: Our consulting fees for the year ended December 31, 2000 were $1,108,888 as compared to $395,758 for the year ended December 31, 1999 for an increase of $713,130. The increase is attributable to the outsourcing of certain research and development.

Interest Expense: Our interest expense for the year ended December 31, 2000 was $197,507 as compared to $104,557 for the year ended December 31, 1999. The decrease of $92,950 is primarily due to interest on a loan from a related party used to fund the operations of our Company.

Liquidity and Capital Resources

We had $519,225 of cash on hand at December 31, 2001 reflecting an increase of $502,227 when compared to the $16,998 of cash on hand at December 31, 2000. The cash on hand at December 31, 1999 was $15,026.

The cash required by operations for 2001 was $5,438,908 which was primarily attributable to our net loss for the year offset by increase in accrued expenses and elimination of non-cash expenses for consulting, legal fees, settlements and employee compensation. The cash required by operations for 2000 and 1999 was $2,914,223 and $1,682,901 respectively and was a result of our net loss offset by an increase in the elimination of non-cash expenses primarily for consultants and employee compensation.

The cash used in investing activities was $1,437,007 for the year ended December 31, 2001 as compared to $725,505 for the year ended December 31, 2000 reflecting an increase of $711,502. The net cash required for capital expenditures in the current year was $652,645 for the purchase of vehicles, machinery and equipment for the production of our product and the establishment of the contracting services subsidiary. We also invested in computer systems, both hardware and software, which is enabling us to more effectively manage our business. The net capital expenditures were $686,617 in 2000 and $437,618 in 1999 and represent the major reason for the cash required from investing activities for those years.

We also used $728,903 of cash in the acquisition of our wholly owned subsidiary, Infiniti Paint Co., Inc. in 2001. This acquisition expanded our product line to include a broader base of proprietary products in addition to providing an internal distribution source for our existing products.

The cash provided from financing activities was $7,378,142 for the year ended December 31, 2001 as compared to $3,641,700 for the year ended December 31, 2000 and $2,047,963 for 1999. The primary source of cash each year is attributable to the issuance of common stock and proceeds of loans from the Chairman of the Board.

We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. We anticipate further financing through short-term loans or the sale of our preferred stock to accredited sophisticated investors.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

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

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the Company's disclosures about its businesses made in the Company's press releases and in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission ("SEC").

Item 8. Financial Statements and Supplementary Data.

URECOATS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

As of December 31,

2001	2000

Assets

Current Assets:
Cash	$519,225	$16,998
Accounts Receivable	1,054,592	---
Inventory (Note 5)	343,446	---
Prepaid Expenses and Other Current Assets	225,267	104,815

Total Current Assets	2,142,530	121,813

Property, Plant & Equipment, Net (Note 6)	$1,215,668	$951,452

Other Assets:
Intangibles, Net (Note 7)	1,798,490	1,051,564
Deposits	28,475	24,476

Total Other Assets	1,826,965	1,076,040

Total Assets:	$5,185,163	$2,149,305

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)

As of December 31,

2001	2000

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable and Accrued Expenses (Note 8)	$1,566,874	$589,999
Current Maturities of Long-Term Debt (Note 9)	205,975	130,334
Short-Term Notes and Loans Payable (Note 10)	232,260	5,880

Total Current Liabilities	2,005,109	726,213

Long-Term Debt (Note 9)	219,296	131,920
Capital Leases (Note 13)	1,017	5,454
Due to Related Parties (Note 11)	---	2,507,000
Deferred Income (Note 12)	---	50,000
Commitments and Contingencies (Note 13)	600,622	670,939

Total Liabilities	2,826,044	4,091,526

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
which Designations: (Notes 11, 15, 17)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued
and Outstanding (Less Offering Costs of $7,645)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized, Issued and
Outstanding	500,000	---
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized;
131,402,830 and 99,341,969 Issued and Outstanding at December
31, 2001 and 2000, respectively	1,314,028	993,420
Additional Paid-In Capital	34,392,433	21,776,138
Subscriptions Receivable	(1,200,000)	---
Accumulated (Deficit)	(32,702,377)	(24,766,814)

Total Stockholders' Equity (Deficit)	2,359,119	(1,942,221)

Total Liabilities and Stockholders' Equity (Deficit)	$5,185,163	$2,149,305

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31

2001	Development Stage Operations 2000	Development Stage Operations 1999

Revenue:
Application Systems	$490,000	$	---	$	---
Coatings, Sealants and Other Products	765,292	---	---

Total Revenue	1,255,292	---	---

Cost of Sales:
Application Systems	426,606	---	---
Coatings, Sealants and Other Products	608,705	---	---
Other Cost of Sales	25,579	---	---

Total Cost of Sales	1,060,890	---	---

Gross Profit	194,402	---	---

Operating Expenses:
Selling, General and Administrative	2,899,297	1,268,441	561,464
Professional Fees	268,029	154,049	233,847
Depreciation and Amortization	402,240	261,435	118,704
Research and Development	1,250,213	1,217,012	966,696
Consulting Fees	734,273	1,108,888	395,758
Interest Expense	169,208	197,507	104,557

Total Operating Expenses	5,723,260	4,207,332	2,381,026

Operating (Loss)	(5,528,858)	(4,207,332)	(2,381,026)

(Loss) From Discontinued Operations (Note 3)	(1,473,637)	(314,022)	(151,247)

(Loss) Before Extraordinary Item	(7,002,495)	(4,521,354)	(2,532,273)

Extraordinary Item-Impairment of Goodwill (Note 2)	(913,490)	---	---

Net (Loss)	$(7,915,985)	$(4,521,354)	$(2,532,273)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Year Ended December 31

2001	Development Stage Operations 2000	Development Stage Operations 1999

Net (Loss) Per Common Share-Basic
Continuing Operations	$(0.048)	$(0.045)	$(0.031)
Discontinued Operations	(0.013)	(0.002)	(0.002)
Extraordinary Item-Impairment of Goodwill	(0.008)	---	---

Total	$(0.069)	$(0.047)	$(0.033)

Weighted Average Shares Outstanding	115,372,400	96,045,094	75,870,501

Net (Loss) Per Common Share-Diluted
Continuing Operations	$(0.047)	$(0.044)	$(0.031)
Discontinued Operations	(0.012)	(0.002)	(0.002)
Extraordinary Item-Impairment of Goodwill	(0.008)	---	---

Total	$(0.067)	$(0.046)	$(0.033)

Weighted Average Shares Outstanding	118,226,400	97,788,594	76,990,001

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock Amount	Common Stock Amount

As of the Year Ended	Series A Shares	Series B Shares	Par Value $1.00	Shares	Par Value $1.00

December 31, 1999	62,500	---	$55,035	92,748,219	$927,482

Issuance of Common Stock	---	---	$	---	6,593,750	$65,938
Net Loss	---	---	$	---	---	---

December 31, 2000	62,500	---	$55,035	99,341,969	$993,420

Issuance of Common Stock	---	---	$	---	32,060,861	$320,608
Issuance of Common Stock	---	---	$	---	---	$	---
Issuance of Preferred Stock	---	500,000	$500,000	---	$	---
Net (Loss)	---	---	$	---	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	$	---	---	$	---

December 31, 2001	62,500	500,000	$555,035	131,402,830	$1,314,028

(Continued)
As of the Year Ended	Additional Paid-In Capital	Subscriptions Receivable	Accumulated (Deficit)	Total

December 31, 1999	$19,203,292	$	---	$(20,245,460)	$(59,651)

Issuance of Common Stock	$2,572,846	$	---	$	---	$2,638,784
Net (Loss)	$	---	$	---	$(4,521,354)	$(4,521,354)

December 31, 2000	$21,776,138	$	---	$(24,766,814)	$(1,942,221)

Issuance of Common Stock	$10,616,295	$	---	$	---	$10,936,903
Issuance of Common Stock	$	---	$(1,200,000)	$	---	$(1,200,000)
Issuance of Preferred Stock	$2,000,000	$	---	$	---	$2,500,000
Net (Loss)	$	---	$	---	$(7,915,985)	$(7,915,985)
Accrued Dividend on Preferred
Stock and Other Adjustments	$	---	$	---	$(19,578)	$(19,578)

December 31, 2001	$34,392,433	$(1,200,000)	$(32,702,377)	$2,359,119

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

2001	Development Stage Operations 2000*	Development Stage Operations 1999*

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(5,528,858)	$(4,207,332)	$(2,381,026)
Discontinued Operations	(1,473,637)	(314,022)	(151,247)
Extraordinary Item - Impairment of Goodwill	(913,490)	---	---
Adjustments to Reconcile Net (Loss) to Net Cash Provided
(Used) by Operating Activities:
Depreciation and Amortization	402,240	261,435	118,704
Extraordinary Item - Impairment of Goodwill	913,490	---	---
Non-Cash Operating Activities:
Board of Director Fees	78,750	67,852	---
Interest	80,839	---	---
Legal Fees, Settlements and Other Services	416,493	139,875	266,819
Consultant Fees	487,136	843,303	512,980
Other Compensation	643,106	148,804	201,049
Changes in Assets and Liabilities:
Prepaid Expenses	(132,777)	(76,360)	33,392
Accounts and Loans Receivable	(534,299)	(1,029)	(241)
Inventory	(187,007)	---	---
Other Current Assets	(52,241)	---	---
Deposits	(1,724)	(16,135)	(3,114)
Accounts Payable and Accrued Expenses	483,388	187,868	(264,524)
Deferred Income	(50,000)	50,000	---
Commitments and Contingencies	(70,317)	1,518	(15,693)

Net Cash (Used) by Operating Activities	(5,438,908)	(2,914,223)	(1,682,901)

Cash Flows From Investing Activities
(Acquisition) of Property and Equipment	(980,871)	(686,617)	(437,618)
Disposition of Property and Equipment	328,226	---	---
(Acquisition) of Intangibles	(784,362)	(38,888)	(15,219)

Net Cash (Required) by Investing Activities	$(1,437,007)	$(725,505)	$(452,837)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Year Ended December 31,

2001	2000*	1999*

Cash Flows From Financing Activities
Proceeds from the Issuance of Common Stock	$1,853,230	$87,950	$55,000
Proceeds of Notes and Credit Line	1,079,797	260,386	59,387
(Payment) of Notes and Credit Line	(899,502)	(64,392)	(7,628)
(Payment) of Loans	---	(41,244)	(150,126)
(Payment) of Loans from Related Parties	---	---	(118,170)
Proceeds of Loans from Related Parties	5,344,617	3,399,000	2,209,500

Net Cash Provided by Financing Activities	7,378,142	3,641,700	2,047,963

Net Increase (Decrease) In Cash	502,227	1,972	(87,775)

Cash at Beginning or Period	16,998	15,026	102,801

Cash at End of Period	$519,225	$16,998	$15,026

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-	$-0-

Cash Payments for Inerest	$56,364	$25,507	$7,985

Non-Cash Investing Activities:
Acquisitions	$(805,000)	$	---	$	---

Total Non-Cash Investing Activities	$(805,000)	$	---	$	---

Non-Cash Financing Activities:
Issuance of Common Stock:
Operating Activities	$1,706,324	$1,199,834	$980,848
Repayment of Debts	7,872,747	1,351,700	2,698,813
Acquisitions	805,000	---	---

Total Non-Cash Financing Activities	$10,384,071	$2,551,534	$3,679,661

Note: * The Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999 have been reclassified to conform to the December 31, 2001 presentation.

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies.

This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Organization

The Company was incorporated in October 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. in January 1991. On October 27, 1993, the legal name of the Company was changed to Winners All International, Inc. The Company was operationally inactive from August 1, 1995 through January 26, 1997. Pursuant to a January 29, 1997 Board of Directors meeting, resolutions pertaining to discontinue all former operations, retroactive to the year ended July 31, 1995, were ratified. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. On February 8, 1999, the legal name of the Company was changed to Urecoats Industries Inc.

Business

The Company, through its subsidiaries, is a technology-driven sales and marketing company that develops and commercializes specialty sealant and coating products for the building products and construction industries.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (application systems) or average cost (all other inventory) versus the current market (net realizable value). Cost is determined by the first-in, first-out method.

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

Intangible Assets

Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired (Goodwill), capitalized patent application costs, and acquisition of formulae, are amortized, commencing in the year of significant revenue recognition, by the straight-line method over estimated useful lives of 40 years, and 10 years, respectively.

Pursuant to Statement of Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company assesses the recoverability of these costs whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net undiscounted cash flows generated by the assets.

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

Revenue Recognition

The Company recognizes revenue from sales of application systems when incidences of ownership have been transferred. Revenue from the sale of coatings, sealants and other products is recognized when the goods are shipped to the customer. Allowances for returns are provided for based upon an analysis of the Company's historical patterns of returns matched against the sales from which they originated.

Research and Development

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

Warranty Reserves

The Company establishes warranty reserves as a percentage of revenue to adequately provide for potential warranty claims commencing upon the recognition of significant revenue.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Development Stage

The Company exited its development-stage and began operations on January 1, 2001.

New Accounting Standards Not Yet Adopted

In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill. Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired.

In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued and is effective for all periods or fiscal years beginning December 15, 2001 (currently 2002 for the Company). SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending March 31, 2002.

Note 2:   Extraordinary Item.

The Company had recorded goodwill arising from the acquisition of Urecoats International, Inc. (f/k/a Perma Seal International, Inc.) in 1997. Management evaluated the fair market value of this asset and determined that it no longer had any value at December 31, 2001. Therefore, a charge of $913,490 for the impairment of the goodwill was recorded and reflected as an Extraordinary Item.

Note 3:   Discontinued Operations.

Rainguard Roofing Corporation was acquired, effective January 1, 2001, primarily for the Company to field test its flagship products, UrecoatsRSM-100™: and BlueMAX™: spray application system, and generate revenue. As a result of successful field-testing and in response to roofing and waterproofing contractors, Management decided to divest the roof contracting business commencing in the fourth quarter. The impact of this divestiture has been reflected in (Loss) from Discontinued Operations in the amount of $(1,662,183).

A summary of the (loss) from discontinued operations for the year ended December 31, 2001 is as follows:

Revenues	$1,352,463
Cost of Sales	1,949,212

Gross Profit (Loss)	(596,749)

Operating Expenses	1,065,434
Other Income (Expense)	188,546

(Loss) From Discontinued Operations	(1,473,637)

The remaining useful assets of these entities have been transferred to the existing operating entities.

On April 14, 1999, the Board of Directors passed a unanimous resolution to discontinue the activities of Designer Wear, Inc. ("DWI") and ROK International, Inc. ("ROK"), retroactive for the year ended December 31, 1998. DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products. Operations related to Branded Merchandise products have been reflected in Income (Loss) from Discontinued Operations amounting to $188,546, ($314,022) and ($151,247), for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 4:   Acquisition.

The Company completed the acquisition of Infiniti Paint Company, Inc. (n/k/a Infiniti Products, Inc.), effective September 1, 2001, for $1,611,010. The purchase price was paid in cash and stock: $775,000 cash and 1,550,000 shares of Common Stock valued at $775,000 and miscellaneous expenses related to the acquisition of $61,010. The purchase accounting method was used to account for the transaction and the results have been included since the date of acquisition.

The following proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 2001, 2000 and 1999.

Year Ended December 31, (UNAUDITED)

2001	2000	1999

Revenue	$2,883,166	$2,350,701	$1,871,332
Cost of sales	2,129,696	1,618,982	1,361,464

Gross Profit	753,470	731,719	509,868
Operating Expenses	6,263,943	4,900,975	2,862,133

Operating (Loss)	(5,510,473)	(4,169,256)	(2,352,265)
(Loss) From Discontinued Operations	(1,473,637)	(314,022)	(151,247)

(Loss) Before Extraordinary Item	(6,984,110)	(4,483,278)	(2,503,512)
Extraordinary Item-Impairment of Goodwill	(913,490)	---	---

Net (Loss)	$(7,897,600)	$(4,483,278)	$(2,503,512)

Note 5. Inventories. The following is a summary of inventories for the years ending December 31,

2001	2000

Raw Materials	$75,266	$-0-
Finished Goods	268,180	-0-

Total	$343,446	$-0-

Note 6: Property and Equipment. The following is a summary of property and equipment for the years ending December 31,

Estimated
2001	2000	Useful Life

Vehicles	$524,034	$269,969	5 Years
Leasehold Improvements	408,097	217,836	3 Years
Office Equipment	354,319	179,758	5 Years
Machinery and Equipment	504,030	628,986	5 Years
Capitalized Leases	---	19,241	3 Years

Total Propery and Equipment	1,790,480	1,315,790
Less: Accumulated Depreciation	(574,812)	(364,338)

Total Property and Equipment	$1,215,668	$951,452

Depreciation expense for the years ended 2001, 2000 and 1999, was $401,929, $261,275 and $118,553, respectively.

Note 7.   Intangibles.

The following is a summary of intangibles for the years ending December 31,

2001	2000

Organization Costs	$	---	$840
Goodwill	1,611,010	913,490
Patent Costs	107,480	57,881
Proprietary Formula Acquisition Costs	80,000	80,000

Total Intangibles	1,798,490	1,051,211
Less: Accumulated Amortization	---	(647)

Total Intangibles, Net	$1,798,490	$1,051,564

Amortization of organizational costs for the years ended 2001, 2000 and 1999, were $-0-, $167 and $151, respectively.

Goodwill arising from the cost, in excess of fair market value of tangible assets and liabilities acquired, results from the Company's 2001 acquisition of Infiniti Paint Co., Inc. (n/k/a Infiniti Products, Inc.).

Patent and Proprietary Formula costs are amortized, under the straight-line method, over ten years. Amortization is to commence upon recognition of significant revenues.

The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of intangible assets.

Note 8: Accounts Payable and Accrued Expenses. The following is a summary of accounts payable for the years ending December 31,

2001	2000

Accounts Payable	$1,316,444	$396,220
Accrued Payroll Taxes	38,911	21,082
Accrued Expenses	110,000	150,061
Accrued Sales Taxes	25,472	22,636
Accrued Other	76,047	---

Total Accounts Payable and Accrued Expenses	$1,566,874	$589,999

Note 9: Long-Term Debt. The following is a summary of long-term debt for the years ending December 31,

29

2001	2000

2.9% - 18% - Various Notes Payable, Due in Monthly Installments of $17,900,
$10,672, respectively, including Interest, Maturing through 2006, Secured by
Equipment	$407,271	$244,254
12% Notes Payable, payable on Demand, Unsecured	18,000	18,000

$425,271	$262,254
Less: Current Maturities	(205,975)	(130,334)

Total Long-Term Debt	$219,296	$131,920

Debt Maturity Schedule
Years Ending December 31
2002	$219,580
2003	121,281
2004	55,858
2005	24,768
2006	3,784

$425,271

Note 10.   Short-Term Notes and Loans Payable.

The Company has a $300,000 line of credit bearing interest at 9.7% per annum. The December 31, 2001 balance of $226,380, maturing July 31, 2002, is secured by assets of the Company and from a personal guarantee of the Chairman of the Board. In addition, the Company has a loan payable of $5,880, at December 31, 2001 and 2000, to an individual, which is non-interest bearing and payable on demand.

Note 11.   Related Party Transactions.

The following is a summary of related party transactions for the years ending December 31, 2001 and 2000,

(i) The Company issued restricted common stock to officers and directors as follows:

2001	2000

Shares	Value	Shares	Value

Consulting Fees	870,000	$246,371	1,894,500	$396,189
Cancellation of Indebtedness	521,244	140,736	2,100,000	1,247,000
Other Compensation	1,864,384	522,216	1,000,000	118,500
Board of Director Fees	300,000	78,750	75,000	67,852
Exercise of Plan Options	---	---	175,000	28,000
Exercise of Non-Plan Option	12,000,000	5,280,000	---	---
Private Placement	1,949,318	500,000	---	---

17,504,946	$6,768,073	5,244,500	$1,857,541

(ii) The following is a summary of additional related party transactions for the year ended December 31, 2001:

(a)

The Chairman of the Board has personally guaranteed $345,191 of various notes from a financial institution and $300,000 for a primary supplier. In addition, the Chairman of the Board has confirmed a financial guarantee to provide up to $5,000,000 to the Company for operating expenses incurred or to be incurred during the year 2001. See Note 19 - Subsequent Events.

(b)	The Company has a Key Man Life Insurance Policy in place covering the Chairman of the Board. The policy is an annually renewable $3,000,000 term life policy and the Company is the beneficiary.

(c)

During 2001, the Company issued the Chairman of the Board 521,244 shares of restricted common stock for a purchase price of $140,736. The applicable purchase price was paid for by cancellation of indebtedness in the foregoing amount, represented by outstanding short-term loans bearing interest at 9% per annum received by the Chairman of the Board during 2001.

(d)

During 2001, the Chairman of the Board purchased an aggregate of 500,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $2,500,000. The applicable purchase price was paid for by cancellation of indebtedness in the foregoing amount, represented by outstanding short-term loans bearing interest at 9% per annum received by the Chairman of the Board during 2001. The Chairman of the Board is the Holder of all of the Series B Convertible Preferred Stock.

(e)

The Company granted the Chairman of the Board on January 8, 2001, a three year restricted stock option, exercisable for the purchase of 12,000,000 shares of restricted common stock at $.44 per share, as consideration for his agreement to continue funding the working capital requirements of the Company up to $3,000,000 and forbearing repayment of funds he advanced to the Company during the year 2000, through the 2001 calendar year. During 2001, the Chairman of the Board exercised the entire amount of the option and paid for the shares by cancellation of indebtedness of $5,280,000, represented by outstanding short-term loans bearing interest at 9% per annum received by the Chairman of the Board during 2000 and 2001.

(f)

During 2001, the Company issued the Chairman of the Board, in his former Chief Executive Officer capacity, 1,000,000 shares of restricted common stock as a bonus, which transaction was valued and recorded at $281,250.

(g)	During 2001, the Company issued an aggregate of 531,050 shares of restricted common stock to the current Chief Executive Officer as bonuses, which transactions were valued and recorded at $145,841.

(h)

During 2001, the Company issued an aggregate of 333,334 shares of restricted common stock to the current Chief Executive Officer as other compensation pursuant to his employment agreement, which transactions were valued and recorded at $95,125.

(i)

During 2001, the Company issued an aggregate of 850,000 shares of restricted common stock to two directors under financial consulting arrangements, which transactions were valued and recorded at $239,062.

(j)	During 2001, a director purchased 1,949,316 shares of restricted common stock pursuant to a private placement offering for $500,000 in cash.

(k)

During 2001, the Board of Directors granted a non-qualified stock option on October 9, 2001 ("Date of Grant") for 3,000,000 shares of common stock pursuant to the 2000 Stock Purchase and Option Plan to the Chairman of the Board in consideration for his financial support over the past three years in excess of $10,000,000 to fund the working capital and other requirements, including personal guarantees, of the Company. The option is good for 2 years, vested, and exercisable for common stock at a price per share of $.396, which is 110% of the value of the Company's closing bid price on the Date of Grant.

Note 12:   Deferred Income.

The Company received $50,000 pursuant to a license agreement. In 2000, the license agreement was inactive. Therefore, the Company has recorded the income on a deferred basis until such time that the licensee activates the license. During 2001 the Company was able to recognize the revenue relating to this agreement.

Note 13: Commitments and Contingencies. Leases The Company has seven operating leases as follows:

Location	Description of Operations	Terms

Deerfield Beach, FL	Corporate Headquarters	08-21-2001	-	08-21-2006
Deerfield Beach, FL	Distribution and Training	02-01-2002	-	03-01-2006
Pompano Beach, FL	Research and Development	02-05-2001	-	02-28-2003
Pompano Beach, FL	Manufacturing and Warehousing	01-04-2000	-	02-28-2003
Pompano Beach, FL	Distribution and Manufacturing	Month-to-Month
Orlando, FL	Distribution and Warehousing	12-15-2001	-	01-31-2008
Orlando, FL	Research and Development	Month-to-Month

The Company leases a forklift under a non-cancelable capital lease expiring in March 2003. The Company is also leasing two facilities on a month-to-month basis with lease payments totaling $7,159 per month. Future minimum lease payments required under the non-cancelable operating and capitalized leases are as follows:

Year Ending December 31	Operating Leases	Capitalized Leases

2002	$449,380	$4,437
2003	333,470	1,110
2004	316,205	---
2005	310,314	---
2006	111,467	---
Thereafter	86,168	---

Total Minimum Lease Payments	$1,607,004	5,547

Less Amounts Representing Interest	(163)

Present Value of Net Minimum Lease Payments	5,384
Less Current Portion	(4,367)

Long-Term Portion, Capitalized Lease	$1,017

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $263,908, $147,658 and $64,284, respectively.

LITIGATION

AG Industries vs. the Company, et al - On April 17, 1995, AG Industries sued UC'NWIN Systems Corporation and the Company for a breach of contract and causes of action for unjust enrichment and breach of implied contract. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries responded and opposed the Defendants' motion. On November 8, 1996, as a result of non-attendance at Pretrial Conferences, a judgment against the Company of $541,333 was decreed in the United States District Court, Eastern Division but never recorded in the jurisdiction. Management learned of the foregoing in April 2000 and believes the Company can overturn this judgment and has sufficient reserves to offset future settlement of this judgment.

The following is a summary of the reserve established by the Company for commitments and contingencies for the years ending December 31, as follows:

2001	2000

Judgments	$67,880	$191,810
Accounts Payable of Discontinued Operations	100,499	112,382
Other Liabilities of Discontinued Operations	166,869	101,373
Reserve for Litigation Settlements	265,374	265,374

$600,622	$670,939

NOTE 14:   INCOME TAXES

At December 31, 2001, the Company has taxable net operating loss carry-forwards of approximately $30,132,000 to be utilized to offset taxable income arising from the next 3 to 20 years. The Company files a consolidated income tax return and cumulative timing difference between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

Cumulative Benefit of Net Operating Loss Carry-Forwards	$31,000,000
Issuance of Stock for Officers and Directors Compensation	(768,000)
Tax Depreciation versus Book Depreciation	(100,000)

$30,132,000

Total Deferred Tax Asset	$10,473,000
Less Valuation Allowance	(10,473,000)

Net Deferred Tax Asset	$-0-

It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

NOTE 15:   SECURITIES TRANSACTIONS.

COMMON STOCK

(a) The Company issued 300,000 shares of restricted common stock to directors for board of director services during the year, which was valued at $78,750. See Note 11 - Related Party Transactions.

(b) The Company issued an aggregate of 721,244 shares of restricted common stock in cancellation of indebtedness valued at $173,586, of which 521,244 valued at $140,736 were issued to a director and officer. See Note 11 - Related Party Transactions.

(c) The Company issued 1,216,254 shares of restricted common stock for consulting services valued at $331,171, 870,004 of which were issued to officers and directors in consulting capacities, valued at $247,381. See Note 11 - Related Party Transactions.

(d) The Company issued 2,208,961 shares of restricted common stock for employee compensation and bonuses valued at $617,906, of which 1,864,384 shares were issued to officers and directors, valued at $522,216. See Note 11 - Related Party Transactions.

(e) The Company issued 100,000 shares of restricted common stock for legal services valued at $41,025 included in loss from discontinued operations.

(f) The Company issued 242,500 shares of common stock valued at $129,430 upon exercise of options under the 1999 Employee and Consultant Stock Purchase and Option Plan, 506,500 shares of common stock valued at $152,970 upon exercise of options under the 2000 Employee and Consultant Stock Purchase and Option Plan, and 12,000,000 shares of common stock under a restricted common stock option; of the foregoing, a total of 12,000,000 shares were issued to officers and directors, valued at $5,280,000 in cancellation of indebtedness, $706,500 in cancellation of consulting and legal fees, $23,500 in cancellation of employee bonuses, and $3,230 in cash. See Note 11 - Related Party Transactions.

(g) The Company issued 50,000 shares of common stock valued at $30,000 to acquire Rainguard Roofing Corporation. See Note 3 - Discontinued Operations.

(h) The Company issued 1,550,000 shares of common stock valued at $775,000 to acquire Infiniti Paint Co, Inc. See Note 4 - Acquisitions.

(i) The Company issued 736,500 shares of common stock valued at $277,468 in settlement of legal issues.

(j) The Company issued 7,212,492 shares of restricted common stock valued at $1,850,000 in a private placement offering, 5,216,319 shares of restricted common stock valued at $1,200,000 for subscriptions receivable related to this offering, of which 1,949,316 were issued to a director valued $500,000. See Note 19 - Subsequent Events.

PREFERRED STOCK

The Company issued an aggregate of 500,000 shares of Series B Convertible Preferred Stock in cancellation of indebtedness valued at $2,500,000, to the Chairman of the Board. See Note 11 - Related Party Transactions.

NOTE 16:   STOCK OPTIONS.

STOCK OPTION PLANS

1998 Employee and Consultant Stock Option Plan

On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"). Under the 1998 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1998 Plan provides for the grant of an aggregate of 3,000,000 options, which are exercisable for common stock. In 2001, the Company did not have any options available for grant under the 1998 Plan. There were 3,000,000 options granted, 2,880,000 exercised, and 120,000 outstanding under the 1998 Plan as of December 31, 2001.

1999 Consultant and Employee Stock Purchase and Option Plan

The 1999 Consultant and Employee Stock Purchase and Option Plan, was approved by shareholders on February 8, 1999, and amended by the board of directors on April 14, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for the grant of an aggregate of 8,000,000 options, which are exercisable for common stock. In 2001, the Company granted 230,000 options under the 1999 Plan. There were 8,000,000 options granted, 6,899,500 exercised, and 1,100,500 outstanding under the 1999 Plan as of December 31, 2001.

2000 Stock Purchase and Option Plan

The 2000 Stock Purchase and Option Plan was approved by shareholders on June 20, 2000 ("2000 Plan"). Under the 2000 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2000 Plan provides for the grant of an aggregate of 5,000,000 options, which are exercisable for common stock. In 2001, the Company granted 4,210,000 options under the 2000 Plan. There were 4,210,000 options granted, 710,000 exercised, 3,500,000 outstanding, and 790,000 available for grant under the 1999 Plan as of December 31, 2001.

Non-Plan Options

The Company granted two non-plan options. Under the first option, the party has the right to purchase 200,000 shares of common stock at $1.00 per share. The option was granted on November 8, 2000 and is good for five years. Under the second option, the party has the right to purchase a total of 2,000,000 shares of common stock pursuant to a financial advisory services agreement entered into on November 14, 2001. Under the agreement, 1,000,000 options will be issued six months after the date of the agreement and 1,000,000 after twelve months. The option is good for three years and the exercise price is calculated at the prior thirty-day average price of the Company's common stock.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$.13 - $.31	981,500	2.1	$.16	981,500	$.16
$.32 - $.45	3,440,000	2.4	$.38	3,105,000	$.36
$.46 - $.67	160,000	2.2	$.60	22,500	$.67
$.87 - $.98	130,000	1.0	$.93	120,000	$.98
$.99 - $1.28	209,000	2.1	$1.14	209,000	$1.14

$.13 - $1.28	4,920,500	1.96	$.64	4,438,000	$.66

Note 17: Stockholders' Equity. Preferred Stock

Series A Convertible Preferred Stock

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

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, $1.00 par value, and authorized 500,000 shares for issuance. The stated value per each Series B Preferred share is $5.00, which includes the par value of $1.00 per share. A brief description of some of the terms and conditions of the Series B Preferred Shares are described hereinbelow. The holders of the outstanding Series B Preferred Shares (collectively, the "Holder" and each a "Holder") shall have no voting rights with respect to the Series B Preferred Shares, except as required by law, including but not limited to The General Corporation Law of Delaware, and as expressly provided in the Certificate of Designation.

A Holder shall have the right to convert the Series B Preferred Shares into shares of the Company's common stock, $.01 par value per share (the "Common Stock") (as converted, the "Conversion Shares"), on the terms and conditions set forth in the Certificate of Designation. Subject to the restrictions identified in the Certificate of Designation, any Holder shall be entitled to convert any or all of the Series B Preferred Shares into fully paid and nonassessable restricted shares of Common Stock at the Conversion Rate of 15 shares of restricted Common Stock for each share of Series B Preferred Shares converted at any time on or from time to time after 180 days from the initial date of issuance of the first Series B Preferred Shares are issued provided the Company has the statutory power and authority to issue such restricted shares at the time of conversion.

The Company is not statutorily authorized and does not have available, nor has it reserved the necessary shares of Common Stock, solely for the purpose of effecting the full conversion of the Series B Preferred Shares. If, after 180 days subsequent to the Initial Issuance Date, the Company lacks the Statutory or legal capacity to issue Common Stock pursuant to a Holder's Conversion Notice, the Mandatory Conversion Date shall be automatically extended for additional and successive six month periods until such time that the Company is statutorily and legally empowered to issue Common Stock on conversion. In such event, the annual dividend (described below) which is payable on the remaining shares subject to the conversion option shall be increased and payable at the rate of 9% per annum and shall continue at such rate until such time that the Company is so statutorily empowered.

The registered Holders of the outstanding Series B Preferred Shares shall be entitled to receive cumulative dividends at the rate of 4% per annum of the Stated Value per each Series B Preferred Share (the "Dividend"). Such Dividend shall be payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2001 (each of such dates being a "Dividend Payment Date"). Such Dividend shall accrue on each Series B Preferred Share from the date of issuance of such Series B Preferred Shares (with appropriate proration for any partial dividend period) and shall accrue from day-to- day, whether or not earned or declared. Dividend payments made with respect to Series B Preferred Shares may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. See also Note 11 - Related Party Transactions.

Note 18: Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2001, the uninsured cash balances total $277,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company currently relies upon one vendor to manufacture the principal components of the application system.

Note 19: Subsequent Events. Series C Convertible Preferred Stock

Designation

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, $1.00 par value, and authorized 750,000 shares for issuance. The stated value per each Series C Preferred share is $20.00, which includes the par value of $1.00 per share. A brief description of some of the terms and conditions of the Series B Preferred Shares are described hereinbelow. The holders of the outstanding Series C Preferred Shares (collectively, the "Holders" and each a "Holder") shall have no voting rights with respect to the Series C Preferred Shares, except as required by law, including but not limited to The General Corporation Law of Delaware, and as expressly provided in the Certificate of Designation. A Holder shall have the right, at such Holder's option, to convert the Series C Preferred Shares according to a conversion ration ("Conversion Ratio") into shares of the Company's common stock, $.01 par value per share (the "Common Stock") (as converted, the "Conversion Shares"), on the terms and conditions in the Certificate of Designation. The Conversion Ratio means the number of shares of restricted Common Stock issuable upon conversion of each share of Series C Preferred Stock which number of shares of Common Stock and varies depending upon the number of Series C Preferred Stock purchased. The price per share of Common Stock into which each share of Series C Preferred Stock is convertible is determined at the time of purchase of the Series C Preferred Stock pursuant to a discount formula related to the amount of investment by each investor. The discount formula is based upon two variables in order to determine price per share of Common Stock: (1) the total amount of the subscription on date of purchase which shall determine the applicable discount; and (2) the average of the closing bid prices per share for the common stock during the thirty (30) trading days immediately preceding (and including) the date of subscription for the Series C Preferred Stock, to determine the price per share of Common Stock and the applicable discount, on the following basis:

Discount Percentage From
Subscription Amount	Average Bid Price Per Share

$100,000 to $249,999	15%
$250,000 to $499,999	20%
$500,000 and greater	25%

Once determined, the price per share (of Common Stock into which the Series C Preferred Stock is convertible) is divided into the amount paid per share for the Series C Preferred Stock in order to determine the number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock. Subject to the restrictions identified in the Certificate of Designation, any Holder shall be entitled to convert any or all of the Series C Preferred Stock into fully paid and nonassessable restricted shares of Common Stock at the Conversion Ratio at any time on or from time to time after 180 days (the "Conversion Waiting Period") from the initial date of issuance of the first Series C Preferred Stock "Initial Issuance Date") provided the Company has the statutory power and authority to issue such restricted shares at the time of conversion. The Company is not statutorily authorized and does not have available nor has it reserved the necessary shares of Common Stock, solely for the purpose of effecting the full conversion of the Series C Preferred Stock. If, after 180 days subsequent to the Initial Issuance Date, the Company lacks the Statutory or legal capacity to issue Common Stock pursuant to a Holder's Conversion Notice, the Conversion Waiting Period shall be automatically extended for additional and successive three month periods until such time that the Company is statutorily and legally empowered to issue Common Stock on conversion.

The Company covenanted to take all necessary steps after the Initial Issuance Date and prior to the Mandatory Conversion Date (as defined in the Certificate of Designation, to cause the Company to have the necessary statutory power and authority to issue the restricted shares of Common Stock upon conversion of the Series C Preferred Stock. The registered Holders of the outstanding Series C Preferred Stock shall be entitled to receive cumulative dividends at the rate of 4% per annum of the Stated Value per each Series C Preferred Share (the "Dividend"). Such Dividend shall be payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2002 (each of such dates being a "Dividend Payment Date"). Such Dividend shall accrue on each Series C Preferred Stock from the date of issuance of such Series C Preferred Stock (with appropriate pro-ration for any partial dividend period) and shall accrue from day-to- day, whether or not earned or declared. Dividend payments made with respect to Series C Preferred Stock may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor.

Option

The Company entered into a Series C Preferred Stock Option Agreement with the Chairman of the Board ("Optionee") on January 8, 2002. Pursuant to and subject to the terms and conditions of the Agreement, the Company granted to the Optionee, the right and option (the "Call Option") to purchase at $20.00 per share (the "Stated Value") on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock" or the "Shares") of the currently authorized and unissued Series C Preferred Stock, par value $1.00 per share of Urecoats Industries Inc. The Call Option is exercisable, in whole or in part, during the period commencing with the date on which it was granted and ending on December 31, 2003. The Call Option may be exercised pursuant to the Agreement by written notice to the Company stating the number of Shares with respect to which the option is being exercised, together with payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of the Company's indebtedness to the Optionee; or (iv) any combination of the foregoing. Under the Agreement, the Optionee granted to the Company the right and option ("Exercise Demand Right") to require Optionee to exercise a portion of his Call Option up to a maximum aggregate of 250,000 shares of Series C Preferred Stock. This Exercise Demand Right is exercisable by the Company at any time or from time to time during the term that the Call Option, or any part thereof is outstanding, solely to require the Optionee to purchase as much of the Series C Preferred Stock necessary for continuance of the Company's operations during fiscal 2002. The Exercise Demand Right will remain outstanding for as long as the Call Option remains outstanding, and to the same extent as the Call Option.

Option, or the Company's exercise of the Exercise Demand Right, that there is presently no reserve for Common Stock into which the Series C Preferred Stock is convertible and further acknowledges his awareness that the Company has committed, subject to approval of the shareholders, to increasing the Company's authorized common stock capitalization in its Restated Certificate of Incorporation, as amended, or taking such other necessary and further steps in order to obtain and reserve sufficient shares of common stock prior to the time that the Series C Preferred Stock becomes convertible. The Agreement provided that if there is any change in the capitalization of the Company affecting in any manner the number or kind of outstanding shares of common stock of the Company, whether by stock dividend, stock split, reclassification or recapitalization of such stock, or because the Company has merged or consolidated with one or more other corporations (and provided the Call Option does not thereby terminate pursuant to Section 5 therein), then the number and kind of shares then subject to the Call Option and the price to be paid therefore shall be commensurately adjusted by the Board of Directors. Any such adjustment shall be made without change in the aggregate purchase price applicable to the unexercised portion of the Call Option, but with an appropriate adjustment to the price of each Share or other unit of security covered by this Call Option.

Securities Transactions

Restricted Common Stock

The Company issued 75,000 shares of restricted common stock to a director for board of director services, valued and recorded at $23,625.

Series C Convertible Preferred Stock

The Company issued 246,450 shares of Series C Convertible Preferred Stock valued at $5,008,000 in a private placement offering and has reserved 157,200 shares of Series C Convertible Preferred Stock valued at $3,144,000 pursuant to subscriptions receivable related to this offering.

Long-Term Director, Officer and Manager Programs

The Company is currently developing a long-term program to attract and retain qualified directors, officers and managers, which consist of various elements. A brief summary of each element is provided below. The Company has not taken any official action with respect to these plans at this time.

2002 Non-Employee Director Restricted Stock Plan

The purpose of the 2002 Non-Employee Director Restricted Stock Plan is to enable the Company to attract and retain the services of experienced and knowledgeable Non-Employee Directors and to align further their interests with those of the stockholders of the Company by providing for or increasing the proprietary interests of the Non-Employee Directors in the Company.

2002 Executive Incentive Plan

The purpose of the 2002 Executive Incentive Plan is to advance the interests of the Company and its stockholders by affording executive officers ("Executives") of the Company an opportunity to acquire or increase a proprietary interest in the Company or to otherwise benefit from the success of the Company through the grant to such Executives of Incentive Awards under the terms and conditions in the plan. By thus encouraging such Executives to become owners of the Company's shares and by granting such Executives other incentive compensation that is measured by the increased market value of the Company's shares or another appropriate measure of the success and profitability of the Company, the Company seeks to attract, retain and motivate those highly competent individuals upon whose judgment, initiative, leadership and continued efforts the success of the Company in large measure depends.

2002 Management Incentive Plan

The purpose of the 2002 Management Incentive Plan is to enable the Company to reward eligible managers and individual contributors for their contributions to providing the Company's stockholders increased value for their investment through the successful accomplishment of specific financial objectives and individual performance objectives.

2002 Stock Option Plan

The purpose of the 2002 Stock Option Plan is to afford certain of its key directors, employees, officers, and consultants, who are responsible for the continued growth of the Company, an opportunity to acquire a proprietary interest in the Company, and, thus, to create in such individuals a greater concern for the welfare of the Company and its subsidiaries. The Company, by means of this plan, seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management's best judgments and estimates.

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management and careful selection and training of qualified personnel, applicable to all employees of the Company and its subsidiaries. Management believes that the Company's system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets.

The Audit Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, interacts with the independent auditors and management periodically to discuss internal accounting controls, auditing and financial reporting matters and to discharge its responsibilities outlined in its written charter. The Committee reviews with the independent auditors the scope and results of the audit effort. Both the independent auditors and Audit Committee have private and confidential access to each other at all times.

Baum & Company, P.A. was engaged to audit the 2001, 2000, and 1999 consolidated financial statements of Urecoats Industries Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page 41 of this Report.

March 29, 2002

/s/ Timothy M. Kardok Chief Executive Officer and President

/s/ John G. Barbar Senior Vice President of Finance, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Urecoats Industries Inc.:

We have audited the accompanying consolidated balance sheets of Urecoats Industries Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urecoats Industries Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida March 25, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information under this Item is included in the section entitled "Election of Directors" contained in the Company's definitive Proxy Statement to be filed no later than 120 days after the close of the fiscal year ended December 31, 2001 (the "2002 Proxy Statement") and is incorporated herein by this reference. Information with respect to executive officers is included on page 9 of this Form 10-K.*

The information required by Item 405 of Regulation S-K is included under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement and is incorporated herein by this reference.*

Item 11. Executive Compensation.

Information under this Item is included in the sections entitled "Executive Compensation" and "Director Compensation" contained in the Company's 2002 Proxy Statement are incorporated herein by this reference.*

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under this Item is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement and is incorporated herein by this reference.*

Item 13. Certain Relationships and Related Transactions.

Information under this Item is included in the section entitled "Transactions with Related Persons" in the 2002 Proxy Statement and is incorporated herein by this reference.*

-----
*  The information required for Part III hereof shall be included in the 2002 Proxy Statement (which definitive Proxy Statement will be filed no later than 120 days after the close of the fiscal year ended December 31, 2001) or shall otherwise be filed and incorporated herein by this reference on or before April 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Index to Financial Statements

1.	Financial Statements included in Part II of this report:

Page

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000	17
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2001	19
Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Years in the Three Year Period Ended December 31, 2001	21
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2001	22
Notes to Consolidated Financial Statements	24
Report of Management	40
Independent Auditors' Report	41

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b) Reports on Form 8-K

The Company filed two Form 8-Ks during the fourth quarter of 2001 as follows:

1.	Current Report on Form 8-K dated September 4, 2001, filed electronically with the SEC on September 20, 2001, which is incorporated herein by this reference.

2.	Current Report on Form 8-K dated September 30, 2001, filed electronically with the SEC on October 25, 2001, which is incorporated herein by this reference.

3.	Current Report on Form 8-K dated December 31, 2001, filed electronically with the SEC on January 31, 2002, which is incorporated herein by this reference.

(c) Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page 45 of this Report.

(d) Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to besigned on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2002	URECOATS INDUSTRIES INC.

		By	/s/ Timothy M. Kardok

Timothy M. Kardok
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf ofthe registrant and in the capacities and on the dates indicated.

Date:	March 29, 2002	By	/s/ Richard J. Kurtz

Richard J. Kurtz
Chairman of the Board

Date:	March 29, 2002	By	/s/ Timothy M. Kardok

Timothy M. Kardok
Chief Executive Officer, President and Director

Date:	March 29, 2002	By	/s/ John G. Barbar

John G. Barbar
Senior Vice President of Finance, Chief Financial Officer and Treasurer

Date:	March 29, 2002	By	/s/ David M. Goldblatt

David M. Goldblatt
Director

Date:	March 29, 2002	By	/s/ Arthur J. Gregg

Arthur J. Gregg
Director

Date:	March 29, 2002	By	/s/ Jerold L. Zaro

Jerold L. Zaro
Director

Date:	March 29, 2002	By	/s/ Steven Mendelow

Steven Mendelow
Director

INDEX OF EXHIBITS
Exhibit Number	Description

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-KSB for the Year Ended December 31, 2000)

3.2	Amendments to Bylaws of the Company (incorporated by reference to Item 5. Other Information, to the Company's report on Form 10-Q for the Quarter Ended September 30, 2001)

10.1	Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1, to the Company's report on Form 8-K for the Current Report dated September 30, 2001)

10.2	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2, to the Company's report on Form 8-K for the Current Report dated December 31, 2001)

4.1	Certificate of Designation of Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K for the Current Report dated September 30, 2001)

4.2	Amendment to the Certificate of Designation of Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 8-K for the Current Report dated December 31, 2001)