Form 10-Q
period 2002-03-31
URECOATS INDUSTRIES INC
filed 2002-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

Commission File No.  0-20101

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Newport Center Plaza 1239 East Newport Center Drive Suite 101 Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)

(954) 428-8686
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2002 there were 132,503,043 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

SIGNATURES	21

INDEX OF EXHIBITS	22

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

URECOATS INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 and December 31, 2001	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001	8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS
Current Assets:
Cash	$610,883	$519,225
Accounts Receivable	1,493,918	1,054,592
Inventory	489,932	343,446
Prepaid Expenses and Other Current Assets	223,527	225,267

Total Current Assets	2,818,260	2,142,530

Property, Plant and Equipment, Net	1,181,233	1,215,668

Other Assets:
Intangibles, Net	1,775,584	1,798,490
Deposits	25,475	28,475

Total Other Assets	1,801,059	1,826,965

Total Assets	$5,800,552	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	March 31, 2002	December 31, 2001

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,153,432	$1,566,874
Current Maturities of Long-Term Debt	209,245	205,975
Short-Term Notes and Loans Payable	56,268	232,260

Total Current Liabilities	1,418,945	2,005,109

Other Liabilities:
Long-Term Debt	99,497	219,296
Capital Leases	—	1,017
Due to Related Parties	200,000	—
Commitments and Contingencies	600,622	600,622

Total Other Liabilities	900,119	820,935

Total Liabilities	2,319,064	2,826,044

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,645)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and Outstanding	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 280,150 Issued and Outstanding	280,150	—
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 132,078,043 and 131,402,830 Issued and Outstanding at March 31, 2002 and December 31, 2001, respectively	1,320,780	1,314,028
Additional Paid-In Capital	39,950,034	34,392,433
Subscriptions Receivable	(3,525,000)	(1,200,000)
Accumulated (Deficit)	(35,099,511)	(32,702,377)

Total Stockholders’ Equity	3,481,488	2,359,119

Total Liabilities and Stockholders’ Equity	$5,800,552	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001(1)

Revenue:
Application Systems	$646,538	$—
Coatings, Sealants and Other Products	673,961	—

Total Revenue	1,320,499	—

Cost of Sales:		—
Application Systems	631,155	—
Coatings, Sealants and Other Products	427,969	—
Other Cost of Sales	87,575	—

Total Cost of Sales	1,146,699	—

Gross Profit	173,800	—

Operating Expenses:
Selling, General and Administrative	2,119,653	774,184
Professional Fees	70,557	73,094
Depreciation and Amortization	122,273	91,067
Research and Development	89,568	42,956
Consulting Fees	157,141	87,310
Interest Expense	5,689	72,579

Total Operating Expenses	2,564,881	1,141,190

Operating (Loss)	(2,391,081)	(1,141,190)

(Loss) From Discontinued Operations	18,331	(188,611)

Net (Loss)	$(2,372,750)	$(1,329,801)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - CONTINUED)

	Three Months Ended

	March 31, 2002	March 31, 2001(1)

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.018)	$(0.011)
Discontinued Operations	0.000	(0.002)

Total	$(0.018)	$(0.013)

Weighted Average Shares Outstanding	131,740,437	103,723,352

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.018)	$(0.011)
Discontinued Operations	0.000	(0.002)

Total	$(0.018)	$(0.013)

Weighted Average Shares Outstanding	136,206,937	106,867,094

(1)	The condensed consolidated statement of operations for the three months ended March 31, 2001 has been restated to conform with the March 31, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss):
Continuing Operations	$(2,391,452)	$(1,141,190)
Discontinued Operations	18,702	(188,611)

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	129,401	91,067

Non-Cash Operating Activities:
Board of Director Fees	23,625	29,475
Interest	—	64,899
Legal Fees, Settlements and Other Services	—	106,800
Consultant Fees	36,300	39,635
Other Compensation	181,577	33,454
Changes in Assets and Liabilities:
Prepaid Expenses	53,957	33,636
Accounts and Loans Receivable	(439,326)	(83,294)
Inventory	(146,486)	(21,047)
Other Current Assets	(52,217)	—
Deposits	3,000	(2,961)
Accounts Payable and Accrued Expenses	(434,081)	163,134
Commitments and Contingencies	—	1,500

Net Cash (Used) by Operating Activities	(3,017,000)	(873,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(141,591)	(380,375)
Disposition of Property and Equipment	91,338	—
(Acquisition) of Intangibles	(23,133)	(19,225)

Net Cash (Required) by Investing Activities	(73,386)	(399,600)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	Three Months Ended

	March 31, 2002	March 31, 2001(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Common Stock	$3,278,000	$3,230
Proceeds of Notes and Credit Line	789,180	279,562
(Payment) of Notes and Credit Line	(1,085,136)	(93,909)
Proceeds of Loans from Related Parties	200,000	1,106,000

Net Cash Provided by Financing Activities	3,182,044	1,294,883

Net Increase In Cash	91,658	21,780

Cash at Beginning or Period	519,225	16,998

Cash at End of Period	$610,883	$38,778

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$0	$0

Cash Payments for Interest	$5,689	$8,024

Non-Cash Investing Activities:
Acquisitions	$0	$(30,000)

Total Non-Cash Investing Activities	0	$(30,000)

Non-Cash Financing Activities:
Issuance of Common Stock:
Operating Activities	$241,502	274,263
Repayment of Debts	—	3,551,467
Acquisitions	—	30,000

Total Non-Cash Financing Activities	$241,502	$3,855,730

(1)	The condensed consolidated cash flows for the three months ended March 31, 2001 has been restated to conform with the March 31, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note 2 - Recently Adopted Accounting Standards.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142), issued in July 2001 and effective for all periods of fiscal years beginning after December 15, 2001, which establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Pursuant to SFAS No. 142, the Company is required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), issued in October 2001 and effective for all periods or fiscal years beginning December 15, 2001, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

Note 3 - Inventories.

Components of inventories were:

	March 31, 2002	December 31, 2001

Raw Materials	$77,485	$75,266
Finished Goods	412,447	268,180

Total	$489,932	$343,446

Note 4 - Series C Convertible Preferred Stock.

Designation

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, $1.00 par value, and authorized 750,000 shares for issuance. The stated value per each Series C Preferred Share is $20.00, which includes the par value of $1.00 per share. The holders of the outstanding Series C Preferred Shares have no voting rights with respect to the Series C Preferred Shares, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the Certificate of Designation. A Holder has the right to convert the Series C Preferred Shares according to a conversion ratio into shares of our common stock, $.01 par value per share, on the terms and conditions set forth in our Certificate of Designation. The Conversion Ratio means the number of shares of restricted Common Stock issuable upon conversion of each share of Series C Preferred Stock, which number of shares of Common Stock varies depending upon the number of Series C Preferred Stock purchased. The price per share of Common Stock into which each share of Series C Preferred Stock is convertible is determined at the time of purchase of the Series C Preferred Stock pursuant to a discount formula related to the amount of investment by each investor. The discount formula is based upon two variables in order to determine price per share of Common Stock: (1) the total amount of the subscription on date of purchase which shall determine the applicable discount; and (2) the average of the closing bid prices per share for the common stock during the 30 trading days immediately preceding (and including) the date of subscription for the Series C Preferred Stock, to determine the price per share of Common Stock and the applicable discount, on the following basis:

Subscription Amount	Discount Percentage from The Average Bid Price Per Share
$100,000 to $249,999	15%
$250,000 to $499,999	20%
$500,000 and greater	25%

Once determined, the price per share (of Common Stock into which the Series C Preferred Stock is convertible) is divided into the amount paid per share for the Series C Preferred Stock in order to determine the number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock. Subject to the restrictions identified in the Certificate of Designation, any Holder shall be entitled to convert any or all of the Series C Preferred Stock into fully paid and nonassessable restricted shares of Common Stock at the Conversion Ratio at any time on or from time to time after 180 days from the initial date of issuance of the first Series C Preferred Stock provided the Company has the statutory power and authority to issue such restricted shares at the time of conversion. The Company is not statutorily authorized and does not have available nor has it reserved the necessary shares of Common Stock, solely for the purpose of effecting the full conversion of the Series C Preferred Stock. If, after 180 days subsequent to the Initial Issuance Date, the Company lacks the Statutory or legal capacity to issue Common Stock pursuant to a Holder’s Conversion Notice, the Conversion Waiting Period shall be automatically extended for additional and successive three month periods until such time that the Company is statutorily and legally empowered to issue Common Stock on conversion. The registered Holders of the outstanding Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 4% per annum of the Stated Value per each Series C Preferred Share. Such Dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2002. Such Dividend shall accrue on each Series C Preferred Stock from the date of issuance of such Series C Preferred Stock (with appropriate pro-ration for any partial dividend period) and shall accrue from day-to- day, whether or not earned or declared. Dividend payments made with respect to Series C Preferred Stock may be made in cash when and as declared by the Board of Directors out of funds legally available therefor.

Private Placement

The Company sold a total of 280,150 shares of Series C Convertible Preferred Stock valued at $5,603,000 in a private placement offering, of which 176,250 shares valued at $3,525,000 have been reserved pursuant to subscriptions received related to the offering.

Stock Option

The Company entered into a Series C Preferred Stock Option Agreement with the Chairman of the Board (the “Optionee”) on January 8, 2002 (“Date of Grant”). Pursuant to and subject to the terms and conditions of the Agreement, the Company granted to him, the right and option (the “Call Option”) to purchase at $20.00 per share (the “Stated Value”) on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of our Series C Convertible Preferred Stock of the currently authorized and unissued Series C Preferred Stock, par value $1.00 per share (the “Shares”). The Call Option is exercisable, in whole or in part, during the period commencing with the date on which it was granted and ending on December 31, 2003.

The Call Option may be exercised pursuant to the Agreement by written notice to the Company stating the number of Shares with respect to which the option is being exercised, together with payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of our indebtedness to him; or (iv) any combination of the foregoing. Under the Agreement, the Optionee granted to the Company the right and option (“Exercise Demand Right”) to require the Optionee to exercise a portion of his Call Option up to a maximum aggregate of 250,000 shares of Series C Preferred Stock. This Exercise Demand Right is exercisable by the Company at any time or from time to time during the term that the Call Option, or any part thereof is outstanding, solely to require the Optionee to purchase as much of the Series C Preferred Stock necessary for continuance of our operations during fiscal 2002 and beyond. The Exercise Demand Right will remain outstanding for as long as the Call Option remains outstanding, and to the same extent as the Call Option. If the Optionee elects to exercise the Call Option or the Company invokes the Exercise Demand Right under the Agreement, then the Optionee will be able to convert the Series C Preferred Shares into common stock at a price of $.22 per share (the price per share was calculated pursuant to the Conversion Ratio formula on the Date of Grant).

Note 5 - Warranty Reserve.

The Company established a warranty reserve that is currently being calculated at 3% of Revenue. The warranty reserve at March 31, 2002 was $31,183.

Note 6 - Discontinued Operations.

The condensed consolidated financial statement for the three months ended March 31, 2001 have been restated to reflect the discontinued operations of our roofing contracting subsidiary. During 2001, the Company acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products and to generate revenues. As a result of the successful field-testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the first quarter of 2001 is reflected in the Loss from Discontinued Operations on the Consolidated Statement of Operations in the amount of $342,290.

Note 7 - 2002 Stock Option Plan.

The Board of Directors approved the 2002 Stock Option Plan (“2002 Option Plan”), effective January 1, 2002, subject to approval, statutory authority to issue shares of common stock pursuant to options granted thereunder, and adjustments, by stockholders. The following brief summary is qualified in its entirety by reference to the full text of the 2002 Option Plan. See Exhibit 10.1.

Purpose

The 2002 Option Plan affords directors, officers and key employees, who are responsible for the continued growth of the Company, an opportunity to acquire a proprietary interest in the Company, and, thus, to create in such individuals a greater concern for the welfare of the Company and its subsidiaries.

Options Available

Up to 3,250,000 million shares of common stock, subject to adjustments for stock dividends, splits and other events that affect the number of shares of common stock outstanding, may be issued under the 2002 Option Plan. The shares issuable under the 2002 Option Plan may be newly-issued or treasury shares (including those acquired by us in the open market). The 2002 Option Plan provides that proportionate adjustment will be made to the maximum number of underlying shares subject to purchase and authorized under the 2002 Director Plan and, to the extent appropriate, to other aspects of existing or future options in the event of a stock split, recapitalization or similar event.

Note 8 - 2002 Executive Incentive Plan.

The Board of Directors approved the 2002 Executive Incentive Plan (“2002 Executive Plan”), effective January 1, 2002, subject to approval, statutory authority to issue shares of common stock thereunder, and adjustments, by stockholders. The following brief summary is qualified in its entirety by reference to the full text of the 2002 Executive Plan. See Exhibit 10.2.

Purpose

The purpose of the 2002 Executive Incentive Plan is to advance the interests of the Company and its stockholders by affording to executive officers of the Company and its subsidiaries an opportunity to acquire or increase a proprietary interest in the Company or to otherwise benefit from the success of the Company through the grant of stock options, restricted stock, stock appreciation rights, stock payments, performance awards or other awards granted or sold under the 2002 Executive Plan (“Incentive Award”).

Securities Available

The aggregate number of shares of common stock issuable under the 2002 Executive Plan shall be up to 5,000,000 shares. Incentive Stock Options will be subject to the lesser of the maximum annual percentage limitation for all Incentive Awards and a maximum cumulative limitation of 3,000,000 shares. The 2002 Executive Plan provides that the maximum number of shares with respect to which options may be granted under the 2002 Executive Plan to an executive officer in any given calendar year shall not exceed 250,000 shares. The maximum number of shares issuable under the 2002 Executive Plan during any calendar year, the number and kind of shares or other securities subject to then outstanding Incentive Awards, and the price for each share or other unit of any other securities subject to then outstanding Incentive Awards, will be appropriately and proportionately adjusted to reflect mergers, consolidations, sales or exchanges of all or substantially all of the properties of the Company, reorganizations, recapitalizations, reclassifications, stock dividends, stock splits, reverse stock splits, spin-offs or other distributions with respect to such shares of common stock (or any stock or securities received with respect to such common stock) or a reduction in the value of the outstanding shares of common stock by reason of an extraordinary cash dividend.

Note 9 - 2002 Management Incentive Plan.

The Board of Directors approved the 2002 Management Incentive Plan (“2002 Management Plan”), effective January 1, 2002, subject to approval, statutory authority to issue shares of common stock pursuant to options granted in connection with Bonus Awards, and adjustments, by stockholders. The following brief summary is qualified in its entirety by reference to the full text of the 2002 Management Plan. See Exhibit 10.3.

Purpose

The 2002 Management Plan is designed to enable the Company to reward eligible managers and individual contributors for their contributions to providing stockholders increased value for their investment through the successful accomplishment of specific financial objectives and individual performance objectives.

Measurement Periods

The 2002 Management Plan will be measured on a quarter-by-quarter basis to determine eligible bonuses for each calendar year. Each calendar year shall be referred to as its respective Plan Year (i.e. the calendar year 2002 is referred to as “2002 Year”).

Bonus Funding Pool

The 2002 Management Plan is solely funded by stock options (“Bonus Pool”). The Bonus Pool has been set by the Board at a maximum of 1,000,000 stock options pursuant to our existing and/or future stock option plans, for the duration of the 2002 Management Plan. A maximum limit of 250,000 stock options is available for bonus awards each year (“Maximum Annual Limit”), which may be increased if the Company does not award the maximum limit in any given year, to a subsequent year. Bonuses are funded based on the Company achieving minimum revenue threshold levels on a quarter-by-quarter basis. If these minimum thresholds are not met, no bonuses will be awarded for the applicable Measurement Period.

Threshold Levels

In order for the eligible Participants to receive any bonus awards during the 2002 Year, the minimum revenue targets (cumulative) outlined in the table below must be achieved for each Measurement Period.

1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
$ 1.5 Million	$ 3.5 Million	$ 6.5 Million	$ 10.5 Million

Note 10 - Long-Term Employment Agreements.

The Company entered into long-term employment agreements with all of its executive officers (the “Executive Agreements”). These Executive Agreements, effective and commencing on or after January 1, 2002 and ending December 31, 2005, provide for various types of compensation and incentives. The following brief summary is qualified in its entirety by reference to the full text of the employment agreements. See Exhibits 10.4, 10.5, 10.6, 10.7, 10.8, and 10.9.

The compensation and incentive elements in these Executive Agreements generally include: (a) annual base salary, in various sums, which will be reviewed and may be increased from time to time, in the discretion of the Compensation Committee; (b) an aggregate amount of shares of restricted common stock as other compensation, subject to vesting in various share increments on a quarterly basis commencing on the effective date; (c) incentive stock options to purchase varying amounts of common stock, subject to vesting, and exercisable at any time, in whole or in part, within 5 years of the date of grant, provided, further, these stock options will vest up to a varying maximum per year and after the end of each calendar year, in a number to be determined by dividing the common stock price as of the end of any applicable year into a number equal to 5% of any such year’s excess revenues, rounded to the nearest integer. As used in the agreements, “Excess Revenues” means the Company’s annual revenues minus $1 million; (d) eligibility to earn performance awards from time to time that the Company may, in its discretion, determine to put into effect, with each executive being afforded an opportunity to earn a varying minimum aggregate of shares of restricted common stock during the term of their agreement at a varying maximum number of shares during each calendar year with respect to these plans or arrangements. The administrator of these plans or arrangements will determine the performance criteria (which need not be identical) to be utilized to calculate the value of the Performance Awards, the term of such Performance Awards, the Payment Event, and the form and time of payment of Performance Awards. The specific terms and conditions of each Performance Award shall be set forth in a written statement evidencing the grant of such Performance Award.; and (e) a varying minimum and maximum yearly bonus for the CEO and discretionary bonus for the other executive officers.

Note 11 - Subsequent Events.

Series C Convertible Preferred Stock – Subscriptions Received

From April 1, 2002 to May 14, 2002, we received an aggregate amount of $700,000 in cash pursuant to subscriptions received during the first quarter of 2002 from our Series C Convertible Preferred Stock private placement offering. See Note 4 – Series C Convertible Preferred Stock, Private Placement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarter are based on our fiscal year and first quarter, which end on December 31 and March 31, respectively.

Business

Urecoats Industries Inc. (“Urecoats” or the “Company”) is a technology-driven sales, marketing and product development company. We are transitioning from a four-year period largely characterized by research and development into a full production mode. The executive management team installed during 2001 is leading us out of our prior development-stage operations and we are well into the process of building an infrastructure to meet our strategic plans. We are engaged, through our subsidiaries, in the acquisition, development, manufacturing, sales, marketing, and distribution of unique formulations and product lines for the construction and building products industries. We are selling and distributing our products through a growing network of national distribution locations. We are committed to building shareholder value through diversification of our product lines and brand awareness.

We made a brief entry into the roofing and waterproofing contracting business last year, primarily to control the promotion, testing and application of our UrecoatsRSM-100™ sealant and BlueMAX™ system (“Flagship Products”), and to generate revenues. We divested these contracting operations at the end of 2001. The first quarter of 2001 has been restated to conform to the first quarter 2002 presentation. We began acquiring and developing a national network of distribution centers during 2001 through our acquisition of Infiniti to get our Flagship Products and other sealant and coating products acquired from Infiniti (“Comprehensive Product Line”), to customers. We have established a distribution affiliation with a Forbes Private 500 material supplier that operates 91 locations throughout the Northeastern United States.

UrecoatsRSM-100™ has excellent characteristics for the roofing and waterproofing industry. Therefore, we are targeting the United States commercial and industrial roofing and waterproofing industries as our initial market segment for our Flagship Products. We are developing a regional sales and marketing team. Our sales efforts and promotional activities are primarily aimed at roofing and waterproofing contractors for our Flagship Products and general contractors for our Comprehensive Product Line. We require contractors/end-users to go through our Certified Contractor Training Program as part of our sales process. We place a high priority on training for various reasons, primarily to make sure that our customers are technically able to properly apply the UrecoatsRSM-100™ sealant using our proprietary BlueMAX™ technology. We participate in regional and national trade shows to introduce our Flagship Products, to roofing, waterproofing and general contractors throughout the United States and abroad. We are implementing our comprehensive marketing campaign through a wide variety of mediums.

We conduct light manufacturing operations at present. However, we utilize high volume, quality oriented, and reputable outside manufacturers under private label for most of our Comprehensive Product Line’s manufacturing requirements. Our research and development efforts focus on specialty sealants and coatings that are effective, convenient and have an economic benefit. We are conducting research on variations of our core RSM™ formula for new products in cross-over industries, such as steel and concrete. We are also continuing development of new products based on the sealant and coating technologies acquired from Infiniti.

Results of Operations

Quarter Ended March 31, 2002 as Compared to Quarter Ended March 31, 2001

Revenues

The following is a summary of revenues for:

	Quarter Ended March 31,

	2002	2001

Revenue:
Application Systems	$646,538	$—
Coatings, Sealants and Other Products	$673,961

Total Revenue	$1,320,499	$—

We reported record revenue for the quarter ended March 31, 2002 of $1,320,499. The revenue generated from sales of our proprietary and patent pending applicator system was $646,538 and represented 49% of our revenue, while sales from sealants, coatings and other products was $673,961, which represented 51% of our total revenue. We did not have revenue from our core products in the first quarter of 2001; therefore, comparisons to that quarter are not possible.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $1,141,190 for the quarter ended March 31, 2001 to $3,711,580 for the quarter ended March 31, 2002 for an increase of $2,570,390. The increase is due to the company exiting the development stage and beginning the marketing, sales and distribution of its application system, sealants, coatings and other products.

Cost of Sales: Our cost of sales for the quarter ended March 31, 2002 was $1,146,699 and is comprised of $1,059,124 of direct product costs and $87,575 of freight and other cost of sales. Direct cost for the Application Systems was $631,155 or 98% as a percent of related revenue, and $ 427,969 for coatings, sealants and other products or 64% as a percent of related revenue. We did not have revenue from our core products in the comparable quarter in 2001; therefore, prior quarter comparisons are not possible.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the quarter ended March 31, 2002 was $2,119,653 as compared to $774,184 for the quarter ended March 31, 2001. The increase of $1,345,469 is attributable to us introducing our comprehensive line of products to the market place. The increase can be allocated and attributed to the following major categories: 30% to payroll and payroll related costs for sales, marketing, production, testing and technical support; 30% for expenses toward marketing, advertising, conventions and promotional materials; 19% to our internal distribution channel; 10% to rent and insurance expenses; and 11% to other expenses.

Professional Fees: Our professional fees decreased $2,357 from $73,094 for the quarter ended March 31, 2001 to $70,557 for the quarter ended March 31, 2002.

Depreciation and Amortization: Our depreciation and amortization expense for the quarter ended March 31, 2002 was $122,273 as compared to $91,067 for the quarter ended March 31, 2001 for an increase of $31,206. The major portion of the increase relates to amortization of costs for the acquisition of our proprietary formula and for the securing of patents.

Research and Development: Our research and development costs increased $46,612 from $42,956 for the quarter ended March 31, 2001 to $89,568 for the quarter ended March 31, 2002. This reflects our commitment to the continual development and testing of new products and technology.

Consulting Fees: Our consulting fees for the quarter ended March 31, 2002 was $157,141 as compared to $87,310 for the quarter ended March 31, 2001 for an increase of $69,831. The increase is related to fees paid for business and financial consulting, in addition to services relating to the development and testing of products.

Interest Expense: Our interest expense decreased $66,890 from $72,579 for the quarter ended March 31, 2001 to $5,689 for the quarter ended March 31, 2002. The decrease is due to the reduction in loans from a related party that was outstanding during the first quarter of 2001.

Discontinued Operations: The loss from discontinued operations at March 31, 2001 reflects a $342,290 loss from our roofing contracting operations offset by $153,679 of income from a litigation settlement. The $18,331of income from discontinued operations at March 31, 2002 reflects income generated from the completion of certain roofing projects under contract at the end of 2001 and completed in the first quarter of 2002.

Liquidity and Capital Resources

We had $610,883 of cash on hand at March 31, 2002 reflecting an increase of $91,658 when compared to the $519,225 of cash on hand at December 31, 2001.

The cash required by operations for the first quarter of 2002 was $3,017,000, which is mainly attributable to our net loss for the quarter offset by a decrease in prepaid expenses and elimination of non-cash expenses for consulting, and board of director fees. In comparison, the cash required by operations for the first quarter of 2001 was $873,503 and was a result of our net loss offset by an increase in the accounts payable, accrued expense and elimination of non-cash expenses primarily for consultants, legal fees, settlements, interest, board of director fees and employee compensation.

The cash used in investing activities was $73,386 for the quarter ended March 31, 2002 as compared to $399,600 for the quarter ended March 31, 2001 reflecting a decrease of $326,214. The net cash required for capital expenditures in the first quarter of 2001 was $380,375 for the purchase of vehicles, machinery and equipment for the production of our product and the establishment of the contracting services subsidiary, and $19,225 for cost relating to patent protection. The capital expenditure of $141,591 and costs related to patent protection of $23,133 were offset by the disposition of property and equipment of $91,338 in the first quarter of 2002. The cash provided from financing activities was $3,182,044 for the quarter ended March 31, 2002 as compared to $1,294,883 for the quarter ended March 31, 2001. The primary source of cash in the first quarter of 2002 is attributed to the issuance of Series C Preferred Stock, while in the same period in 2001 it is attributed to proceeds of loans from the Chairman of the Board.

As of March 31, 2002, we had $3,075,000 in subscriptions receivable and up to $5,000,000 pursuant to a Series C Preferred Stock Option available to fund our operations. Notwithstanding these commitments, we anticipate further financing through short-term loans and/or the sale of our preferred stock to accredited sophisticated investors. See Item 5. Other Information for further details.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company’s opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the Company’s disclosures about its businesses made in reports filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

             None.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2002, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

             Common Stock

             (1)   On February 1, 2002, we issued 100,000 shares of restricted common stock for consulting services, valued and recorded at $36,300.

             (2)   On February 21, 2002, we issued 75,000 shares of restricted common stock to a director for board of director services, valued and recorded at $23,625.

             (3)   On March 31, 2002, we issued an aggregate of 500,312 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $181,577. See Item 5 - Other Information, Long Term Executive Employment Agreements, for more information.

             Preferred Stock

             (4)   During January 2002, we sold an aggregate of 59,750 shares of our Series C Convertible Preferred Stock (“Series C Preferred Shares”) for an aggregate amount of $1,195,000 pursuant to a private placement offering. We received $1,020,000 in cash and the sum of $175,000 in subscriptions receivable was outstanding at the end of the first quarter. The Series C Preferred Shares are convertible into common stock at an average conversion price of $.24 upon conversion of each Series C Preferred Share, subject to a 180 day waiting period from the date of each subscription and/or payment thereunder and availability of common stock upon conversion. A corporation in which a nominee for election as a director, owns a material interest, purchased 25,000 shares of the foregoing Series C Preferred Shares for $500,000 in cash, which Series C Preferred Shares are convertible into common stock at a price of $.22 per share.

             (5)   During February 2002, we sold an aggregate of 214,150 shares of our Series C Preferred Shares for an aggregate amount of $4,283,000 pursuant to a private placement offering. We received $933,000 in cash and the sum of $3,350,000 in subscriptions receivable was outstanding at the end of the first quarter. The Series C Preferred Shares are convertible into common stock at an average conversion price of $.30 upon conversion of each Series C Preferred Share, subject to a 180 day waiting period from the date of each subscription and/or payment thereunder and availability of common stock upon conversion. A corporation in which a nominee for election as a director, owns a material interest, purchased 150,000 shares of the foregoing Series C Preferred Shares for $3,000,000 pursuant to a subscription agreement, which Series C Preferred Shares are convertible into common stock at a price of $.24 per share (See Item 5. Other Information for more details on this transaction).

             (6)   During March 2002, we sold an aggregate of 6,250 shares of our Series C Preferred Shares for an aggregate amount of $125,000 pursuant to a private placement offering. We received $125,000 in cash. The Series C Preferred Shares are convertible into common stock at an average conversion price of $.32 upon conversion of each Series C Preferred Share, subject to a 180 day waiting period from the date of each subscription and/or payment thereunder and availability of common stock upon conversion.

Item 3.	Defaults Upon Senior Securities.

             None.

Item 4.	Submission of Matters to a Vote of Security Holders.

             None.

Item 5.	Other Information.

Annual Meeting

The Company’s next annual stockholders’ meeting will be held on Tuesday, May 28, 2002 at 10:00 a.m.

2002 Stock Option Plan

The Company approved the 2002 Stock Option Plan, effective January 1, 2002, subject to shareholder approval, statutory authority to issue shares of common stock pursuant to options granted thereunder, and adjustments. A description along with the full text of the plan is contained in the Company’s Proxy Materials on file with the SEC. See Exhibit 10.1 hereof.

2002 Executive Incentive Plan

The Company approved the 2002 Executive Incentive Plan, effective January 1, 2002, subject to shareholder approval, statutory authority to issue shares of common stock pursuant to its terms and conditions, and adjustments. A description along with the full text of the plan is contained in the Company’s Proxy Materials on file with the SEC. See Exhibit 10.2 hereof.

2002 Management Incentive Plan

The Company approved the 2002 Management Incentive Plan, effective January 1, 2002, subject to shareholder approval, statutory authority to issue shares of common stock pursuant to options granted in connection with Bonus Awards, and adjustments. A description along with the full text of the plan is contained in the Company’s Proxy Materials on file with the SEC. See Exhibit 10.3 hereof.

Long-Term Executive Employment Agreements

The Company entered into long-term Executive Employment Agreements with all of its executive officers. These agreements provide for various types of compensation and incentives, as described below. The following summaries are qualified in their entirety by reference to the full text of each employment agreement, which agreements are attached as exhibits to this report.

Timothy M. Kardok

The Company entered into a long-term employment agreement with Timothy M. Kardok, effective and commencing January 1, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $225,000; (b) an aggregate of 2,935,616 shares of restricted common stock as other compensation, subject to vesting in 175,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 310,616 shares will vest at the end thereof; (c) incentive stock options to purchase 1,000,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 250,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 1,200,000 shares of restricted common stock during the term of his agreement at a maximum of 300,000 shares during each calendar year; and a yearly minimum bonus of $10,000, due and payable not later than January 30 with respect to the immediately preceding calendar year, which our Board of Directors may, in its sole and absolute discretion, increase the amount to as much as $100,000. See Exhibit 10.4.

Michael T. Adams

The Company entered into a long-term employment agreement with Michael T. Adams, effective and commencing January 1, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $105,000; (b) an aggregate of 640,000 shares of restricted common stock as other compensation, subject to vesting in 40,000 share increments on a quarterly basis commencing on the effective date; (c) incentive stock options to purchase 260,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 65,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 340,000 shares of restricted common stock during the term of his agreement at a maximum of 85,000 shares during each calendar year; and a discretionary bonus. See Exhibit 10.5.

John G. Barbar

The Company entered into a long-term employment agreement with John G. Barbar, effective and commencing January 1, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $135,000; (b) an aggregate of 516,164 shares of restricted common stock as other compensation, subject to vesting in 30,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 66,164 shares will vest at the end thereof; (c) incentive stock options to purchase 200,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 50,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 300,000 shares of restricted common stock during the term of his agreement at a maximum of 75,000 shares during each calendar year; and a discretionary bonus. See Exhibit 10.6.

Arthur K. Guyton

The Company entered into a long-term employment agreement with Arthur K. Guyton, effective and commencing January 1, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $105,000; (b) an aggregate of 483,432 shares of restricted common stock as other compensation, subject to vesting in 30,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 33,432 shares will vest at the end thereof; (c) incentive stock options to purchase 200,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 50,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 300,000 shares of restricted common stock during the term of his agreement at a maximum of 75,000 shares during each calendar year; and a discretionary bonus. See Exhibit 10.7.

Ronald E. Clark

The Company entered into a long-term employment agreement with Ronald E. Clark, effective and commencing January 1, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $125,000; (b) an aggregate of 490,000 shares of restricted common stock as other compensation, subject to vesting in 30,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 40,000 shares will vest at the end thereof; (c) incentive stock options to purchase 200,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 50,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 300,000 shares of restricted common stock during the term of his agreement at a maximum of 75,000 shares during each calendar year; and a discretionary bonus. See Exhibit 10.8.

James P Newell

The Company entered into a long-term employment agreement with James P. Newell, effective and commencing January 17, 2002 and terminating December 31, 2005. Pursuant to this agreement, we agreed to the following compensation: (a) annual base salary of $125,000; (b) an aggregate of 235,001 shares of restricted common stock as other compensation, subject to vesting in 15,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 10,001 shares vest at the end thereof; (c) incentive stock options to purchase 158,000 shares of our common stock, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 40,000 per year, except a maximum of 38,000 for the period beginning as of the effective date and ending December 31, 2002, and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 236,000 shares of restricted common stock during the term of his agreement at a maximum of 60,000 shares, except a maximum of 56,000 Shares for the period beginning as of the effective date and ending December 31, 2002, during each calendar year; and a discretionary bonus. See Exhibit 10.9.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

10.1	2002 Stock Option Plan, effective January 1, 2002.

10.2	2002 Executive Incentive Plan, effective January 1, 2002.

10.3	2002 Management Incentive Plan, effective January 1, 2002.

10.4	Employment Agreement, effective January 1, 2002, between Timothy M. Kardok and the Company

10.5	Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company.

10.6	Employment Agreement, effective January 1, 2002, between John G. Barbar and the Company.

10.7	Employment Agreement, effective January 1, 2002, between Arthur K. Guyton and the Company.

10.8	Employment Agreement, effective January 1, 2002, between Ronald E. Clark and the Company.

10.9	Employment Agreement, effective January 17, 2002, between James P. Newell and the Company.

Reports on Form 8-K

Two Form 8-Ks were filed during the first quarter of 2002 as follows:

A. Items Reported:	Item 5. Other Events	Series B Convertible Preferred Stock
Date of Report:	December 31, 2001

B. Items Reported:	Item 5. Other Events	- Series C Convertible Preferred Stock
- New Officer
- Legal Proceedings
Date of Report:	January 8, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URECOATS INDUSTRIES INC.
Date: May 14, 2002	By:

Timothy M. Kardok Chief Executive Officer and President

By:

John G. Barbar Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	2002 Stock Option Plan, effective January 1, 2002. (incorporated by reference to ANNEX D of the Company’s Definitive Proxy Statement filed April 30, 2002)

10.2	2002 Executive Incentive Plan, effective January 1, 2002. (incorporated by reference to ANNEX E of the Company’s Definitive Proxy Statement filed April 30, 2002)

10.3	2002 Management Incentive Plan, effective January 1, 2002. (incorporated by reference to ANNEX F of the Company’s Definitive Proxy Statement filed April 30, 2002)

10.4	Employment Agreement, effective January 1, 2002, between Timothy M. Kardok and the Company.

10.5	Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company.

10.6	Employment Agreement, effective January 1, 2002, between John G. Barbar and the Company.

10.7	Employment Agreement, effective January 1, 2002, between Arthur K. Guyton and the Company.

10.8	Employment Agreement, effective January 1, 2002, between Ronald E. Clark and the Company.

10.9	Employment Agreement, effective January 17, 2002, between James P. Newell and the Company.