Form 10-Q
period 2002-06-30
URECOATS INDUSTRIES INC
filed 2002-08-19
CIK 875296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

Commission File No. 0-20101

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Newport Center Plaza 1239 East Newport Center Drive Suite 101 Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)

(954) 428-8686 (Registrant's Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2002 there were 13,282,304 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

SIGNATURES	21

CERTIFICATION	22

INDEX OF EXHIBITS	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

URECOATS INDUSTRIES INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001	6

Six Months Ended June 30, 2002 and 2001	8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001	10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	12

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current Assets:
Cash	$639,473	$519,225
Accounts Receivable, Net	1,919,686	1,054,592
Inventory	567,184	343,446
Prepaid Expenses and Other Current Assets	119,430	225,267

Total Current Assets	3,245,773	2,142,530

Property, Plant and Equipment, Net	1,356,249	1,215,668

Other Assets:
Intangibles, Net	1,794,241	1,798,490
Deposits	22,816	28,475
Notes Receivable - Long Term	456,122	-

Total Other Assets	2,273,179	1,826,965

Total Assets	$6,875,201	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2002	December 31, 2001

	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,664,958	$1,566,874
Current Maturities of Long-Term Debt	124,438	205,975
Short-Term Notes and Loans Payable	248,076	232,260
Deferred Revenue	13,861	-

Total Current Liabilities	2,051,333	2,005,109

Other Liabilities:
Long-Term Debt	135,331	219,296
Capital Leases	-	1,017
Commitments and Contingencies	600,622	600,622

Total Other Liabilities	735,953	820,935

Total Liabilities	2,787,286	2,826,044

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which
Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and
Outstanding (Less Offering Costs of $7,645)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and
Outstanding	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 305,376 Issued and
Outstanding	305,376	-
Common Stock, $.01 Par Value; 25,000,000 Shares Authorized; 13,282,304
and 13,140,283 Issued and Outstanding at June 30, 2002 and December 31,
2001, respectively	132,823	131,403
Additional Paid-In Capital	41,833,000	35,575,058
Subscriptions Receivable	(1,250,000)	(1,200,000)
Accumulated (Deficit)	(37,488,319)	(32,702,377)

Total Stockholders' Equity	4,087,915	2,359,119

Total Liabilities and Stockholders' Equity	$6,875,201	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	June 30, 2002	June 30, 2001(1)

Revenue:
Application Systems	$431,596	$-
Coatings, Sealants and Other Products	1,262,139	-

Total Revenue	1,693,735	-

Cost of Sales:
Application Systems	421,092	-
Coatings, Sealants and Other Products	788,980	-
Other Cost of Sales	52,390	-

Total Cost of Sales	1,262,462	-

Gross Profit	431,273	-

Operating Expenses:
Selling, General and Administrative	2,125,758	218,746
Professional Fees	89,981	80,913
Depreciation and Amortization	93,198	103,631
Research and Development	187,409	645,054
Consulting Fees	206,343	24,430
Interest Expense	13,664	32,657

Total Operating Expenses	2,716,353	1,105,431

Operating (Loss)	(2,285,080)	(1,105,431)

(Loss) From Discontinued Operations	(89,279)	(439,498)

Net (Loss)	$(2,374,359)	$(1,544,929)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - CONTINUED)

	Three Months Ended

	June 30, 2002	June 30, 2001(1)

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.17)	$(0.10)
Discontinued Operations	(0.01)	(0.04)

Total	$(0.18)	$(0.14)

Weighted Average Shares Outstanding	13,245,054	10,993,192

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.155)	$(0.098)
Discontinued Operations	(0.006)	(0.039)

Total	$(0.161)	$(0.137)

Weighted Average Shares Outstanding	14,759,854	11,333,543

(1)	The condensed consolidated statement of operations for the three months ended June 30, 2001 has been restated to conform with the June 30, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended

	June 30, 2002	June 30, 2001(1)

Revenue:
Application Systems	$1,078,134	$-
Coatings, Sealants and Other Products	1,936,100	-

Total Revenue	3,014,234	-

Cost of Sales:
Application Systems	1,052,247	-
Coatings, Sealants and Other Products	1,216,949	-
Other Cost of Sales	139,964	-

Total Cost of Sales	2,409,160	-

Gross Profit	605,074	-

Operating Expenses:
Selling, General and Administrative	4,245,411	992,930
Professional Fees	160,538	154,007
Depreciation and Amortization	215,471	194,698
Research and Development	276,977	688,010
Consulting Fees	363,484	111,740
Interest Expense	19,353	105,236

Total Operating Expenses	5,281,234	2,246,621

Operating (Loss)	(4,676,160)	(2,246,621)

(Loss) From Discontinued Operations	(70,948)	(628,109)

Net (Loss)	$(4,747,108)	$(2,874,730)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - CONTINUED)

	Six Months Ended

	June 30, 2002	June 30, 2001(1)

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.37)	$(0.21)
Discontinued Operations	(0.01)	(0.06)

Total	$(0.38)	$(0.27)

Weighted Average Shares Outstanding	12,409,772	10,555,054

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.338)	$(0.210)
Discontinued Operations	(0.005)	(0.059)

Total	$(0.343)	$(0.269)

Weighted Average Shares Outstanding	13,843,622	10,705,830

(1)	The condensed consolidated statement of operations for the six months ended June 30, 2001 has been restated to conform with the June 30, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended

	June 30, 2002	June 30, 2001(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss):
Continuing Operations	$(4,676,160)	$(2,246,621)
Discontinued Operations	(70,948)	(628,109)

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	229,725	194,698

Non-Cash Operating Activities:
Board of Director Fees	23,625	29,475
Interest	4,520	80,839
Legal Fees, Settlements and Other Services	-	147,825
Consultant Fees	190,575	56,442
Other Compensation	243,017	113,371
Changes in Assets and Liabilities:
Prepaid Expenses	157,417	37,771
Accounts and Loans Receivable	(865,094)	(286,552)
Inventory	(223,738)	(35,913)
Other Current Assets	(51,580)	-
Deposits	5,659	(939)
Accounts Payable and Accrued Expenses	73,110	497,672
Commitments and Contingencies	-	3,000
Other Non-Current Assets and Liabilities	(455,222)	-

Net Cash (Used) by Operating Activities	(5,415,094)	(2,037,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(437,607)	(603,390)
Disposition of Property and Equipment	117,158	30,730
(Acquisition) of Intangibles	(46,507)	(35,911)

Net Cash (Required) by Investing Activities	(366,956)	(608,571)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - CONTINUED)

	Six Months Ended

	June 30, 2002	June 30, 2001(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Common Stock	$6,053,000	$3,230
Proceeds of Notes and Credit Line	1,422,069	328,549
(Payment) of Notes and Credit Line	(2,072,771)	(121,756)
Proceeds of Loans from Related Parties	500,000	2,546,000

Net Cash Provided by Financing Activities	5,902,298	2,756,023

Net Increase In Cash	120,248	110,411

Cash at Beginning or Period	519,225	16,998

Cash at End of Period	$639,473	$127,409

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$0	$0

Cash Payments for Interest	$14,833	$24,397

Non-Cash Investing Activities:
Acquisitions	$0	$(30,000)

Total Non-Cash Investing Activities	$0	$(30,000)

Non-Cash Financing Activities:
Issuance of Common Stock:
Operating Activities	$461,737	$427,952
Repayment of Debts	0	4,991,467
Acquisitions	0	30,000

Total Non-Cash Financing Activities	$461,737	$5,449,419

(1)	The condensed consolidated cash flows for the six months ended June 30, 2001 has been restated to conform with the June 30, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002, respectively, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note 2 - Inventories.

Components of inventories were:
	June 30, 2002	December 31, 2001

Raw Materials	$45,133	$75,266
Finished Goods	522,051	268,180

Total	$567,184	$343,446

Note 3 - Common Stock Share Consolidation.

On May 28, 2002, the common stockholders of the Company approved a proposal to initiate a 1-for-10 reverse split and share consolidation of our outstanding common stock. Certain information reported in previous periods has been reclassified to conform to the current period presentation. All common stock share and per share amounts have been adjusted to reflect the share consolidation.

Note 4 - Revenue Recognition.

The Company recognizes revenue from sales of application systems when incidences of ownership have been transferred. Revenue for application systems based on substantial incidences of ownership being transferred prior to June 30, 2002, amounting to gross sales of $342,679 with a corresponding net profit of $38,179, was recognized in the six months then ended. Deferred revenue was recorded for one application system sale that included a right of return.  Accordingly, the revenue from this sale will be deferred and recognized when the right of return expires.

Note 5 - Reserves.

The Company established a warranty reserve, calculated at 3% of revenue, and a bad debt reserve. The amount reserved for warranties was $57,320 and bad debts was $65,000 through June 30, 2002.

Note 6 - Discontinued Operations.

The condensed consolidated financial statement for the three and six months ended June 30, 2001 have been restated to reflect the discontinued operations of our roofing contracting subsidiary. During 2001, the Company acquired a roofing contracting company, Rainguard Roofing, primarily to field-test its Flagship Products and to generate revenues. As a result of the successful field-testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the second quarter of 2001 is reflected in the Loss from Discontinued Operations on the Consolidated Statement of Operations in the amount of $89,279.

Note 7 - 2002 Non-Employee Director Restricted Stock Plan.

(1)           On May 31, 2002, we issued 1,168,000 shares of restricted common stock to the Chairman of the Board pursuant to a one time grant under the 2002 Non-Employee Director Restricted Stock Plan (the "2002 Director Plan"), which shares vest in 25% increments at the end of each year from the date of grant.  The shares will be valued at the time of vesting and recorded on the books and records of the Company in the respective amount at the respective time of vesting.  The shares granted have been included in the financial statements on a fully diluted basis only.  See also Exhibit 10.1 for the full text of the 2002 Director Plan.

(2)           On May 31, 2002, we issued an aggregate of 108,000 shares of restricted common stock to our non-employee directors pursuant to the 2002 Director Plan, which shares generally vest at the end of one year from the date of grant.  The shares will be valued at the time of vesting and recorded on the books and records of the Company in the respective amount at the respective time of vesting.  The shares granted have been included in the financial statements on a fully diluted basis only.  See also Exhibit 10.1 for the full text of the 2002 Director Plan.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business

Urecoats Industries Inc. ("We", "Us", "Urecoats" or the "Company") is a technology-driven sales, marketing and product development company.  The executive management team has transitioned the Company out of a four-year period largely characterized by research and development and into a full production mode.  We are continuing to build an infrastructure to meet our strategic plans and focusing on organizational effectiveness. The Company is engaged, through its subsidiaries, in the acquisition, development, manufacturing, sales, marketing, and distribution of unique formulations and product lines for the construction and building products industries.  We are selling and distributing our products through a growing network of national distribution locations. We are committed to building shareholder value through diversification of our product lines and brand awareness.

We made a brief entry into the roofing and waterproofing contracting business last year, primarily to control the promotion, testing and application of our UrecoatsRSM-100TM sealant and BlueMAXTM system ("Flagship Products"), and to generate revenues. We divested these contracting operations at the end of 2001. The second quarter of 2001 has been restated to conform to the second quarter 2002 presentation. We began acquiring and developing a national network of distribution centers during 2001 through our acquisition of Infiniti to get our Flagship Products and other sealant and coating products acquired from Infiniti ("Comprehensive Product Line"), to customers. We have established a distribution affiliation with a Forbes Private 500 material supplier that operates more than 91 locations throughout the Northeastern United States to facilitate distribution of our Comprehensive Product Line.

UrecoatsRSM-100TM has proprietary characteristics, which are especially suited for the roofing and waterproofing industry. Therefore, we are targeting the United States commercial and industrial roofing and waterproofing industries as our initial market segment for our Flagship Products.  We are building a regional sales team. Our sales efforts and promotional activities are primarily aimed at roofing and waterproofing contractors for our Flagship Products and general contractors for our Comprehensive Product Line. Contractors/end-users go through our Certified Contractor Training Program to make sure that they are technically able to properly apply the UrecoatsRSM-100TM sealant using our proprietary BlueMAXTM technology. We participate in regional and national trade shows to introduce our Flagship Products, to roofing, waterproofing and general contractors throughout the United States and abroad and are implementing our comprehensive marketing campaign through a wide variety of mediums.

At present, we conduct light manufacturing operations.  But, we also utilize high volume, quality oriented, and reputable outside manufacturers under private label for most of our Comprehensive Product Line's manufacturing requirements.

Our Company is conducting research on variations of our core RSMTM formula for new products in cross over industries, such as steel and concrete. We are also continuing development of new products based on the sealant and coating technologies acquired from Infiniti.  Our research and new product development efforts focus on specialty sealants and coatings that are effective, convenient, and economically beneficial.

We intend to pursue strategic acquisitions that will allow us to further establish our market position in targeted markets.  Management believes that the high degree of fragmentation in the adhesives, sealants and coatings business segment provides suitable acquisition candidates.  Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its Comprehensive Product Line; (ii) enhance its product development capabilities; (iii) sell and market its products through new or expanded distribution channels; and (iv) increase its international presence.

We believe significant opportunities in international markets are available for us to increase sales, enter developing markets and establish new customer relationships.  We have already developed strategic relationships with reputable companies in Canada and Puerto Rico.  The Company intends to expand its sales globally by (a) increasing sales and marketing activities in targeted international regions, (b) entering into international strategic alliances or partnerships, and (c) pursuing targeted international acquisitions.

Results of Operations

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2001

Revenues
The following is a summary of revenues for:

	Three Months Ended June 30,

	2002	2001

Revenue:
Application Systems	$431,596	$-
Coatings, Sealants and Other Products	$1,262,139	$-

Total Revenue	$1,693,735	$-

We reported record revenue for the three months ended June 30, 2002 of $1,693,735. The revenue generated from sales of our proprietary and patent pending applicator system was $431,596 and represented 25% of our revenue, while sales from sealants, coatings and other products was $1,262,139, which represented 75% of our total revenue. We did not have revenue from our Comprehensive Product Line for the three months ended June 30, 2001; therefore, comparisons to that period are not possible.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $1,105,431 for the three months ended June 30, 2001 to $3,978,815 for the three months ended June 30, 2002 for an increase of $2,873,384. The increase is due to the company exiting the development stage and continuing expansion of marketing, sales and distribution of its application system, sealants, coatings and other products.

Cost of Sales:  Our cost of sales for the three months ended June 30, 2002 was $1,262,462 and is comprised of $1,210,072 of direct product costs and $52,390 of freight and other cost of sales. Direct costs for Application Systems was $421,092 or 98% as a percent of related revenue, and $788,980 for coatings, sealants and other products or 63% as a percent of related revenue. We did not have revenue from our Comprehensive Product Line in the comparable period in 2001; therefore, prior period comparisons are not possible.

Selling, General and Administrative Expenses:  Our selling, general and administrative expenses for the three months ended June 30, 2002 was $2,125,758 as compared to $218,746 for the three months ended June 30, 2001. The increase of $1,907,012 is attributable to us introducing our Comprehensive Product Line to the marketplace. The increase can be allocated and attributed to the following major categories: 40% to payroll and payroll related costs for sales, marketing, production, distribution, testing and technical support; 14% for expenses toward marketing, advertising, conventions and promotional materials; 14% to rent and insurance expenses; and 32% to other expenses.

Professional Fees: Our professional fees increased $9,068 from $80,913 for the three months ended June 30, 2001 to $89,981 for the three months ended June 30, 2002.

Depreciation and Amortization:  Our depreciation and amortization expense for the three months ended June 30, 2002 was $93,198 as compared to $103,631 for the three months ended June 30, 2001 for a decrease of $10,433. The major portion of the decrease relates to disposition of assets during the quarter.

Research and Development:  Our research and development costs decreased $457,645 from $645,054 for the three months ended June 30, 2001 to $187,409 for the three months ended June 30, 2002. This reflects the fact that we completed the development of our patent pending application system and continued product refinement during this period last year.

Consulting Fees:  Our consulting fees for the three months ended June 30, 2002 was $206,343 as compared to $24,430 for the three months ended June 30, 2001 for an increase of $181,913. The increase is related to fees paid for business and financial consulting, in addition to services relating to the development and testing of products.

Interest Expense:  Our interest expense decreased $18,993 from $32,657 for the three months ended June 30, 2001 to $13,664 for the three months ended June 30, 2002. The decrease is due to the reduction in loans from a related party that were outstanding during the three month period ended June 30, 2001.

Discontinued Operations: The loss from discontinued operations of $439,498 for the three months ended June 30, 2001 is from our discontinued roofing contracting operations.  The $89,279 of loss from discontinued operations for the three months ended June 30, 2002 reflects losses generated from the completion of certain roofing projects under contract at the end of 2001 and completed in the three months ended June 30, 2002 and the loss on disposition of certain assets used in the contracting business.

Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2001

Revenues
The following is a summary of revenues for:

	Six Months Ended June 30,

	2002	2001

Revenue:
Application Systems	$1,078,134	$-
Coatings, Sealants and Other Products	$1,936,100	-

Total Revenue	$3,014,234	$-

We reported record revenue for the six months ended June 30, 2002 of $3,014,234. The revenue generated from sales of our proprietary and patent pending applicator system was $1,078,134 and represented 36% of our revenue, while sales from sealants, coatings and other products was $1,936,100, which represented 64% of our total revenue. We did not have revenue from our Comprehensive Product Line for the six months ended June 30, 2001; therefore, comparisons to that period are not possible.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $2,246,621for the six months ended June 30, 2001 to $7,690,394 for the six months ended June 30, 2002 for an increase of $5,443,773. The increase is due to the company exiting the development stage and continuing expansion of marketing, sales and distribution of its application system, sealants, coatings and other products.

Cost of Sales:  Our cost of sales for the six months ended June 30, 2002 was $2,409,160 and is comprised of $2,269,196 of direct product costs and $139,964 of freight and other cost of sales. Direct costs for Application Systems was $1,052,247 or 98% as a percent of related revenue, and $1,216,949 for coatings, sealants and other products or 63% as a percent of related revenue. We did not have revenue from our Comprehensive Product Line in the comparable period in 2001; therefore, prior period comparisons are not possible.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the six months ended June 30, 2002 was $4,245,411 as compared to $992,930 for the six months ended June 30, 2001.  The increase of $3,252,481 is attributable to us introducing our Comprehensive Product Line to the marketplace. The increase can be allocated and attributed to the following major categories: 42% to payroll and payroll related costs for sales, marketing, production, distribution, testing and technical support; 23% for expenses toward marketing, advertising, conventions and promotional materials; 13% to rent and insurance expenses; and 22% to other expenses.

Professional Fees: Our professional fees increased $6,531 from $154,007 for the six months ended June 30, 2001 to $160,538 for the six months ended June 30, 2002.

Depreciation and Amortization: Our depreciation and amortization expense for the six months ended June 30, 2002 was $215,471 as compared to $194,698 for the six months ended June 30, 2001 for an increase of $20,773. The major portion of the increase relates to amortization of costs for the acquisition of our proprietary formula and securing of patents.

Research and Development:  Our research and development costs decreased $411,033 from $688,010 for the six months ended June 30, 2001 to $276,977 for the six months ended June 30, 2002. This reflects the completion of the development of our patent pending application system and continued product refinement during this period last year.

Consulting Fees:  Our consulting fees for the six months ended June 30, 2002 was $363,484 as compared to $111,740 for the six months ended June 30, 2001 for an increase of $251,744. The increase is related to fees paid for business and financial consulting, in addition to services relating to the development and testing of products.

Interest Expense: Our interest expense decreased $85,883 from $105,236 for the six months ended June 30, 2001 to $19,353 for the six months ended June 30, 2002. The decrease is due to the reduction in loans from a related party that were outstanding during the six month period ended June 30, 2001.

Discontinued Operations: The loss from discontinued operations for the six months ended June 30, 2001 reflects a $780,084 loss from our roofing contracting operations offset by $151,975 of income from a litigation settlement. The $70,948 of loss from discontinued operations for the six months ended June 30, 2002 reflects losses from the completion of certain roofing projects under contract at the end of 2001 and completed in the six months ended June 30, 2002 and the disposition of assets related to our contracting business.

Liquidity and Capital Resources

We had $639,473 of cash on hand at June 30, 2002 reflecting an increase of $120,248 as compared to $519,225 of cash on hand at December 31, 2001.

The cash required by operations for the six months ended June 30, 2002 was $5,415,094, which is mainly attributable to our net loss for the period and working capital required for inventory and increased accounts receivable.  These items were offset by a decrease in prepaid expenses, increase in accounts payable, and elimination of non-cash expenses for consulting and board of director fees. In comparison, the cash required by operations for the six months ended June 30, 2001 was $2,037,041, and was a result of our net loss for the period and working capital required for inventory and increased accounts receivable.  These items were offset by an increase in accounts payable, accrued expense, and elimination of non-cash expenses primarily for consultants, legal fees, settlements, interest, board of director fees, and employee compensation.

The cash used in investing activities was $366,956 for the six months ended June 30, 2002, as compared to $608,571 for the six months ended June 30, 2001, reflecting a decrease of $241,615.  The net cash required for capital expenditures in the six month period ended June 2001 was $603,390, for the purchase of vehicles, machinery and equipment used in the production of our products and the establishment of the contracting services subsidiary, and $35,911 for costs relating to patent protection. The capital expenditures of $437,607 and $46,507 of costs related to patent protection for the six month periods ended June 30, 2002, were offset by the disposition of property and equipment of $117,158 the six month periods ended June 30, 2002.  The cash provided from financing activities was $5,902,298 for the six months ended June 30, 2002, as compared to $2,756,023 for the six months ended June 30, 2001.  The primary source of cash in the six months ended June 30, 2002 is attributed to the issuance of Series C Preferred Stock, while in the same periods in 2001 it is attributed to proceeds of short-term loans from the Chairman of the Board.

As of June 30, 2002 we had $1,250,000 in subscriptions receivable and up to $4,495,480 pursuant to a Series C Preferred Stock Option available to fund our operations. Notwithstanding these commitments, we anticipate further financing through short-term loans and/or the sale of our common and/or preferred stock to accredited sophisticated investors (e.g. institutions).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. We are not subject to material foreign currency exchange risks at this time.  Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the Company's disclosures about its businesses made in reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.

The initial disclosure regarding this litigation can be found in the Company's Form 8-K dated May 15, 2002 filed electronically with the SEC on May 24, 2002, which is incorporated herein by this reference.  See also Item 6, Reports on Form 8-K.  As previously reported, on May 24, 2002, Urecoats International, Urecoats Industries, and Urecoats Technologies, filed their Answer, Affirmative Defenses and Counterclaims, to the Complaint (Urecoats International, Urecoats Industries, and Urecoats Technologies, are sometimes hereinafter referred to collectively as the "Company"), and Motions to Dismiss certain claims in the Complaint.  The Motions to Dismiss related to the Breach of Contract and, particularly for not removing the restrictive legends from the certificates representing 81,100 (811,000 pre-split) shares of common stock of Urecoats Industries Inc. in question, and for conversion, civil theft and civil conspiracy.  The Company is in the process of amending its Answer, Affirmative Defenses and Counterclaims to include additional defenses related to these claims.  Management maintains the belief that these particular claims are separately without merit as they are all related to the Breach of Contract claim by the Plaintiffs.  The Plaintiffs additionally alleged Slander Per Se against Adams and Kardok, however, no information has been discovered at this time to substantiate this claim and these individuals have denied such allegations.  The Company is vigorously pursuing this litigation, however, the outcome of this case cannot be determined at this time.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2002, the Company issued securities in connection with certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(1) On April 1, 2002, we issued 42,500 (425,000 pre-split) shares of restricted common stock to a director for financial consulting services rendered, valued and recorded at $154,275.

          (2)           On May 31, 2002, we issued 1,168,000 shares of restricted common stock to the Chairman of the Board pursuant to a one time grant under the 2002 Non-Employee Director Restricted Stock Plan (the "2002 Director Plan"), which shares vest in 25% increments at the end of each year from the date of grant.  The shares were not valued and recorded on a fully diluted basis only due the vesting restrictions provided under the 2002 Director Plan.  See Exhibit 10.1 for the complete text of the 2002 Director Plan.

          (3)           On May 31, 2002, we issued an aggregate of 108,000 shares of restricted common stock to our non-employee directors pursuant to the 2002 Director Plan, which shares generally vest at the end of one year from the date of grant.    The shares were not valued and recorded on a fully diluted basis only due the vesting restrictions provided under the 2002 Director Plan.  See Exhibit 10.1 for the complete text of the 2002 Director Plan.

          (4)           On June 30, 2002, we issued an aggregate of 32,000 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $61,440.

Preferred Stock

          (5)           On May 21, 2002, Richard J. Kurtz, the Chairman of the Board and principal stockholder of the Company, exchanged $504,520 of the indebtedness (short-term loans bearing interest at 9% per annum) due him for 25,226 shares of the Company's Series C Convertible Preferred Stock pursuant to a partial exercise of his Series C Preferred Stock Option Agreement.  As previously reported, the Company entered into a Series C Preferred Stock Option Agreement with Mr. Kurtz on January 8, 2002, which granted to him, the right and option to purchase at $20.00 per share on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of the Company's currently authorized and unissued Series C Preferred Stock, par value $1.00 per share, which Series C Preferred Stock purchased thereby is convertible into restricted common stock of the Company at a price of $2.20 per share, as adjusted based on the Company's recent reverse split and share consolidation (See Item 4, Proposal 3).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on Tuesday, May 28, 2002 at 10:00 a.m. EST with the following results:

Proposal 1:	Election of Directors.

		For	Withheld

1.	Richard J. Kurtz	112,476,490	4,495,012
2.	Timothy M. Kardok	112,452,740	4,518,162
3.	Lt. Gen. Arthur J. Gregg, US Army (Retired)	112,430,240	4,541,262
4.	Steven Mendelow	112,477,740	4,493,762
5.	Jerold L. Zaro	111,487,915	5,483,587
6.	Mark A. Reichenbaum	112,535,290	4,436,212
7.	Stephen L. Green	112,457,740	4,513,762

Proposal 2:	Approval of Baum and Company, P.A. as Independent Auditors for 2002.

For	Against	Abstentions

111,631,690	4,438,565	470,747

Proposal 3:

Approval of Amendment of Restated Certificate of Incorporation to implement a one-for-ten reverse stock split to consolidate the issued and outstanding common stock whereby each 10 shares of common stock currently outstanding would thereafter represent a single share of common stock, and reduction in the authorized common stock capitalization limit from 140 million shares to 25 million shares.

For	Against	Abstentions

108,237,749	7,226,503	1,076,750

Proposal 4:	Approval of the 2002 Non-Employee Director Restricted Stock Plan.

For	Against	Abstentions	Broker Non-Votes

61,533,213	12,904,312	1,586,230

			40,512,147

Proposal 5:	Ratification and approval of the 2002 Stock Option Plan.

For	Against	Abstentions	Broker Non-Votes

61,582,810	12,884,740	1,561,305

			40,512,147

Proposal 6:	Ratification and approval of the 2002 Executive Incentive Plan.

For	Against	Abstentions	Broker Non-Votes

62,680,013	12,139,625	1,209,217

			40,512,147

Proposal 7:	Ratification and approval of the 2002 Management Incentive Plan.

For	Against	Abstentions	Broker Non-Votes

63,065,304	11,851,684	1,111,867

			40,512,147

Item 5.	Other Information.

N/A

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

3.1	Amendment to Restated Certificate of Incorporation dated May 28, 2002 filed in State of Delaware on May 28, 2002.

10.1	2002 Non-Employee Director Restricted Stock Plan, effective May 28, 2002.

Reports on Form 8-K

Form 8-Ks filed during the second quarter of 2002 are as follows:

A. Items Reported:	Item 5. Other Events	- Legal Proceedings
Date of Report:	May 15, 2002	- Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.
Date Filed:	May 24, 2002

B. Items Reported:	Item 5. Other Events	- Series C Preferred Stock Option-Partial Exercise
	Item 7. Financial Statements	- Condensed Consolidated Balance Sheets
Date of Report:	May 21, 2002	- May 21, 2002 and December 31, 2001
Date Filed:	May 28, 2002	- Condensed Consolidated Statements of Operations
- Interim Period Beginning April 1, 2002 and Ending May 21, 2002
- Year-to-Date as of May 21, 2002
- Condensed Consolidated Statements of Cash Flows
- Interim Period Ended May 21, 2002
- Notes to Condensed Consolidated Financial Statements
- Management's Discussion and Analysis of Financial Condition and Results of Operations
- Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URECOATS INDUSTRIES INC.

Date: August 19, 2002	By:

Timothy M. Kardok Chief Executive Officer and President

By:

John G. Barbar Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Urecoats Industries Inc. (the "Company") on Form 10-Q(SB) for the six month period  ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify,  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's best knowledge and belief:

(1)	such Report of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in such Report of the Company, fairly presents, in all material respects, the financial condition and results of operations of the Company.

URECOATS INDUSTRIES INC.

Date: August 19, 2002	By:

Timothy M. Kardok Chief Executive Officer and President

By:

John G. Barbar Chief Financial Officer and Treasurer

INDEX OF EXHIBITS
Exhibit Number	Description

3.1	Amendment to Restated Certificate of Incorporation dated May 28, 2002 filed in State of Delaware May 28, 2002.

10.1	2002 Non-Employee Director Restricted Stock Plan, effective May 28, 2002.(incorporated by reference to ANNEX C of the Company's Definitive Proxy Statement filed April 30, 2002)

