Form 10-Q
period 2002-09-30
URECOATS INDUSTRIES INC
filed 2002-11-14
CIK 875296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ý    No o

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 23, 2002 there were 13,328,304 shares of Common Stock, par value $.01, outstanding.

1

URECOATS INDUSTRIES INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

SIGNATURES	21

CERTIFICATIONS	22

INDEX OF EXHIBITS	24

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

URECOATS INDUSTRIES INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001	6

Nine Months Ended September 30, 2002 and 2001	8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001	10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	12

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2002	2001

	(unaudited)

ASSETS
Current Assets:
Cash	$322,423	$519,225
Accounts Receivable	2,151,399	1,054,592
Inventory	558,397	343,446
Prepaid Expenses and Other Current Assets	466,905	225,267

Total Current Assets	3,499,124	2,142,530

Property, Plant and Equipment, Net	1,385,110	1,215,668

Other Assets:
Intangibles, Net	1,789,105	1,798,490
Deposits	22,816	28,475
Notes Receivable - Long Term	637,692	-

Total Other Assets	2,449,613	1,826,965

Total Assets	$7,333,847	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
	September 30,	December 31,
	2002	2001

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,804,447	$1,566,874
Current Maturities of Long-Term Debt	438,599	205,975
Short-Term Notes and Loans Payable	312,695	232,260
Deferred Revenue	65,000	-

Total Current Liabilities	3,620,741	2,005,109

Other Liabilities:
Long-Term Debt	89,813	219,296
Capital Leases	-	1,017
Due to Related Parties	-	-
Commitments and Contingencies	600,622	600,622

Total Other Liabilities	690,435	820,935

Total Liabilities	4,311,176	2,826,044

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and Outstanding	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 389,953 Issued and Outstanding	389,953	-
Common Stock, $.01 Par Value; 25,000,000 Shares Authorized; 13,328,304 and 13,140,283 Issued and Outstanding at September 30, 2002 and December 31, 2001, respectively	133,283	131,403
Additional Paid-In Capital	43,562,340	35,575,058
Subscriptions Receivable	(1,050,000)	(1,200,000)
Accumulated (Deficit)	(40,567,940)	(32,702,377)

Total Stockholders’ Equity	3,022,671	2,359,119

Total Liabilities and Stockholders’ Equity	$7,333,847	$5,185,163

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended

	September 30,	September 30,
	2002	2001 (1)

Revenue:
Application Systems	$262,817	$70,000
Coatings, Sealants and Other Products	1,268,523	91,625

Total Revenue	1,531,340	161,625

Cost of Sales:
Application Systems	240,648	61,000
Coatings, Sealants and Other Products	935,720	63,007
Other Cost of Sales	128,212	14,119

Total Cost of Sales	1,304,580	138,126

Gross Profit	226,760	23,499

Operating Expenses:
Selling, General and Administrative	2,609,889	820,070
Professional Fees	168,998	22,526
Depreciation and Amortization	120,243	95,934
Research and Development	208,133	334,455
Consulting Fees	70,427	57,478
Interest Expense	28,052	31,183

Total Operating Expenses	3,205,742	1,361,646

Operating (Loss)	(2,978,982)	(1,338,147)

(Loss) From Discontinued Operations	(49,270)	(374,041)

Net (Loss)	$(3,028,252)	$(1,712,188)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - CONTINUED)
	Three Months Ended

	September 30,	September 30,
	2002	2001(1)

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.23)	$(0.12)
Discontinued Operations	(0.00)	(0.03)

Total	$(0.23)	$(0.15)

Weighted Average Shares Outstanding	13,305,304	11,379,350

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.19)	$(0.12)
Discontinued Operations	(0.00)	(0.03)

Total	$(0.19)	$(0.15)

Weighted Average Shares Outstanding	16,270,964	11,534,001

(1)	The condensed consolidated statement of operations for the three months ended September 30, 2001 has been restated to conform to the September 30, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Nine Months Ended

	September 30,	September 30,
	2002	2001(1)

Revenue:
Application Systems	$1,340,951	$70,000
Coatings, Sealants and Other Products	3,204,623	91,625

Total Revenue	4,545,574	161,625

Cost of Sales:
Application Systems	1,324,859	61,000
Coatings, Sealants and Other Products	2,152,669	63,007
Other Cost of Sales	236,212	14,119

Total Cost of Sales	3,713,740	138,126

Gross Profit	831,834	23,499

Operating Expenses:
Selling, General and Administrative	6,855,300	1,818,096
Professional Fees	329,536	176,533
Depreciation and Amortization	335,714	281,709
Research and Development	485,110	1,022,465
Consulting Fees	433,911	169,218
Interest Expense	47,405	135,476

Total Operating Expenses	8,486,976	3,603,497

Operating (Loss)	(7,655,142)	(3,579,998)

(Loss) From Discontinued Operations	(120,218)	(1,006,919)

Net (Loss)	$(7,775,360)	$(4,586,917)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - CONTINUED)
	Nine Months Ended

	September 30,	September 30,
	2002	2001 (1)

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.58)	$(0.33)
Discontinued Operations	(0.01)	(0.10)

Total	$(0.59)	$(0.43)

Weighted Average Shares Outstanding	13,234,294	10,758,493

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.50)	$(0.33)
Discontinued Operations	(0.01)	(0.09)

Total	$(0.51)	$(0.42)

Weighted Average Shares Outstanding	15,131,803	10,887,168

(1)	The condensed consolidated statement of operations for the nine months ended September 30, 2001 has been restated to conform to the September 30, 2002 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended

	September 30,	September 30,
	2002	2001(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss):
Continuing Operations	$(7,655,142)	$(3,579,997)
Discontinued Operations	(120,218)	(1,006,920)

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	354,092	298,344

Non-Cash Operating Activities:
Board of Director Fees	23,625	29,475
Interest	21,060	80,839
Legal Fees, Settlements and Other Services	-	147,825
Consultant Fees	190,575	183,060
Other Compensation	265,855	582,166
Changes in Assets and Liabilities:
Prepaid Expenses	(137,028)	(2,175)
Accounts and Loans Receivable	(1,096,807)	(353,000)
Inventory	(214,951)	(31,110)
Other Current Assets	(104,610)	-
Deposits	5,659	(1,800)
Accounts Payable and Accrued Expenses	1,146,596	281,175
Other Non-Current Assets and Liabilities	(571,792)	-
Commitments and Contingencies	-	28,101

Net Cash (Used) by Operating Activities	(7,893,086)	(3,344,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(686,328)	(714,836)
Disposition of Property and Equipment	217,787	99,211
(Acquisition) of Intangibles	(45,607)	(772,966)

Net Cash (Required) by Investing Activities	(514,148)	(1,388,591)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - CONTINUED)
	Nine Months Ended

	September 30,	September 30,
	2002	2001 (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Stock	$5,753,000	$3,230
Proceeds of Notes and Credit Line	2,144,742	328,549
(Payment) of Notes and Credit Line	(1,962,310)	(173,966)
Proceeds of Loans from Related Parties	2,275,000	4,611,000

Net Cash Provided by Financing Activities	8,210,432	4,768,813

Net Increase(Decrease) In Cash	(196,802)	36,205

Cash at Beginning or Period	519,225	16,998

Cash at End of Period	$322,423	$53,203

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-	$-

Cash Payments for Interest	$26,345	$54,637

Non-Cash Investing Activities:
Acquisitions	$-	$(805,000)

Total Non-Cash Investing Activities	$-	$(805,000)

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities	$501,115	$1,023,365
Repayment of Debts	2,275,000	7,117,573
Acquisitions	-	805,000

Total Non-Cash Financing Activities	$2,776,115	$8,945,938

(1)	The condensed consolidated cash flows for the nine months ended September 30, 2001 has been restated to conform to the September 30, 2002 presentation.
See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.  Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements and required by accounting principles generally accepted in the Unites States of America are not included in these interim financial statements. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2002, respectively, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note 2 - Inventories.

Components of inventories were:

	September 30,	December 31,
	2002	2001

Raw Materials	$74,326	$75,266
Finished Goods	484,071	268,180

Total	$558,397	$343,446

Note 3 – Common Stock Share Consolidation.

On May 28, 2002, the common stockholders of the Company approved a proposal to initiate a 1-for-10 share consolidation of our outstanding common stock.  Certain information reported in previous periods has been reclassified to conform to the current period presentation.  All common stock share and per share amounts have been adjusted to reflect the share consolidation.

Note 4 - Revenue Recognition.

The Company recognizes revenue from sales of Application Systems when incidences of ownership have been transferred.  Deferred revenue was recorded for one application system sale that included a right of return.  Accordingly, the revenue from this sale will be deferred and recognized when the right of return expires.

Note 5 - Reserves.

The Company established a warranty reserve, calculated at 3% or revenue, and an allowance for doubtful accounts reserve.  The amount reserved for warranties was $61,384 and allowance for doubtful accounts was $390,000 through September 30, 2002.

Note 6 - Discontinued Operations.

The condensed consolidated financial statement for the three and nine months ended September 30, 2001 have been restated to reflect the discontinued operations of our roof contracting subsidiary. During 2001, the Company acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products and to generate revenues. As a result of the successful field-testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the third quarter of 2001 is reflected in the Loss from Discontinued Operations on the Consolidated Statement of Operations in the amount of $(374,041).

Note 7 – Loss Per Share.

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  For diluted earnings per share, the denominator is based on the weighted-average number of common shares, including additional common shares that would have been outstanding if the potentially dilutive common shares had been issued:

		Three Months Ended		Nine Months Ended
		September 30		September 30

	Year	Basic	Diluted	Basic	Diluted

	2002(1)	13,305,304	16,270,964	13,234,294	15,131,803
	2001(1)	11,379,350	11,534,001	10,758,493	10,887,168

(1)	The shares have been adjusted for all periods to reflect the reverse split effectuated after the close of business on May 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business

Urecoats Industries Inc. (“We”, “Us”, “Urecoats” or the “Company”) is a technology-driven sales, marketing and product development company.  The executive management team has transitioned the Company out of a four-year period largely characterized by research and development and is continuing to build an infrastructure to meet our strategic goals, while focusing on organizational effectiveness. We are engaged, through our subsidiaries, in the acquisition, development, manufacturing, sales, marketing, and distribution of unique formulations and product lines for the construction and building products industries.  We are selling and distributing our products through a growing network of national distribution locations and are committed to building shareholder value through diversification of our product lines and brand awareness.

We made a brief entry into the roofing and waterproofing contracting business last year, primarily to control the promotion, testing and application of our UrecoatsRSM-100™ sealant and BlueMAX™ spray application system (“Flagship Products”), and to generate revenues. We divested these contracting operations at the end of 2001. The third quarter of 2001 has been restated to conform to the third quarter 2002 presentation. We began acquiring and developing a national network of distribution centers during 2001 through our acquisition of Infiniti Products, Inc. (f/k/a Infiniti Paint Co., Inc.) (“Infiniti”) to get our Flagship Products and additional coatings, sealants and other products acquired from Infiniti (“Comprehensive Product Line”), to customers. In addition, we have established a distribution channel with a Forbes Private 500 material supplier that operates more than 96 locations throughout the Northeastern United States.

UrecoatsRSM-100™ has excellent characteristics for the roofing and waterproofing industry. Therefore, we are targeting the United States commercial and industrial roofing and waterproofing industries as our initial market segment for our Flagship Products.  Our sales efforts and promotional activities are primarily aimed at roofing, waterproofing, and general contractors for our Comprehensive Product Line. Initially, we require contractors/end-users to go through our Certified Contractor Training Program, for our Flagship Products, primarily to make sure that our customers are technically able to properly apply the UrecoatsRSM-100™ sealant using our proprietary BlueMAX™ spray technology. Pursuant to our marketing program, we participate in regional and national trade shows to introduce our Flagship Products, to roofing, waterproofing and general contractors throughout the United States and abroad as well as implementing a multi-phase comprehensive marketing campaign through a wide variety of mediums to facilitate our sales process.

At present, we conduct light manufacturing operations. We also utilize high volume, quality oriented, and reputable outside manufacturers under private label for most of our Comprehensive Product Line’s manufacturing requirements.

Our research is presently conducted internally and through strategic alliances, on variations of our core RSM™ formula for new products in cross over industries, such as concrete, pipeline, and steel. We are also continuing development of new products based on the sealant and coating technologies acquired from Infiniti.  Our research and new product development efforts focus on specialty sealants and coatings that are effective, convenient, and economically beneficial to customers.

We are pursuing strategic acquisitions that will allow us to further establish our market position in targeted markets.  Management believes that the high degree of fragmentation in the adhesives, sealants and coatings business segments provide suitable acquisition candidates.  Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its Comprehensive Product Line; (ii) enhance its product development capabilities; (iii) sell and market its products through new or expanded distribution channels; and (iv) increase its international presence.

We believe significant opportunities in international markets are available for us to increase sales, enter developing markets and establish new customer relationships.  Along these lines, we have already developed strategic relationships with reputable companies in Canada and Puerto Rico.

Results of Operations

Three Months Ended September 30, 2002 as Compared to Three Months Ended September 30, 2001

Revenues

The following is a summary of revenues for:

	Three Months Ended

	September 30,	September 30,
	2002	2001

Revenue:
Application Systems	$262,817	$70,000
Coatings, Sealants and Other Products	1,268,523	91,625

Total Revenue	$1,531,340	$161,625

We reported revenue for the three months ended September 30, 2002 of $1,531,340, which represents an increase of $1,369,715 over the $161,625 for the same period last year. The revenue generated from sales of our proprietary and patent pending spray application system (“Application System”) was $262,817 and represented 17% of our revenue, while sales from sealants, coatings and other products (“Coatings, Sealants and Other Products”) was $1,268,523, which represented 83% of our total revenue.  The increase of $1,369,715 over the $161,625 reported for the three months ended September 30, 2001 is attributed to an increase in sales of $192,817 of our Application Systems, and increased sales of $1,176,898 in our Coatings, Sealants and Other Products.  These increases came as a result of reporting a full quarter of revenue from our acquisition of Infiniti on September 1, 2001, which only reported for one month in the same period last year.  In September of 2001, we also began selling our Application Systems.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $1,499,772 for the three months ended September 30, 2001 to $4,510,322 for the three months ended September 30, 2002 for an increase of $3,010,550. The increase is due to our exiting the development stage and expanding marketing, sales and distribution of our Application Systems and Coatings, Sealants and Other Products.  In addition, the third quarter of 2001 reflects only one month of activity from the acquisition of Infiniti.

Cost of Sales: Our cost of sales for the three months ended September 30, 2002 was $1,304,580 and is comprised of $1,176,368 of direct product costs and $128,212 of other cost of sales.  Direct cost for the Application Systems was $240,648 or 92% as a percent of related revenue, and $935,720 for Coatings, Sealants and Other Products or 74% as a percent of related revenue. We are reporting comparable revenue and costs from our acquisition of Infiniti, beginning September 1, 2001, in addition to the initial sale of our and Application Systems, which are the primary reasons for the increase in cost of sales of $1,166,454 over the three months ended September 30, 2001.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 87% and 69% respectively for the three months ended September 30, 2001.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the three months ended September 30, 2002 was $2,609,889 as compared to $820,070 for the three months ended September 30, 2001. The increase of $1,789,819 is attributable to us introducing our Comprehensive Product Line to our target markets. The increase can be attributed to: payroll and payroll related costs for sales, marketing, production, distribution, testing and technical support; expenses toward marketing, advertising, conventions and promotional materials; rent and insurance expenses; and other administrative expenses.

Professional Fees: Our professional fees increased $146,472 from $22,526 for the three months ended September 30, 2001 to $168,998 for the three months ended September 30, 2002.  The increase was attributed to attorneys fees associated with litigation in addition to using outside consultants for various purposes.

Depreciation and Amortization: Our depreciation and amortization expense for the three months ended September 30, 2002 was $120,243 as compared to $95,934 for the three months ended September 30, 2001 for an increase of $24,309.

Research and Development: Our research and development costs decreased $126,322 from $334,455 for the three months ended September 30, 2001 to $208,133 for the three months ended September 30, 2002.  The decrease is due to the completion of our commercial spray application system, BlueMAX™, Model 230.

Consulting Fees: Our consulting fees for the three months ended September 30, 2002 were $70,427 as compared to $57,478 for the three months ended September 30, 2001 for an increase of $12,949. The increase is related to fees paid for business and financial consulting, in addition to services relating to the development and testing of products.

Interest Expense: Our interest expense decreased $3,131 from $31,183 for the three months ended September 30, 2001 to $28,052 for the three months ended September 30, 2002.

Discontinued Operations: The loss from discontinued operations of ($374,041) for the three months ended September 30, 2001 is from our discontinued roofing contracting operations.  The ($49,270) of loss from discontinued operations for the three months ended September 30, 2002 reflects losses generated from the loss on disposition of certain assets used in the contracting business.

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001

Revenues

The following is a summary of revenues for:

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Revenue:
Application Systems	$1,340,951	$70,000
Coatings, Sealants and Other Products	3,204,623	91,625

Total Revenue	$4,545,574	$161,625

We reported record revenue for the nine months ended September 30, 2002 of $4,545,574. The revenue generated from sales of our Application Systems was $1,340,951 and represented 30% of our revenue, while sales from Coatings, Sealants and Other Products was $3,204,623, which represented 70% of our total revenue. We closed our acquisition of Infiniti in September 2001, so the revenue of $161,625 for the nine months ended September 30, 2001 reflects only one month of Infiniti’s revenue.  Also, we sold our initial application system in September of 2001.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $3,741,623 for the nine months ended September 30, 2001 to $12,200,716 for the nine months ended September 30, 2002 for an increase of $8,459,093. The increase is due to the company exiting the development stage and expanding marketing, sales and distribution of our Application Systems and Coatings, Sealants and Other Products.

Cost of Sales:  Our cost of sales for the nine months ended September 30, 2002 was $3,713,740 and is comprised of $3,477,528 of direct product costs and $236,212 of freight and other cost of sales. Direct cost for the Application Systems was $1,324,859 or 99% as a percent of related revenue, and $2,152,669 for Coatings, Sealants and Other Products or 67% as a percent of related revenue. The increase of $3,575,614 over the same period last year is due to the fact that it only reflects one month of revenue and costs related to our acquisition of Infiniti in September 2001. The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 87% and 69% respectively for the nine months ended September 30, 2001.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the nine months ended September 30, 2002 was $6,855,300 as compared to $1,818,096 for the nine months ended September 30, 2001. The increase of $5,037,204 is attributable to introducing our Comprehensive Product Line in our target markets. The increase can be attributed to: payroll and payroll related costs for sales, marketing, production, distribution, testing and technical support; expenses toward marketing, advertising, conventions and promotional materials; rent and insurance expenses; and other administrative expenses.

Professional Fees: Our professional fees increased $153,003 from $176,533 for the nine months ended September 30, 2001 to $329,536 for the nine months ended September 30, 2002.  The increase was attributed to attorneys fees associated with litigation in addition to using outside consultants for various purposes.

Depreciation and Amortization: Our depreciation and amortization expense for the nine months ended September 30, 2002 was $335,714 as compared to $281,709 for the nine months ended September 30, 2001 for an increase of $54,005. The major portion of the increase relates to amortization of costs for the acquisition of our proprietary RSM™ formula, including securing its patent.

Research and Development:  Our research and development costs decreased $537,355 from $1,022,465 for the nine months ended September 30, 2001 to $485,110 for the nine months ended September 30, 2002.  The decrease is due to the completion of our commercial spray application system, BlueMAX™, Model 230.

Consulting Fees:  Our consulting fees for the nine months ended September 30, 2002 was $433,911 as compared to $169,218 for the nine months ended September 30, 2001 for an increase of $264,693. The increase is related to fees paid for business and financial consulting, in addition to services relating to the development and testing of products.

Interest Expense: Our interest expense decreased $88,071 from $135,476 for the nine months ended September 30, 2001 to $47,405 for the nine months ended September 30, 2002. The decrease is due to the reduction in loans from a related party that was outstanding during the nine month period ended September 30, 2001.

Discontinued Operations: The loss from discontinued operations for the nine months ended September 30, 2001 reflects a ($1,164,070) loss from our roof contracting operations offset by $157,151 of income from a litigation settlement. The ($120,218) of loss from discontinued operations for the nine months ended September 30, 2002 reflects losses from the completion of certain roofing projects under contract at the end of 2001 and completed in the nine months ended September 30, 2002 and the disposition of assets related to our contracting business.

Liquidity and Capital Resources

We had $322,423 of cash on hand at September 30, 2002 reflecting a decrease of $196,802 as compared to $519,225 of cash on hand at December 31, 2001.

The cash required by operations for the nine months ended September 30, 2002 was $7,893,086, which is mainly attributable to our net loss for the period and working capital required for inventory, increased prepaid expenses, increased accounts receivable, and increase of long term notes receivable.  These items were offset by a decrease in deposits, an increase in accounts payable and elimination of non-cash expenses for consulting, and board of director fees. In comparison, the cash required by operations for the nine months ended September 30, 2001 was $3,344,017, and was a result of our net loss for the period and working capital required for inventory and increased accounts receivable.  These items were offset by an increase in the accounts payable, accrued expense and elimination of non-cash expenses primarily for consultants, legal fees, settlements, interest, board of director fees and employee compensation.

The cash used in investing activities was $514,148 for the nine months ended September 30, 2002, as compared to $1,388,591 for the nine months ended September 30, 2001, reflecting a decrease of $874,443.  The net cash required for capital expenditures in the nine month period ended September 30, 2001 was $714,836, for the purchase of vehicles, machinery and equipment used in the production of our products and the establishment of the contracting services subsidiary, and $772,966 for costs relating to the acquisition of our subsidiary, Infiniti, and intellectual property protection partially offset by $99,211 in disposition of property and equipment. The capital expenditures of $686,328 and $45,607 of costs related to intellectual property protection for the nine month periods ended September 30, 2002, were offset by the disposition of property and equipment of $217,787 for the nine month period ended September 30, 2002.  The cash provided from financing activities was $8,210,432 for the nine month period ended September 30, 2002, as compared to $4,768,813 for the nine month period ended September 30, 2001.  The primary source of cash in the nine month periods ended September 30, 2002 is attributed to the issuance of Series C Preferred Stock and proceeds of loans from the Chairman of the Board, while in the same periods in 2001 it is attributed to proceeds of loans from the Chairman of the Board.

As of September 30, 2002 we had $1,050,000 in subscriptions receivable and up to $2,703,940 pursuant to a Series C Preferred Stock Option available to fund our operations. Notwithstanding these commitments, we anticipate further financing through debt instruments, short-term loans and/or the sale of our common and/or preferred stock to accredited sophisticated investors.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report includes statements that may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relate to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, plans and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:  (a) general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected; (b) inability to find suitable equity or debt financing when needed on terms commercially reasonable to us; (c) inability to locate suitable distribution locations; (d) inability to identify suitable acquisition candidates or, if identified, an inability to consummate any such acquisitions, and, if consummated, an inability to operate them profitably; (e) interruptions or cancellation of sources of supply of products or significant increases in the costs of such products; (f) changes in the cost, terms of purchase, pricing of, or consumer demand for, our products; (g) an inability to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable; (h) a significant increase in competitive pressures; and (i) changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.  We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

We did not make any significant changes in, nor take any material corrective actions regarding, our internal controls or other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

This litigation has been previously disclosed. The parties are currently undergoing discovery. The outcome of this litigation can not be determined at this time.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2002, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

           (1)           On September 30, 2002, we issued an aggregate of 31,500 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $22,838.

(2) During September, we issued an aggregate of 34,500 shares of restricted common stock pursuant to conversion of an aggregate of 5,000 shares of Series C Convertible Preferred Stock.

Preferred Stock

           (3)           On September 23, 2002, Richard J. Kurtz, the Chairman of the Board and principal stockholder of the Company, exchanged $1,791,540 of indebtedness (short-term loans bearing interest at 9% per annum) due him for 89,577 shares of the Company’s Series C Convertible Preferred Stock pursuant to a partial exercise of his Series C Preferred Stock Option Agreement.  As previously reported, the Company entered into a Series C Preferred Stock Option Agreement with Mr. Kurtz on January 8, 2002, which granted to him, the right and option to purchase at $20.00 per share on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of the Company’s currently authorized and unissued Series C Preferred Stock, par value $1.00 per share, which Series C Preferred Stock purchased thereby is convertible into restricted common stock of the Company at a price of $2.20 per share, as adjusted based on the Company’s recent reverse split and share consolidation.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.

On November 12, 2002, the Plaintiffs filed a civil lawsuit against Urecoats International, Inc. and Urecoats Industries Inc. for breach of contract, injunctive relief, breach of duty, and conversion, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  The underlying factual bases are closely related to the allegations in another case filed by the Plaintiffs, which was previously disclosed.  See above Item 1. Legal Proceedings.  This case, like the prior case, arises from the refusal of the Company to remove the Rule 144 (restrictive)  legends from an aggregate of 215,141 (2,151,412 pre-split) restricted shares of common stock issued to the Plaintiffs in connection with a purchase and sale agreement and various consulting related services allegedly performed.  As set forth in more detail in disclosures for the previously filed case described above, the Company believes the purchase and sale agreement and consulting relationships between the Company and Plaintiffs were fraudulently induced, that the activities related thereto were allegedly consistently misrepresented by Plaintiffs, and that the Plaintiffs failed to perform their obligations under the consulting agreements.  The Company expects that this case may very well be consolidated with the previously filed case described above because the issues are similar and arise out of the same or similar transactions.  Issue has not been joined in this latter lawsuit.

The outcome of this litigation can not be determined at this time.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

10.1	Employment Agreement, effective September 1, 2002, between Dale L. Epperson and the Company

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URECOATS INDUSTRIES INC.

Date: November 14, 2002	By:
Timothy M. Kardok
Chief Executive Officer and President

By:
John G. Barbar
Chief Financial Officer and Treasurer

By:
Michael T. Adams
Executive Vice President and Secretary

CERTIFICATION

I, Timothy M. Kardok, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Urecoats Industries Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	URECOATS INDUSTRIES INC.

Timothy M. Kardok
Chief Executive Officer and President

CERTIFICATION

I, John G. Barbar, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Urecoats Industries Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	URECOATS INDUSTRIES INC.

John G. Barbar
Chief Financial Officer and Treasurer
22

INDEX OF EXHIBITS
Exhibit Number	Description

10.1	Employment Agreement, effective September 1, 2002, between Dale L. Epperson and the Company

