Form 10-K
period 2002-12-31
URECOATS INDUSTRIES INC
filed 2003-03-31
CIK 875296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002
Commission File No. 0-20101

Urecoats Industries Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

718 South Military Trail	33442
Deerfield Beach, Florida 33442	(Zip Code)
(Address of principal executive offices)

(954) 428-8686
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class registered

Common Stock, $0.01 par value	American Stock Exchange

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No  [    ].

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ X ] No [ ].

                The aggregate market value of the registrant's common equity held by non-affiliates based on the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $26,853,654.

Common Stock outstanding as of March 24, 2003 - 14,071,254 shares.

DOCUMENTS INCORPORATED BY REFERENCE

                Part III incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders to be held on May 23, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 2002.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	3
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 4A.	Executive Officers	9

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	10

Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50

PART III

Item 10.	Directors and Executive Officers of the Registrant	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Controls and Procedures	50

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	51

SIGNATURES		52
CERTIFICATIONS		54
REPORT OF MANAGEMENT		48
EXHIBITS		57
INDEPENDENT AUDITORS' REPORT		49
INDEX OF EXHIBIT		56

PART I

As used in this report, "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Item 1. Business.

Our Business

Urecoats Industries Inc. is a manufacturing, sales, marketing, and technology-driven product company, engaged, through its subsidiaries, in the sales, marketing, development, manufacturing, acquisition, and distribution of specialty sealant and coating products for the building products and construction industries.

Our Internet website address is www.urecoats.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  We have also adopted a Code of Ethics applicable to all officers, directors, and employees, which is posted on our website.

We installed a new executive team in 2001 to build an infrastructure for facilitating our exit from a four-year period largely characterized by research and development.  We added seasoned and accomplished executives in 2002 and 2003 to strengthen our overall organization.  We introduced our first Urecoats™ brand, RSM Series™ products, UrecoatsRSM-100™ and BlueMAX™ spray application system ("Flagship Products"), in the Southeast United States during the last quarter of 2001, nationally during the first quarter of 2002, and focused on the Southeast United States throughout the remainder of 2002, to roofing contractors.  In September 2001, we acquired additional products known as our Infiniti™ brand, Infiniti Series™ products, for roofing, waterproofing, and painting contractors.  We are currently penetrating our target markets in the building products and construction industries with our Urecoats™ and Infiniti™ brands, and other products.

The following table sets forth, for the periods indicated, the net revenues from our continuing operations:

	Year Ended December 31

	2002	2001	Development Stage Operations 2000

Revenue:
Application Systems	$1,314,515	$490,000	$	---
Coatings, Sealants and Other Products	$3,701,130	$765,292	$	---

Total Revenue	$5,015,645	$1,255,292	$	---

Comprehensive Product Line

With our Urecoats™ and Infiniti™ brands, and other goods, we offer a comprehensive line of products as follows:

Urecoats™ Brands

          RSM Series™.  We acquired all right, title and interest in two formulas, including certain technologies for their manufacture and application in 1997, and spent four years completing their development ("RSM Technologies™"). These RSM Technologies™ form the foundation of our exceptional RSM Series™ products incorporating recycled material in their composition, which provide cost-effective and eco-useful weatherproofing solutions for a variety of applications in many industries within the building products and construction industries, such as roofing, waterproofing, pipeline, and bridge decks.  We differentiate the various products created from our RSM Technologies™ in series for different markets.  See Research and Development for current developments.

          UrecoatsRSM-100™, a plural component interpenetrating polymer network composition made for the roofing markets, creates a seamless water resistant elastomeric membrane that fully adheres to a variety of roofing surfaces, substrates and structures ("RSM-100"). Utilizing crumb rubber from recycled tires in its formula, RSM-100™ exhibits exceptional physical and adhesion properties, and is a durable high performance roof sealant and coating.

          UrecoatsRSM-200™, a plural component interpenetrating polymer network composition made for the waterproofing markets, creates a seamless water resistant elastomeric membrane that fully adheres to a variety of waterproofing surfaces and substrates ("RSM-200™").  Utilizing crumb rubber from recycled tires in its formula, RSM-200™ exhibits exceptional physical and adhesion properties, and is a durable high performance waterproofing sealant.

          UrecoatsRSM-550™, a plural component corrosion inhibiting interpenetrating polymer network composition, creates a monolithic barrier that fully adheres to a variety of steel surfaces ("RSM-550"). Utilizing crumb rubber from recycled tires in its formula, RSM-550™ exhibits exceptional physical and adhesion properties, and, like the RSM-550™, is a durable high performance pipeline coating.  We entered into a strategic partnership with a leading pipeline manufacturer and are marketing a jointly branded product known as "Reillycoat™" described elsewhere in this report.  See Sales and Marketing.

          UrecoatsRSM-700™, a plural component corrosion inhibiting interpenetrating polymer network composition, creates a monolithic barrier that fully adheres to a variety of concrete and steel bridge deck structures and surfaces ("RSM-700"). Utilizing crumb rubber from recycled tires in its formula, RSM-700™ exhibits exceptional physical and adhesion properties and is a durable high performance bridge deck sealant.

          BlueMAX™ is a proprietary and patent pending plural component hot spray system developed and required for creating and applying the RSM Series™ plural component interpenetrating polymer network composition products on-site.  Our first BlueMAX™ model is referred to as "Model 230". The BlueMAX™, Model 230™ application system mixes and meters the plural components of the RSM Series™ formulae, and the resulting product is spray applied hot ("BlueMAX™").

Infiniti™ Brands

           Infiniti Series™.  We acquired all right, title and interest in certain intellectual property and formulas, including certain technologies for their manufacture, when we purchased Infiniti. These technologies form the foundation of our Infiniti™ brand products, which we refer to as our "Infiniti Series™".  The Infiniti Series™ products provide cost-effective weatherproofing solutions to roofing, waterproofing, and painting contractors.

Other Goods

     We also sell other products and equipment supplied from manufacturers and suppliers, including spray polyurethane foam, paints, clear sealers, spray equipment, and supplies, to roofing, waterproofing, painting, and general contractors.

Discontinued Products

We developed a flexible, high quality, single component thermoplastic elastomeric compound as part of our URX-300 Series™ product line in 2001, which was discontinued in 2002.  No sales occurred for this product series.

Subsidiaries

We formed a wholly-owned subsidiary, Urecoats Manufacturing, Inc. in 2001, for manufacturing, marketing, and sales of our RSM Series™ products, and for further research on our core RSM Technologies™ for existing and cross-over industry applications, as well as development of new products that complement these technologies.  We acquired Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.) in 2001, a Florida based adhesives, sealants, coatings, paints, and foam distributor, which provided us with a local South Florida presence to begin penetration of the roofing and waterproofing markets with our Flagship Products direct to our targeted customers, while Infiniti continued to market, sell, and distribute products to its targeted customers, which now includes one of North America's largest retail paint chains. We began our strategic plans to develop a proprietary distribution channel serving the Southeast and Northeast United States upon consummation of our acquisition of Infiniti and opened our second distribution location in Orlando, Florida using the Infiniti model at the end of 2001.  In 2002, we fortunately established a strategic relationship with Bradco Supply Corp., a Forbes Private 500, roofing material supplier with over 105 locations at this time covering the Southeast and Northeast United States serving our target markets and customers and subsequently abandoned any further activities and plans related to developing our own proprietary distribution channel through Infiniti.

Manufacturing

We continue to perform light manufacturing at present for Infiniti and plan to increase manufacturing for select products to improve profit margins.  Where appropriate, we use high volume, quality oriented, and reputable outside vendors in multiple locations across the United States to meet our Comprehensive Product Line's manufacturing needs.  This strategy facilitates cost-effective manufacturing and optimizes our material, transportation, and delivery costs. We use a variety of specialty and other chemicals in our products. The materials required for manufacturing our Comprehensive Product Line are in large supply and available around the globe. Our current suppliers can meet and exceed all of our present expected sales volumes for 2003.

Distribution

We developed a strategic affiliation with Bradco Supply Corp., a Forbes Private 500 roofing material supplier with more than 105 locations throughout the Eastern United States at this time, for handling distribution of our RSM-100™ to roofing contractors throughout the Eastern United States.  We are currently negotiating with distributors to handle our RSM-200™ warehousing, delivery, and servicing requirements.  We have entered into a strategic partnership with Reilly Industries, Inc., which will handle distribution of our jointly branded Reillycoat™ to pipeline participants.  We are still exploring distribution for anticipated RSM-700™ sales based upon information received from the Federal Highway Administration Office of Infrastructure Research and Development for the bridge deck industry.  We handle distribution of our Infiniti Series™ and other products locally in South Florida, through our Infiniti location.  Our ultimate aim is to market and sell our Comprehensive Product Line, and new products currently under development now or acquired hereafter by us, in major geographic markets in the United States and abroad.

Sales and Marketing

Marketing and sales efforts during the first half of 2002 were promising and we kept pace with our anticipated growth. However, the continued fallout of the United States financial markets from the terrorists attacks of September 11, 2001 and the decline in consumer confidence impacting the overall macro economic environment resulted in a downward trend within the overall roofing industry (for the first time in this industry in many years).  During the second half of 2002, roofing contractors, including our roofing contractor customer base, began experiencing significant revenue decreases almost without exception.  The original selling prices for our BlueMAX™ therefore became a serious barrier to entry to roofing contractors which found it increasingly difficult to justify making a significant capital expenditure for the BlueMAX™ during a time when business was soft.  During the second half of 2002, to adapt to the changing market conditions, we increased our research and development activities on our core RSM Technologies™ and began development of our next generation RSM Series™ products.  These new technologically advanced products are expected to complement our existing technologies when completed, and should thereby reduce our barriers to entry in our targeted markets. See Research and Development below.  In addition, our sales and marketing efforts drew significant attention from our competitors in the roofing industry which sought, and continue to seek, to discredit us based on the recent entry of our Flagship Products in our targeted markets (in terms of years in the marketplace and jobs completed by our contractor base).  Although our primary focus for 2003 remains on the commercial low-slope part of the roofing industry with  our Flagship Products, we are also implementing our strategy to diversify our exposure by offering additional RSM Series™ products to additional industries, such as waterproofing, pipeline, and bridge deck. We supplement our sales and marketing activities by participation in industry trade shows and conferences, literature, direct mail, website and advertising in local industry publications.

     Roofing Industry.  We believe we have successfully created brand awareness about our RSM-100™, which has excellent characteristics for the roofing industry.  We continue to target the commercial and industrial roofing industry as our initial market segment. According to the National Roofing Contractors Association's 2001-2002 Annual Market Survey, roofing contractors participating in the survey predicted total industry roofing sales at $31.42 billion in 2002.  We believe these statistics are markedly less for 2002 based on the decline in the roofing industry during the latter of 2002.  The months of November through April tend to be slow for a majority of roofing contractors throughout the nation due to cold temperatures and precipitation.  Urecoats maintains a regional sales and marketing team with our sales efforts and promotional activities primarily aimed at roofing contractors for our Flagship Products and general contractors for our Comprehensive Product Line. We advertise in professional journals, trade publications, and maintain a direct mail program.  We participate in regional and national trade shows to maintain our existing brand awareness and for introducing our various RSM Series™ products to roofing, waterproofing and other targeted contractors throughout the United States and abroad. We use independent sales representatives, in conjunction with our regional sales and marketing team, for sales and marketing purposes, and generally target: (a) Building Owners; (b) Architects; (c) Engineers; (d) Roofing Consultants; (e) Specifiers; and (f) Contractors. We are implementing a comprehensive marketing campaign, which includes a wide variety of video, audio and print mediums.  We emphasize a strong commitment to complete customer satisfaction, technologically advanced products, use of recycled material, and state-of-the-art application systems.  In anticipation of our new technology roll-out and after extensive strategic discussion and negotiation sessions with our existing raw material suppliers which resulted in significant reductions in our raw material costs for our existing three part formula, we decided to reposition the existing RSM-100™ product and associated BlueMAX™ at a low rather than the current medium pricing level, which has made our Flagship Products much more competitive and stimulated sales activity.

     Waterproofing Industry.  We have found that a different approach is required for penetrating the ultimate waterproofing customer than that which we use for the roofing customer.  Although we use the same sales, marketing, and brand awareness program that we use for penetrating the roofing industry, we are in the process of building an independent sales representative network separate and apart from our roofing network for getting access to the decision makers in the waterproofing industry.  We have initiated negotiations with regional waterproofing distributors in the Southeast United States and expect to increase our penetration of this industry throughout the 2003 year.  Of the $5.9 billion United States construction chemical industry, approximately $2.5 billion will be spent on waterproofing, weatherproofing and damp-proofing products.  This includes vertical and horizontal waterproofing, above grade, below grade, positive side, negative side, and blind side applications in both the commercial and residential markets.  Within this industry, annual gains are expected to accrue from increased chemical use per project and a shift toward higher value formulations offering more eco-friendly products and greater ease of use. Protective coatings and sealers will remain the largest category within this market.  Industry market analysis for the Construction Chemicals market anticipates the demand for construction chemicals used in on-site applications will advance 5.8 percent per year to $7.8 billion in 2004, despite a slowdown in new construction.  Protective coatings and sealers will remain by far the largest product category in the market segment, accounting for well over 40 percent of overall demand in 2004, due to their nearly universal use in construction applications. The fastest growing outlet for construction chemicals is the nonbuilding segment, due in large part to substantial increases in federal outlays for road and bridge construction.

     Pipeline Industry.  In order to ensure our entry into this industry, we signed an exclusive five-year market preparation and distribution agreement with 106 year-old privately-held Reilly Industries, Inc., which is widely recognized as a worldwide leader in the manufacturing and distribution of coatings and chemicals to the pipeline industry.  We are building upon the relationship with Reilly to develop market awareness through association membership and technical committee participation, joint tradeshow participation and direct customer presentations.  Reilly and Urecoats recently introduced "Reillycoat" at the National Alliance of Corrosion Engineers ("NACE") convention in San Diego, California, and believe pipeline participants are beginning to take notice and interest is increasing. Urecoats contributes its advanced RSM Technologies™ while Reilly adds its 106 year old depth of understanding regarding the best methods of market entry in the pipeline industry.  With exceptional adhesion properties, zero cathodic disbondment, low moisture penetration rates, and attractive mechanical and corrosion protection characteristics, Reillycoat™ products are suitable as barrier coatings, providing cathodic and corrosion protection to buried and submerged steel pipelines, for serving the oil, gas and water pipeline industry. A recently released two-year study conducted by NACE estimates the annual direct cost of corrosion in the United States to be $276 billion, equal to 3.1% of the Gross Domestic Product. It has been estimated that 25-30%, or $70-80 billion could be saved by using state-of-the-art corrosion management practices. Gas & Liquid Transmission Pipelines fall into the Infrastructure market segment of the corrosion industry that comprises $22.6 billion, or 16.4% of the total corrosion industry. Gas & Liquid Transmission Pipelines comprise $7 billion, or 34% of the Infrastructure market segment.

     Bridge Deck Industry.  We have initiated testing, which included an actual application on a bridge deck for the New Jersey Department of Transportation during the latter part of 2002.  We are continuing our testing, and have plans to perform additional applications in 2003, to prove the effectiveness of our RSM Technologies™ in meeting this industry's problems.  As of 1998, there were 583,000 bridges in the United States. Of this total, 200,000 bridges were steel, 235,000 were conventional reinforced concrete, 108,000 bridges were constructed using pre-stressed concrete, and the balance were made using other construction materials. Approximately 15% of the bridges are structurally deficient, primarily due to corrosion of steel and steel reinforcement. The annual direct cost of corrosion for highway bridges is estimated to be $8.3 billion, consisting of $3.8 billion to replace structurally deficient bridges over the next ten years, $2 billion for maintenance and cost of capital for concrete bridge decks, $2 billion for maintenance and cost of capital for concrete substructures (minus decks), and $500 million for maintenance painting of steel bridges. Life-cycle analysis estimates indirect costs to the user due to traffic delays and lost productivity at more than ten times the direct cost of corrosion maintenance, repair, and rehabilitation. In many states, the Department of Transportation (DOT) is looking for preventative maintenance coatings on the horizontal surfaces of bridge decks to significantly reduce the life cycle cost of the bridge. Consequently, there is presently a low barrier to introducing new technologies and new products to this market.

Training

We place a high priority on various training programs, which are required to effectively manage our business.  We perform sales training for our own sales personnel on a regular basis and to support our developing independent manufacturing representative networks based on the technical nature of our RSM Series™ products.  Our operations personnel require specialized training relating to mechanical, repair, maintenance, spray application techniques, and contractor training to provide customer support for our RSM Series™ products.  We also require our contractors/end-users who purchase the BlueMAX™ ("Applicators") to undergo extensive training through our multi-faceted certified contractor training program. The Applicator is thoroughly trained in the technical aspects of the BlueMAX™ and application of the RSM Series™ product and receives hands-on field experience on both. We offer on-site technical support and refresher courses on a regular basis for customer service.

Research and New Product Development

We continue to place a high priority on research and new product and process development and our goal is to develop a continuous flow of new products. There is no assurance that any of the research projects will result in new products that we can commercialize.

     RSM Series™.  We acquired our RSM Technologies™, which comprised two formulas, one manufactured in three parts and the other in two parts, in 1997.  Our current RSM Series™ products are comprised of three components.  In response to changing market conditions, difficulties experienced in gaining market share in the roofing industry based on the high selling price of our commercial size BlueMAX™, and feedback from our existing and potential customers in the roofing industry, we focused our research and development activities towards further development of our existing RSM Series™ products in 2002 (the "Next Generation RSM Series™).  We completed preliminary development of our two part RSM™ formula and a smaller less expensive lesser output two part spray application system.  We are currently in the final phases of product testing and have built our first two prototypes, which will undergo extensive field testing during the first half of 2003 by a select few of our Urecoats Certified Contractors.  Once research and development is completed on the Next Generation RSM Series™ products, we plan to market the material components using a "thousand" series (e.g. UrecoatsRSM-1000™ for Roofing, UrecoatsRSM-2000™ for Waterproofing, etc.) and smaller spray application system under the name "BlueWARRIOR™" in order to maintain similarity in brands.

     Infiniti Series™.  We acquired certain sealant and coating intellectual property and formulas through our acquisition of Infiniti. Infiniti is continuing to develop additional sealant and coating products using its own technology, and through outside materials manufacturers, for Infiniti™ Brand products, including topcoats for use on our RSM Series™ products.

We spent approximately $581,665, $1.21 million, and $1 million, respectively, on research and development expenditures in 2002, 2001, and 2000, respectively.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 manufacturing companies. Future growth is expected to result from the trend of the industry to create new design and manufacture, lower costs, improve product characteristics, reduce weight and corrosion in new applications. Additional industry growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition, price, service, and warranty. Due to the uniqueness of our technologies, ease of application, cost savings, and the environmental marketing component, we believe we can achieve significant market share in the industries which we are targeting. We believe based on our patented RSM™ formula that we do not have direct competition. We have found no other product like our RSM™ that combines the characteristics of an adhesive, sealant and coating in one composition and capable of being used for our various applications.  In addition, our RSM™ can only be created through our proprietary and patent pending BlueMAX™. Nonetheless, Urecoats faces strong indirect competition. Numerous companies are engaged in the development, manufacture and marketing of sealant and coating products that compete with us. These competitors have equivalent or, in most cases, greater availability to resources than we do. In marketing our products to roofing, waterproofing, pipeline, bridge deck, and general contractors, we compete primarily on the basis of product technology, value-added services, product performance, and installed price. Our future success will depend on our ability to successfully market our products and create awareness in industry and the public regarding the value of our products as with any new product. We are facing increased competition as we penetrate our existing target markets and build greater Urecoats™ brand identity through our sales and marketing efforts. The Urecoats™ logo and identifying Urecoats™ product marks are featured on our products, marketing materials and advertising.  We are posturing for distribution worldwide and for multiple product lines for various industries.

International

We are committed to limited international expansion.  We entered into an exclusive license agreement with a reputable Italian construction company for sales in Italy in December 2002 and signed a license agreement with a local non-affiliated Florida company for sales in Turkey and Saudi Arabia in March 2003, of our RSM Technologies™.

Patents and Trademarks

Urecoats has a limited number of patents and patent applications, including a patent issued and patents applied for in the United States and in various foreign countries. Principal reliance is placed upon our RSM™ formula, proprietary BlueMAX™, and MilMAX™ spray wand.  These products, as well as some of our other products, are identified by trademarks, some of which are pending throughout their respective marketing area.

RSM™ Formula

     We have one issued patent for the RSM™ formula, namely, U.S. Patent No. 6,271,305, issued August 7, 2001, entitled: "Bituminous Polyurethane Interpenetrating Elastomeric Network Composition and Method of Manufacturing the Same". A continuation application seeking broader coverage for the composition was filed in the United States Patent and Trademark Office on June 27, 2001 and was assigned U.S. Application Serial No. 09/893,242, which patent will be issued on March 25, 2003.  We filed corresponding international applications for our RSM™ formula in Europe, Application No. 99942335.3, filed August 19, 1999; Brazil, Application No. P19913081-5, filed August 19, 1999; Mexico, Application No. PA/a/2001/001705, filed August 19, 1999 and Canada, Application No. 2,341,202, filed August 19, 1999; which are pending.

BlueMAX™ Applicator

     We filed one patent application for our spray application technology, U.S. Patent Application Serial No. 09/970,126, on October 3, 2001, entitled: "Applicator Assembly for Application of Adhesives, Sealants and Coatings".  We filed corresponding international applications in Canada, Application No. 2,379,458, on March 28, 2002; China, Application 02142719.4 on September 16, 2002; and an international PCT Application, PCT/US02/31529 on October 2, 2002; which are pending.

MilMAX™ Spray Wand Apparatus

     We filed one patent application for our spray wand apparatus technology, namely, U.S. Patent Application Serial No. 10/072,325, on February 7, 2002, entitled: "Spray Gun/Applicator"; and corresponding international applications in China, Application No. 02142720.8, on September 16, 2002; and an international PCT Application, PCT/US03/03698 on February 7, 2003; which are pending.

Employees

At December 31, 2002, the Company employed 39 people.

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

Item 2. Properties.

Our operations are conducted in leased facilities located throughout Florida. Our headquarters and primary administrative and research facilities are located in Deerfield Beach, Florida. We have additional facilities in Deerfield Beach, Florida, for manufacturing, sales, marketing, distribution, and warehousing. We have a secondary research facility in Apopka, Florida. These facilities are adequate and provide sufficient space for our present operational requirements. See Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

The material features of this litigation have been previously disclosed in our Form 8-K dated May 15, 2002 (Item 5.  Other Events) and Form 10-Qs dated June 30, 2002 (Item 3. Legal Proceedings) and September 30, 2002 (Item 5. Other Information), which information is incorporated its entirety herein from all of these reports by this reference.  Since the date of our last report, a material development occurred, which was the filing of our motion to consolidate the two cases into one based on similar underlying factual bases between the two, which motion was granted by the Court.  The outcome of this litigation cannot be determined at this time. See Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4(A). Executive Officers of Our Company.

Set forth below is a brief summary of the executive officers of the Company:

Name and Present Position	Age	Business Experience During the Past 5 Years and Period Served as Officer

Timothy M. Kardok Chief Executive Officer, President and Director	45

Mr. Kardok joined Urecoats on March 1, 2001 as President and Chief Operating Officer of a former subsidiary, and Director.  Mr. Kardok was appointed President of Urecoats on March 19, 2001 and Chief Executive Officer on October 9, 2001. He also served as Chief Operating Officer from March 19, 2001 to December 31, 2001 and Treasurer from March 19, 2001 until May 18, 2001.  Previously, Mr. Kardok was senior vice president, Centimark Corporation, Canonsburg, PA, from October 1997 to February 2000.

Michael T. Adams Executive Vice President and Corporate Secretary	37	Mr. Adams was appointed as Executive Vice President and Corporate Secretary on March 1, 1999. He also served in various executive and other capacities in the Company since January 1, 1997.

John G. Barbar Senior Vice President of Finance, Chief Financial Officer, and Corporate Treasurer	41

Mr. Barbar joined Urecoats on March 19, 2001 as Interim Chief Financial Officer and was appointed Senior Vice President of Finance, Chief Financial Officer, and Treasurer on May 19, 2001. Previously, Mr. Barbar was vice president of finance, Pinnacle Healthcare Technologies, Inc., Boca Raton, FL, from September 2000 to March 2001; vice president and treasurer, General Roofing Services, Fort Lauderdale, FL, from February 1999 to September 2000; and chief financial officer, R & J Roofing of Florida Inc., Boca Raton, FL, from November 1996 to August 1998.

Arthur K. Guyton, Ph.D. Senior Vice President of Marketing	46

Dr. Guyton joined Urecoats on August 17, 2001 as Senior Vice President of Special Projects and was appointed Senior Vice President of Marketing on January 1, 2002.  Previously, Dr. Guyton was a senior manager, Arthur Andersen Business Consulting, Miami, FL, from January 1999 to August 2001; national director of training, Centimark Corporation, Pittsburgh, PA, from January 1998 to December 1998; and national training director, Uniforce Staffing Services, Inc., Boca Raton, FL, from January 1997 to December 1997.

Ronald E. Clark Senior Vice President of Operations and Chief Operating Officer	52

Mr. Clark joined Urecoats on September 1, 2001 as Senior Vice President of Operations and was appointed Chief Operating Officer on January 1, 2002. Previously, Mr. Clark was vice president of human resources and administration, Centimark Corporation, Pittsburgh, PA, from August 1998 to August 2001 and director of human resources, Port Authority of Allegheny County, Pittsburgh, PA, from March 1995 to August 1998.

Dale L. Epperson Senior Vice President of Market Development	51

Mr. Epperson joined Urecoats on September 1, 2002 as Senior Vice President of Market Development.  Previously, Mr. Epperson was director of corporate national accounts, GAF Materials Corporation, Wayne, NJ from May 2001 to August 2002 and executive vice president of sales and other capacities, Centimark Corporation, Pittsburgh, PA, from September 1993 to April 2001.

David E. Dana, Ph.D. Vice President of Research and Development - Urecoats Manufacturing, Inc.	50

Dr. Dana joined Urecoats Industries Inc. as the Director of Research and Development and Urecoats Manufacturing, Inc. as Vice President of Research and Development on January 14, 2002.  Previously, Dr. Dana worked for PPG Industries, Inc. from September 1981 to January 2002, in various positions with his last position as technology manager in PPG's Fiberglass Division.

Kenneth D. Latiolais Vice President of Operations - Urecoats Manufacturing, Inc.	56

Mr. Latiolais joined Urecoats Manufacturing, Inc. as Vice President of Operations on January 1, 2003.  Previously, Mr. Latiolais was group plant manager, Johns-Manville Corporation, Denver, CO, from December 1996 to October 2002, a board of director and vice president of U.S. Intec, Port Arthur, TX, from January 1982 to August 1996, and maintenance supervisor, Gulf Oil Corporation, Orange, TX, from January 1967 to January 1982.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the American Stock Exchange as of June 18, 2002 under the ticker "URT". Prior to that time, our common stock traded on the over-the-counter bulletin board under the symbol "UREC" until May 30, 2002 and "URCO" from June 3, 2002 through June 17, 2002. The following table sets forth, for the calendar quarters during the past two years, the closing prices on the American Stock Exchange and the high and low closing bid information for our common stock. For the shares trading on the over-the-counter bulletin board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar	2002(*)		2001
Quarter	High	Low	High	Low

First	$6.70	$6.30	$1.00	$.38
Second	3.25	3.20	.90	.31
Third	1.45	1.40	.70	.21
Fourth	.90	.75	.48	.25

(*) These amounts have been adjusted to reflect a 1-for-10 share consolidation approved by the shareholders on May 28, 2002 and effective after the close of business on May 30, 2002.

Holders and Dividends

As of October 18, 2002, there were approximately 7,041 holders of record of our common stock. We did not declare any dividends during the past two years.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance on an aggregated basis as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-AverageExercise Price ofOutstanding Options, Warrants and Rights	Number of Securities Remaining Available forFuture Issuance UnderEquity Compensation Plans (excluding SecuritiesReflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (i)	677,450	$3.37	2,394,100	(ii)
Equity Compensation Plans Not Approved by Security Holders (i)	62,000	$4.73	410,000	(iii)

Total	739,450	$3.48	2,804,100

(i) Refer to our Consolidated Financial Statements beginning on page 18 of this report and related footnotes 15, 18, and 19 for more information on all of these plans.

(ii)  This amount includes 1,600,000 shares of restricted common stock under the 2002 Non-Employee Director Restricted Stock Plan (See footnote (i) above) and 500,000 securities under the 2002 Executive Incentive Plan (See footnote (i) above).

(iii) This amount includes 410,000 shares of restricted common stock pursuant to Long-Term Executive Employment Agreements (See footnote (i) above).

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2002, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(1) On October 31, 2002, we issued 470,000 shares of restricted common stock in a private transaction, for $470,000 in cash.

     (2)  On November 11, 2002, we issued an aggregate of 26,950 shares of restricted common stock pursuant to conversion of 3,500 shares of our Series C Convertible Preferred Stock, valued and recorded at $70,000.

(3) On December 31, 2002, we issued 100,000 shares of restricted common stock pursuant to a legal settlement, valued and recorded at $45,000.

(4) During December 2002, we issued 100,000 shares of restricted common stock pursuant to an exercise of a restricted stock option, valued and recorded at $100,000.

     (5)  On December 31, 2002, we issued an aggregate of 33,500 shares of restricted common stock to officers and an officer/director, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $15,075.

Preferred Stock

     On December 31, 2002, Richard J. Kurtz, the Chairman of the Board and principal stockholder of the Company, exchanged $1,616,560 of indebtedness (short-term loans bearing interest at 9% per annum) due him for 80,828 shares of the Company’s Series C Convertible Preferred Stock pursuant to a partial exercise of his Series C Preferred Stock Option Agreement.  As previously reported, the Company entered into a Series C Preferred Stock Option Agreement with Mr. Kurtz on January 8, 2002, which granted to him, the right and option to purchase at $20.00 per share on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of the Company’s currently authorized and unissued Series C Preferred Stock, par value $1.00 per share, which Series C Preferred Stock purchased thereby is convertible into restricted common stock of the Company at a price of $2.20 per share, as adjusted based on the Company’s reverse split and share consolidation during 2002.

Item 6. Selected Financial Data.

	Year Ended December 31,

			Development	Development	Development
			Stage	Stage	Stage
			Operations	Operations	Operations
	2002	2001	2000	1999	1998

Summary of Operations
Revenue	$5,015,645	$1,255,292 (a)	$ ---	$ ---	$ ---
(Loss)From Continuing Operations	$(11,443,336)	$(6,442,348)	$(4,207,332)	$(2,381,026)	$(2,313,977)
(Loss)Per Common Share-Basic(b)	$(0.841)	$(0.056)	$(0.044)	$(0.031)	$(0.041)
(Loss)Per Common Share-Dilutive(b)	$(0.702)	$(0.055)	$(0.043)	$(0.031)	$(0.069)

Financial Position
Total Assets	$6,148,784	$5,185,163	$2,149,305	$1,589,739	$1,373,418
Long-Term Debt	$45,427	$219,296	$131,920	$34,327	$ ---
Total Liabilities	$4,147,160	$2,826,044	$4,091,526	$979,969	$2,635,457
Total Stockholders' Equity (Deficit)	$2,001,624	$2,359,119	$(1,942,221)	$(59,651)	$(1,262,039)

(a)  This amount does not include revenue from our contracting services of $1,352,463, which was discontinued, effective December 31, 2001. The combined revenue of application systems, coatings, sealants and other products, and contracting services totaled $2,607,755. See Consolidated Financial Statements and related Notes for complete information.

(b) These amounts have been adjusted to reflect a 1-for-10 share consolidation approved by the shareholders in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2002

Overview

This financial review presents the operating results for Urecoats Industries Inc. and its subsidiaries for each of the three years in the period ended December 31, 2002, and its financial condition at December 31, 2002. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements.

Business

As used in this report, "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Urecoats Industries Inc. is a manufacturing, sales, marketing, and technology-driven product development company, engaged, through its subsidiaries, in the sales, marketing, development, manufacturing, acquisition, and distribution of specialty sealant and coating products for the building products and construction industries.

We installed a new executive team in 2001 to build an infrastructure for facilitating our exit from a four-year period largely characterized by research and development.  We added seasoned and accomplished executives in 2002 and 2003 to strengthen our overall organization.  We introduced our first Urecoats™ brand, RSM Series™ products, UrecoatsRSM-100™ and BlueMAX™ spray application system (“Flagship Products”), regionally in the Southeast United States during the last quarter of 2001, nationally during the first quarter of 2002, and focused on the Southeast United States throughout the remainder of 2002, to roofing contractors.  In September 2001, we acquired additional products known as our Infiniti™ brand, Infiniti Series™ products, for roofing, waterproofing, and painting contractors.  We are currently penetrating our target markets in the building products and construction industries with our Urecoats™ and Infiniti™ brands, and other products.

Our Urecoats™ brand is comprised of different series for marketing purposes and collectively referred to as our “RSM Series™” products.  UrecoatsRSM-100™ is for the roofing markets (“RSM-100™”); UrecoatsRSM-200™ is for the waterproofing markets (“RSM-200™”); UrecoatsRSM-550™ and “Reillycoat” are for the corrosion and pipeline markets; and UrecoatsRSM-700™ is for the bridge deck markets (“RSM-700™”); and the spray system required for application of these products is the “BlueMAX™”.  Our Infiniti™ brand is comprised of products owned or controlled by Infiniti (“Infiniti Series™”) and other products made by manufacturers for sale and distribution through Infiniti.  We refer to our RSM Series ™ products, excluding the BlueMAX™, and Infiniti Series™ and other products, as “Coatings, Sealants and Other Products” and our BlueMAX™ as “Application Systems” in this section.  We sometimes refer to our entire product offering as our “Comprehensive Product Line”.

We use high volume, quality oriented, and reputable outside vendors in multiple locations across the United States for most of our Comprehensive Product Line's manufacturing needs.  Infiniti performs light manufacturing to serve some of its customers and plans to increase these operations in 2003 for select products to improve profit margins.  This strategy reduces our capital requirements and optimizes raw material, transportation, and delivery costs.

Our Flagship Products are distributed to roofing contractors throughout the Eastern United States by a Forbes Private 500 roofing materials supplier with over 105 locations and Infiniti Series™ products locally throughout South Florida by Infiniti.  We are in negotiations with distributors for our RSM-200™ to the waterproofing industry.  We entered into a strategic partnership with Reilly Industries, Inc., which will handle distribution of our jointly branded Reillycoat™ product to the pipeline industry.  We are still exploring distribution for anticipated RSM-700™ sales based upon information received from the Federal Highway Administration Office of Infrastructure Research and Development for the bridge deck industry.

Marketing and sales efforts during the first half of 2002 were promising and we kept pace with our anticipated growth. However, the continued fallout of the United States financial markets from the terrorists attacks of September 11, 2001 and the decline in consumer confidence impacting the overall macro economic environment resulted in a downward trend within the overall roofing industry (for the first time in this industry in many years).  During the second half of 2002, roofing contractors, including our roofing contractor customer base, began experiencing significant revenue decreases almost without exception.  The original selling prices for our BlueMAX™ therefore became a serious barrier to entry to roofing contractors which found it increasingly difficult to justify making a significant capital expenditure for the BlueMAX™ during a time when business was soft.  During the second half of 2002, to adapt to the changing market conditions, we increased our research and development activities on our core RSM Technologies™ and began development of our next generation RSM Series™ products.

These new technologically advanced products are expected to complement our existing technologies when completed, and should thereby reduce our barriers to entry in our targeted markets.  In addition, our sales and marketing efforts drew significant attention from our competitors in the roofing industry which sought, and continue to seek, to discredit us based on the recent entry of our Flagship Products in our targeted markets (in terms of years in the marketplace and jobs completed by our contractor base).  Although our primary focus for 2003 remains on the commercial low-slope part of the roofing industry with  our Flagship Products, we are also implementing our strategy to diversify our exposure by offering additional RSM Series™ products to additional industries, such as waterproofing, pipeline, and bridge deck.

We place a high priority on research and new product and process development and our goal is to develop a continuous flow of new products.  We acquired our RSM Technologies™, which comprised two formulas, one manufactured in three parts and the other in two parts, in 1997.  Our current RSM Series™ products are comprised of three components.  In response to changing market conditions, difficulties experienced in gaining market share in the roofing industry based on the high selling price of our commercial size BlueMAX™, and feedback from our existing and potential customers in the roofing industry, we focused our research and development activities towards further development of our existing RSM Series™ products in 2002.  We completed preliminary development of our two part RSM™ formula and a smaller less expensive lesser output two part spray application system.  We are currently in the final phases of product testing and have built our first prototypes, which will undergo extensive field testing during the first half of 2003 by select Urecoats Certified Contractors (the “Next Generation RSM Series™”).  We also acquired certain sealant and coating intellectual property and formulas through our acquisition of Infiniti. Infiniti is continuing to develop additional sealant and coating products using its own technology, and through outside materials manufacturers, for Infiniti™ brand products, including topcoats for use on our RSM Series™ products.

We perform sales training for our own sales personnel on a regular basis and to support our developing independent manufacturing representative networks based on the technical nature of our RSM Series™ products.  Our operations personnel require specialized training relating to mechanical, repair, maintenance, spray application techniques, and contractor training to provide customer support for our RSM Series™ products.  We also require our contractors/end-users who purchase the BlueMAX™ (“Applicators”) to undergo extensive training through our multi-faceted certified contractor training program. The Applicator is thoroughly trained in the technical aspects of the BlueMAX™ and application of the RSM Series™ product and receives hands-on field experience on both. We offer on-site technical support and refresher courses on a regular basis for customer service.

We are committed to limited international expansion.  We entered into an exclusive licenses agreement with a reputable Italian construction company for sales in Italy in December 2002 and signed a license agreement with a local company for sales in Turkey and Saudi Arabia, of our RSM Technologies™ in March 2003.

Results of Operations

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Revenues

The following is a summary of revenues for the years ending December 31,

	2002	2001	Development Stage Operations 2000

Revenue:
Application Systems	$1,314,515	$490,000	$	---
Coatings, Sealants and Other Products	3,701,130	765,292		---

Total Revenue	$5,015,645	$1,255,292	$	---

We reported record revenue for the year ended December 31, 2002 of $5,015,645 as compared to $1,255,292 for the year ended December 31, 2001. The revenue generated from sales of our Application Systems was $1,314,515, which represented 26% of our revenue, as compared to $490,000 in 2001, which was 39% of our revenue, while sales from Coatings, Sealants and Other Products was $3,701,130, which represented 74% of our revenue, as compared to $765,292 in 2001, which was 61% of our revenue.

The increase of $824,515 from Application Systems was primarily due to having a full year of selling this product as compared to a partial year in 2001.  The increase of $2,935,838 from Coatings, Sealants and Other Products is broken out as follows: a) $1,764,869 is related to a full year of revenue being reflected from our acquisition of Infiniti Products, Inc. (f/k/a Infiniti Paints, Inc.) as compared to four months in 2001 (See Note 4: Acquisition in the Notes to Consolidated Financial Statements for pro forma information); and b) $1,170,969 is related to a full year of selling our RSM-100™ as compared to a few months in 2001.

In response to certain market and economic conditions we have refined our pricing strategy for our Flagship Products for 2003.  This will impact our revenue per unit and gross profit for these products, but we anticipate that new products planned for a 2003 introduction will provide additional revenue and improved margins.  During the fourth quarter we sold five (5) new Application Systems for a total of $357,500.  This amount was offset by $280,000 for Application Systems returned, $70,000 for an Application System that was originally recorded as a sale, but due to additional commitments made to the customer, this sale had to be deferred, and additional selling adjustments for $33,936.

As a result of successfully field testing our Flagship Products and in response to our future customers, who are roofing contractors, we decided to discontinue providing roof contracting services through our Rainguard Roofing Corporation subsidiary and divested these operations, effective for the year ended December 31, 2001. The total net activity of these discontinued operations is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. These total costs and expenses increased from $7,697,640 for the year ended December 31, 2001 to $16,458,981 for the year ended December 31, 2002 for an increase of $8,761,341. The increase is due to the Company having a full year of sales and distribution of its Application Systems and Coatings, Sealants and Other Products.

Cost of Sales: Our cost of sales for the year ended December 31, 2001 was $1,060,890 and is comprised of $1,035,311 of direct product costs and $25,579 of warranty costs, freight and other cost of sales.  Direct cost for Application Systems was $426,606 or 87% as a percent of related revenue, and $608,705 for Coatings, Sealants and Other Products or 80% of related revenue.  This is compared to $4,182,220 for the year ended December 31, 2002 and is comprised of $3,958,828 of direct product costs, which includes introductory offers and customer service, support, and training costs, and $223,392 of warranty costs, freight and other costs of sales.  Direct cost for the Application Systems was $1,324,948, which includes an $117,000 adjustment to inventory relating to the new pricing strategy for 2003, and $2,633,880 for Coatings, Sealants and Other Products.  The cost of sales as a percent of revenue for the Application Systems, excluding the inventory adjustment, is 92% and 71% for the Coatings, Sealants and Other Products.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2002 was $9,733,105 as compared to $2,899,297 for the year ended December 31, 2001. The increase of $6,833,808 is attributable to us introducing our Flagship Products to the market place. This required an increase of personnel and personnel related costs of $2,811,682 for production, testing, technical support, and sales; $862,823 for insurance, communications, shareholder relations, and listing fees; $883,421 for products provided to complete key projects, reserve against notes issued on internally financed Application Systems, and bad debt reserve and expense; $772,784 for other overhead expenses; and $1,503,098 for marketing, advertising, travel, conventions, show booth and related materials required to build brand awareness, and distribution. In addition, we updated our comprehensive sales and marketing program, including our web site, product brochures, literature pieces, and corporate video.

Professional Fees: Our professional fees increased $313,385 from $268,029 for the year ended December 31, 2001 to $581,414 for the year ended December 31, 2002. This increase related to services that were outsourced during the year that had previously been handled internally.  Additional legal, including litigation, accounting and professional services were also required for major issues we dealt with during the year such as private placement documentation.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2002 was $389,809 as compared to $402,240 for the year ended December 31, 2001 for a decrease of $12,431. The decrease is attributable to the disposal of certain property and equipment which was partially offset by amortization of patent development costs.

Research and Development: Our research and development costs decreased $668,548 from $1,250,213 for the year ended December 31, 2001 to $581,665 for the year ended December 31, 2002. This reflects our transition to full sales and production and reallocation of resources for the entire calendar year. We remain committed to the continual development of new products and technology.

Consulting Fees: Our consulting fees for the year ended December 31, 2001 was $734,273 as compared to $830,657 for the year ended December 31, 2002 for an increase of $96,384. This includes fees paid to related parties for professional advice and services.

Interest Expense: Our interest expense decreased $105,394 from $169,208 for the year ended December 31, 2001 to $63,814 for the year ended December 31, 2002. The decrease is due to the reduction of total liabilities over the year.

Loss on Disposal of and Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Urecoats International, Inc., in 1997. Management evaluated the fair market value of this asset as required and determined that there was no value at December 31, 2001. Therefore, a charge of $913,490 for the impairment of the asset was recorded and is reflected on the Consolidated Statement of Operations. We also had a loss on the disposal of obsolete property and equipment in the amount of $96,297 in 2002.

Discontinued Operations: During 2001, we acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products, and to generate revenues. As a result of the successful field testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations in the amount of $(1,662,183).

Liquidity and Capital Resources

We had $41,520 of cash on hand at December 31, 2002 reflecting a decrease of $477,705 when compared to the $519,225 of cash on hand at December 31, 2001. The cash on hand at December 31, 2000 was $16,998.

The cash required by operations for 2002 was $9,462,026 which was primarily attributable to our net loss for the year, purchase of inventory, which was offset by increases in accounts payable and accrued expenses, and elimination of non-cash expenses for consulting, legal fees, settlements and employee compensation. The cash required by operations for 2001 and 2000 was $5,437,184 and $2,898,088 respectively and was a result of our net loss offset by an increase in the elimination of non-cash expenses primarily for consultants, legal fees, settlements, and employee compensation.

The cash used in investing activities was $996,430 for the year ended December 31, 2002 as compared to $1,438,731 for the year ended December 31, 2001 reflecting a decrease of $512,618. The net cash required for capital expenditures in the current year was $794,632 for the purchase of vehicles, machinery and equipment for demonstration and support of our customers. We also invested in computer systems, both hardware and software, which is enabling us to more effectively manage our business. The net capital expenditures were $652,645 in 2001 and $686,617 in 2000.

We also used $728,903 of cash in the acquisition of our wholly owned subsidiary, Infiniti Paint Co., Inc. in 2001. This acquisition expanded our product line to include a broader base of proprietary products and other products in addition to providing an initial internal distribution source for our Flagship Products.

The cash provided from financing activities was $9,980,751 for the year ended December 31, 2002 as compared to $7,378,142 for the year ended December 31, 2001 and $3,641,700 for 2000. The primary source of cash each year is attributable to the issuance of common and preferred stock, and proceeds of loans from the Chairman of the Board.

We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. We anticipate further financing through short-term loans and/or the private sale of our common and preferred stock to accredited sophisticated investors.

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

Revenues

The following is a summary of revenues for the years ending December 31,

	2001		Development Stage Operations 2000		Development Stage Operations 1999

Revenue:
Application Systems	$490,000		$	---	$	---
Coatings, Sealants and Other Products	765,292			---		---

	$1,255,292	*	$	---	$	---

We reported record revenue for the year ended December 31, 2001 of $1,255,292. The revenue generated from sales of our Application Systems was $490,000 and represented 39% of our revenue, while sales from Coatings, Sealants and Other Products was $765,292, which represented 61% of our total revenue. This was the first year we are reporting revenue, therefore, prior year comparisons are not possible.

* During the year we acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products, and to generate revenue. The revenue generated by this subsidiary was $1,352,463. The revenue earned by this subsidiary was previously reported as part of our total revenue.  This amount does not include revenue from our contracting services of $1,352,463, which was discontinued, effective December 31, 2001. The combined revenue of Application Systems, Coatings, Sealants and Other Products, and contracting services totaled $2,607,755.  As a result of successfully field testing our products and in response to our future customers, who are roofing contractors, management decided to discontinue operations of Rainguard Roofing effective for the year ended December 31, 2001. The total net activity of these discontinued operations is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $4,207,332 for the year ended December 31, 2000 to $7,697,640 for the year ended December 31, 2001 for an increase of $3,490,308. The increase was due to the Company exiting its development stage and beginning sales and distribution of its Application Systems, Coatings, Sealants and Other Products, and asset impairment.

Cost of Sales: Our cost of sales for the year ended December 31, 2001 was $1,060,890 and is comprised of $1,035,311 of direct product costs and $25,579 of freight and other cost of sales. Direct cost for the Application Systems was $426,606 or 87% as a percent of related revenue, and $608,705 for Coatings, Sealants and Other Products or 80% as a percent of related revenue. This was the first year that we had cost of sales relating to revenue generated, therefore, prior year comparisons were not possible.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2001 was $2,899,297 as compared to $1,268,441 for the year ended December 31, 2000. The increase of $1,630,856 is attributable to us introducing our Flagship Products to the market place. This required an increase of personnel for production, testing, technical support, sales, advertising, show booth and related materials, marketing and distribution. In addition a comprehensive sales and marketing program was established, which included updating our web site, creating product brochures, literature pieces and a corporate video.

Professional Fees: Our professional fees increased $113,980 from $154,049 for the year ended December 31, 2000 to $268,029 for the year ended December 31, 2001. This increase related to the additional legal, accounting and professional services required for major issues we dealt with during the year such as a patent application on our proprietary BlueMAX™ and private placement documentation.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2001 was $402,240 as compared to $261,435 for the year ended December 31, 2000 for an increase of $140,805. The increase was attributable to depreciation on vehicles, machinery and equipment acquired to establish production, and field testing our Flagship Products.

Research and Development: Our research and development costs increased $33,201 from $1,217,012 for the year ended December 31, 2000 to $1,250,213 for the year ended December 31, 2001. This reflects our transition from development stage to full sales and production. We are introducing our Flagship Products to the roofing industry in the Southeastern region of the United States. We remain committed to the continual development of new products and technology.

Consulting Fees: Our consulting fees for the year ended December 31, 2001 was $734,273 as compared to $1,108,888 for the year ended December 31, 2000 for a decrease of $374,615. We outsourced certain projects and functions during the year relating to the development of technical, operations, sales, and distribution programs. Some of these functions were being handled internally, which explains the decrease for the period.

Interest Expense: Our interest expense decreased $28,299 from $197,507 for the year ended December 31, 2000 to $169,208 for the year ended December 31, 2001. This decrease was due to the reduction of total liabilities over the year.

Discontinued Operations: During 2001, we acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products, and to generate revenues. As a result of the successful field testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity was reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations in the amount of $(1,662,183).

Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Urecoats International, Inc., in 1997. Management evaluated the fair market value of this asset as required and determined that there was no value at December 31, 2001. Therefore, a charge of $913,490 for the impairment of the asset was recorded and reflected as such.

Contractual Obligations

	Payments Due By Period

Contractual Obligations	Total	Less Than 1Year		1-3 Years	3-5 Years		More Than 5 Years

Long-Term Debt Obligations	$45,427	$	---	$45,427	$	---	$	---
Capital Lease Obligations	---		---	---		---		---
Operating Lease Obligations	1,538,856		33,000	1,130,533		375,323		---
Purchase Obligations	498,600		498,600	---		---		---
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	---		---	---		---		---

	$2,082,883		$531,600	$1,175,960		$375,323	$	---

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

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the Company's disclosures about its businesses made in the Company's press releases and in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data.

URECOATS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

Assets

Current Assets:
Cash	$41,520	$519,225
Accounts Receivable	604,945	1,054,592
Inventory (Note 4)	1,416,674	343,446
Prepaid Expenses and Other Current Assets	204,526	225,267

Total Current Assets	2,267,665	2,142,530

Property, Plant & Equipment, Net (Note 5)	$1,514,063	$1,215,668

Other Assets:
Intangibles, Net (Note 6)	1,879,433	1,798,490
Notes Receivable	348,412	28,475
Deposits and Other Non-Current Assets	139,211	---

Total Other Assets	2,367,056	1,826,965

Total Assets	$6,148,784	$5,185,163

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)

	As of December 31,

	2002	2001

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses (Note 7)	$3,187,449	$1,566,874
Current Maturities of Long-Term Debt (Note 8)	105,257	205,975
Short-Term Notes and Loans Payable (Note 9)	739,027	232,260
Deferred Income (Note 11)	70,000	---

Total Current Liabilities	4,101,733	2,005,109

Long-Term Debt (Note 8)	45,427	219,296
Capital Leases	---	1,017
Commitments and Contingencies (Notes 2, 12)	---	600,622

Total Liabilities	4,147,160	2,826,044

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
which Designations: (Notes 10, 14, 18)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued
and Outstanding (Less Offering Costs of $7,465)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized, Issued and
Outstanding	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 414,781 Issued and
Outstanding	414,781	---
Common Stock, $.01 Par Value; 25,000,000 Shares Authorized;
14,071,254 and 131,402,830 (Pre-Split-See Note 14) Issued and
Outstanding at December 31, 2002 and 2001, respectively	140,713	1,314,028
Additional Paid-In Capital	44,696,841	34,392,433
Subscriptions Receivable	---	(1,200,000)
Accumulated (Deficit)	(43,805,746)	(32,702,377)

Total Stockholders' Equity	2,001,624	2,359,119

	---	---
Total Liabilities and Stockholders' Equity	$6,148,784	$5,185,163

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2002	2001	Development Stage Operations 2000

Revenue:
Application Systems	$1,314,515	$490,000	$	---
Coatings, Sealants and Other Products	3,701,130	765,292		---

Total Revenue	5,015,645	1,255,292		---

Cost of Sales:
Application Systems	1,324,948	426,606		---
Coatings, Sealants and Other Products	2,633,880	608,705		---
Warranty Costs, Freight and Other Cost of Sales	223,392	25,579		---

Total Cost of Sales	4,182,220	1,060,890		---

Gross Profit	833,425	194,402		---

Operating Expenses:
Selling, General and Administrative	9,733,105	2,899,297		1,268,441
Professional Fees	581,414	268,029		154,049
Depreciation and Amortization	389,809	402,240		261,435
Research and Development	581,665	1,250,213		1,217,012
Consulting Fees	830,657	734,273		1,108,888
Interest Expense	63,814	169,208		197,507
Impairment of Assets	---	913,490		---
Loss on Disposal of Property and Equipment	96,297	---		---

Total Operating Expenses	12,276,761	6,636,750		4,207,332

Operating (Loss)	(11,443,336)	(6,442,348)		(4,207,332)

Income (Loss) From Discontinued Operations (Note 2)	599,601	(1,473,637)		(314,022)

Net (Loss)	$(10,843,735)	$(7,915,985)		$(4,521,354)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31

	2002	2001	Development Stage Operations 2000

Net (Loss) Per Common Share-Basic
Continuing Operations	$(0.841)	$(0.056)	$(0.044)
Discontinued Operations	0.044	(0.013)	(0.003)

Total	$(0.797)	$(0.069)	$(0.047)

Weighted Average Shares Outstanding	13,605,769	115,362,354 *	96,045,094 *

Net (Loss) Per Common Share-Diluted
Continuing Operations	$(0.702)	$(0.055)	$(0.043)
Discontinued Operations	0.037	(0.012)	(0.003)

Total	$(0.665)	$(0.067)	$(0.046)

Weighted Average Shares Outstanding	16,313,776	118,216,602 *	97,788,594 *

*Pre 1-for-10 share consolidation. See Note 14.

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts

	Series A	Series B	Series C	Par Value
As of the Year Ended	Shares (a)	Shares	Shares	$1.00

December 31, 2000	62,500	---	---		$55,035

Issuance of Common Stock	---	---	---	$	---
Issuance of Common Stock	---	---	---	$	---
Issuance of Preferred Stock	---	500,000	---		$500,000
Net (Loss)	---	---	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	---	$	---

December 31, 2001	62,500	500,000	---		$555,035

Issuance of Common Stock	---	---	---	$	---
Issuance of Common Stock	---	---	---	$	---
Share Consolidation (1-for-10)	---	---	---	$	---
Issuance of Preferred Stock	---	---	423,281		$423,281
Conversion of Preferred Stock to Common Stock	---	---	(8,500)		$(8,500)
Net (Loss)	---	---	---	$	---
Accrued Dividend on
Preferred Stock
and Other Adjustments	---	---	---	$	---

December 31, 2002	62,500	500,000	414,781		$969,816

(a) Par Value for the Series A Preferred Stock, which was the only preferred stock outstanding at December 31, 2000, excludes Offering Costs of $7,465.00.

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock Amounts

As of the Year Ended	Shares	Par Value$.01		Additional Paid-In Capital		Subscriptions Receivable

December 31, 2000	99,341,969		$993,420		$21,776,138	$	---

Issuance of Common Stock	32,060,861		$320,608		$10,616,295	$	---
Issuance of Common Stock	---	$	---	$	---		$(1,200,000)
Issuance of Preferred Stock	---	$	---		$2,000,000	$	---
Net (Loss)	---	$	---	$	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---	$	---	$	---

December 31, 2001	131,402,830		$1,314,028		$34,392,433		$(1,200,000)

Issuance of Common Stock	869,521		$8,695		$1,071,559	$	---
Issuance of Common Stock	---	$	---	$	---		$1,200,000
Share Consolidation (1-for-10)	(118,262,547)		$(1,182,625)		$1,182,625	$	---
Issuance of Preferred Stock	---	$	---		$8,042,339	$	---
Conversion of Preferred Stock to
Common Stock	61,450		615		7,885	$	---
Net (Loss)	---	$	---	$	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---	$	---	$	---

December 31, 2002	14,071,254		$140,713		$44,696,841	$	---

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Accumulated
As of the Year Ended	(Deficit)		Total

December 31, 2000		$(24,766,814)	$(1,942,221)

Issuance of Common Stock	$	---	$10,936,903
Issuance of Common Stock	$	---	$(1,200,000)
Issuance of Preferred Stock	$	---	$2,500,000
Net (Loss)		$(7,915,985)	$(7,915,985)
Accrued Dividend on Preferred Stock
and Other Adjustments		$(19,578)	$(19,578)

December 31, 2001		$(32,702,377)	$2,359,119

Issuance of Common Stock	$	---	$1,080,254
Issuance of Common Stock	$	---	$1,200,000
Share Consolidation (1-for-10)	$	---	$-0-
Issuance of Preferred Stock	$	---	$8,465,620
Conversion of Preferred Stock to
Common Stock	$	---	$-0-
Net (Loss)		$(10,843,735)	$(10,843,735)
Accrued Dividend on Preferred Stock
and Other Adjustments		$(259,634)	$(259,634)

December 31, 2002		$(43,805,746)	$2,001,624

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	Development Stage Operations 2000*

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(11,443,336)	$(6,442,348)	$(4,207,332)
Discontinued Operations	599,601	(1,473,637)	(314,022)
Adjustments to Reconcile Net (Loss) to Net Cash Provided
(Used) by Operating Activities:
Depreciation and Amortization	389,809	402,240	261,435
Impairment of Goodwill	---	913,490	---
Commitments and Contingencies	(600,622)	---	---
Disposition of Property and Equipment	217,787	---	---
Non-Cash Operating Activities:
Board of Director Fees	23,625	78,750	67,852
Interest	37,620	80,839	---
Legal Fees, Settlements and Other Services	54,750	416,493	139,875
Consultant Fees	160,575	487,136	843,303
Other Compensation	270,690	643,106	148,804
Changes in Assets and Liabilities:
Prepaid Expenses	57,281	(132,777)	(76,360)
Accounts and Loans Receivable	449,647	(534,299)	(1,029)
Inventory	(1,073,228)	(187,007)	---
Other Current Assets	(36,542)	(52,241)	---
Accounts Payable and Accrued Expenses	1,360,317	483,388	187,868
Deferred Income	70,000	(50,000)	50,000
Commitments and Contingencies	---	(70,317)	1,518

Net Cash (Required) by Operating Activities	(9,462,026)	(5,437,184)	(2,898,088)

Cash Flows From Investing Activities
(Acquisition) of Property and Equipment	(794,632)	(980,871)	(686,617)
Disposition of Property and Equipment	---	328,226	---
(Acquisition) of Intangibles	(91,962)	(784,362)	(38,888)
(Additions) of Deposits and Other Non-Current Assets	(109,836)	(1,724)	(16,135)

Net Cash (Required) by Investing Activities	$(996,430)	$(1,438,731)	$(741,640)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,

	2002	2001	Development Stage Operations 2000*

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$6,223,000	$1,853,230		$87,950
Proceeds of Notes and Credit Lines	2,846,753	1,079,797		260,386
(Payment) of Notes and Credit Lines	(2,615,590)	(899,502)		(64,392)
(Payment) of Loans	---	---		(41,244)
Proceeds of Loans from Related Parties	3,875,000	5,344,617		3,399,000
(Issuance) of Notes Receivable	(348,412)	---		---

Net Cash Provided by Financing Activities	9,980,751	7,378,142		3,641,700

Net Increase (Decrease) In Cash	(477,705)	502,227		1,972

Cash at Beginning or Period	519,225	16,998		15,026

Cash at End of Period	$41,520	$519,225		$16,998

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-		$-0-

Cash Payments for Interest	$26,193	$56,364		$25,507

Non-Cash Investing Activities:
Acquisitions	$(100,000)	$(805,000)	$	---

Total Non-Cash Investing Activities	$(100,000)	$(805,000)	$	---

Non-Cash Financing Activities:
Issuance of Common Stock:
Operating Activities	$547,260	$1,706,324		$1,199,834
Repayment of Debts	3,912,620	7,872,747		1,351,700
Acquisitions	---	805,000		---
Capital Expenditures	100,000	---		---

Total Non-Cash Financing Activities	$4,559,880	$10,384,071		$2,551,534

* The Consolidated Statement of Cash Flows for the year ended December 31, 2000 has been reclassified to conform to the December 31, 2002 and 2001 presentation.

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

Organization

The Company was incorporated in October 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. in January 1991. On October 27, 1993, the legal name of the Company was changed to Winners All International, Inc. The Company was operationally inactive from August 1, 1995 through January 26, 1997. Pursuant to a January 29, 1997 Board of Directors meeting, resolutions pertaining to discontinuing all former operations, retroactive to the year ended July 31, 1995 were ratified. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. On February 8, 1999, the legal name of the Company was changed to Urecoats Industries Inc.

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

Inventories

Inventories are valued at the lower of cost (Application Systems) or average cost (all other inventory) versus market (net realizable value). Cost is determined by the first-in, first-out method.

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

Goodwill and Purchased Intangible Assets

Statement of Financial Accounting Standards no. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.  Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Based upon the impairment tests performed, there was no impairment of goodwill for the period ended December 31, 2002.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.  Purchased intangible assets, which primarily consist of capitalized patent application costs and acquisition of formulae, are amortized, commencing in the year of significant revenue recognition, by the straight-line method over estimated useful lives of 15 years.

Revenue Recognition

The Company recognizes revenue from sales of Application Systems upon shipment of product and title and risk of loss transfers to the customer.  Revenue from the sale of Coatings, Sealants and Other Products is recognized when the goods are shipped to the customer. Allowances for returns of Coatings, Sealants and Other Products are provided for based upon an analysis of the Company's historical patterns of returns matched against the sales from which they originated.

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

Options

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting.  Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value.

Net (Loss) Per Common Share

The Company accounts for (loss) per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings Per Share". Basic (loss) per share is based upon the net (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

Warranty Reserves

The Company established a warranty reserve as a percentage of revenue to adequately provide for potential future warranty claims.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Development Stage

The Company exited its development-stage and began operations on January 1, 2001.

New Accounting Standards Not Yet Adopted

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We believe that the adoption of SFAS 143 will not have a material effect on our consolidated financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. We believe that the implementation of the provisions of SFAS No. 146 will not have a material effect on our consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will provide quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 28, 2003. We have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect our consolidated financial statements.

Note 2: Discontinued Operations.

On April 14, 1999, the Board of Directors passed a unanimous resolution to discontinue the activities of Designer Wear, Inc. ("DWI") and ROK International, Inc. ("ROK"), retroactive for the year ended December 31, 1998. DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products.  Rainguard Roofing Corporation was acquired, effective January 1, 2001, primarily for the Company to field test its flagship products, RSM-100™ and BlueMAX™, and generate revenue. As a result of successful field-testing and in response to roofing and waterproofing contractors, the Company divested the roof contracting business, effective December 31, 2001. The impact of this divestiture has been reflected in (Loss) from Discontinued Operations in the amount of $(1,662,183).

A summary of the (loss) from discontinued operations for the years ended December 31,

	2002		2001	Development Stage Operations 2000

Revenue	$	---	$1,352,463	$	---
Cost of Sales		---	1,949,212		---

Gross Profit (Loss)		---	(596,749)		---
Operating Expenses		1,021	1,065,434		314,022
Other Income		600,622	188,546		---

Income (Loss) from Discontinued Operations		599,601	(1,473,637)		(314,022)

During 2002, the Company evaluated all circumstances and that a period of five years had passed since any material communication relating to these commitments and contingencies.  Accordingly, the Company decided that a commitments and contingency reserve was no longer required.

Note 3: Acquisition.

The Company completed the acquisition of Infiniti Paint Company, Inc. (n/k/a Infiniti Products, Inc.), effective September 1, 2001, for $1,611,010. The purchase price was paid in cash and stock: $775,000 cash and 1,550,000 shares of Common Stock valued at $775,000 and miscellaneous expenses related to the acquisition of $61,010. The purchase accounting method was used to account for the transaction and the results have been included since the date of acquisition.  The following proforma summary presents the consolidated results of operations of Urecoats as if the acquisition of Infiniti had occurred January 1, 2000.

	Year Ended December 31, (UNAUDITED) Pro Forma

	2001	2000

Revenue	$2,883,166	$2,350,701
Cost of Sales	2,129,696	1,618,982

Gross Profit	753,470	731,719
Operating Expenses	7,177,433	4,900,975

Operating (Loss)	(6,423,963)	(4,169,256)
(Loss) From Discontinued Operations	(1,473,637)	(314,022)

Net (Loss)	$(7,897,600)	$(4,483,278)

Note 4. Inventories.

The following is a summary of inventories for the years ending December 31,

	2002	2001

Raw Materials	$177,695	$75,266
Finished Goods	1,238,979	268,180

Total	$1,416,674	$343,446

Note 5: Property and Equipment.

The following is a summary of property and equipment for the years ending December 31,

			Estimated
	2002	2001	Useful Life

Vehicles	$414,011	$524,034	5 Years
Leasehold Improvements	694,827	408,097	3 Years
Office Equipment	549,232	354,319	5 Years
Machinery and Equipment	628,397	504,030	5 Years

Total Property and Equipment	2,286,467	1,790,480
Less: Accumulated Depreciation	(772,404)	(574,812)

Total Property and Equipment	$1,514,063	$1,215,668

Depreciation expense for the years ended 2002, 2001 and 2000, was $379,146, $401,929, and $261,275, respectively.

Note 6. Intangibles.

The following is a summary of intangibles for the years ending December 31,

	2002	2001

Goodwill	$1,611,010	$1,611,010
Patent Costs	199,086	107,480
Proprietary Formula Acquisition Costs	80,000	80,000

Total Intangibles	1,890,096	1,798,490
Less: Accumulated Amortization	(10,663)	---

Total Intangibles, Net	$1,879,433	$1,798,490

Amortization of intangible costs for the years ended 2002, 2001 and 2000, were $10,663, $-0-, and $167, respectively.

Goodwill arising from the cost, in excess of fair market value of tangible assets and liabilities acquired, results from the Company's 2001 acquisition of Infiniti Products, Inc.

Patent and Proprietary Formula costs are amortized, under the straight-line method, over 15 years.

The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of intangible assets.

Note 7: Accounts Payable and Accrued Expenses.

The following is a summary of accounts payable for the years ending December 31,

	2002	2001

Accounts Payable	$2,615,127	$1,316,444
Accrued Payroll Taxes	358	38,911
Accrued Expenses	---	---
Accrued Sales Taxes	39,188	25,472
Accrued Other	124,046	93,261
Accrued Warranty Reserve	129,962	73,870
Accrued Dividend Payable	278,768	18,916

Total Accounts Payable and Accrued Expenses	$3,187,449	$1,566,874

Note 8: Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31,

	2002	2001

2.9% - 18% - Various Notes Payable, Due in Monthly Installments of $8,770, $17,900,
respectively, including Interest, Maturing through 2006, Secured by Equipment	$135,184	$407,271
12% Notes Payable, payable on Demand, Unsecured	$15,500	18,000

	$150,684	$425,271
Less: Current Maturities	(105,257)	(205,975)

Total Long-Term Debt	$45,427	$219,296

Debt Maturity Schedule
Years Ending December 31
2004	24,543
2005	17,415
2006	3,469
2007	---

	$45,427

Note 9. Short-Term Notes and Loans Payable.

The Company has two operating line of credits.  The first line of credit is for $300,000, bears interest at prime plus 1% per annum, matures July 31, 2003, and is secured by assets of the Company and a personal guarantee from the Chairman of the Board.  The second line of credit is for $500,000, bears interest at prime plus 2% per annum, matures September 1, 2003, and is secured by assets of the Company and the Chairman of the Board is a co-borrower for added security for the institution.  For the years ended December 31, 2002 and 2001, the first line of credit balances were $239,027 and $232,260, respectively, and the second line of credit balances were $500,000 and -0-, respectively.

Note 10. Related Party Transactions.

The following is a summary of related party transactions for the years ending December 31, 2002 and 2001,

(i) The Company issued restricted common stock to officers and directors as follows:

	2002				2001

	Shares		Value		Shares(b)	Value

Consulting Fees	42,500		$154,275		870,000	$246,371
Cancellation of Indebtedness	---		---		521,244	140,736
Other Compensation	147,021		270,690		1,864,384	522,216
Board of Director Fees	1,283,500	(a)	23,625	(a)	300,000	78,750
Exercise of Plan Options	---		---		---	---
Exercise of Non-Plan Option	---		---		12,000,000	5,280,000
Private Placement	---		---		1,949,318	500,000

	1,473,021		$448,590		17,504,946	$6,768,073

(a)  This amount includes an aggregate of 1,276,000 shares issued under the 2002 Non-Employee Director Restricted Stock Plan in 2002, however, these shares have not vested as of December 31, 2002.  Therefore, no value was recorded at December 31, 2002.

(b) These shares amounts are prior to the 1-for-10 share consolidation.

(ii) The Company issued preferred stock to directors, as follows:

	2002		2001

	Shares	Value	Shares	Value

Cancellation of Indebtedness	195,631	$3,912,620	---	$	---
Private Placement	125,000	2,500,000

	320,631	$6,412,620	---	$	---

(iii) The following is a summary of additional related party transactions for the year ended December 31, 2002:

     (a)  The Chairman of the Board has personally guaranteed $335,000 of notes and is a co-borrower for added security on a $500,000 line of credit from financial institutions, and $1,600,000 for primary suppliers. In addition, the Chairman of the Board has confirmed a financial guarantee to provide up to $5,000,000 pursuant to a second Series C Preferred Stock Option Agreement to the Company for operating expenses incurred or to be incurred during the year 2003.  See Note 21 - Subsequent Events.

(b) The Company has a Key Man Life Insurance Policy in place covering the Chairman of the Board. The policy is an annually renewable $3,000,000 term life policy and the Company is the beneficiary.

     (c)  During 2002, the Company entered into a Series C Preferred Stock Option Agreement with the Chairman of the Board, which granted to him, the right and option to purchase at $20.00 per share all or any part of an aggregate of 250,000 shares of the Company's Series C Preferred Stock, which Series C Preferred Stock purchased thereby is convertible into restricted common stock of the Company at a price of $2.20 ($.22 pre-spit) per share.

     (d)  During 2002, the Company issued the Chairman of the Board 195,631 shares of Series C Convertible Preferred Stock pursuant to partial exercises of his first Series C Preferred Stock Option Agreement, which shares were paid for by cancellation of $3,912,620 in short term loans bearing interest at 9% per annum that he provided to the Company throughout the 2002 year for operating expenses.

     (e)  During 2002, the Company issued 1,276,000 shares of restricted common stock to directors under the 2002 Non-Employee Director Restricted Stock Plan, which shares vest pursuant to the terms of plan.  These shares were not vested, valued, recorded, or treated as outstanding as of December 31, 2002, and remain in the custody of the Company until such time that they are earned.

     (f)  During 2002, the Company issued 7,500 (75,000 pre-split) shares of restricted common stock to a director for board of director services prior to the establishment of the 2002 Non-Employment Director Restricted Stock Plan, which transaction was valued and recorded at $23,625.

     (g)  During 2002, the Company issued 147,021 shares of restricted common stock to officers and an officer-director as other compensation in connection with their employment, which transactions were valued and recorded at $270,690.

     (h)  During 2002, the Company issued an aggregate of 42,500 (425,000 pre-split) shares of restricted common stock to a director under a financial consulting services arrangement, which transactions were valued and recorded at $154,275.

     (i)  During 2002, two directors purchased 25,000 and 100,000 shares of Series C Convertible Preferred Stock through entities controlled by them, pursuant to a Series C Preferred Stock private placement offered by the Company for $500,000 and $2,000,000, which is convertible into restricted common stock at a price of $2.20 ($.22 pre-spit) and $2.40 ($.24 pre-split), respectively, per share.

     (j)  During 2002, a director was granted a Non-Plan Option for 10,000 shares of restricted common stock, good for two years, and exercisable at $3.15 for each option per share in exchange for accelerating payments under his Series C Convertible Preferred Stock subscription agreement.  See (i) above.

     (k)  During 2002, the Company accrued $100,000 of dividends related to the Series B Convertible Preferred Stock, which is solely owned by the Chairman of the Board.  See Note 16 - Stockholders' Equity, Preferred Stock.

     (l)  During 2002, the Company accrued $98,344 of dividends related to the Series C Convertible Preferred Stock, for two entities controlled by two directors.  See (i) above.  See also Note 16 - Stockholders' Equity, Preferred Stock.

Note 11: Deferred Income.

The deferred income of $70,000 relates to the sale of an Application System that contains a right of return provision until June 2003.  This revenue will be recognized at the expiration of this provision.

Note 12: Commitments and Contingencies.

Leases

The Company has seven operating leases as follows:

Location	Description of Operations	Terms

Deerfield Beach, FL	Corporate Headquarters,	08-21-2001	-	08-21-2006
Manufacturing, Distribution,
Training, Marketing, Research
Deerfield Beach, FL	and Development, and Sales	02-01-2002		03-01-2006
Pompano Beach, FL	Research and Development	02-05-2001	-	02-28-2003
Pompano Beach, FL	Manufacturing and Warehousing	01-04-2000	-	02-28-2003
Pompano Beach, FL	Manufacturing and Warehousing	01-04-2000	-	02-28-2003
Orlando, FL	Research and Development	Month-to-Month
Orlando, FL	Distribution and Warehousing	12-15-2001	-	02-28-04

The Company leases a forklift under a non-cancelable operating lease expiring in March 2003. The Company is also leasing a facility on a month-to-month basis with a $3,000 per month lease payment.  Future minimum lease payments required under the non-cancelable operating leases are as follows:

	Year Ending December 31	Operating Leases

	2003	$435,977
	2004	364,286
	2005	363,270
	2006	375,323
	2007	-0-

Total Minimum Lease Payments		$1,538,856

Rent expense for the years ended December 31, 2002, 2001, and 2000 was $451,225, $263,908, and $147,658 respectively.

LITIGATION

(a) The following is a summary of the reserve established for commitments and contingencies for the years ending December 31,

	2002		2001

Judgments of Discontinued Operations	$	---	$67,880
Accounts Payable of Discontinued Operations		---	100,499
Other Liabilities of Discontinued Operations		---	166,869
Reserve for Litigation Settlements of Discontinued Operations		---	265,374

	$	---	$600,622

(b) Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.

On May 15, 2002, the Plaintiffs filed a civil lawsuit against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, Timothy M. Kardok, and a former officer of the company, individually, for, among other things, basically Contract Indebtedness, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  Each of the Plaintiffs entered into Consulting Agreements with Urecoats International, Inc. on March 29, 2000, effective January 1, 2000 ("2000 Consulting Agreements"), under which they were to receive certain cash and stock compensation for consulting services; and, Urecoats International acknowledged a $99,000 indebtedness to Ponswamy Rajalingam for prior consulting services rendered for Urecoats International.  The 2000 Consulting Agreements expired on March 1, 2001.  The stock compensation under the 2000 Consulting Agreements was provided, on behalf of Urecoats International, by Urecoats Industries Inc.  Urecoats International paid all of the cash compensation required under the Consulting Agreements, except for the $99,000 indebtedness; and, Urecoats Industries initially issued all of the stock compensation to the Plaintiffs, however, pursuant to the 2000 Consulting Agreements, a second restrictive legend was placed on an aggregate of 811,000 shares of the restricted common stock issued thereby, which second restriction was subject to removal only after Urecoats International determined that the Plaintiffs satisfactorily performed the consulting services required under their 2000 Consulting Agreements.  Urecoats International is in possession of the 811,000 shares and has not removed the second restriction from the stock certificates.  The Plaintiffs are claiming Breach of Contract and requesting that the Court require Urecoats International to remove the second restriction from the stock certificates and pay Ponswamy Rajalingam the $99,000 plus interest, in additional to some nominal business expenses.

On May 24, 2002, Urecoats International, Urecoats Industries, and Urecoats Technologies, filed its Answer, Affirmative Defenses and Counterclaims, to the Complaint, and Motions to Dismiss certain claims in the Complaint.  The Company denied that it owes any of the amounts claimed (as described above) to the Plaintiffs.  The Company affirmatively alleges that the 2000 Consulting Agreements were the last in a series of contracts that were fraudulently induced by the Plaintiffs, who consistently represented to Urecoats International that they were at all times familiar with a technology and a spray application system that was capable of spraying the sealant that was initially represented in that certain Purchase and Sale Agreement dated October 31, 1997, as being complete by virtue of the sample provided to Urecoats International at the time of entering into said agreement; that the application system only needed a small amount of work which the Plaintiffs could provide and supervise so that Urecoats International could use the sealant that it purchased under said agreement to fill purchase orders, for example, a large order from Mexico.  As set forth in more detail in Urecoats International's Counterclaims, these representations were allegedly false, knowingly false or made with the reckless disregard of their truth or veracity, and were made in order to induce Urecoats International to enter into consulting agreements with the Plaintiffs, which Urecoats International did, and to allow the Plaintiffs to spend an enormous amount of money to complete what they initially represented was essentially already done.  The Company alleges that the Plaintiffs engaged in this fraudulent conduct knowing that Richard J. Kurtz, who was contributing substantial amounts of capital, and the shareholders of Urecoats Industries, were relying on their misrepresentations.  Urecoats International might have continued to renew or enter into additional agreements with the Plaintiffs had it not discovered another individual in late 2000, who in the short span of approximately 6 months, and without utilizing any of the research and development of Plaintiffs, produced a self contained efficient workable and commercially marketable machine - The BlueMAX™ - which is capable of applying the sealant.  The alleged damages which Urecoats International has suffered by reason of the misrepresentations of the Plaintiffs consisting of millions of dollars paid for research and development costs required by Plaintiffs, for example, office space, employees, equipment and the like as well as lost profits from potential sales and lost business opportunities, exceeds the amount due to the Plaintiffs and constitutes a setoff to Plaintiffs claims.  Urecoats International also claims recoupment against Plaintiffs on the grounds described above.  The foregoing factual allegations also amount to nonperformance by Plaintiffs of the essential terms of Plaintiffs 2000 Consulting Agreements and lack, want or failure of consideration for which Urecoats International also claims setoff and recoupment.

The Company counterclaimed for money damages in excess of $20 million dollars against Plaintiffs for alleged fraud, breach of written contract, and per se defamation of the Company.  On or about August-September, 1997, Urecoats International was searching for a new roofing product that could be commercially applied in the ordinary course of a commercial roofing business because the existing roofing product (the "original product") that contained crumb rubber from recycled tires was not performing as expected or as Urecoats International had been led to believe.  Urecoats International had a pending purchase order for the original product for applications in Mexico for approximately $10 million and the original product had not performed as expected in two demonstrations in Mexico, which demonstrations were a prerequisite to fulfillment of the purchase order.  Urecoats International was introduced at the time to the Plaintiffs who represented that they had invented a new roofing product that contained crumb rubber from recycled tires (the "sealant" or "new sealant").  Urecoats International alleges that it made it clear to the Plaintiffs that not only was Urecoats International interested in purchasing the new sealant and the associated patent rights, but also that it was absolutely essential that the new sealant be immediately appliable in a commercially reasonable manner so that Urecoats International could deliver on the impending Mexican purchase order.

The Company alleges that Plaintiffs knowing that Urecoats International was relying on these assurances as a condition precedent to Urecoats International entering into an agreement with them under which they would be paid considerable cash, as well as stock of Urecoats Industries, the Plaintiffs, with the intent that Urecoats International rely on their representations, but knowing that their representations were false, nonetheless, in order to induce the written agreements with them under which they were paid substantial money and stock, assured Urecoats International that the new product was ready to be commercially applied and that they would be able to fulfill the Mexican purchase order.  Accordingly, Urecoats International entered into the Purchase and Sale Agreement with the Plaintiffs and Creative Chemical Company 3 (C) on October 31, 1997 and paid a down payment pursuant thereto.  In addition, and as a further result of the Plaintiffs alleged misrepresentations, Urecoats International abandoned all other efforts previously in place to develop the original product technology and focused solely on the new sealant.  The Company alleges that the Plaintiffs, prior to entering into any agreements with Urecoats International, also knew that the new sealant was of no use to Urecoats International absent the ability to apply the new sealant in a commercially reasonable manner onto roofs.  The Plaintiffs and Urecoats International entered into a series of agreements (i.e., Consulting Agreements), which Consulting Agreements were basically entered into upon the continuing reasonable belief of Urecoats International based on the repeated assurances of the Plaintiffs that they could deliver to Urecoats International what was originally promised in the Purchase and Sale Agreement.  The Company further alleges that, as it turned out, the amounts, which Urecoats International had expended on the Plaintiffs under their Consulting Agreements, were for no benefit.  The Company also alleges that the Plaintiffs have posted messages and/or made such statements to third parties who have then published the statements on the Internet, which contain false, misleading and manipulative statements about the Company, the stock of Urecoats Industries, the equipment and/or past and present officers, thus causing damages to its business reputation.

(c) Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.

On November 12, 2002, the Plaintiffs filed a civil lawsuit against Urecoats International, Inc. and Urecoats Industries Inc. for breach of contract, injunctive relief, breach of duty, and conversion, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  The underlying factual bases are closely related to the allegations in another case filed by the Plaintiffs, which was previously disclosed.  See (b) above.  This case, like the prior case, arises from the refusal of the Company to remove the Rule 144 (restrictive)  legends from an aggregate of 215,141 (2,151,412 pre-split) restricted shares of common stock issued to the Plaintiffs in connection with a purchase and sale agreement and various consulting related services allegedly performed.  As set forth in more detail in disclosures for the previously filed case described above, the Company believes the purchase and sale agreement and consulting relationships between the Company and Plaintiffs were fraudulently induced, that the activities related thereto were allegedly consistently misrepresented by Plaintiffs, and that the Plaintiffs failed to perform their obligations under the consulting agreements.  The Company expects that this case may very well be consolidated with the previously filed case described above because the issues are similar and arise out of the same or similar transactions.  Issue has not been joined in this latter lawsuit.

NOTE 13: INCOME TAXES

At December 31, 2001, the Company has taxable net operating loss carry-forwards of approximately $40,132,000 to be utilized to offset taxable income arising from the next 3 to 20 years. The Company files a consolidated income tax return and cumulative timing difference between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

Cumulative Benefit of Net Operating Loss Carry-Forwards	$41,000,000
Issuance of Stock for Officers and Directors Compensation	(768,000)
Tax Depreciation versus Book Depreciation	(100,000)

$40,132,000

Total Deferred Tax Asset	$13,645,000
Less Valuation Allowance	(13,645,000)

Net Deferred Tax Asset	$-0-

It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

NOTE 14: SECURITIES TRANSACTIONS.

On May 28, 2002, the stockholders of the Company approved a 1-for-10 reverse stock split and share consolidation applicable to shareholders of record on April 30, 2002.

COMMON STOCK

(a)  The Company issued 7,500 shares of restricted common stock to a director for board of director services prior to the establishment of the 2002 Non-Employment Director Restricted Stock Plan during the year, which was valued and recorded at $23,625. See Note 10 - Related Party Transactions.

(b)  The Company issued an aggregate of 1,276,000 shares of restricted common stock to directors under the 2002 Non-Employee Director Restricted Stock Plan, which vest pursuant to the terms of plan.  These shares were not vested, valued, recorded, or treated as outstanding as of December 31, 2002, and remain in the custody of the Company until such time that they are earned. See Note 10 - Related Party Transactions.

(c)  The Company issued an aggregate of 52,500 shares of restricted common stock for consulting services, which shares were valued and recorded in the aggregate at $190,575, of which 42,500 shares were issued to a director in a consulting capacity, which was valued and recorded at $154,275. See Note 10 - Related Party Transactions.

(d)  The Company issued an aggregate of 147,021 shares of restricted common stock as other compensation to officers, including an officer-director, which shares were valued in the aggregate and recorded at $270,690. See Note 10 - Related Party Transactions.

(e) The Company canceled 20,000 shares of restricted common stock issued for consulting services, which shares were originally valued and recorded at $30,000.

(f)  The Company issued 100,000 shares of restricted common stock pursuant to the exercise of a non-plan restricted common stock option in exchange for cancellation of contracting services indebtedness, which shares were valued and recorded at $100,000.

(g) The Company issued an aggregate of 61,450 shares of restricted common stock from conversions of Series C Convertible Preferred , which shares were valued and recorded in the aggregate at $170,000.

(h) The Company issued an aggregate of 112,500 shares of common stock for legal settlements, which shares were valued and recorded in the aggregate at $54,750.

(i) The Company issued 470,000 shares of restricted common stock in a private transaction, which shares were valued and recorded at $470,000.

PREFERRED STOCK

(a)  The Company issued an aggregate of 195,631 shares of Series C Convertible Preferred Stock to the Chairman of the Board pursuant to partial exercises of his Series C Preferred Stock Option in exchange for cancellation of short term loans bearing interest at 9% per annum aggregating to $3,912,620. See Note 10 - Related Party Transactions.

(b)  The Company issued an aggregate of 227,650 shares of Series C Convertible Preferred Stock pursuant to a private placement offering, which shares were valued and recorded in the aggregate at $4,553,000, of which an aggregate of 125,000 shares valued and recorded in the aggregate at $2,500,000 were issued to entities controlled by two directors.  See Note 10 - Related Party Transactions.

(c)  The Company converted an aggregate of 8,500 shares of Series C Convertible Preferred Stock, which shares were originally valued and recorded in the aggregate at $170,000 to restricted common stock.  See Common Stock, Item (g) above.

NOTE 15: STOCK OPTIONS.

The Compensation Committee of the Board of Directors administers the Company's stock option activities relating to Plan and Non-Plan stock options. Each of the plans are briefly described below:

1998 Employee and Consultant Stock Option Plan

On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"). Under the 1998 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1998 Plan provides for the grant of an aggregate of 300,000 (3,000,000 pre-split) options, which are exercisable for common stock. In 2002, the Company did not have any options available for grant under the 1998 Plan. There were 288,000 options exercised and 12,000 options outstanding under the 1998 Plan as of December 31, 2002.

1999 Consultant and Employee Stock Purchase and Option Plan

The 1999 Consultant and Employee Stock Purchase and Option Plan was approved by shareholders on February 8, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for the grant of an aggregate of 800,000 (8,000,000 pre-split) options, which are exercisable for common stock.  There were 702,450 options exercised, 97,150 options outstanding, and 400 options available for grant under the 1999 Plan as of December 31, 2002.

2000 Stock Purchase and Option Plan

The 2000 Stock Purchase and Option Plan was approved by shareholders on June 20, 2000 ("2000 Plan"). Under the 2000 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2000 Plan provides for the grant of an aggregate of 500,000 (5,000,000 pre-split) options, which are exercisable for common stock. There were 51,000 options exercised, 374,300 options outstanding, and 74,700 options available for grant under the 1999 Plan as of December 31, 2002.

2002 Stock Purchase and Option Plan

The 2002 Stock Option Plan was approved by shareholders on May 28, 2002 ("2002 Plan"). Under the 2002 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2002 Plan provides for the grant of an aggregate of 325,000 (3,250,000 pre-split) options, which are exercisable for common stock. There were -0- options exercised, 206,000 outstanding, and 119,000 options available for grant under the 2002 Plan as of December 31, 2002.

Non-Plan Options

The Company grants restricted options from time to time for special circumstances ("Non-Plan Options").  The Company granted 150,000 Non-Plan Options.  There were 100,000 options exercised and 50,000 options outstanding as of December 31, 2002.

Plan and Non-Plan Option Activity Tables

The status of the Company's Plan and Non-Plan stock option activities for the years ended December 31 is summarized as follows:

	2002*		2001		Development Stage Operations 2000

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Options Outstanding -Beginning of Year	492,050	$3.90	1,483,000	$0.371	2,150,500	$0.011
Granted	493,800	2.55	4,440,000	0.395	2,159,000	0.359
Exercised	(100,000)	1.00	(899,000)	0.339	(2,826,500)	0.210
Canceled	(133,500)		(103,500)	1.070	---	---
Expired	(12,900)	10.01	---	---	---	---

Options Outstanding-End of Year	739,450	3.21	4,920,500	0.397	1,483,000	$0.371

Options ExercisableEnd of Year	516,783	$3.66	4,438,000	$0.389	1,148,000	$0.212

*The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2002:*

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number OutstandingAt 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/02	Weighted Average Exercise Price

$1.25 - $2.99	158,150	1.9	$1.75	112,983	$1.67
$3.00 - $3.69	210,800	3.4	$3.02	60,800	$3.05
$3.70 - $5.89	331,000	2.3	$3.98	307,250	$3.96
$5.90 - $10.00	39,500	1.5	$8.27	35,750	$8.43

$1.25 - $10.00	739,450	2.44	$3.21	516,783	$3.66

* The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements (See Note 19) and board of director fees prior to the establishment of the 2002 Non-Employee Director Restricted Stock Plan (See Note 19). No compensation expense was recorded for any non-plan restricted stock options ("Non-Plan Options").  Had compensation expense for the Company's stock options under the stock-based incentive compensation plans described above (excluding Non-Plan Options) been recognized based upon the fair value for awards granted, the Company's net (loss) would have been increased to the following pro forma amounts:

	2002	2001	Development-Stage Operations 2000

Net (Loss), as Reported	$(10,843,735)	$(7,915,985)	$(4,521,354)
Stock-Based Compensation Expense Determined Under Fair Value Based Method, Net of Tax (a)	-0-	-0-	-0-

Pro Forma Net (Loss)	$(10,843,735)	$(7,915,985)	$(4,521,354)

(Loss) Per Share:
As Reported Basic	$(0.797)	$(0.069)	$(0.047)
As Reported Diluted	$(0.665)	$(0.067)	$(0.046)
Pro Forma Basic	$(0.797)	$(0.069)	$(0.047)
Pro Forma Diluted	$(0.665)	$(0.067)	$(0.046)

(a)  As a result of the Company's highly volatile common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value of these options to be indeterminable.  Accordingly, for the years ended December 31, 2002, 2001, and 2000, the value of the options is deemed to be -0-.

Note 16: Stockholders' Equity.

Preferred Stock

Series A Convertible Preferred Stock

The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .036 (.36 pre-split) shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, $1.00 par value, and authorized 500,000 shares for issuance. The stated value per each Series B Preferred share is $5.00, which includes the par value of $1.00 per share. The holders of the outstanding Series B Preferred Shares have no voting rights with respect to the Series B Preferred Shares, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation.  A holder has the right to convert the Series B Preferred Shares into shares of common stock, $.01 par value per share (as converted, the "conversion shares"), on the terms and conditions set forth in the certificate of designation. Subject to the restrictions in the certificate of designation, any holder is entitled to convert any or all of the Series B Preferred Shares into fully paid and nonassessable restricted shares of common stock at the conversion rate of 15 shares of restricted common stock for each share of Series B Preferred Shares converted at any time on or from time to time after 180 days from the initial date of issuance of the first Series B Preferred Shares are issued provided the Company has the statutory power and legal authority to issue such shares at the time of conversion.  Although the Company initially lacked the statutory authority to issue common stock pursuant to a holder's conversion notice, it now has statutory authority and 750,000 shares of common stock has been reserved until such time that a conversion notice is received from the holder or the Company notifies the holder of its intention to redeem the shares pursuant to the certificate of designation.  The registered holders of the outstanding Series B Preferred Shares are entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each Series B Preferred Share, which annual per annum rate increased to 9% in 2002. Such dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2001. Such dividend shall accrue on each Series B Preferred Share from the date of issuance of such Series B Preferred Shares (with appropriate proration for any partial dividend period) and shall accrue from day-to- day, whether or not earned or declared. Dividend payments made with respect to Series B Preferred Shares may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor.  The Chairman of the Board is the holder of all of the Series B Preferred Shares.  See Note 10 - Related Party Transactions.

Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, $1.00 par value, and authorized 750,000 shares for issuance. The stated value per each Series C Preferred share is $20.00, which includes the par value of $1.00 per share. The holders of the outstanding Series C Preferred Shares have no voting rights with respect to the Series C Preferred Shares, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. A holder has the right, at such holder's option, to convert the Series C Preferred Shares according to a conversion ration into shares of restricted common stock, $.01 par value per share (as converted, the "conversion chares"), on the terms and conditions in the certificate of designation.  The conversion ratio means the number of shares of restricted common stock issuable upon conversion of each share of Series C Preferred Stock which number of shares of common stock varies depending upon the number of Series C Preferred Stock purchased. The price per share of common stock into which each share of Series C Preferred Stock is convertible is determined at the time of purchase pursuant to a discount formula related to the amount of investment by each investor. The discount formula is based upon two variables in order to determine price per share of common stock: (1) the total amount of the subscription on date of purchase which shall determine the applicable discount; and (2) the average of the closing bid prices per share for the common stock during the thirty (30) trading days immediately preceding (and including) the date of subscription for the Series C Preferred Stock, to determine the price per share of common stock and the applicable discount, on the following basis: $100,000 to $249,999 equals a 15% discount; $250,000 to $499,000 equals a 20% discount; and $500,000 and greater equals a 25% discount.  Once determined, the price per share (of common stock into which the Series C Preferred Stock is convertible) is divided into the amount paid per share for the Series C Preferred Stock in order to determine the number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock. Subject to the restrictions in the certificate of designation, any holder shall be entitled to convert any or all of the Series C Preferred Stock into fully paid and nonassessable restricted shares of common stock at the conversion ratio at any time on or from time to time after 180 days (the "conversion waiting period") from the initial date of issuance of the first Series C Preferred Stock provided the Company has the statutory power and legal authority to issue such restricted shares at the time of conversion.

Although the Company initially lacked the statutory authority to issue common stock pursuant to a holder's conversion notice, it now has statutory authority and 4,012,350 shares of common has been reserved to satisfy all issued, outstanding, and unconverted Series C Preferred Shares or unexercised options (as described below), upon receipt of any conversion notice from any holders of Series B Preferred Shares or when the Company notifies the holders of its intention to redeem the shares pursuant to the certificate of designation.  The registered holders of the outstanding Series C Preferred Shares are entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each Series B Preferred Share.  Such dividend shall be payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2002 (each of such dates being a "dividend payment date"). Such dividend shall accrue on each Series C Preferred Stock from the date of issuance of such Series C Preferred Stock (with appropriate pro-ration for any partial dividend period) and shall accrue from day-to- day, whether or not earned or declared. dividend payments made with respect to Series C Preferred Stock may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor.

Series C Convertible Preferred Stock Option

The Company entered into a Series C Preferred Stock Option Agreement with the Chairman of the Board ("optionee") on January 8, 2002. Pursuant to and subject to the terms and conditions of the agreement, the Company granted to the optionee, the right and option (the "call option") to purchase at $20.00 per share (the "stated value") on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of Series C Convertible Preferred Stock of the currently authorized and unissued Series C Preferred Stock, par value $1.00 per share of the Company. The call option is exercisable, in whole or in part, during the period commencing with the date on which it was granted and ending on December 31, 2003. The call option may be exercised pursuant to the agreement by written notice to the Company stating the number of Series C Preferred Shares with respect to which the option is being exercised, together with payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of the Company's indebtedness to the optionee; or (iv) any combination of the foregoing. Under the agreement, the optionee granted to the Company the right and option (the "exercise demand right") to require the optionee to exercise a portion of the call option up to a maximum aggregate of 250,000 shares of Series C Preferred Stock. This exercise demand right is exercisable by the Company at any time or from time to time during the term that the call option, or any part thereof is outstanding, solely to require the optionee to purchase as much of the Series C Preferred Stock necessary for continuance of the Company's operations during fiscal 2002. The exercise demand right will remain outstanding for as long as the call option remains outstanding, and to the same extent as the call option.  The agreement provides that if there is any change in the capitalization of the Company affecting in any manner the number or kind of outstanding shares of common stock of the Company, whether by stock dividend, stock split, reclassification or recapitalization of such stock, or because the Company has merged or consolidated with one or more other corporations (and provided the call option does not thereby terminate pursuant to its terms), then the number and kind of shares then subject to the call option and the price to be paid therefore shall be commensurately adjusted by the Board of Directors. Any such adjustment shall be made without change in the aggregate purchase price applicable to the unexercised portion of the call option, but with an appropriate adjustment to the price of each Series C Preferred Share or other unit of security covered by this call option.  The price per share (of common stock into which the Series C Preferred Stock is convertible) under this agreement is $2.20 ($.22 pre-split) for each share of restricted common stock.  As of December 31, 2002, the optionee exercised 195,631 Series C Preferred Stock Options, and has 54,369 options remaining.  See Note 10 - Related Party Transactions.

Note 17: Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company currently relies upon one vendor to manufacture Application Systems on a "turn key" basis.

Note 18: Securities Capitalization

The following table provides information relating to the Company's common and preferred stock capitalization as of the year ended December 31, 2002:

			Preferred

Shares	Common		Series A	Series B	Series C	Total of Series A, B and C

Authorized	25,000,000		750,000	500,000	750,000	2,000,000

Issued and Outstanding	14,071,254		62,500	500,000	414,781	977,281

Reserved	8,308,150	*	-0-	-0-	54,369	54,369

Available	2,620,596		-0-	-0-	272,350	272,350

*Reserves allocated as follows:

1998 Stock Option Plan	12,000	See also Note 15.
1999 Stock Option Plan	97,550	See also Note 15.
2000 Stock Option Plan	449,000	See also Note 15.
2002 Stock Option Plan	325,000	See also Note 15.
2002 Non-Employee Director Restricted Stock Option Plan	1,600,000	See also Note 19.
2002 Executive Incentive Plan	500,000	See also Note 19.
2002 Management Incentive Plan	100,000	See also Note 19.
Non-Plan Restricted Options	50,000	See also Note 15.
Executive Employment Agreements	410,000	See also Note 19.
Series A Convertible Preferred Stock	2,250	See also Note 16.
Series B Convertible Preferred Stock	750,000	See also Note 16.
Series C Convertible Preferred Stock	4,012,350	See also Note 16.

Total	8,308,150

Note 19: Long-Term Compensation and Incentive Program

The Company developed a long-term compensation and incentive program in 2002 to attract and retain qualified directors, officers, managers, and key employees, which consists of many components. A brief summary of each component is provided below.

2002 Non-Employee Director Restricted Stock Plan

The shareholders approved the 2002 Non-Employee Director Restricted Stock Plan on May 28, 2002 and it became effective after the reverse split and consolidation of the Company's common stock.

Automatic Grants

Under the Plan, up to 1,600,000 shares of our post split common stock may be issued through periodic automatic grants of restricted stock to non-employee directors only. The shares issuable under the 2002 Director Plan may be newly-issued or treasury shares (including those acquired by the Company in the open market). The 2002 Director Plan provides, each non-employee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period).

One Time Grant to Chairman of the Board

In addition to the automatic grant of shares to non-employee directors described above, a one-time grant of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognizes his personal cost for substantially funding us and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant, made as of the effective date of this 2002 Director Plan, vests at the end of each year after the effective date of this 2002 Director Plan at the rate of 25% per year. This award vests in total at the end of four years.

Restrictions

The shares awarded under the plan are subject to restrictions on transferability as well as a vesting schedule. In the event a recipient of a restricted stock award under the 2002 Director Plan ceases to be a director of the Company for any reason other than death or total disability, any shares which are then unvested are subject to forfeiture back to the Company. Once vested, the shares are no longer restricted as to transferability and no longer subject to forfeiture to the Company upon termination of director status.

Non-Discretionary Plan

The 2002 Director Plan is intended to be a nondiscretionary plan for purposes of rules and interpretations of the Securities and Exchange Commission relating to Section 16 of the Securities Exchange Act of 1934, as amended. Subject to the provisions of the 2002 Director Plan, including the automatic nature of awards thereunder, administrative authority with respect to the 2002 Director Plan is vested in our Board of Directors, and may be delegated to a committee of the Board consisting of persons ineligible to receive awards under the 2002 Director Plan.

2002 Executive Incentive Plan

The Board of Directors approved the 2002 Executive Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002.  The aggregate number of shares of common stock issuable under this plan is 500,000 shares.

Purpose and Eligibility

The purpose of the 2002 Executive Plan is to advance the interests of the Company and its stockholders by affording to executive officers of the Company and its subsidiaries an opportunity to acquire or increase a proprietary interest in the Company or to otherwise benefit from the success of the Company through the grant of stock options, restricted stock, stock appreciation rights, stock payments, performance awards or other awards granted or sold under the 2002 Executive Plan.  All regular, full-time executive officers of the Company who have executive duties, as determined by the Committee, are eligible to receive an Incentive Award under the 2002 Executive Plan.

Stock Options

Stock options granted under the Executive Plan may be incentive stock options intended to qualify under the provisions of Code Section 422 ("ISO") or nonqualified stock options which do not so qualify. The exercise price of common stock that is subject to an option will be determined by the Committee at the date such option is granted. The exercise price may be less than the fair market value on the date of grant of the common stock subject to an option; however, the exercise price for an ISO shall not be less than the fair market value on the date of grant of the common stock subject to such ISO. Options may be exercised as determined by the Committee provided that an ISO may not be exercised after ten years from the date of grant.

Performance Awards

Awards, payable in cash, common stock or a combination thereof, the terms and conditions of which may be determined by the Committee at the time of grant ("Performance Awards") may be granted under the 2002 Executive Plan. The Committee shall determine the performance criteria to be utilized to calculate the value of the Performance Awards, the term of such Performance Awards, the event or events giving rise to the right to payment of a Performance Award, and the form (cash and/or common stock) and time of payment of Performance Awards.

Restricted Stock

An award of common stock which is the subject of an Incentive Award and which is nontransferable and subject to a substantial risk of forfeiture until specific conditions are met as set forth in the 2002 Executive Plan and in any statement evidencing the grant of such Incentive Award ("Restricted Stock") may be granted by the Committee. The Committee shall determine the purchase price (if any), terms of payment of the purchase price, restrictions upon the Restricted Stock and when such restriction shall lapse. The following restrictions, among others which may be imposed upon Restricted Stock by the Committee, will lapse in accordance with the schedule or other conditions as are determined by the Committee: a restriction on transferability; a requirement that certificates representing Restricted Stock remain in the physical custody of an escrow holder or us; and a requirement that each certificate representing Restricted Stock contain a restrictive legend.

2002 Management Incentive Plan

The Board of Directors approved the 2002 Management Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002.  This plan is through December 31, 2005 and is funded by 100,000 stock options.

Purpose and Eligibility

The 2002 Management Plan is designed to enable the Company to reward eligible managers and individual contributors for their contributions to providing our stockholders increased value for their investment through the successful accomplishment of specific financial objectives and individual performance objectives.

Bonus Awards

Bonus Awards for 2002 Management Plan Participants are based on both corporate performance and individual performance in relation to a variety of objectives, which reinforce the key goals that support our long-term strategic plans. These goals differ across business groups and will differ from year to year. We expect to adjust the performance objectives in this 2002 Management Plan from year to year based on changing business conditions.

Duration and Measurement Periods

The 2002 Management Plan runs from January 1, 2002 through December 31, 2005 for all existing and future locations. The 2002 Management Plan will be measured on a quarter by quarter basis to determine eligible bonuses for each calendar year. Each calendar year shall be referred to as its respective Plan Year (i.e. the calendar year 2002 is referred to as "2002 Year").

Bonus Funding Pool

The 2002 Management Plan is solely funded by stock options ("Bonus Pool"). The Bonus Pool has been set by the Board at a maximum of 100,000 (1,000,000 pre-split) stock options pursuant to our existing and/or future stock option plans, for the duration of the 2002 Management Plan. A maximum limit of 250,000 stock options is available for bonus awards each year ("Maximum Annual Limit"), which may be increased if we do not award the maximum limit in any given year, to a subsequent year. Bonuses are funded based on the Company achieving minimum revenue threshold levels on a quarter by quarter basis. If these minimum thresholds are not met, no bonuses will be awarded for the applicable Measurement Period. The stock options to be granted pursuant to this 2002 Management Plan are expected to be granted under the 2002 Stock Option Plan.

Threshold Levels

In order for the eligible Participants to receive any bonus awards during the 2002 Year, the minimum revenue targets (cumulative) outlined in the table below must be achieved for each Measurement Period.

1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

$ 1.5 Million	$ 3.5 Million	$ 6.5 Million	$ 10.5 Million

No bonus awards were earned or granted for the year ended December 31, 2002.

Modifications

At the end of a Measurement Period, the Chief Executive Officer and President of the Company may recommend adjustments to the Bonus Pool and/or Threshold Levels and/or Threshold Measurement Mechanism (i.e. Revenue Targets may be changed to Operating Income Target) to the Compensation Committee after consideration of key operating results. When calculating performance for purposes of this 2002 Management Plan, the Compensation Committee has the discretion to include or exclude any or all of the following items:

1.	extraordinary, unusual or non-recurring items
2.	effects of accounting changes
3.	effects of financing activities
4.	effects of financing activities
5.	expenses for restructuring or productivity initiatives
6.	other non-operating items
7.	Spending for acquisitions
8.	Effects of divestitures

Executive Employment Agreements

We enter into long-term Executive Employment Agreements with all of our executive officers. These agreements are for a period of four years and provide for various types of compensation and incentives, as described below.  The compensation and incentive elements in these agreements are as follows:

(a) annual base salary, in various sums, which will be reviewed and may be increased from time to time, in the discretion of the Compensation Committee;

(b) an aggregate amount of shares of restricted common stock as other compensation, subject to vesting in various share increments on a quarterly basis commencing on the effective date;

          (c)  incentive stock options to purchase varying amounts of our shares of common stock, as defined in and pursuant to and in accordance with one of our existing stock option plans, or any successor plans as the Board may designate, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, shall be exercisable at any time, in whole or in part, within five (5) years of the date of grant, provided, further, these stock options will vest up to a varying maximum per year and after the end of each calendar year, in a number to be determined by dividing our common stock price as of the end of any applicable year into a number equal to 5% of any such year's excess revenues, rounded to the nearest integer. As used in the agreements, "Excess Revenues" means our annual revenues minus $1 million. The stock options that do not vest in any given year are carried over and added to a subsequent year's maximum;

          (d)  eligible to earn performance awards from time to time that we may, in our discretion, determine to put into effect, with each executive being afforded an opportunity to earn a varying minimum aggregate of shares of our restricted common stock during the term of their agreement at a varying maximum number of shares during each calendar year with respect to these plans or arrangements. The administrator of these plans or arrangements will determine the performance criteria (which need not be identical) to be utilized to calculate the value of the Performance Awards, the term of such Performance Awards, the Payment Event, and the form and time of payment of Performance Awards. The specific terms and conditions of each Performance Award shall be set forth in a written statement evidencing the grant of such Performance Award. Upon the occurrence of a Payment Event, payment of a Performance Award will be made to each executive officer at fair market value on the date of the Payment Event, as the administrator in its discretion may determine; and

(e) a varying minimum and maximum yearly bonus for the CEO and discretionary bonus for the other executive officers.

Note 20: Selected Quarterly Financial Data (Unaudited).

	2002 Quarters Ended,

	March 31	June 30	September 30	December 31

Revenue
Application Systems (3)	$646,538	$431,596	$262,817	$(26,436)
Coatings, Sealants and Other Products	673,961	1,262,139	1,268,523	496,507

Total Revenue	$1,320,499	$1,693,735	$1,531,340	$470,071
Gross Profit (4)	173,800	431,273	226,760	1,592
(Loss) from Continuing Operations	(2,372,750)	(2,374,359)	(3,028,252)	(3,667,975)
Income (Loss) from Discontinued Operations	---	---	---	599,601
Net (Loss)	(2,372,750)	(2,374,359)	(3,028,252)	(3,068,374)
(Loss) Per Common Share - Basic (2)	(0.180)	(0.179)	(0.228)	(0.226)
(Loss) Per Common Share - Dilutive (2)	(0.174)	(0.161)	(0.186)	(0.188)

	2001 Quarters Ended, (1)

	March 31		June 30		September 30	December 31

Revenue
Application Systems	$	---	$	---	$70,000	$420,000
Coatings, Sealants and Other Products		---		---	91,791	673,501

Total Revenue		---		---	161,791	1,093,501
Gross Profit		---		---	23,500	170,902
(Loss) from Continuing Operations		(1,133,402)		(1,104,299)	(1,321,460)	(2,883,187)
Income (Loss) from Discontinued Operations		(196,399)		(440,630)	(390,728)	(445,880)
Net (Loss)		(1,329,801)		(1,544,929)	(1,712,188)	(3,329,067)
(Loss) Per Common Share - Basic		(0.013)		(0.014)	(0.015)	(0.029)
(Loss) Per Common Share - Dilutive		(0.012)		(0.014)	(0.015)	(0.028)

Notes:

(1)  The amounts for 2001 are different from what was reported in the Company's Form 10-Qs for the quarters ended March 31, 2001, June 30, 2001, and September 31, 2001, because operations from Rainguard Roofing Corporation, the contracting services subsidiary, were reported as continuing operations.  At the end of 2001, these operations were discontinued and reflected as such in the Company's Form 10-K for the year ended December 31, 2001.  This schedule also reflects the acquisition of Infiniti Products, Inc. (f/k/a Infiniti Paint Co., Inc.) in September 2001 and the launch of the Company's Flagship Products.

(2)  On May 28, 2002, the common stockholders of the Company approved a 1-for-10 share consolidation and reverse split.  All common stock shares and per share amounts have been adjusted to reflect this event.

(3)  During the fourth quarter of 2002, we sold five (5) new Application Systems for a total of $357,500.  This amount was offset by $280,000 for Application Systems returned; $70,000 for an Application System that was originally recorded as a sale, but due to additional commitments made to the customer, had to be deferred; and additional selling adjustments for $33,936.

(4)  The gross profit for the fourth quarter reflects a reduction in the valuation of the Application Systems in inventory due to a change in the Company's pricing strategy motivated by competitive market and economic conditions.

Note 21: Subsequent Events.

(a) Non-Plan Restricted Stock Options

The Board of Directors granted an aggregate of 73,159 restricted stock options to five members of executive management as consideration for their agreeing to a 10% reduction in annual salary based on the present financial hardship of the Company.  These restricted stock options are not intended and were not granted in lieu of salary.  Under the terms of the restricted options agreement, the option is good for two years and vests pro rata at the end of each quarter of 2003.  The number of restricted stock options granted to each executive was calculated based on the value of the 10% reduction divided by the closing price of the Company's non-restricted common stock as traded on the American Stock Exchange on January 1, 2003 (or the closest trading day after January 1, 2003), which was January 2, 2003.

(b) Series C Convertible Preferred Stock Option

Second Series C Convertible Preferred Stock Option

The Company entered into a second Series C Preferred Stock Option Agreement with the Chairman of the Board ("Optionee"), on March 21, 2003 ("Date of Grant"). Pursuant to and subject to the terms and conditions of the Agreement, the Company granted the Optionee, the right and option (the "Call Option") to purchase at $20.00 per share (the "Stated Value") on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of our Series C Convertible Preferred Stock of the currently authorized and unissued Series C Preferred Stock, par value $1.00 per share. The Call Option is exercisable, in whole or in part, during the period commencing with the date on which it was granted and ending on December 31, 2003. The Call Option may be exercised pursuant to the Agreement by written notice to the Company stating the number of Shares with respect to which the option is being exercised, together with payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of the Company's indebtedness to the Optionee; or (iv) any combination of the foregoing. Under the Agreement, the Optionee granted to the Company the right and option ("Exercise Demand Right") to require the Optionee to exercise a portion of the Call Option up to a maximum aggregate of 250,000 shares of Series C Preferred Stock. This Exercise Demand Right is exercisable by the Company at any time or from time to time during the term that the Call Option, or any part thereof is outstanding, solely to require the Optionee to purchase as much of the Series C Preferred Stock necessary for continuance of the Company's operations during fiscal 2003. The Exercise Demand Right will remain outstanding for as long as the Call Option remains outstanding, and to the same extent as the Call Option. Notwithstanding the foregoing, the Company agreed to forbear and not exercise the Exercise Demand Right under this Agreement for as long as the Company is receiving alternate financing and/or generating sufficient revenues to meet its operational requirements during 2003.  If the Optionee elects to exercise the Call Option or the Company invokes the Exercise Demand Right under the Agreement, then the Optionee will be able to convert the Optionee's Series C Preferred Shares into the Company's restricted common stock at a price of $.50 per share (the price per share was calculated pursuant to the Conversion Ratio formula (described in Note 16 - Stockholders' Equity, Preferred Stock, Series C Convertible Preferred Stock) on the Date of Grant.

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

March 28, 2003

Chief Executive Officer and President

Senior Vice President of Finance, Chief Financial Officer and Treasurer

Executive Vice President and Corporate Secretary

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Urecoats Industries Inc.:

We have audited the accompanying consolidated balance sheets of Urecoats Industries Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urecoats Industries Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards N0. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 24, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required for this item will be included in the section entitled "Election of Directors" in our 2003 Proxy Statement and is incorporated herein by this reference.  The information with respect to our executive officers is included on page 9 of this report.*

The information required by Item 405 of Regulation S-K will be included under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement and is incorporated herein by this reference.*

Item 11. Executive Compensation.

The information required for this item will be included in the sections entitled "Executive Compensation" and "Director Compensation" in our 2003 Proxy Statement and is incorporated herein by this reference.*

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required for this item will be included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2003 Proxy Statement and is incorporated herein by this reference.*

Item 13. Certain Relationships and Related Transactions.

The information required under this item will be included in the section entitled "Transactions with Related Persons" in our 2003 Proxy Statement and is incorporated herein by this reference.*

________________

*  The information required for Part III hereof will be incorporated herein from our 2003 Proxy Statement, which definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2002 or shall otherwise be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 14. Controls and Procedures.

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

We made certain significant changes in and took material corrective actions regarding our internal controls or other factors that could significantly affect these controls subsequent to the date of our most recent evaluation including, but not limited to, controls that would strengthen disclosure regarding recognition of revenue, sales returns and allowances, customer credit lines, and accounts receivable.

We have concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Index to Financial Statements

1. Financial Statements included in Part II of this report:

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b) Reports on Form 8-K

None.

(c) Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page 56 of this report.

(d) Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	URECOATS INDUSTRIES INC.

By:

Timothy M. Kardok
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003	By:	/s/ Richard J. Kurtz

Richard J. Kurtz
Chairman of the Board

Date: March 28, 2003	By:

Timothy M. Kardok
Chief Executive Officer, President and Director

Date: March 28, 2003	By:

John G. Barbar
Senior Vice President of Finance,
Chief Financial Officer and Treasurer

Date: March 28, 2003	By:

Michael T. Adams
Executive Vice President and Secretary

Date: March 31, 2003	By:	/s/ Arthur J. Gregg

Arthur J. Gregg
Director

Date: March 31, 2003	By:	/s/ Steven Mendelow

Steven Mendelow
Director

Date: March 31, 2003	By:	/s/ Jerold L. Zaro

Jerold L. Zaro
Director

Date: March 31, 2003	By:	/s/ Mark A. Reichenbaum

Mark A. Reichenbaum
Director

Date: March 31, 2003	By:	/s/ Stephen L. Green

Stephen L. Green
Director

CERTIFICATION

I, Timothy M. Kardok, certify that:

(1) I have reviewed this annual report on Form 10-K of Urecoats Industries Inc.;

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	URECOATS INDUSTRIES INC.

By:

Timothy M. Kardok
Chief Executive Officer and President

CERTIFICATION

I, John G. Barbar, certify that:

(1) I have reviewed this annual report on Form 10-K of Urecoats Industries Inc.;

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	URECOATS INDUSTRIES INC.

By:

John G. Barbar
Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-KSB for the Year Ended December 31, 2000)

3.2	Amendments to Bylaws of the Company (incorporated by reference to Item 5. Other Information, to the Company's report on Form 10-Q for the Quarter Ended September 30, 2001)

14.1	Code of Ethics adopted by the Company on March 28, 2003.

