Form 10-K/A
period 2002-12-31
URECOATS INDUSTRIES INC
filed 2003-04-30
CIK 875296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ X ] No [ ].

                The aggregate market value of the registrant's common equity held by non-affiliates based on the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $26,853,654.

Common Stock outstanding as of March 24, 2003 - 14,071,254 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page

PART I

Item 3.	Legal Proceedings	3

PART II

Item 8.	Financial Statements and Supplementary Data	3

PART III

Item 10.	Directors and Executive Officers of our Company	3
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions	12

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	15

EXHIBITS		15
SIGNATURES		17
CERTIFICATIONS		SEE EXHIBITS
REPORT OF MANAGEMENT		F-31
INDEPENDENT AUDITORS' REPORT		F-32
INDEX OF EXHIBITS		ATTACHED

ITEMS AMENDED HEREBY

          As used in this amended report, "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.  We are furnishing Items 10, 11, 12, and 13, of Form 10-K previously omitted pursuant to Rule 12b-23 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are also amending Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data, Note 12, to the Consolidated Financial Statements at section entitled “Litigation”.

PART I

Item 3. Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

The material features of this litigation have been previously disclosed in our Form 8-K dated May 15, 2002 (Item 5.  Other Events) and Form 10-Qs dated June 30, 2002 (Item 3. Legal Proceedings) and September 30, 2002 (Item 5. Other Information), which information is incorporated its entirety herein from all of these reports by this reference.  Since the date of our last report, a development has occurred consisting of the filing of our motion to consolidate the two cases (previously disclosed and incorporated herein by this reference) into one based on similar underlying factual bases between the two.  This motion is scheduled to be heard by the Court in short order.  The outcome of this litigation cannot be determined at this time.  See Item 8. Financial Statements and Supplementary Data at Note 12 of the Notes to Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) of Part IV of this amended report and amended disclosure in Note 12 thereof.

PART III

Item 10. Directors and Executive Officers of our Company.

Directors

The following describes the age, position, principal occupation and business experience during the past five years, and other directorships of each director.

Richard J. Kurtz  (61)  -  Mr. Kurtz has served as Chairman of the Board of Urecoats since February 8, 1999 and a director since November 23, 2998. He was Chief Executive Officer of Urecoats from February 8, 1999 to October 9, 2001. Mr. Kurtz is the president and chief executive officer of The Kamson Corporation, a privately held company for the past 27 years, which owns and operates 71 investment properties in the Northeastern United States, Englewood Cliffs, NJ. He is a member of the board of directors of Paligent, Inc., a public company trading on the NASD over-the-counter bulletin board, since January 2000. Mr. Kurtz is a vice president and a member of the board of the Jewish Community Center on the Palisades, Tenafly, NJ, since 1996. He is an elected member of the board of trustees and foundation board for the Englewood Hospital and Medical Center of New Jersey since 1995. Mr. Kurtz received his bachelor of arts degree from the University of Miami in 1962.

Timothy M. Kardok  (45)  - Mr. Kardok has served as a director since March 1, 2001.  He has been Urecoats' Chief Executive Officer and President since March 19, 2001. From March 19, 2001 to December 31, 2001, Mr. Kardok was Chief Operating Officer. From March 19, 2001 to May 18, 2001, he was Treasurer. From October 1997 to February 2000, Mr. Kardok was senior vice president of Centimark Corporation, Canonsburg, PA. From January 1995 to October 1997, Mr. Kardok was executive vice president of R & J Industries, Boca Raton, FL. Mr. Kardok received his bachelor of arts degree in marketing from Notre Dame University, IN, in 1979 and master of business administration in marketing and finance from the University of Bridgeport, CT, in 1989. He is the Chairperson of the Executive Committee.

Lt. Gen. Arthur J. Gregg, US Army (Ret.)  (74)  -  Gen. Gregg has been a director since February 21, 2000.  He has more than 45 years of distinguished professional experience, holding senior level management and command positions in the military and executive positions in industry.  Gen. Gregg is an active member of several corporate and academic boards and chairs three of them.  He attended Harvard University, John F. Kennedy School of Government-Concentrated Executive Program in National Security; Saint Benedict College Atchison, KS, bachelor of science in business administration (summa cum laude); Army War College, Carlisle Barracks, PA - one year graduate level; and Command and General Staff College, Fort Leavenworth, KS - one year graduate level. He is Chairperson of the Compensation and a member of the Audit, Corporate Governance, and Executive Committees.

Steven Mendelow  (59)  -  Mr. Mendelow has been a director since October 9, 2001.  He is a principal and actively practicing with the certified public accounting firm of Konigsberg Wolf & Co., New York, NY, and its predecessor, since 1972.  Mr. Mendelow is a member of the board of directors and chairperson of the audit committee of Candie's, Inc., a public company trading on the NASDAQ National Market, since 1999.  He is a graduate of Bucknell University, Lewisburg, PA, 1964.  Mr. Mendelow is Chairperson of the Audit and a member of the Executive Committee.

Jerold L. Zaro  (50)  -  Mr. Zaro has been a director since October 9, 2001.  He is a managing partner/president of Ansell Zaro Grimm & Aaron, P.C., New York, NY, since 1985.  Mr. Zaro is a member of the board of directors of Commerce Bank Shore/NA, since 1999; Brookdale Community College Foundation, board of trustees since 1996; American Cancer Society, board of directors since 1989; Monmouth Medical Center, board of trustees since 1993; Jewish Federation of Greater Monmouth County, board of directors since 1996; and Commissioner of the New Jersey Highway Authority since 1991 and chairman of the Authority since February 2002. He received his juris doctor degree from Boston College School of Law, MA, 1976; attended the University of Cincinnati, OH, from 1969 to 1971; and received his bachelor of arts in history from Boston University, MA, 1973. Mr. Zaro is the Chairperson of the Corporate Governance and a member of the Compensation and Executive Committees.

Mark A. Reichenbaum  (52)  -  Mr. Reichenbaum has been a director since May 28, 2002.  He is the president of HAJA Capital Corporation, Greenwich, Connecticut, since 1997; co-chairman, Clean Rite Centers, College Point, New York, since 1999; and director, eB2B Commerce, New York, New York, since 2001.  Mr. Reichenbaum is also a member of the board of directors of Waxman Industries, Inc., a public company trading on the NASD over-the-counter bulletin board, since December 2001.  He is a member of the Audit Committee.

Stephen L. Green  (64)  -  Mr. Green has been a director since May 28, 2003.  He serves as chairman of the board of directors and chief executive officer of SL Green Realty Corp., a public company trading on the NYSE, since 1977. Mr. Green founded S.L. Green Real Estate in 1980. Since then, he has been involved in the acquisition of over 50 Manhattan office buildings containing in excess of twenty million square feet. Today, the company is the second largest non-institutional owner of office buildings in New York City, with interests in 25 properties comprising over 10 million square feet of space.  He is an at-large member of the executive committee of the board of governors of the Real Estate Board of New York ("REBNY") and has previously served as chairman of REBNY's Tax Committee.  Mr. Green currently serves as a member on the boards of directors of the Starlight Foundation and Street Squash.  He received his bachelor of arts degree from Hartwick College and a juris doctor degree from Boston College Law School.  Mr. Green is a member of the Compensation Committee.

Executive Officers

The information with respect to our executive officers, including certain significant employees who are not executive officers but who are expected to make significant contributions to our business, is included under Item 4(A) on page 9 of our Form 10-K filed with the SEC on March 31, 2003.

Audit Committee Financial Expert

The Board of Directors has determined that it has at least one audit committee financial expert serving on its Audit Committee.  The Audit Committee is composed of a majority of independent outside directors. Of the three members, Mr. Mendelow is not considered an independent outside director at this time based on a financial consulting arrangement entered into between us prior to his becoming a member of our Board of Directors in 2001.  This arrangement was completed on April 1, 2002.  See Item 13.  Certain Relationships and Related Transactions, paragraph (d).  We determined it was in ours and our stockholders’ best interests for Mr. Mendelow to not only become a member of the Audit Committee based on his 31 years of experience in the accounting and finance profession but also its Chairperson because no other director possessed at the time and none of the directors currently possess his exceptional qualifications.  More importantly, Mr. Mendelow is our Audit Committee Financial Expert, because he has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with our accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, and experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.  Refer to Directors above for a brief listing of Mr. Mendelow’s experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2002, all executive officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Ethics applicable to all officers (including but not limited to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors, and employees, which was attached as Exhibit 14.1 in our Form 10-K filed with the SEC on March 31, 2003 and also posted on our Internet website at http://www.urecoats.com, under the heading “About Us”.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation for our Chief Executive Officer, our four most highly paid executive officers other than the Chief Executive Officer, and an executive officer of a subsidiary, for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)

Timothy M. Kardok	2002	225,000	—	183,094	—	25,000	—
CEO and President	2001	168,750	236,768	160,834	—	—	—
	2000	—	—	—	—	—	—
Michael T. Adams	2002	105,000	—	42,457	—	6,500	—
Executive Vice President and	2001	79,800	55,556	8,100	—	—	—
Corporate Secretary	2000	80,000	18,333	267,312	—	—	—
John G. Barbar	2002	135,000	—	51,544	—	5,000	—
CFO, Senior Vice President of	2001	100,080	5,382	23,500	—	—	—
Finance and Corporate Treasurer	2000	—	—	—	—	—	—
Arthur K. Guyton, Ph.D.	2002	105,000	—	43,772	—	5,000	—
Senior Vice President of Marketing	2001	39,375	1,992	—	—	—	—
	2000	—	—	—	—	—	—
Ronald E. Clark	2002	125,000	—	81,580	—	5,000	—
COO and Senior Vice President	2001	38,333	1,967	—	—	—	—
of Operations	2000	—	—	—	—	—	—
David E. Dana, Ph.D.	2002	105,417	—	33,766	—	—	—
Vice President of R & D for	2001	—	—	—	—	—	—
Urecoats Manufacturing, Inc.	2000	—	—	—	—	—	—
________________
(1)

Consists of: (a) an aggregate of 140,521 restricted shares of common stock issued and valued in the aggregate at $262,585 to certain executive officers as other compensation pursuant to their employment agreements, of which Messrs Kardok, Adams, Barbar, Guyton, and Clark, received 83,562, 16,000, 15,616, 12,343, and 13,000 shares, respectively, valued at $161,316, $25,620, $32,343, $20,461, and $22,845, respectively; and (b) an aggregate of $173,628 perquisites, of which Messrs Kardok, Adams, Barbar, Guyton, Clark, and Dana, each received an aggregate of $21,778, $16,837, $19,201, $23,311, $58,735, and $33,766, respectively.  Perquisite amounts for certain executive officers exceeded 25% of their total perquisites as follows:  Messrs Kardok, Adams, Barbar, and Guyton received car allowances for $13,134, $7,800, $7,800, and $11,779, respectively, and $7,992, $8,255, $10,749, and $10,749 for health/dental insurance, respectively; and Messrs Clark and Dana received reimbursement for moving expenses of $33,745 and $26,214, respectively.

(2)

We reserved an aggregate of 244,000 restricted shares of common stock for performance awards for Messrs Kardok, Adams, Barbar, Guyton, and Clark under our 2002 Executive Incentive Plan pursuant to their employment agreements covering a four year period, of which an aggregate of 61,000 shares were eligible to be earned at the end of the 2002 year, none of which were earned and thus forfeited.  Messrs Kardok, Adams, Barbar, Guyton, and Clark held restricted shares of common stock of 170,000, 114,983, 23,113, 15,212, and 13,360, respectively, valued at $153,000, $103,485, $20,802, $13,691, and $12,024, respectively, as of December 31, 2002.  No dividends will be paid on any unearned or unvested restricted shares of common stock.  See Employment Contracts and Termination of Employment and Change-in-Control Arrangements below for more complete information related to the performance awards described herein for each of the Named Executive Officers below.

5

(3)

We granted an aggregate of 186,000 incentive stock options to Messrs Kardok, Adams, Barbar, Guyton, and Clark under our 2002 Stock Option Plan pursuant to their employment agreements covering a four year period, of which an aggregate of 46,500 options were eligible to become vested based on certain performance based thresholds at the end of the 2002 year, all of which were met and thus vested.

Share Consolidation, Options and Adjustments

On May 28, 2002, our common stockholders approved a 1-for-10 reverse split and share consolidation, which we effectuated after the close of business on May 30, 2002.  In connection with the reverse split and share consolidation, certain adjustments were made to our stock-based compensation and incentive plans and outstanding awards thereunder. Unless otherwise noted, all information in this amended Form 10-K gives effect to the reverse split and share consolidation and related adjustments.

Option Grants in Last Fiscal Year

The following tables summarize the stock option activity for the Named Executive Officers during 2002.

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees In Fiscal 2002	Exercise or Base Price Per Share(2)	Expiration Date

Timothy M. Kardok	100,000	45%	$3.00	12/31/06
Michael T. Adams	26,000	12%	$3.00	12/31/06
John G. Barbar	20,000	9%	$3.00	12/31/06
Arthur K. Guyton, Ph.D.	20,000	9%	$3.00	12/31/06
Ronald E. Clark	20,000	9%	$3.00	12/31/06
David E. Dana, Ph.D.	10,000	5%	$3.70	1/16/05
________________
(1)

The options to Messrs Kardok, Adams, Barbar, Guyton, and Clark were granted under our 2002 Stock Option Plan pursuant to their employment agreements covering a four year period, of which varying aggregate amounts for each are eligible to become vested based on meeting certain performance based thresholds at the end of each applicable year.  The 2002 Option Plan and terms of their agreements grant broad discretion to change material terms including automatic acceleration of vesting up to a certain number of options upon a “Change-in-Control.” See Employment Contracts and Termination of Employment and Change-in-Control Arrangements” below for more information.

(2)

The exercise price for the incentive stock options granted to Messrs Kardok, Adams, Barbar, Guyton, and Clark, is based on the date when the reverse split and share consolidation was approved (as described above), which is $.10 higher than the original exercise price on the date of grant, which was $2.90.

Option Exercises and Holdings

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at 12/31/02 (#)		At 12/31/02 ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy M. Kardok	—	—	25,000	75,000	—	—
Michael T. Adams	—	—	6,000	19,500	—	—
John G. Barbar	—	—	5,000	15,000	—	—
Arthur K. Guyton, Ph.D.	—	—	5,000	15,000	—	—
Ronald E. Clark	—	—	5,000	15,000	—	—
David E. Dana, Ph.D.	—	—	3,750	6,250	—	—

Director Compensation

Of our Board's current 7 members, one is an officer who did not receive additional compensation for Board or committee service in 2002.

Standard Arrangements

Each director who is not an employee is reimbursed for actual expenses incurred in attending our Board meetings.

Prior to May 28, 2002, our nonemployee members of the Board of Directors (nonemployee directors) were compensated under a nonemployee director restricted stock compensation arrangement, where each new nonemployee director received 7,500 restricted shares of common stock for serving on our Board and its committees for a one year period.  See Item 13. Certain Relationships and Related Transactions, paragraph (m).

On May 28, 2002, our stockholders approved our 2002 Non-Employee Director Restricted Stock Plan (“2002 Director Plan”). Under the 2002 Director Plan, we may issue up to 1,600,000 restricted shares of common stock through periodic automatic grants to our nonemployee directors only.  The 2002 Director Plan provides, each nonemployee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of our restricted shares of common stock equal to: 48,000 for the Chairman of the Board, who is also a nonemployee director; and 12,000 for other nonemployee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period). In addition to the automatic grant of shares to nonemployee directors described above, a one-time grant of 1,168,000 restricted shares of common stock was issued to the Chairman of the Board, in recognition of his personal cost for substantially funding us and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant, made as of the effective date of this 2002 Director Plan, vests at the end of each year after the effective date of this 2002 Director Plan at the rate of 25% per year. This award vests in total at the end of four years.  The restricted shares of common stock awarded under the 2002 Director Plan are subject to restrictions on transferability as well as a vesting schedule. In the event a recipient of a restricted stock award under the 2002 Director Plan ceases to be a director of the Company for any reason other than death or total disability, any restricted shares of common stock which are then unvested are subject to forfeiture back to the Company. Once vested, the shares are no longer restricted as to transferability and no longer subject to forfeiture to the Company upon termination of director status.  The 2002 Director Plan is intended to be a nondiscretionary plan for purposes of rules and interpretations of the SEC relating to Section 16 of the Exchange Act.  See Item 13. Certain Relationships and Related Transactions, paragraph (n).  See also Exhibits, Exhibit 10.8, for access to the full text of the 2002 Director Plan.

Other Arrangements

During 2002, we issued 42,500 restricted shares of common stock to Steven Mendelow, a director, pursuant to and in full satisfaction of a financial consultant arrangement entered into between us prior to his becoming a member of our Board of Directors, which shares were valued and recorded at $154,275.  In 2001, we entered into a financial consultant arrangement with Mr. Mendelow. As consideration for the financial consulting services to be performed under our arrangement, we agreed to pay Mr. Mendelow an aggregate of 85,000 restricted shares of common stock, in two equal increments, with the first increment being paid on October 1, 2001 and the second on April 1, 2002. See also Item 13. Certain Relationships and Related Transactions, paragraph (d).

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

In 2002, we entered into long-term employment contracts with our CEO and four other Named Executive Officers comprising Messrs Kardok, Adams, Barbar, Guyton, and Clark, and a long-term employment arrangement with the Named Executive Officer of a subsidiary, Dr. Dana, the terms and conditions of which, including benefits upon termination of employment, and change-in-control arrangements, are more fully described below.

Long Term Employment Contracts

We agreed to employ Messrs Kardok, Adams, Barbar, Guyton, and Clark for a period beginning on January 1, 2002 (the “effective date”) and ending December 31, 2005 (the “employment period”).  These contracts follow the same basic structure and contain identical terms and conditions, except for our CEO’s agreement, which has additional compensation related benefits. A brief summary of each contract is provided below.  See Index of Exhibits for access to the full text of each respective officer’s contract.

(a)           For Mr. Kardok, we agreed to the following compensation: (i) annual base salary of $225,000, subject to annual review; (ii) an aggregate of 293,562 shares of restricted common stock as other compensation, subject to vesting in 17,500 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 31,062 shares will vest at the end thereof; (iii) incentive stock options to purchase 100,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 25,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 120,000 shares of restricted common stock during the term of his agreement at a maximum of 30,000 shares during each calendar year; (v) a yearly minimum bonus of $10,000, due and payable not later than January 30 with respect to the immediately preceding calendar year, which our Board of Directors may, in its sole and absolute discretion, increase the amount to as much as $100,000; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites.

(b)           For Mr. Adams, we agreed to the following compensation: (i) annual base salary of $105,000, subject to annual review; (ii) an aggregate of 64,000 shares of restricted common stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 26,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 6,500 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 34,000 shares of restricted common stock during the term of his agreement at a maximum of 8,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites.

(c)           For Mr. Barbar, we agreed to the following compensation: (i) annual base salary of $135,000, subject to annual review; (ii) an aggregate of 51,616 shares of restricted common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 6,616 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 shares of restricted common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites.

(d)           For Mr. Guyton, we agreed to the following compensation: (i) annual base salary of $105,000, subject to annual review; (ii) an aggregate of 48,343 shares of restricted common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 3,343 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula;  (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 shares of restricted common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites.

(e)           For Mr. Clark, we agreed to the following compensation: (i) annual base salary of $125,000, subject to annual review; (ii) an aggregate of 49,000 shares of restricted common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 4,000 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula;  (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 shares of restricted common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites.

Termination of Employment Contracts

The employment contracts with Messrs Kardok, Adams, Barbar, Guyton, and Clark, may be terminated between us before expiration of the employment period for any reason, but subject to certain terms, conditions and remedies, as described below.

Uncompensated Termination

(a)           If an officer resigns without cause, or if we terminate him for cause, then he shall be entitled to receive a cash sum payment of the portion of annual base salary earned up to and including the date of termination, and any benefits that have accrued under certain sections up to and including the date of termination.  More particularly, he shall be entitled only to (i) such restricted shares of common stock that have actually vested as of the date of termination; (ii) such stock options that he has exercised or is entitled to exercise as of the date of termination; and (iii) such bonuses, if any, that he has earned as of the date of termination.

Compensated Termination

(b)           If an officer resigns for cause or other than a change-in-control (except for a forced resignation), or is terminated by us without cause, in each case prior to the expiration of the employment period, the officers employment terminates on the date of termination and he is entitled to:

        (i) the unpaid portion of salary due for the period of time through the date of termination; (ii) a severance cash payment equal to either six (6) months (Messrs Adams, Barbar, Guyton, and Clark) or twelve (12) months (Mr. Kardok) of the then current annual base salary; (iii) a number of restricted shares of common stock equal to six (6) months (Messrs Adams, Barbar, Guyton, and Clark) or twelve (12) months (Mr. Kardok) which other compensation will be deemed earned and vested, and any restrictions on such restricted shares except as required by applicable law will immediately lapse and such restricted shares will become nonforfeitable; (iv)        a number of stock options equal to six (6) months (Messrs Adams, Barbar, Guyton, and Clark) or twelve (12) months (Mr. Kardok) of the stock options described in the agreements, and any other stock options granted to the officers, which stock options will be deemed vested, and any restrictions on such stock options except as required by applicable law will immediately lapse and such stock options will be fully exercisable; (v) the product of (I) any performance awards which the officer can show that he reasonably would have received had he remained in his capacity with us through the end of the calendar year in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously paid; (vi) for six (6) months (Messrs Adams, Barbar, Guyton, and Clark) or twelve (12) months (Mr. Kardok) following the date of termination, we will continue to provide medical and dental benefits only to the officer on the same basis as such benefits are provided during such period to our senior executive officers; provided, however, that if our welfare plans do not permit such coverage, we will provide the officer medical benefits (with the same after tax effect) outside of such plans; and (vii) to the extent not theretofore paid or provided, we will timely pay or provide to the officer any other amounts or benefits which he is entitled to receive through the date of termination under any of our plans, programs, policies or practices or contracts or agreements, including accrued vacation to the extent unpaid.

Termination Due to Change-in-Control; Death or Permanent Disability

(c)           (i) If we undergo a change-in-control, the officer has 120 days on or following the date of the change-in-control to terminate his employment under his agreement; provided, however, that if the officer is forced to resign, then he is entitled to all of the compensation and benefits described in paragraph (b) above; (ii) if the officer becomes permanently disabled or dies prior to the expiration of the employment period, the officers employment terminates on the date of termination; or (iii)         if the officer’s employment is terminated pursuant to either subsection (i) hereof (except for a forced resignation) or subsection (ii) hereof, the officer or, in the case of his death, the officer’s beneficiary or other legal representative, will be entitled to: (A) the unpaid portion of the annual base salary due the officer up to the date of termination, (B) the restricted shares of common stock, to the extent earned and vested under the agreement, which restrictions, if any, will immediately lapse and become nonforfeitable except as otherwise required by law, (C) the stock options, to the extent granted and vested under the agreement, will become fully exercisable, (D) any performance awards, to the extent earned or deemed earned under the agreement in the Compensation Committee’s discretion, (E) continuation of medical and dental benefits to the officer’s spouse and/or eligible dependents, if any, for six (6) months (Messrs Adams, Barbar, Guyton, and Clark) or twelve (12) months (Mr. Kardok), on the same basis as such benefits are provided during such period to our senior executive officers; provided, however, that if our welfare plans do not permit such coverage, we will provide the medical benefits (with the same after tax effect) outside of such plans; and (F) to the extent not theretofore paid or provided, any unpaid vacation pay or expense reimbursement or other applicable other benefits.

Change-in-Control Arrangements

The employment contracts with Messrs Kardok, Adams, Barbar, Guyton, and Clark, contain certain change-in-control provisions, the benefits of which were described above under Termination of Employment Contracts, Compensated Terminations.  A change-in-control will be deemed to have occurred if any of the following events occur:  (i) Any "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act, is or becomes the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of our securities representing (i) 20% or more of the combined voting power of our then outstanding voting securities, which acquisition is not approved in advance of the acquisition or within 30 days after the acquisition by a majority of the Incumbent Board (as hereinafter defined) or (ii) 33% or more of the combined voting power of our then outstanding voting securities, without regard to whether such acquisition is approved by the Incumbent Board;  (ii) Individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board of Directors, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by our stockholders, is approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall, for the purposes of this agreement, be considered as though such person were a member of our Incumbent Board;  (iii)  the consummation of a merger, consolidation or reorganization involving us, other than one which satisfies both of the following conditions:  (A) a merger, consolidation or reorganization which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of another entity) at least 55% of the combined voting power of our voting securities or such other entity resulting from the merger, consolidation or reorganization outstanding immediately after such merger, consolidation or reorganization and being held in substantially the same proportion as the ownership in our voting securities immediately before such merger, consolidation or reorganization, and (B) a merger, consolidation or reorganization in which no person is or becomes the beneficial owner, directly or indirectly, of our securities representing 20% or more of the combined voting power of our then outstanding voting securities; or (iv) our stockholders approve a plan of complete liquidation of us or an agreement for the sale or other disposition by us of all or substantially all of our assets.

In addition to the compensation and benefits referred to under Termination of Employment Contracts, Compensated Terminations, in paragraph (c)(i) above, all unearned and unvested restricted shares of common stock in the form of other compensation provided for in each officers respective agreement, will immediately vest and be delivered to the officer upon the change of control provided that the officer is employed by us on the date of the change-in-control.

Long Tern Employment Arrangement

We entered into a long-term employment arrangement with David E. Dana, Ph.D., who is an executive officer in one of our subsidiaries, beginning on January 17, 2002 and ending January 16, 2005, pursuant to which we agreed to the following compensation: (i) annual base salary of $110,000, subject to periodic review; (ii) incentive stock options to purchase 10,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, vesting in 1,250 increments at the end of each quarter worked, and exercisable anytime within three (3) years of the date of grant;  (iii) eligibility to participate in the 2002 Management Incentive Plan; (iv) full health insurance coverage; (v) car allowance; (vi) moving expenses; (vii) paid vacation; and (viii) cash bonuses for intellectual property and inventions made during his employment.  If we terminate Dr. Dana’s employment arrangement for other than gross misconduct, he is entitled to a severance payment equal to six (6) months of his then current base compensation.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

No member of our Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries.  No executive officer of the Company served as a: (a) member of the compensation committee of another entity, one of whose executive officers served on the compensation committee of the Company; (b) director of another entity, one of whose executive officers served on the compensation committee of the Company; or (c) member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance on an aggregated basis as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	677,450	$3.37	2,394,100	(2)
Equity Compensation Plans Not Approved by Security Holders (1)	62,000	$4.73	410,000	(3)

Total	739,450	$3.48	2,804,100

______________

(1)  The compensation plans comprising the figures in this row include:  (i)  1998 Employee and Consultant Stock Option Plan (See Item 15(a), Consolidated Financial Statements and accompanying Note 15. Stock Options, 1998 Employee and Consultant Stock Option Plan, and refer to Exhibits, Exhibit 10.1 for access to the full text of the plan);  (ii)  Non-Plan Restricted Options (See Item 15(a), Consolidated Financial Statements and accompanying Note 15. Stock Options, Non-Plan Options, and refer to Item 13. Certain Relationships and Related Transactions, paragraph (p)); and (iii) Long-Term Employment Agreements (See Item 11. Executive Compensation, Employment Contracts and Termination of Employment and Change-in-Control Arrangements, and refer to Exhibits, Exhibits 10.12 through 10.7 for access to the full text of the contracts).

(2)  This amount includes securities for compensation plans: (i) 1,600,000 restricted shares of common stock under our 2002 Non-Employee Director Restricted Stock Plan (See also Item 11. Executive Compensation, Director Compensation, Standard Arrangements; Item 15(a), Consolidated Financial Statements and accompanying Note 19. Long-Term Compensation and Incentive Program, 2002 Non-Employee Director Restricted Stock Plan; and refer to Exhibits, Exhibit 10.8 for access to the full text of the plan); and (ii) 500,000 securities under our 2002 Executive Incentive Plan (See also Item 15(a), Consolidated Financial Statements and accompanying Note 19. Long-Term Compensation and Incentive Program, 2002 Executive Plan; and refer to Exhibits, Exhibit 10.8 for access to the full text of the plan).

(3) This amount includes 410,000 restricted shares of common stock reserved pursuant to long-term employment agreements (Refer to footnote (1)(iii) for the table above).

Security Ownership of Management

We encourage stock ownership by our directors, officers and employees to align their interests with our stockholders. Urecoats believes this policy has played a significant role in its progress and will, ultimately, lead to beneficial future returns.  The following table sets forth information as of April 12, 2003 regarding the beneficial ownership, including the right to acquire beneficial ownership, of common stock by all directors, each of the executive officers named in the Summary Compensation Table, and all of the directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent Beneficially Owned of Class (a)	Amount and Nature of Rights To Acquire Beneficial Ownership (b)		Total Amount Beneficially Owned Including Rights to Acquire Beneficial Ownership		Percent Beneficially Owned including Rights to Acquire Beneficial Ownership of Class (a)

Directors:
Richard J. Kurtz, Chairman	3,967,017		27.85%	2,296,109		6,263,126	(c)	43.97%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	22,500.16%			12,000		34,500.24%
Timothy M. Kardok (d)	187,500		1.32%	30,921		218,421		1.53%
Steven Mendelow	332,000	(e)	2.33%	12,000		344,000		2.42%
Jerold L. Zaro	55,000.39%			12,000		67,000.47%
Mark A. Reichenbaum	0		---	852,000	(f)	852,000		5.98%
Stephen L. Green	100,250.70%			239,500	(g)	339,750		2.39%

Other Named Executive Officers:
Michael T. Adams	118,983	(h)	.84%	9,263		128,246.90%
John G. Barbar	26,113.18%			8,553		34,666.24%
Arthur K. Guyton, Ph.D.	18,212.13%			7,763		25,975.18%
Ronald E. Clark	16,360.11%			8,289		24,649.17%
David E. Dana, Ph.D.	0		---	6,250		6,250.04%

All current directors and executive officers as a group (13)	4,850,935		34.06%	3,495,981		8,346,916	(h)	58.60%
_______________
(a) Based on 14,243,354 shares issued and outstanding as of April 12, 2003.

(b)           This column represents common stock, which the person has the right to acquire within 60 days after April 12, 2003. The rights to acquire common stock are related to the following: For Urecoats employees (Mr. Kardok, Mr. Adams, Mr. Barbar, Dr. Guyton, Mr. Clark, and Dr. Dana) these shares may be acquired upon the exercise of stock options.  For the nonemployee directors: (a) Mr. Kurtz, Lt. Gen. Gregg (Ret.), Mr. Mendelow, Mr. Zaro, Mr. Reichenbaum, and Mr. Green may acquire an aggregate of 400,000 of these shares upon vesting pursuant to the 2002 Non-Employee Director Restricted Stock Plan; (b) Mr. Kurtz, and two entities that Mr. Reichenbaum and Mr. Green own a material interest in, may acquire an aggregate of 2,852,209 of these shares upon conversion of Series B and Series C Preferred Shares; and (c) Mr. Kurtz and Mr. Reichenbaum may acquire an aggregate of 171,400 of these shares upon the exercise of stock options.  See generally Item 13. Certain Relationships and Related Transactions.

(c)           Mr. Kurtz is also an optionee under a Second Series C Preferred Option, which, subject to our stockholders’ approval of an increase in our common stock capitalization limit and the conversion aspects of our Series C Preferred Shares, will give him the right to acquire additional restricted shares of common stock pursuant to conversion rights related thereto. The table does not include any specific number of shares.  See Item 13. Certain Relationships and Related Transactions, paragraph (t).  See also Item 15 (a), Consolidated Financial Statements and accompanying Note 21. Subsequent Events, (b) Series C Convertible Preferred Stock Option, for more information on the second option.

(d) Mr. Kardok is also our CEO and President.

(e)           These shares are held in various instruments, including a limited partnership, defined benefit plan, money purchase plan, and profit sharing plan, arranged by and for the benefit of the named individual and/or his family.

(f)            The named individual has the right to acquire these shares in his sole name and through an entity in which he owns a material interest.  See Item 13. Certain Relationships and Related Transactions, paragraphs (p) and (l), respectively.

(g) The named individual has the right to acquire these shares through an entity in which he owns a material interest. See Item 13. Certain Relationships and Related Transactions, paragraph (k).

(h) These shares are held jointly by the named individual and his spouse.

Security Ownership of Certain Beneficial Owners

Except as set forth below, we know of no person who is the beneficial owner of more than 5% of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Beneficially Owned of Class (a)	Amount and Nature of Rights To Acquire Beneficial Ownership (b)	Total Amount Beneficially Owned Including Rights to Acquire Beneficial Ownership	Percent Beneficially Owned including Rights to Acquire Beneficial Ownership of Class (a)

Directors:
Richard J. Kurtz Duck Pond Road Alpine, New Jersey 07620	3,967,017	27.85%	2,296,109	6,263,126	43.97%
Mark A. Reichenbaum Six Lauder Way Greenwich, Connecticut 06830	0	---	852,000	852,000	5.98%
________________
(a) Based on 14,243,354 shares issued and outstanding as of April 12, 2003.

(b)           Refer to the Security Ownership of Management table above under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information on the nature of rights to acquire beneficial ownership by the persons under this column.

Item 13. Certain Relationships and Related Transactions.

We completed our first full year of operations in 2002.  We had a continuing, recurring need for financial and other support during 2002, and were required to accept continued support from our officers and directors to ensure our business progressed as planned. This has occasioned many continuing related transactions between our officers and directors.

(a)           During 2002, Richard J. Kurtz, Chairman of the Board, personally guaranteed $335,000 of notes and is a co-borrower for added security on a $500,000 line of credit from financial institutions, and $1,600,000 for primary suppliers.

(b)           During 2002, we entered into a Series C Preferred Stock Option Agreement (“First Series C Preferred Option”) with Richard J. Kurtz, Chairman of the Board, which granted to him, the right and option to purchase at $20.00 per share all or any part of an aggregate of 250,000 of our Series C Convertible Preferred Stock (the “Series C Preferred Shares”), which Series C Preferred Shares purchased thereby are convertible into restricted shares of common stock according to a Conversion Ratio formula based on a price of $2.20 per share.  See Item 15(a), Consolidated Financial Statements and accompanying Note 16. Stockholders’ Equity, Preferred Stock, and Exhibits, Exhibits 99.3 and 10.18, for information on our Series C Preferred Shares and the First Series C Preferred Option.

(c)           During 2002, we issued 195,631 Series C Preferred Shares to Richard J. Kurtz, Chairman of the Board, pursuant to periodic partial exercises under his First Series C Preferred Option, which shares were paid for by cancellation of $3,912,620 in short term loans bearing interest at 9% per annum that he provided to us throughout the 2002 year for working capital and other operating requirements.  See Item (b) above.

(d)           During 2002, we issued 42,500 restricted shares of common stock to Steven Mendelow, a director, pursuant to and in full satisfaction of a financial consultant arrangement entered into prior to his becoming a member of our Board of Directors, which shares were valued and recorded at $154,275.

(e)           During 2002, we entered into a long-term employment agreement with Timothy M. Kardok, a director and our CEO and President, under which we agreed to the following compensation: (i) annual base salary of $225,000; (ii) an aggregate of 293,562 restricted shares of common stock as other compensation, subject to vesting in 17,500 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 31,062 shares will vest at the end thereof; (iii) incentive stock options to purchase 100,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 25,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 120,000 restricted shares of common stock during the term of his agreement at a maximum of 30,000 shares during each calendar year; (v) and a yearly minimum bonus of $10,000, due and payable not later than January 30 with respect to the immediately preceding calendar year, which our Board of Directors may, in its sole and absolute discretion, increase the amount to as much as $100,000.  Mr. Kardok did not request nor did we pay him a bonus for the year 2002.  See paragraph (u) below.  See also Exhibits, Exhibits 10.12, for access to the full text of the agreement.

(f)            During 2002, we entered into a long-term employment agreement with Michael T. Adams, our Executive Vice President and Corporate Secretary, under which we agreed to the following compensation: (i) annual base salary of $105,000; (ii) an aggregate of 64,000 restricted shares of common stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 26,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 6,500 per year and after the end of each calendar year according to an Excess Revenue formula; (iv) eligibility to earn performance awards for a minimum aggregate of 34,000 restricted shares of common stock during the term of his agreement at a maximum of 8,500 shares during each calendar year; and (v) a discretionary bonus. See paragraph (u) below.  See also Exhibits, Exhibits 10.13, for access to the full text of the agreement.

(g)           During 2002, we entered into a long-term employment agreement with John G. Barbar, our CFO, Senior Vice President of Finance, and Corporate Treasurer, under which we agreed to the following compensation: (i) annual base salary of $135,000; (ii) an aggregate of 51,616 restricted shares of common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 6,616 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula; eligibility to earn performance awards for a minimum aggregate of 30,000 restricted shares of common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; and a discretionary bonus. See paragraph (u) below.  See also Exhibits, Exhibits 10.14, for access to the full text of the agreement.

(h)           During 2002, we entered into a long-term employment agreement with Arthur K. Guyton, Senior Vice President of Marketing, under which we agreed to the following compensation: (i) annual base salary of $105,000; (ii) an aggregate of 48,343 restricted shares common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 3,343 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 restricted shares of common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; and (v) a discretionary bonus. See paragraph (u) below.  See also Exhibits, Exhibits 10.15, for access to the full text of the agreement.

(i)            During 2002, we entered into a long-term employment agreement with Ronald E. Clark, our Chief Operating Officer and Senior Vice President of Operations, under which we agreed to the following compensation: (i) annual base salary of $125,000; (ii) an aggregate of 49,000 restricted shares of common stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 4,000 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 restricted shares of common stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; and (v) a discretionary bonus. See paragraph (u) below.  See also Exhibits, Exhibits 10.16, for access to the full text of the agreement.

(j)            During 2002, we entered into a long-term employment agreement with Dale L. Epperson, our Senior Vice President of Market Development, under which we agreed to the following compensation: (i) annual base salary of $130,000; (ii) an aggregate of 48,000 restricted shares of common stock as other compensation, subject to vesting in 3,000 share increments on a pro-rata quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to $3.00 for each share, of our common stock, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 restricted shares of common stock during the term of his agreement at a maximum of 7,500, during each calendar year; and (v) a discretionary bonus. Mr. Epperson earned a $30,000 bonus in 2002.

(k)           During 2002, a corporation in which Stephen L. Green, director, owns a material interest, purchased 25,000 of our Series C Preferred Shares pursuant to a private placement offering for $500,000 in cash, which Series C Preferred Shares are convertible into restricted shares of common stock according to a Conversion Ratio formula based on a price of $2.20 per share. See Exhibits, Exhibit 99.3 for access to full information on the Series C Preferred Shares.

(l)            During 2002, a corporation in which Mark A Reichenbaum, director, owns a material interest, purchased 100,000 of our Series C Preferred Shares pursuant to a private placement offering for an aggregate of $2,000,000 in cash, which Series C Preferred Shares are convertible into restricted shares of common stock according to a Conversion Ratio formula based on a price of $2.40 per share. See Exhibits, Exhibit 99.3 for access to full information on the Series C Preferred Shares.

(m)          During 2002, we issued 7,500 restricted shares of common stock to Lt. Gen. Gregg (Ret.), a director, for board of director services, under a nonemployee director restricted stock arrangement (prior to the establishment of the 2002 Non-Employment Director Restricted Stock Plan), which transaction was valued and recorded at $23,625.

(n)           During 2002, we issued an aggregate of 1,276,000 restricted shares of common stock to Messrs Kurtz, Gregg, Mendelow, Zaro, Reichenbaum, and Green, nonemployee directors, under the 2002 Non-Employee Director Restricted Stock Plan (“2002 Director Plan”).  The restricted shares of common stock issued thereby have not vested, were not valued, recorded, or treated as outstanding as of December 31, 2002 nor has their status changed as of the date of this amended report, and such shares will remain in our custody until such time that they are earned and vested.  See Item 15(a), Consolidated Financial Statements and accompanying Note 19. Long Term Compensation and Incentive Program, 2002 Non-Employee Director Restricted Stock Plan, and Exhibits, Exhibit 10.8 for access to the full text of the plan.

(o)           During 2002, we issued 147,021 restricted shares of common stock to Messrs Kardok, Adams, Barbar, Guyton, Clark, and Epperson, officers and an officer-director, as other compensation in connection with their employment agreements, which transactions were valued and recorded at $270,690.  See paragraphs (e), (f), (g), (h), (i), and (j) above.

(p)           During 2002, we granted Mark A Reichenbaum, director, a non-plan option for 10,000 restricted shares of common stock, good for two years, and exercisable at $3.15 for each option per share in exchange for the acceleration of payments related to the purchase of our Series C Preferred Shares.  See paragraph (l) above.

(q)           During 2002 to and including March 31, 2003, we accrued $144,521 of dividends related to our Series B Preferred Shares, which are solely owned by Richard J. Kurtz, Chairman of the Board. See Exhibits, Exhibits 99.1 and 99.2 for access to full information on the Series B Preferred Shares.

(r)            During 2002 to and including March 31, 2003, we accrued $161,592 of dividends related to our Series C Preferred Shares, for two entities in which Mark A. Reichenbaum and Stephen L. Green, directors, own a material interest, and Richard J. Kurtz, Chairman of the Board.  See paragraphs (c), (k) and (l) above. See Exhibits, Exhibit 99.3 for access to full information on the Series C Preferred Shares.

(s)           During 2002, we paid for a Key Man Life Insurance Policy covering Richard J. Kurtz, Chairman of the Board, which is an annually renewable $3,000,000 term life policy and Urecoats is the beneficiary.

(t)            During 2003, we entered into a second Series C Preferred Stock Option Agreement (“Second Series C Preferred Option”) with Richard J. Kurtz, Chairman of the Board, granting to him, the right and option to purchase at $20.00 per share all or any part of an aggregate of 250,000 of our Series C Preferred Shares, which Series C Preferred Shares purchased thereby are convertible into restricted shares of common stock according to a Conversion Ratio formula based on a price of $.50 per share.  See Item 15(a), Consolidated Financial Statements and accompanying Note 16. Stockholders’ Equity, Preferred Stock, Series C Convertible Preferred Stock and Note 21. Subsequent Events, (b) Series C Convertible Preferred Stock Option, and Exhibits, Exhibit 99.3, for more information on our Series C Preferred Shares and the Second Series C Preferred Option.

(u)           As a result of financial constraints during 2003, we granted to Messrs Kardok, Adams, Barbar, Guyton, and Clark, officers, an aggregate of 73,159 non-plan restricted stock options as consideration for their agreeing to a 10% reduction in their annual salary, which options are exercisable at $.95 per share, good for two years, and vest pro rata at the end of each quarter during which the executive is employed in 2003.  These restricted stock options were not intended to be nor granted in lieu of salary.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplementary Data

The following Financial Statements are included herein under Item 8:

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b) Reports on Form 8-K
None.

(c) Exhibits

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Company as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).

3.2

Certificate of Amendment of Certificate of Incorporation dated February 12, 1999 of the Company as filed with the State of Delaware on February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).

3.3

Certificate of Amendment of Certificate of Incorporation dated May 28, 2002 of the Company as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002, filed August 19, 2002).

3.4	Proforma Restated Certificate of Incorporation, as amended, and currently in effect, of the Company.
3.5	By-laws of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-KSB for the year ended December 31, 2000, filed March 30, 2001).
3.6	Amendments to By-laws of the Company (incorporated by reference to Item 5. Other Information, Amendments to By-laws, to Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001).
3.7	By-laws, as amended, and currently in effect, of the Company.
10.1	1998 Employee and Consultant Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-44971, filed January 27, 1998).
10.2	1999 Consultant and Employee Stock Purchase and Option Plan (incorporated by reference to Exhibit 99.1 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).
10.3	1999 Consultant and Employee Stock Purchase and Option Plan, as amended (incorporated by reference to Exhibit 99.2 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).
10.4	2000 Stock Purchase and Option Plan (incorporated by reference to Exhibit (10) to Registration Statement on Form S-8 No. 333-51026, filed November 30, 2000).
10.5	2002 Stock Option Plan (incorporated by reference to Annex D to Definitive Proxy Statement, filed April 30, 2002).
10.6	2002 Executive Incentive Plan (incorporated by reference to Annex E to Definitive Proxy Statement, filed April 30, 2002).

10.7	2002 Management Incentive Plan (incorporate by reference to Annex F to Definitive Proxy Statement, filed April 30, 2002).
10.8	2002 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002, filed August 19, 2002).
10.9

Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

10.10

Amendment to Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz dated January 4, 2002 (incorporated by reference to Exhibit 10.1.1 to Form 8-K date December 31, 2001, filed January 31, 2002).

10.11	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001, filed January 31, 2002).
10.12

Employment Agreement, effective January 1, 2002, between Timothy M. Kardok and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.13

Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.14

Employment Agreement, effective January 1, 2002, between John G. Barbar and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.15

Employment Agreement, effective January 1, 2002, between Arthur K. Guyton and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.16

Employment Agreement, effective January 1, 2002, between Ronald E. Clark and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.17

Employment Agreement, effective September 1, 2002 between Dale L. Epperson and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

10.18

Series C Preferred Stock Option Agreement dated January 8, 2002 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 8, 2002, filed January 31, 2002).

14.1	Code of Ethics adopted by the Company on March 28, 2003 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, filed March 31, 2003).
21	List of Subsidiaries of the Company.
23	Consent of Baum & Company, P.A. to the incorporation of their Independent Auditors’ Report herein.
99.1

Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 as filed with the State of Delaware on November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

99.2

Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).

99.3

Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 as filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).

99.4

Certification of Chief Executive Officer for Form 10-K for the year ended December 31, 2002 (incorporated by reference to page 54 to the Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

99.5

Certification of Chief Financial Officer for Form 10-K for the year ended December 31, 2002 (incorporated by reference to page 55 to the Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

(d) Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this amended report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

URECOATS INDUSTRIES INC.

Date: April 30, 2003	By:
Timothy M. Kardok
Chief Executive Officer and President

URECOATS INDUSTRIES INC.

Date: April 30, 2003	By:
John G. Barbar
Chief Financial Officer and Treasurer

URECOATS INDUSTRIES INC.

Date: April 30, 2003	By:
Michael T. Adams
Executive Vice President and Secretary

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

Note 1. Summary of Significant Accounting Policies.

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

Note 2. Discontinued Operations.

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

Note 3. Acquisition.

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

Note 5. Property and Equipment.

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

Note 7. Accounts Payable and Accrued Expenses.

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

Note 8. Long-Term Debt.

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

Note 11. Deferred Income.

The deferred income of $70,000 relates to the sale of an Application System that contains a right of return provision until June 2003.  This revenue will be recognized at the expiration of this provision.

Note 12. Commitments and Contingencies.

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

(b) Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs, vs. Urecoats International, Inc. et. al., Defendants.

On May 15, 2002, the Plaintiffs filed a civil lawsuit against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, Timothy M. Kardok, and a former officer of the company, individually, for, among other things, basically Contract Indebtedness, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  Each of the Plaintiffs entered into Consulting Agreements with Urecoats International, Inc. on March 29, 2000, effective January 1, 2000 ("2000 Consulting Agreements"), under which they were to receive certain cash and stock compensation for consulting services; and, Urecoats International acknowledged a $99,000 indebtedness to Ponswamy Rajalingam for prior consulting services rendered for Urecoats International.  The 2000 Consulting Agreements expired on March 1, 2001.  The stock compensation under the 2000 Consulting Agreements was provided, on behalf of Urecoats International, by Urecoats Industries Inc.  Urecoats International paid all of the cash compensation required under the Consulting Agreements, except for the $99,000 indebtedness; and, Urecoats Industries initially issued all of the stock compensation to the Plaintiffs, however, pursuant to the 2000 Consulting Agreements, a second restrictive legend was placed on an aggregate of 81,100 (811,000 pre-split) shares of the restricted common stock issued thereby, which second restriction was subject to removal only after Urecoats International determined that the Plaintiffs satisfactorily performed the consulting services required under their 2000 Consulting Agreements.  Urecoats International was in possession of the 81,100 (811,000 pre-split) shares and had not removed the second restriction from the stock certificates, however, Urecoats International, Inc. returned the aggregate of 81,100 (811,000 pre-split) shares of restricted common stock to the Plaintiffs’ based on the fact that the second restrictive legend renders possession meaningless.  Urecoats International also continues to maintain its position for not removing these second restrictions as justified by virtue of its counterclaim for money damages (as described below). The Plaintiffs are claiming Breach of Contract and requesting that the Court require Urecoats International to remove the second restriction from the stock certificates and pay Ponswamy Rajalingam the $99,000 plus interest, in addition to some nominal business expenses.

On May 24, 2002, Urecoats International, Urecoats Industries, and Urecoats Technologies, filed its Answer, Affirmative Defenses and Counterclaims, to the Complaint, and Motions to Dismiss certain claims in the Complaint.  The Company denied that it owes any of the amounts claimed (as described above) to the Plaintiffs.  The Company affirmatively alleges that the 2000 Consulting Agreements were the last in a series of contracts that were fraudulently induced by the Plaintiffs, who consistently represented to Urecoats International that they were at all times familiar with a technology and a spray application system that was capable of spraying the sealant that was initially represented in that certain Purchase and Sale Agreement dated October 31, 1997, as being complete by virtue of the sample provided to Urecoats International at the time of entering into said agreement; that the application system only needed a small amount of work which the Plaintiffs could provide and supervise so that Urecoats International could use the sealant that it purchased under said agreement to fill purchase orders, for example, a large order from Mexico.  As set forth in more detail in Urecoats International's Counterclaims, these representations were allegedly false, knowingly false or made with the reckless disregard of their truth or veracity, and were made in order to induce Urecoats International to enter into consulting agreements with the Plaintiffs, which Urecoats International did, and to allow the Plaintiffs to spend an enormous amount of money to complete what they initially represented was essentially already done.  The Company alleges that the Plaintiffs engaged in this fraudulent conduct knowing that Richard J. Kurtz, who was contributing substantial amounts of capital, and the shareholders of Urecoats Industries, were relying on their misrepresentations.  Urecoats International might have continued to renew or enter into additional agreements with the Plaintiffs had it not discovered another individual in late 2000, who in the short span of approximately 6 months, and without allegedly utilizing any of the spray application system research and development of Plaintiffs, produced a self contained efficient workable and commercially marketable machine known as the BlueMAX™, which was capable of and is today applying the sealant.  The alleged damages which Urecoats International has suffered by reason of the misrepresentations of the Plaintiffs consisting of millions of dollars paid for research and development costs required by Plaintiffs, for example, office space, employees, equipment and the like as well as lost profits from potential sales and lost business opportunities, exceeds the amount due to the Plaintiffs and constitutes a setoff to Plaintiffs claims.  Urecoats International also claims recoupment against Plaintiffs on the grounds described above.  The foregoing factual allegations also amount to nonperformance by Plaintiffs of the essential terms of Plaintiffs 2000 Consulting Agreements and lack, want or failure of consideration for which Urecoats International also claims setoff and recoupment.

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

Note 13. Income Taxes

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

Note 14. Securities Transactions.

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

Note 15. Stock Options.

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

Plan and Non-Plan Option Activity Tables

The status of the Company's Plan and Non-Plan stock option activities for the years ended December 31 is summarized as follows:

	2002*		2001		Development Stage Operations 2000

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Options Outstanding -Beginning of Year	492,050	$3.90	1,483,000	$0.371	2,150,500	$0.011
Granted	493,800	2.55	4,440,000	0.395	2,159,000	0.359
Exercised	(100,000)	1.00	(899,000)	0.339	(2,826,500)	0.210
Canceled	(133,500)	1.78	(103,500)	1.070	---
Expired	(12,900)	10.01	---	---	---	---

Options Outstanding-End of Year	739,450	3.21	4,920,500	0.397	1,483,000	$0.371

Options Exercisable - End of Year	516,783	$3.66	4,438,000	$0.389	1,148,000	$0.212

*The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2002:*

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/02	Weighted Average Exercise Price

$1.25 - $2.99	158,150	1.9	$1.75	112,983	$1.67
$3.00 - $3.69	210,800	3.4	$3.02	60,800	$3.05
$3.70 - $5.89	331,000	2.3	$3.98	307,250	$3.96
$5.90 - $10.00	39,500	1.5	$8.27	35,750	$8.43

$1.25 - $10.00	739,450	2.44	$3.21	516,783	$3.66

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

Note 16. Stockholders' Equity.

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

Note 17. Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company currently relies upon one vendor to manufacture Application Systems on a "turn key" basis.

Note 18. Securities Capitalization.

The following table provides information relating to the Company's common and preferred stock capitalization as of the year ended December 31, 2002:

	Preferred

Shares	Common	Series A	Series B	Series C	Total of Series A, B and C

Authorized	25,000,000	750,000	500,000	750,000	2,000,000

Issued and Outstanding	14,071,254	62,500	500,000	414,781	977,281

Reserved	8,308,150*	-0-	-0-	54,369	54,369

Available	2,620,596	-0-	-0-	272,350	272,350

*Reserves allocated as follows:

1998 Stock Option Plan	12,000	See also Note 15.
1999 Stock Option Plan	97,550	See also Note 15.
2000 Stock Option Plan	449,000	See also Note 15.
2002 Stock Option Plan	325,000	See also Note 15.
2002 Non-Employee Director Restricted Stock Option Plan	1,600,000	See also Note 19.
2002 Executive Incentive Plan	500,000	See also Note 19.
2002 Management Incentive Plan	100,000	See also Note 19.
Non-Plan Restricted Options	50,000	See also Note 15.
Executive Employment Agreements	410,000	See also Note 19.
Series A Convertible Preferred Stock	2,250	See also Note 16.
Series B Convertible Preferred Stock	750,000	See also Note 16.
Series C Convertible Preferred Stock	4,012,350	See also Note 16.

Total	8,308,150

Note 19. Long-Term Compensation and Incentive Program.

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

Modifications

At the end of a Measurement Period, the Chief Executive Officer and President of the Company may recommend adjustments to the Bonus Pool and/or Threshold Levels and/or Threshold Measurement Mechanism (i.e. Revenue Targets may be changed to Operating Income Target) to the Compensation Committee after consideration of key operating results. When calculating performance for purposes of this 2002 Management Plan, the Compensation Committee has the discretion to include or exclude any or all of the following items:

1.	extraordinary, unusual or non-recurring items
2.	effects of accounting changes
3.	effects of financing activities
4.	expenses for restructuring or productivity initiatives
5.	other non-operating items
6.	spending for acquisitions
7.	effects of divestitures

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

Note 20. Selected Quarterly Financial Data (Unaudited).

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

Note 21. Subsequent Events.

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

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 24, 2003

INDEX OF EXHIBITS

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).

3.2

Certificate of Amendment of Certificate of Incorporation dated February 12, 1999 of the Company as filed with the State of Delaware on February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).

3.3

Certificate of Amendment of Certificate of Incorporation dated May 28, 2002 of the Company as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002, filed August 19, 2002).

3.4	Proforma Restated Certificate of Incorporation, as amended, and currently in effect, of the Company.
3.5	By-laws of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-KSB for the year ended December 31, 2000, filed March 30, 2001).
3.6	Amendments to By-laws of the Company (incorporated by reference to Item 5. Other Information, Amendments to By-laws, to Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001).
3.7	By-laws, as amended, and currently in effect, of the Company.
10.1	1998 Employee and Consultant Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-44971, filed January 27, 1998).
10.2	1999 Consultant and Employee Stock Purchase and Option Plan (incorporated by reference to Exhibit 99.1 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).
10.3	1999 Consultant and Employee Stock Purchase and Option Plan, as amended (incorporated by reference to Exhibit 99.2 to Form 10-KSB for the year ended December 31, 1998, filed April 16, 1999).
10.4	2000 Stock Purchase and Option Plan (incorporated by reference to Exhibit (10) to Registration Statement on Form S-8 No. 333-51026, filed November 30, 2000).
10.5	2002 Stock Option Plan (incorporated by reference to Annex D to Definitive Proxy Statement, filed April 30, 2002).
10.6	2002 Executive Incentive Plan (incorporated by reference to Annex E to Definitive Proxy Statement, filed April 30, 2002).
10.7	2002 Management Incentive Plan (incorporate by reference to Annex F to Definitive Proxy Statement, filed April 30, 2002).
10.8	2002 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002, filed August 19, 2002).
10.9

Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

10.10

Amendment to Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz dated January 4, 2002 (incorporated by reference to Exhibit 10.1.1 to Form 8-K date December 31, 2001, filed January 31, 2002).

10.11	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001, filed January 31, 2002).
10.12

Employment Agreement, effective January 1, 2002, between Timothy M. Kardok and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.13

Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.14

Employment Agreement, effective January 1, 2002, between John G. Barbar and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.15

Employment Agreement, effective January 1, 2002, between Arthur K. Guyton and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.16

Employment Agreement, effective January 1, 2002, between Ronald E. Clark and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002).

10.17

Employment Agreement, effective September 1, 2002 between Dale L. Epperson and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

10.18

Series C Preferred Stock Option Agreement dated January 8, 2002 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 8, 2002, filed January 31, 2002).

14.1	Code of Ethics adopted by the Company on March 28, 2003 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, filed March 31, 2003).
21	List of Subsidiaries of the Company.
23	Consent of Baum & Company, P.A. to the incorporation of their Independent Auditors’ Report herein.
99.1

Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 as filed with the State of Delaware on November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

99.2

Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).

99.3

Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 as filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).

99.4

Certification of Chief Executive Officer for Form 10-K for the year ended December 31, 2002 (incorporated by reference to page 54 to the Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

99.5

Certification of Chief Financial Officer for Form 10-K for the year ended December 31, 2002 (incorporated by reference to page 55 to the Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).