Form 10-Q
period 2003-03-31
URECOATS INDUSTRIES INC
filed 2003-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

Commission File No.   0-20101

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Quorum Business Center 718 South Military Trail Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)

(954) 428-8686
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 15, 2003 there were 14,243,354 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements
URECOATS INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002	8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)

ASSETS
Current Assets:
Cash	$193,358	$41,520
Accounts Receivable	492,646	604,945
Inventory	1,851,361	1,416,674
Prepaid Expenses and Other Current Assets	245,886	204,526

Total Current Assets	2,783,251	2,267,665

Property, Plant and Equipment, Net	1,438,102	1,514,063

Other Assets:
Intangibles, Net	1,874,550	1,879,433
Notes Receivable - Long Term	256,411	348,412
Deposits and Other Non-Current Assets	158,314	139,211

Total Other Assets	2,289,275	2,367,056

Total Assets	$6,510,628	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	March 31,	December 31,
	2003	2002

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,143,497	$3,187,449
Current Maturities of Long-Term Debt	107,881	105,257
Short-Term Notes and Loans Payable	783,717	739,027
Deferred Revenue	77,500	70,000

Total Current Liabilities	5,112,595	4,101,733

Long-Term Debt	29,422	45,427

Total Liabilities	5,142,017	4,147,160

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and Outstanding	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 469,150 Issued and Outstanding	469,150	414,781
Common Stock, $.01 Par Value; 25,000,000 Shares Authorized; 14,243,354 and 14,071,254 Issued and Outstanding at March 31, 2003 and December 31, 2002, respectively	142,434	140,713
Additional Paid-In Capital	46,286,591	44,696,841
Accumulated (Deficit)	(46,084,599)	(43,805,746)

Total Stockholders’ Equity	1,368,611	2,001,624

Total Liabilities and Stockholders’ Equity	$6,510,628	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenue:
Application Systems	$107,000	$646,538
Coatings, Sealants and Other Products	931,602	673,961

Total Revenue	1,038,602	1,320,499

Cost of Sales:
Application Systems	84,000	631,155
Coatings, Sealants and Other Products	688,505	427,969
Warranty Costs, Freight and Other Cost of Sales	182,287	87,575

Total Cost of Sales	954,792	1,146,699

Gross Profit	83,810	173,800

Operating Expenses:
Selling, General and Administrative	1,787,215	2,119,653
Professional Fees	91,090	70,557
Depreciation and Amortization	114,836	122,273
Research and Development	106,079	89,568
Consulting Fees	94,838	157,141
Interest Expense	27,066	5,689

Total Operating Expenses	2,221,124	2,564,881

Operating (Loss)	(2,137,314)	(2,391,081)

Income (Loss) From Discontinued Operations	(3,413)	18,331

Net (Loss)	$(2,140,727)	$(2,372,750)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.151)	$(0.018)
Discontinued Operations	0.000	0.000

Total	$(0.151)	$(0.018)

Weighted Average Shares Outstanding	14,157,304	* 131,740,437

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.117)	$(0.018)
Discontinued Operations	0.000	0.000

Total	$(0.117)	$(0.018)

Weighted Average Shares Outstanding	18,249,726	* 136,206,937

* Pre 1-for-10 share consolidation. See Note 3.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended

	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss):
Continuing Operation	$(2,137,314)	$(2,391,452)
Discontinued Operations	(3,413)	18,702

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	114,836	129,401

Non-Cash Operating Activities:
Board of Director Fees	---	23,625
Interest	16,240
Consultant Fees	---	36,300
Other Compensation	10,218	181,577
Changes in Assets and Liabilities:
Prepaid Expenses	(49,063)	53,957
Accounts and Loans Receivable	112,300	(439,326)
Inventory	(342,688)	(146,486)
Other Current Assets	7,702	(52,217)
Accounts Payable and Accrued Expenses	817,305	(434,081)
Deferred Income	7,500	---

Net Cash (Used) by Operating Activities	(1,446,377)	(3,020,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(33,992)	(141,591)
Disposition of Property and Equipment	---	91,338
(Acquisition) of Intangibles	---	(23,133)
(Additions) Dispositions of Deposits and Other Non-Current Assets	(19,103)	3,000

Net Cash (Used) by Investing Activities	(53,095)	(70,386)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	Three Months Ended

		March 31,	March 31,
		2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Stock	$	---	$3,278,000
Proceeds of Notes and Credit Lines		448,223	789,180
(Payment) of Notes and Credit Lines		(416,913)	(1,085,136)
Proceeds of Loans from Related Parties		1,620,000	200,000

Net Cash Provided by Financing Activities		1,651,310	3,182,044

Net Increase In Cash		151,838	91,658

Cash at Beginning of Period		41,520	519,225

Cash at End of Period		$193,358	$610,883

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes		$0	$0

Cash Payments for Interest		$10,826	$5,689

Non-Cash Investing Activities:
Acquisitions		$0	$0

Total Non-Cash Investing Activities		$0	$0

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$26,458	$241,502
Repayment of Debts		---	—
Acquisitions		---	—

Total Non-Cash Financing Activities		$26,458	$241,502

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.  Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements and required by accounting principles generally accepted in the Unites States of America are not included in these interim financial statements. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K.  The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note 2 - Inventories.

Components of inventories were:

	March 31,	December 31,
	2003	2002

Raw Materials	$134,939	$177,695
Finished Goods	1,716,422	1,238,979

Total	$1,851,361	$1,416,674

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

Note 5 - Reserves.

The Company established a warranty reserve, calculated at 3% of revenue, and an allowance for doubtful accounts reserve.  The amount reserved for warranties was $118,780 and allowance for doubtful accounts was $348,591 through March 31, 2003.

Note 6 - Discontinued Operations.

During 2001, the Company acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products and to generate revenues. As a result of the successful field-testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the first quarter of 2002 and 2003 is reflected in the Income (Loss) from Discontinued Operations on the Consolidated Statement of Operations in the amounts of $18,331 and ($3,413), respectively.

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

		Three Months Ended March 31

	Year	Basic	Diluted

	2003	14,157,304	18,249,726
	2002 (*)	131,740,437	136,206,937

__________
(*)	Pre 1 for 10 share consolidation. See Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

Urecoats Industries Inc. is a manufacturing, sales, marketing, and technology-driven product development company, engaged, through its subsidiaries, in the sales, marketing, development, manufacturing, acquisition, and distribution of specialty sealant and coating products for the building products and construction industries. Our Internet website address is www.urecoats.com . We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

We added seasoned and accomplished executives in 2002 and 2003 to strengthen our overall organization. We introduced our first Urecoats™ brand, RSM Series™ products, UrecoatsRSM-100™ and BlueMAX™ spray application system (“Flagship Products”) nationally during the first quarter of 2002, and focused on the Southeast United States throughout the remainder of 2002, to roofing contractors. We also sold our Infiniti™ brand, Infiniti Series™ products, to roofing, waterproofing, and painting contractors. We are currently penetrating our target markets in the building products and construction industries with our Urecoats™ and Infiniti™ brands, and other products.

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

Our Flagship Products are distributed to roofing contractors throughout the Eastern United States by a Forbes Private 500 roofing materials supplier with over 105 locations and Infiniti Series™ products locally throughout South Florida by Infiniti. We are in negotiations with distributors for our RSM-200™ to the waterproofing industry. We entered into a strategic partnership with Reilly Industries, Inc., which will handle distribution of our jointly branded Reillycoat™ product to the pipeline industry. We are exploring distribution for anticipated RSM-700™ sales for the bridge deck industry.

Marketing and sales efforts during the first half of 2002 were promising and we kept pace with our anticipated growth. However, the continued fallout of the United States financial markets from the terrorists attacks of September 11, 2001 and the decline in consumer confidence impacting the overall macro economic environment resulted in a downward trend within the overall roofing industry (for the first time in this industry in many years). During the second half of 2002, roofing contractors, including our roofing contractor customer base, began experiencing significant revenue decreases almost without exception. The original selling prices for our BlueMAX™ therefore became a serious barrier to entry to roofing contractors which found it increasingly difficult to justify making a significant capital expenditure for the BlueMAX™ during a time when business was soft. During the second half of 2002, to adapt to changing market conditions, we adjusted our pricing, and increased our research and development activities on our core RSM Technologies™. We are diversifying our markets by offering new RSM Series™ products to other industries, such as waterproofing, pipeline, and bridge deck as described above.

We place a high priority on research and product and process development and our goal is to develop a continuous flow of new products. Our current RSM Series™ products are comprised of three components. We focused our research and development activities towards further development of our existing RSM Series™ products in 2002 and completed preliminary development of our two part RSM™ formula and a smaller less expensive lesser output two part spray application system. We have built our first prototypes, which are currently undergoing extensive field testing. Infiniti is continuing to develop additional sealant and coating products using its own technology, and through outside materials manufacturers, for Infiniti™ brand products, including topcoats for use on our RSM Series™ products.

We perform sales training for our own sales personnel on a regular basis and to support our developing independent manufacturing representative networks based on the technical nature of our RSM Series™ products. Our operations personnel require specialized training relating to mechanical, repair, maintenance, spray application techniques, and contractor training to provide customer support for our RSM Series™ products. We also require our contractors/end-users who purchase the BlueMAX™ to undergo extensive training through our multi-faceted certified contractor training program. We offer on-site technical support and refresher courses on a regular basis for customer service.

We are committed to limited international expansion. We entered into an exclusive licenses agreement with a reputable Italian construction company for sales in Italy in December 2002 and a license agreement with a local company for sales in Turkey and Saudi Arabia in March 2003, of our RSM Technologies™.

Results of Operations

Three Months Ended March 31, 2003 as Compared to Three Months Ended March 31, 2002

Revenues

The following is a summary of revenues for:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenue:
Application Systems	$107,000	$646,538
Coatings, Sealants and Other Products	931,602	673,961

Total Revenue	$1,038,602	$1,320,499

We reported revenue for the three months ended March 31, 2003 of $1,038,602, which represents a decrease of $281,897 from the $1,320,499 for the same period last year. The revenue generated from sales of our proprietary and patent pending spray application system (“Application System”) was $107,000 and represented 10% of our revenue, as compared to 49% in the comparative period, while sales from sealants, coatings and other products (“Coatings, Sealants and Other Products”) was $931,602, which represented 90% of our total revenue, as compared to 51%, for the same period last year.  The decrease of $281,897 from the $1,320,499 reported for the three months ended March 31, 2002 is attributed to a decrease in sales of $539,538 of our Application Systems, and increased sales of $257,641 in our Coatings, Sealants and Other Products.

In response to certain market and economic conditions we have refined our pricing strategy for our Flagship Products for 2003. This will impact our revenue per unit and gross profit for these products, but we anticipate that new products planned for introduction later in the year will provide additional revenue and improved margins. During the first quarter we sold two (2) new Application Systems for a total of $107,000 in the first quarter of 2003 as compared to nine (9) during the same period in 2002 for $646,538.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses decreased from $3,711,580 for the three months ended March 31, 2002 to $3,175,916 for the three months ended March 31, 2003 for a decrease of $535,664. The decrease in the first quarter of 2003 is primarily due to reduced expenses for marketing and convention expenses from the comparative period in the prior year. During the first quarter of 2002 we introduced our product nationally.

Cost of Sales: Our cost of sales for the three months ended March 31, 2003 was $954,792 and is comprised of $772,505 of direct product costs and $182,287 of warranty costs, freight and other cost of sales.  Direct cost for the Application Systems was $84,000 or 79% as a percent of related revenue, and $688,505 for Coatings, Sealants and Other Products or 74% as a percent of related revenue.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 98% and 66% respectively for the three months ended March 31, 2002. The warranty costs, freight and other cost of sales includes an adjustment to net realizable value of $61,000 to the inventory of Application Systems purchased during the quarter to reflect the current sales strategy.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the three months ended March 31, 2003 was $1,717,215 as compared to $2,119,653 for the three months ended March 31, 2002. The decrease of $402,438 is attributable to us being in the second year of introducing our Comprehensive Product Line to our target markets, which required less emphasis on branding, in addition to a reallocation of resources initiated at the end of 2002.

Professional Fees: Our professional fees increased $20,533 from $70,557 for the three months ended March 31, 2002 to $91,090 for the three months ended March 31, 2003.  The increase was attributed to attorneys fees associated with litigation in addition to using outside consultants for various purposes.

Depreciation and Amortization: Our depreciation and amortization expense for the three months ended March 31, 2003 was $114,836 as compared to $122,273 for the three months ended March 31, 2002 for a decrease of $7,437 relating to a reduction of fixed assets from the same period last year.

Research and Development: Our research and development costs increased $16,511 from $89,568 for the three months ended March 31, 2002 to $106,079 for the three months ended March 31, 2003.  The increase is due to the continued development of the Next Generation RSM Series™ and appropriate application system.

Consulting Fees: Our consulting fees for the three months ended March 31, 2003 were $94,838 as compared to $157,141 for the three months ended March 31, 2002 for a decrease of $62,303. The decrease is related to fees paid for business and financial consulting in 2002 that were not incurred in the current year.

Interest Expense: Our interest expense increased $21,377 from $5,689 for the three months ended March 31, 2002 to $27,066 for the three months ended March 31, 2003 which was due to additional financing secured at the end of 2002 and an increase of loans from the Chairman which were eventually converted into equity at the end of the quarter.

Discontinued Operations: The income (loss) from discontinued operations of $18,331 and ($3,413) for the three months ended March 31, 2002 and 2003, respectively, is from our discontinued roofing contracting operations.

Liquidity and Capital Resources

We had $193,358 of cash on hand at March 31, 2003 reflecting an increase of $151,838 as compared to $41,520 of cash on hand at December 31, 2002.  The cash used by operations for the three months ended March 31, 2003 was $1,446,377, which is mainly attributable to our net loss for the period and working capital required for inventory and increased prepaid expenses. These items were offset by a decrease in accounts and loans receivable and an increase in accounts payable and accrued expenses and elimination of non-cash expenses for interest and other compensation expenses. In comparison, the cash used by operations for the three months ended March 31, 2002 was $3,020,000, and was a result of our net loss for the period and working capital required for inventory, increased accounts and loans receivable, and an increase in other current assets and a decrease in accounts payable and accrued expenses.  These items were offset by a decrease in prepaid expenses and elimination of non-cash expenses primarily for consultants, board of director fees and employee compensation.

The cash used in investing activities was $53,095 for the three months ended March 31, 2003, as compared to $70,386 for the three months ended March 31, 2002, reflecting a decrease of $17,291. The net cash required for capital expenditures in the three month period ended March 31, 2002 was $141,591, for the purchase of vehicles, machinery and equipment used in the production of our products, and intellectual property protection partially offset by $91,338 in disposition of property and equipment. The cash used in investing activities were for capital expenditures of $33,992 and $19,103 of costs related to the additions of deposits and other non-current assets for the three month period ended March 31, 2003.  The cash provided from financing activities was $1,651,310 for the three month period ended March 31, 2003, as compared to $3,182,044 for the three month period ended March 31, 2002.  The primary source of cash in the three month periods ended March 31, 2003 is attributed to proceeds of loans from the Chairman of the Board, while in the same periods in 2002 it is attributed to the issuance of Series C Preferred Stock and proceeds of loans from the Chairman of the Board.  As of March 31, 2003 we had up to $5,000,000 pursuant to a Series C Preferred Stock Option available to fund our operations. Notwithstanding these commitments, we anticipate further financing through debt instruments, short-term loans and/or the sale of our common and/or preferred stock to accredited sophisticated investors.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report includes statements that may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relate to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, plans and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:  (a) general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected; (b) inability to find suitable equity or debt financing when needed on terms commercially reasonable to us; (c) inability to locate suitable distribution locations; (d) interruptions or cancellation of sources of supply of products or significant increases in the costs of such products; (e) changes in the cost, terms of purchase, pricing of, or consumer demand for, our products; (f) an inability to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable; (g) a significant increase in competitive pressures; and (h) changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.  We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

The material features of this litigation have been previously disclosed in our periodic reports filed with the SEC, which information is incorporated in its entirety herein by this reference. Since the date of our last report, three developments have occurred. On May 1, 2003, the Court: (1) granted our Motion to Consolidate the two cases (previously disclosed and incorporated herein by this reference) into one for purposes of discovery and trial; (2) denied Plaintiffs’ Motion for Leave to Amend to Assert Claim for Punitive Damages against Defendants; and (3) granted our Motion for Leave to Amend Counterclaim. Our original counterclaim has now been amended to: (a) allege Fraud in the Inducement and Rescission related to the 2000 Consulting Agreements (each of the Plaintiffs entered into Consulting Agreements with Urecoats International, Inc. on March 29, 2000, effective January 1, 2000); (b) allege Breach of Contract of all Consulting Agreements (Urecoats International basically entered into a series of agreements upon the continuing reasonable belief of Urecoats International based on the repeated assurances of the Plaintiffs that they could deliver to Urecoats International what was originally promised in the Purchase and Sale Agreement); (c) allege Breach of Contract of the Purchase and Sale Agreement; (d) eliminate defamation per se; and (e) allege damages in an amount to be determined through discovery and at trial.

The parties are currently undergoing discovery.  The outcome of this litigation cannot be determined at this time.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2003, we issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

On March 31, 2003, we issued an aggregate of 33,500 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $10,217.50.

Preferred Stock

On March 31, 2003, Richard J. Kurtz, our Chairman of the Board and principal stockholder, exchanged $1,087,380 of the Company’s indebtedness to him for short-term loans (bearing interest at 9% per annum) 54,369 shares of our Series C Convertible Preferred Stock. This transaction represented the final exercise by him for the remaining number of options under his Series C Preferred Stock Option Agreement.  As previously reported, we entered into a Series C Preferred Stock Option Agreement with Mr. Kurtz on January 8, 2002, which granted to him, the right and option to purchase all or any part of an aggregate of 250,000 shares of Series C Preferred Stock at $20.00 per share on the terms and conditions stated therein. The Series C Preferred Stock purchased thereby is convertible into our restricted shares of common stock pursuant to a conversion formula based on a price of $2.20 per share of common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

Restricted Stock Option Agreements with Executive Officers

We granted five of our executive officers an aggregate of 73,159 non-plan options pursuant to Restricted Stock Option Agreements (“Restricted Options”) on January 1, 2003, as consideration for their agreeing to a 10% reduction in their annual salary for the 2003. These Restricted Options are not intended and were not granted in lieu of salary. Under the terms of the Restricted Options, the options have terms of two years, vest pro rata on a quarterly basis at the end of each quarter throughout the 2003 year, and are exercisable at $.95 for each share of restricted common stock.

The number of Restricted Options granted to each participating executive officer was calculated based on the value of the 10% reduction in their respective salary divided by the closing price of our nonrestricted common stock as traded on the American Stock Exchange on January 1, 2003 (or the closest trading day after January 1, 2003), which was January 2, 2003. See Notes to Consolidated Financial Statements in the Company’s Form 10-K for the Year Ended December 31, 2002 filed electronically with the Securities and Exchange Commission on March 31, 2003. See also Index of Exhibits for the full text of each Restricted Option for participating executive officers.

Conversion of Debt to Equity by the Chairman of the Board

On March 31, 2003, the Chairman of the Board and principal stockholder of the Company, exchanged $548,856 of the Company’s indebtedness to him for short-term loans (bearing interest at 9% per annum) for 138,600 shares of the Company’s common Stock under his Non-Qualified Stock Option. As previously reported, the Company granted the Chairman of the Board a non-qualified stock option on October 9, 2001 (“Date of Grant”) for 3,000,000 shares of common stock pursuant to the 2000 Stock Purchase and Option Plan, in consideration for his financial support over the past three years (in excess of $10,000,000 on the Date of Grant) to provide working capital and to fund other requirements, including personal guarantees, of obligations of the Company. The option has a term of two years, has vested, and is exercisable for common stock at a price per share of $3.96 per share (as adjusted based on the Company reverse split and share consolidation in 2002), which value was calculated at 110% of the closing bid price of the Company’s nonrestricted common stock as traded at the time on the Date of Grant on the over-the-counter bulletin board.

Series C Convertible Preferred Stock Option with Chairman of the Board

We entered into a second Series C Preferred Stock Option Agreement (“Series C Preferred Option”) with the Chairman of the Board (“Optionee”), on March 21, 2003 ("Date of Grant"). Pursuant to and subject to the terms and conditions of the Series C Preferred Option, the Company granted the Optionee, the right and option (the "Call Option") to purchase at $20.00 per share (the "Stated Value") on the terms and conditions stated therein all or any part of an aggregate of 250,000 shares of our Series C Convertible Preferred Stock of the currently authorized and unissued Series C Preferred Stock, par value $1.00 per share. The Call Option is exercisable, in whole or in part, during the period commencing with the date on which it was granted and ending on December 31, 2003. The Call Option may be exercised pursuant to the Series C Preferred Option by written notice to the Company stating the number of Shares with respect to which the option is being exercised, together with payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of the Company’s indebtedness to the Optionee; or (iv) any combination of the foregoing. Under the Series C Preferred Option, the Optionee granted to the Company the right and option ("Exercise Demand Right") to require the Optionee to exercise a portion of the Call Option up to a maximum aggregate of 250,000 shares of Series C Preferred Stock. The Exercise Demand Right is exercisable by the Company at any time or from time to time during the term that the Call Option, or any part thereof is outstanding, solely to require the Optionee to purchase as much of the Series C Preferred Stock necessary for continuance of the Company’s operations during fiscal 2003. The Exercise Demand Right will remain outstanding for as long as the Call Option remains outstanding, and to the same extent as the Call Option. Notwithstanding the foregoing, the Company agreed to forbear and not exercise the Exercise Demand Right under this Series C Preferred Option for as long as the Company is receiving alternate financing and/or generating sufficient revenues to meet its operational requirements during 2003. If the Optionee elects to exercise the Call Option or the Company invokes the Exercise Demand Right under the Series C Preferred Option, then the Optionee will be able to convert the Optionee’s Series C Preferred Shares into the Company’s restricted common stock at a price of $.50 per share (the price per share was calculated pursuant to the Conversion Ratio formula as set forth in the Certificate of Designation of Preferences of Series C Convertible Preferred Stock) on the Date of Grant. See Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2002, as filed electronically with the Securities and Exchange Commission, on March 31, 2003. See also Index of Exhibits for the full text of the Series C Preferred Option.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits

10.1	Restricted Stock Option Agreement, effective January 1, 2003 between Timothy M. Kardok and the Company.
10.2	Restricted Stock Option Agreement, effective January 1, 2003 between Michael T. Adams and the Company.
10.3	Restricted Stock Option Agreement, effective January 1, 2003 between John G. Barbar and the Company.
10.4	Restricted Stock Option Agreement, effective January 1, 2003 between Arthur K. Guyton and the Company.
10.5	Restricted Stock Option Agreement, effective January 1, 2003 between Ronald E. Clark and the Company.
10.6	Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URECOATS INDUSTRIES INC.

Date: May 15, 2003	By:

Timothy M. Kardok
Chief Executive Officer and President

URECOATS INDUSTRIES INC.

Date: May 15, 2003	By:

John G. Barbar
Chief Financial Officer and Treasurer

URECOATS INDUSTRIES INC.

Date: May 15, 2003	By:

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

URECOATS INDUSTRIES INC.

Date: May 15, 2003	By:

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

URECOATS INDUSTRIES INC.

Date: May 15, 2003	By:

John G. Barbar
Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	Restricted Stock Option Agreement, effective January 1, 2003 between Timothy M. Kardok and the Company.
10.2	Restricted Stock Option Agreement, effective January 1, 2003 between Michael T. Adams and the Company.
10.3	Restricted Stock Option Agreement, effective January 1, 2003 between John G. Barbar and the Company.
10.4	Restricted Stock Option Agreement, effective January 1, 2003 between Arthur K. Guyton and the Company.
10.5	Restricted Stock Option Agreement, effective January 1, 2003 between Ronald E. Clark and the Company.
10.6	Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company.

