Form 10-Q
period 2003-06-30
URECOATS INDUSTRIES INC
filed 2003-08-14
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

Commission File No.   0-20101

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Quorum Business Center 718 South Military Trail Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)

(954) 428-8686
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 17, 2003 there were 16,728,503 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

SIGNATURES	22

INDEX OF EXHIBITS	23

2

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

URECOATS INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2003	2002

	(unaudited)

ASSETS
Current Assets:
Cash	$70,139	$41,520
Accounts Receivable	585,756	604,945
Inventory – Note 2	1,515,190	1,416,674
Prepaid Expenses and Other Current Assets	409,980	204,526

Total Current Assets	2,581,065	2,267,665

Property, Plant and Equipment, Net	1,354,102	1,514,063

Other Assets:
Intangibles, Net	1,869,109	1,879,433
Notes Receivable - Long Term	236,710	348,412
Deposits and Other Non-Current Assets	85,670	139,211

Total Other Assets	2,191,489	2,367,056

Total Assets	$6,126,656	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)
	June 30,	December 31,
	2003	2002

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,498,436	$3,187,449
Current Maturities of Long-Term Debt	78,744	105,257
Short-Term Notes and Loans Payable	779,995	739,027
Deferred Revenue	77,500	70,000

Total Current Liabilities	6,434,675	4,101,733

Long-Term Debt	71,499	45,427

Total Liabilities	6,506,174	4,147,160

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and Outstanding at June 30, 2003 and December 31, 2002, respectively	500,000	500,000
Series C Convertible, 750,000 Shares Authorized; 524,313 and 414,781 Issued and Outstanding at June 30, 2003 and December 31, 2002, respectively	524,313	414,781
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized; 16,728,503 and 14,071,254 Issued and Outstanding at June 30, 2003 and December 31, 2002, respectively	167,285	140,713
Additional Paid-In Capital	49,301,765	44,696,841
Subscriptions Receivable – Note 4	(1,000,000)	---
Accumulated (Deficit)	(49,927,916)	(43,805,746)

Total Stockholders’ Equity	(379,518)	2,001,624

Total Liabilities and Stockholders’ Equity	$6,126,656	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended

	June 30,	June 30,
	2003	2002

Revenue:
Application Systems	$332,700	$431,596
Coatings, Sealants and Other Products	1,170,243	1,262,139

Total Revenue	1,502,943	1,693,735

Cost of Sales:
Application Systems	289,500	421,092
Coatings, Sealants and Other Products	825,951	788,980
Warranty Costs, Freight and Other Cost of Sales	881,915	52,390

Total Cost of Sales	1,997,366	1,262,462

Gross Profit	(494,423)	431,273

Operating Expenses:
Selling, General and Administrative	2,499,583	2,125,758
Professional Fees	385,034	89,981
Depreciation and Amortization	153,050	93,198
Research and Development	122,582	187,409
Consulting Fees	48,154	206,343
Interest Expense	34,057	13,664

Total Operating Expenses	3,242,460	2,716,353

Operating (Loss)	(3,736,883)	(2,285,080)

Income (Loss) From Discontinued Operations	---	(89,279)

Net (Loss)	$(3,736,883)	$(2,374,359)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - CONTINUED)

	Three Months Ended

	June 30,	June 30,
	2003	2002

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.24)	$(0.17)
Discontinued Operations	---	(0.01)

Total	$(0.24)	$(0.18)

Weighted Average Shares Outstanding	15,485,929	13,245,054

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.179)	$(0.155)
Discontinued Operations	---	(0.006)

Total	$(0.179)	$(0.161)

Weighted Average Shares Outstanding	20,867,254	14,759,854

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended

	June 30,	June 30,
	2003	2002

Revenue:
Application Systems	$439,700	$1,078,134
Coatings, Sealants and Other Products	2,101,845	1,936,100

Total Revenue	2,541,545	3,014,234

Cost of Sales:
Application Systems	373,500	1,052,247
Coatings, Sealants and Other Products	1,514,456	1,216,949
Warranty Costs, Freight and Other Cost of Sales	1,064,201	139,964

Total Cost of Sales	2,952,157	2,409,160

Gross Profit	(410,612)	605,074

Operating Expenses:
Selling, General and Administrative	4,272,286	4,245,411
Professional Fees	476,124	160,538
Depreciation and Amortization	267,886	215,471
Research and Development	243,174	276,977
Consulting Fees	142,992	363,484
Interest Expense	61,123	19,353

Total Operating Expenses	5,463,585	5,281,234

Operating (Loss)	(5,874,197)	(4,676,160)

Income (Loss) From Discontinued Operations	(3,413)	(70,948)

Net (Loss)	$(5,877,610)	$(4,747,108)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - CONTINUED)
	Six Months Ended

	June 30,	June 30,
	2003	2002

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.381)	$(0.37)
Discontinued Operations	(0.001)	(0.01)

Total	$(0.382)	$(0.38)

Weighted Average Shares Outstanding	15,399,879	12,409,772

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.299)	$(0.338)
Discontinued Operations	0.000	(0.005)

Total	$(0.299)	$(0.343)

Weighted Average Shares Outstanding	19,647,721	13,843,622

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss):
Continuing Operations	$(5,874,197)	$(4,676,160)
Discontinued Operations	(3,413)	(70,948)

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	267,886	229,725

Non-Cash Operating Activities:
Board of Director Fees	174,000	23,625
Interest	34,277	4,520
Legal Fees, Settlements and Other Services	6,000	---
Consultant Fees	---	190,575
Other Compensation	35,370	243,017
Purchases of Cost of Goods Sold	34,408	---
Changes in Assets and Liabilities:
Prepaid Expenses	(137,137)	157,417
Accounts and Loans Receivable	19,189	(865,094)
Inventory	23,484	(223,738)
Other Current Assets	(68,315)	(51,580)
Deposits	---	5,659
Accounts Payable and Accrued Expenses	2,077,807	73,110
Deferred Income	7,500	---

Net Cash (Used) by Operating Activities	(3,403,141)	(4,959,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(97,115)	(437,607)
Disposition of Property and Equipment	---	117,158
(Acquisition) of Intangibles	(487)	(46,507)
(Additions) Dispositions of Deposits and Other Non Current Assets	8,835	(455,222)

Net Cash (Used) by Investing Activities	(88,767)	(822,178)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	Six Months Ended

		June 30,	June 30,
		2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Stock	$	---	$6,053,000
Proceeds of Notes and Credit Lines		1,045,863	1,422,069
(Payments) of Notes and Credit Lines		(1,005,336)	(2,072,771)
Proceeds of Loans from Related Parties		3,480,000	500,000

Net Cash Provided by Financing Activities		3,520,527	5,902,298

Net Increase In Cash		28,619	120,248

Cash at Beginning of Period		41,520	519,225

Cash at End of Period		$70,139	$639,473

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes		$0	$0

Cash Payments for Interest		$26,846	$14,833

Non-Cash Investing Activities:
Acquisitions		$0	$0
Dispositions of Deposits and Other Non Current Assets		34,408	0

Total Non-Cash Investing Activities		$34,408	$0

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$249,647	$461,737
Repayment of Debts		3,480,000	500,000
Acquisitions		0	0

Total Non-Cash Financing Activities		$3,729,647	$961,737

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements and required by accounting principles generally accepted in the Unites States of America are not included in these interim financial statements. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K.  The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note 2 - Inventories.

Components of inventories were:

	June 30,	December 31,
	2003	2002

Raw Materials	$16,650	$177,695
Finished Goods	1,498,540	1,238,979

Total	$1,515,190	$1,416,674

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

Note 4 – Subscriptions Receivable.

The Company entered into subscription agreements on June 16, 2003 for 1,666,667 of restricted common stock, valued at $0.60 per share, for a total of $1,000,000, which includes $500,000 in cash and $500,000 for product. The $500,000 for product is voidable if Infiniti Products, Inc. and/or Urecoats Manufacturing, Inc. does not purchase product by August 15, 2003 from the subscriber unless the subscriber elects, in its sole discretion, to pay the $500,000 in cash by August 31, 2003. The Company has received $350,000 of the cash portion of the subscription as of August 12, 2003.

Note 5 - Revenue Recognition.

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

Note 6 - Reserves.

The Company established a warranty reserve policy, calculated at 3% of revenue, and an allowance for doubtful accounts reserve.  The amount reserved for warranties is $933,968 and allowance for doubtful accounts is $602,241 through June 30, 2003. During the second quarter, the Company began to experience an increase in warranty costs relating to product application specifications, contractor practices, and other product issues which are discussed in Part I, Item 2, Research and Product Developments section, of this report. The Company’s technical department has evaluated the exposure on a per project basis, which has resulted in an increase in the June 30, 2003 reserve of approximately $800,000 net of recovery.

Note 7 - Discontinued Operations.

During 2001, the Company acquired a roofing contracting company, Rainguard Roofing, primarily to field-test our Flagship Products and to generate revenues. As a result of the successful field-testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the second quarter of 2002 and 2003 is reflected in the Income (Loss) from Discontinued Operations on the Consolidated Statement of Operations in the amounts of ($70,948) and ($3,413), respectively.

Note 8 - 2002 Non-Employee Director Restricted Stock Plan .

(1)  On May 28, 2003, the first 292,000 shares of restricted common stock granted as part of the one time grant to the Chairman of the Board pursuant to the 2002 Non-Employee Director Restricted Stock Plan (the "2002 Director Plan") vested and is valued and recorded at $127,020. The 2002 Director Plan was approved by the shareholders at the 2002 annual meeting of stockholders held on May 28, 2002 (the "2002 Annual Meeting"). We issued 1,168,000 shares of restricted common stock to the Chairman of the Board pursuant to a one time grant under the 2002 Director Plan, which shares vest in 25% increments at the end of each year from the date of grant.  The remaining 876,000 shares issued and being held by the Company pursuant to the terms and conditions of the 2002 Director Plan are included in the financial statements on a fully diluted basis only.

(2)  On June 11, 2003, an aggregate of 108,000 shares of restricted common stock awarded to six non-employee directors at the 2002 Annual Meeting as qualifying shares pursuant to the 2002 Director Plan vested and are valued and recorded in the aggregate at $46,980. Qualifying shares awarded pursuant to the 2002 Director Plan generally vest as of the date of the next annual meeting of stockholders following the date upon which the award is granted. The 2003 annual meeting of stockholders was held on June 11, 2003 (the "2003 Annual Meeting"). Refer also to Item 4. Submission of Matters to a Vote of Security Holders.

(3)  On June 11, 2003, an aggregate of 108,000 shares of restricted common stock was awarded to six non-employee directors at the 2003 Annual Meeting as qualifying shares pursuant to the 2002 Director Plan. The shares will be valued at the time of vesting and recorded on the books and records of the Company in the respective amount at the respective time of vesting.  The shares awarded have been included in the financial statements on a fully diluted basis only.  See also Item 4. Submission of Matters to a Vote of Security Holders.

Note 9 – Loss Per Share.

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

	Three Months Ended June 30 (*)

Year	Basic	Diluted

2003	15,485,929	20,867,254
2002	13,245,054	14,759,854

(*) The shares reflect the reverse split effectuated after the close of business on May 30, 2002.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarter are based on our fiscal year and first quarter, which end on December 31 and June 30, respectively.

Business

As used in this report, "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Urecoats Industries Inc. is a technology driven product development, sales, marketing, and manufacturing company, engaged, through its subsidiaries, in the sales, marketing, development, manufacturing, acquisition, and distribution of specialty sealant and coating products for the building products and construction industries. Our Internet website address is www.urecoats.com . We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

We are currently undergoing a strategic organizational initiative designed to reduce our selling, general, and administrative expenses and increase our effectiveness in delivering products to existing and future customers. See Part II, Item 5. Other Information, of this report for more information on recent management changes.

Our business is conducted through two wholly-owned subsidiaries, Urecoats Manufacturing, Inc. and Infiniti Products, Inc. (formerly known as Infiniti Paint Company, Inc.)("Infiniti").

Products and Marketing

The Company’s flagship Urecoats™ brand products, UrecoatsRSM-100™ and BlueMAX™ spray application system ("Flagship Products"), were introduced to the marketplace at the end of 2001 and throughout 2002 primarily to roofing and waterproofing contractors in the Eastern United States.

We introduced our Infiniti™ brand products, which we purchased through our acquisition of Infiniti, and other products manufactured and sold by Infiniti, in September 2001, primarily to roofing, waterproofing and painting contractors in the Southeastern United States.

Our Urecoats™ brand ("UrecoatsRSM Series") is comprised of different series for marketing purposes and collectively referred to as our "RSM Series™" products. UrecoatsRSM-100™ is for the roofing markets ("RSM-100™"); UrecoatsRSM-200™ is for the waterproofing markets ("RSM-200™"); and the spray system required for application of these products is the "BlueMAX™". As a result of recent research and development advancements, we anticipate further differentiation of our marketing branding strategy to refer to our current RSM Series™ products as our "RSM Hundred Series™ and/or "RSM Thousand Series™.

Our Infiniti™ brand is comprised of products owned or controlled by Infiniti ("Infiniti Series™") and other products made by manufacturers for sale and distribution through Infiniti.

We refer to our RSM Series™ products, excluding the BlueMAX™, and Infiniti Series™ and other products, as "Coatings, Sealants and Other Products" and our BlueMAX™ as "Application Systems" in this section. We sometimes refer to our entire product offering as our "Comprehensive Product Line".

Manufacturing

The Company uses high volume, quality driven, and reputable outside vendors in multiple locations across the United States for most of our Comprehensive Product Line's manufacturing needs. Infiniti performs light manufacturing to serve some of its customers and plans to increase these operations in 2003 for select products to improve profit margins.

Sales and Distribution

Our Flagship Products are sold by a network of independent manufacturer representatives and distributed exclusively to roofing and certain waterproofing contractors by a Forbes Private 500 roofing materials supplier with over 105 locations throughout the Eastern United States, while our Infiniti Series™ products are distributed by Infiniti throughout the Southeastern United States.

International

We are committed to limited international expansion. In December 2002, we entered into an exclusive license agreement with a reputable Italian construction company and a license agreement with a local company for export only to Turkey and Saudi Arabia in March 2003, for use of RSM Technologies™.

Training

Based on the technical nature of our RSM Series™ products, we are required to place a high priority on training. Our sales, operations, and technical personnel undergo specialized training relating to specifications, mechanical, repair, maintenance, and spray application techniques to ensure proper customer support for our RSM Series™ products. We also require our contractors/end-users who purchase the BlueMAX™ to become certified in the application of the RSM-100™ and BlueMAX™. We offer on-site technical support and refresher courses on a regular basis for customer service purposes.

Research and Product Developments

We place a high priority on research and new product and process development. Our current RSM-100™ formula is comprised of three components (referred to as "RSM Hundred Series") and can only be applied using the BlueMAX™. During 2002, we increased research and development on our current RSM Technologies™ and developed a two part RSM™ formula (referred to as RSM Thousand Series™") and smaller less expensive reduced output system for its spray application (referred to as "BlueWARRIOR™"). Our RSM Thousand Series™ formula and first BlueWARRIOR™ prototypes are continuing to undergo field testing. In anticipation of successful completion of our new RSM Thousand Series™ and BlueWARRIOR™ products, we have commenced negotiations with a well known global equipment manufacturer for handling the manufacturing, distribution, servicing, and maintenance of the BlueWARRIOR™. Only in the normal course of commercialization of materials and processes such as our RSM-100™ and BlueMAX™ are accurate assessments of sensitivities to raw material variation, substrate preparation, operator technique and ambient weather possible. These factors are difficult, if not impossible, to simulate in the laboratory or limited commercial distribution because they are very much dependent upon scale - multiple lots of raw materials, the amount of material processed and the number of projects completed and projects spanning the seasons. As we have learned and continue to learn of these factors in the field from our certified contractors, we have been reengineering our RSM Technologies™ to address them. Specifically, we have identified the sensitive components of our technology and have replaced them with components which will perform at least as well as the originals under optimum conditions but are less sensitive to the factors noted above. Using this methodology, we can be assured of more reliable performance.  Scale up of the new three part formulation, which we refer to as "UrecoatsRSM-100™ Plus" is underway and large projects are scheduled for mid August in the Northeastern United States.

New Markets

The Company is pursuing strategic relationships for developing new markets for use of its RSM Technologies™.  To this end, we entered into a strategic partnership with Reilly Industries, Inc. for entering the pipeline industry. A specialized system for application of our jointly branded Reillycoat™ formula will be required to effectively enter this market. We have located a suitable strategic partner which already has developed a specialized cylindrical system for cleaning certain pipes and are working towards developing a relationship to adapt our spray application and mixing technologies to create an appropriate device for application of our product to pipelines. Additionally, we have been presented with opportunities by the New Jersey Department of Transportation to perform further bridge deck field applications with our RSM™ formula. In order to meet the demands and requirements of this market, our existing spray application system technologies will need to be adapted to allow for more output so we can apply our RSM™ formula in parallel with paving contractors when resurfacing a bridge deck.

Results of Operations

Three Months Ended June 30, 2003 as compared to Three Months Ended June 30, 2002

Revenues

The following is a summary of revenues for:

	Three Months Ended

	June 30, 2003	June 30, 2002

Revenue:
Application Systems	$332,700	$431,596
Coatings, Sealants and Other Products	1,170,243	1,262,139

Total Revenue	$1,502,943	$1,693,735

We reported revenue for the three months ended June 30, 2003 of $1,502,943, which represents a decrease of $190,792 from the $1,693,735 for the same period last year. The revenue generated from sales of our Application System was $332,700 and represented 22% of our revenue, as compared to 25% in the comparative period, while sales of our Coatings, Sealants and Other Products was $1,170,243, which represented 78% of our total revenue, as compared to 75%, for the same period last year. In response to market and economic conditions we refined our pricing strategy for our Flagship Products during the first quarter of 2003.

This has impacted our revenue per unit and gross profit for these products, but we anticipate that new products planned for introduction during 2003 will provide additional revenue and improved margins. Even with this new pricing strategy, we had an increase in sales of $59,080 from our RSM Hundred Series™ products, and an increase in sales of our other products of $15,298. These increases were offset by a decrease in revenues from our other coatings and sealants of $166,274 for a net decrease for the quarter in our Coatings, Sealants and Other Products of $91,896. During the second quarter we sold six (6) new Application Systems for a total of $332,700 as compared to seven (7) during the same period in 2002 for $431,596 resulting in a decrease of $98,896 for the three months ended June 30, 2003.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $3,978,815 for the three months ended June 30, 2002 to $5,239,826 for the three months ended June 30, 2003 for an increase of $1,261,011. The increase in the second quarter of 2003 is primarily due to an increase in reserves for warranty costs, selling expenses for customer relations and commissions, and professional fees, which were offset by a reduction in research and development and consulting fees.

Cost of Sales: Our cost of sales for the three months ended June 30, 2003 was $1,997,366 and is comprised of $1,115,451 of direct product costs and $881,915 of warranty costs, freight and other cost of sales.  Direct cost for the Application Systems was $289,500 or 87% as a percent of related revenue, and $825,951 for Coatings, Sealants and Other Products or 71% as a percent of related revenue.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 98% and 63% respectively for the three months ended June 30, 2002. The reduction in our gross margin is reflective of a significant increase in the reserve for warranty costs and our new pricing strategy for 2003.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the three months ended June 30, 2003 was $2,499,583 as compared to $2,125,758 for the three months ended June 30, 2002. The increase of $373,825 relates to expenses incurred for improved customer relations, commissions and other selling related expenses, severance packages relating to our strategic organizational initiative and board of director fees discussed in Note 7.

Professional Fees: Our professional fees increased $295,053 from $89,981 for the three months ended June 30, 2002 to $385,034 for the three months ended June 30, 2003.  The increase was attributed to attorneys fees associated with current litigation in addition to an increase in our audit fees.

Depreciation and Amortization: Our depreciation and amortization expense for the three months ended June 30, 2003 was $153,050 as compared to $93,198 for the three months ended June 30, 2002 for an increase of $59,852. The increase is due to an increase of fixed assets from the same period last year and the amortization of formula and patent application costs that began in June of 2002.

Research and Development: Our research and development costs decreased $64,827 from $187,409 for the three months ended June 30, 2002 to $122,582 for the three months ended June 30, 2003.  The decrease is due to more extensive costs having been incurred in 2002 for improvements to the current application system.

Consulting Fees: Our consulting fees for the three months ended June 30, 2003 were $48,155 as compared to $206,343 for the three months ended June 30, 2002 for a decrease of $158,188. The decrease is related to fees paid for business and financial consulting in 2002 that were not incurred in the current period.

Interest Expense: Our interest expense increased $20,393 from $13,664 for the three months ended June 30, 2002 to $34,057 for the three months ended June 30, 2003 which was due to additional financing secured at the end of 2002 and an increase of loans from the Chairman which were eventually converted into equity at the end of the current period.

Discontinued Operations: The loss from discontinued operations of $89,279 and $0 for the three months ended June 30, 2002 and 2003, respectively, is from our discontinued roofing contracting operations.

Six Months Ended June 30, 2003 as compared to Six Months Ended June 30, 2002

Revenues

The following is a summary of revenues for:

	Six Months Ended

	June 30, 2003	June 30, 2002

Revenue:
Application Systems	$439,700	$1,078,134
Coatings, Sealants and Other Products	2,101,845	1,936,100

Total Revenue	$2,541,545	$3,014,234

We reported revenue for the six months ended June 30, 2003 of $2,541,545, which represents a decrease of $472,689 from the $3,014,234 for the same period last year. The revenue generated from sales of our Application Systems was $439,700 and represented 17% of our revenue, as compared to 36% in the comparative period, while sales of our Coatings, Sealants and Other Products was $2,101,845, which represented 83% of our total revenue, as compared to 64%, for the same period last year.  The decrease of $472,689 from the $3,014,234 reported for the six months ended June 30, 2002 is attributed to a decrease in sales of $638,434 of our Application Systems due to market conditions, and increased sales of $165,745 in our Coatings, Sealants and Other Products. In response to market and economic conditions we refined our pricing strategy for our Flagship Products during the first quarter of 2003. This has impacted our revenue per unit and gross profit for these products, but we anticipate that new products planned for introduction during 2003 will provide additional revenue and improved margins. Even with this new pricing strategy, we had an increase in sales of $163,104 from our RSM Hundred Series™ product, and an increase in sales of our other products of $23,405. These increases were offset by a decrease in our coatings and sealants of $20,764 for a net increase for the six months in our Coatings, Sealants and Other Products of $165,745. During the first six months of 2003 we sold eight (8) new Application Systems for a total of $439,700 as compared to sixteen (16) during the same period in 2002 for $1,078,134 due to worsening market conditions in 2003.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses increased from $7,690,394 for the six months ended June 30, 2002 to $8,415,742 for the six months ended June 30, 2003 for an increase of $725,348. The increase in the first six months of 2003 is primarily due to an increase in the reserve for warranty costs, selling expense, professional fees, depreciation, and interest. These increases in costs were offset by a reduction in our convention and marketing expenses, research and development and consulting fees.

Cost of Sales: Our cost of sales for the six months ended June 30, 2003 was $2,952,157 and is comprised of $1,887,956 of direct product costs and $1,064,201 of warranty costs, freight and other cost of sales.  Direct cost for the Application Systems was $373,500 or 85% as a percent of related revenue, and $1,524,190 for Coatings, Sealants and Other Products or 72% as a percent of related revenue.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 98% and 63% respectively for the six months ended June 30, 2002. The warranty costs, freight and other cost of sales of $1,064, 201 includes an increase in the reserve for warranty costs of $800,000 and an adjustment to net realizable value of $61,000 to the inventory of Application Systems purchased during the first six months to reflect the new pricing strategy.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the six months ended June 30, 2003 was $4,272,286 as compared to $4,245,411 for the six months ended June 30, 2002. The increase of $26,875 is attributable to increases in board of director fees, as discussed in Note 7, approved at the shareholder’s meeting on May 28, 2002, selling expense relating to improving customer relations, commissions and other selling costs, and severance packages relating to the recent corporate initiatives. The increases were offset by a reduction from our initial marketing and convention costs incurred last year to launch our Comprehensive Product Line to our target markets.

Professional Fees: Our professional fees increased $315,586 from $160,538 for the six months ended June 30, 2002 to $476,124 for the six months ended June 30, 2003.  The increase was attributed to legal fees associated with protracted litigation, audit fees and use of outside consultants for various purposes.

Depreciation and Amortization: Our depreciation and amortization expense for the six months ended June 30, 2003 was $267,886 as compared to $215,471 for the six months ended June 30, 2002 for an increase of $52,415 relating to an increase of fixed assets from the same period last year and the amortization of our patent and related application costs which we began amortizing in June of 2002.

Research and Development: Our research and development costs decreased $33,803 from $276,977 for the six months ended June 30, 2002 to $243,174 for the six months ended June 30, 2003 due to a more streamlined focus on the development of the Next Generation RSM Series™ products.

Consulting Fees: Our consulting fees for the six months ended June 30, 2003 were $142,992 as compared to $363,484 for the six months ended June 30, 2002 for a decrease of $220,492. The decrease is related to fees paid for business and financial consulting in 2002 that were not deemed necessary in the current period.

Interest Expense: Our interest expense increased $41,770 from $19,353 for the six months ended June 30, 2002 to $61,123 for the six months ended June 30, 2003 which was due to additional financing secured at the end of 2002 and an increase of loans from the Chairman which were eventually converted into equity at the end of the current period.

Discontinued Operations: The loss from discontinued operations of $70,948 and $3,413 for the six months ended June 30, 2002 and 2003, respectively, is from our discontinued roofing contracting operations.

Liquidity and Capital Resources

We had $70,139 of cash on hand at June 30, 2003 reflecting an increase of $28,619 as compared to $41,520 of cash on hand at December 31, 2002. The cash used by operations for the six months ended June 30, 2003 was $3,403,141, which is mainly attributable to our net loss for the period and working capital required for increased prepaid expenses and other current assets. These items were offset by a decrease in accounts and loans receivable and inventory, an increase in accounts payable and accrued expenses, and elimination of non-cash expenses for interest and other compensation expenses. In comparison, the cash used by operations for the six months ended June 30, 2002 was $4,959,872, and was a result of our net loss for the period and working capital required for inventory, increased accounts and loans receivable, and an increase in other current assets.  These items were offset by a decrease in prepaid expenses and elimination of non-cash expenses primarily for consultants, board of director fees and employee compensation and an increase in accounts payable and accrued expenses.

The cash used in investing activities was $88,767 for the six months ended June 30, 2003, as compared to $822,178 for the six months ended June 30, 2002, reflecting a decrease of $733,411. The net cash required for capital expenditures in the six month period ended June 30, 2002 was $437,607, for the purchase of vehicles, machinery and equipment used in the production of our products, and $46,507 for intellectual property protection, and $455,222 for the addition of deposits and other non current assets, were partially offset by $117,158 in disposition of property and equipment. The cash used in investing activities was for capital expenditures of $97,115, and patent costs of $487, which were offset by $8,835 related to the disposition of deposits, and other non-current assets for the six month period ended June 30, 2003.  The cash provided from financing activities was $3,520,527 for the six month period ended June 30, 2003, as compared to $5,902,298 for the six month period ended June 30, 2002.  The primary source of cash in the six month period ended June 30, 2003 is attributed to proceeds of loans from the Chairman of the Board and a related party; while in the same period in 2002 the primary source of cash was attributed to the issuance of Series C Preferred Stock and proceeds of loans from the Chairman of the Board.

As of June 30, 2003 we had up to $3,896,740 pursuant to a Second Series C Preferred Stock Option and $1,000,000, including cash and product, under subscriptions received pursuant to a private placement (as hereinafter described) available to fund our operations. The Company commenced a private placement on June 13, 2003 for 5,000,000 shares of common stock, offered on a best efforts basis with a goal of raising at least $3,000,000 to further fund operating requirements. Notwithstanding these commitments, we anticipate further financing through debt instruments, short-term loans and/or the private sale of our common and/or preferred stock to accredited sophisticated investors.

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

These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, plans and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:  (a) general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected; (b) inability to find suitable equity or debt financing when needed on terms commercially reasonable to us; (c) inability to locate suitable distribution locations; (d) interruptions or cancellation of sources of supply of products or significant increases in the costs of such products; (e) changes in the cost, terms of purchase, pricing of, or consumer demand for, our products; (f) raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (g) an inability to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable; (h) a significant increase in competitive pressures; and (i) changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.  We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management, including the Principal Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

The material features of this litigation have been previously disclosed in our periodic reports filed with the SEC, which information is incorporated in its entirety herein by this reference. Since the date of our last report, the Plaintiffs/CounterDefendants, on May 30, 2003, filed an Amended Verified Complaint relating to the first of the two cases filed (which does not amend or affect the second case which has been consolidated with the first case for purposes of discovery and trial), alleging, among other things: (a) breach of contract; (b) conversion; (c) civil theft; (d) negligent hiring and retention; (e) fraud; (f) civil conspiracy to defraud; (g) civil conspiracy to convert; (h) slander per se; (i) spoliation of evidence; (j) breach of fiduciary duty; and (k) violation of Florida’s deceptive and unfair trade practices act. The Defendants/CounterPlaintiffs have denied the allegations, and are not only defending the case(s) but also pursuing their counterclaim(s) against the Plaintiffs/CounterDefendants, which allege, among other things: (a) fraud in the inducement and rescission of related to the 2000 consulting agreements; (b) breach of contract of all consulting agreements; and (c) breach of contract of the purchase and sale agreement.
The parties are continuing to undergo discovery and the outcome of this litigation cannot be determined at this time.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2003, we issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(a)  On April 30, 2003, we issued 1,000 shares of restricted common stock to a former officer, as other compensation pursuant to an employment agreement, valued and recorded in the aggregate at $560.

(b)  On June 11, 2003, we issued an aggregate of 108,000 shares of restricted common stock to our non-employee directors pursuant to the 2002 Director Plan, which shares generally vest at the end of one year from the date of grant.  The shares were not valued, and recorded on a fully diluted basis only, due the vesting restrictions provided under the 2002 Director Plan.

(c)  On June 17, 2003, we issued an aggregate of 17,121 shares of restricted common stock to two former officers, as other compensation and severance pursuant to employment agreements, valued and recorded in the aggregate at $10,872.

(d)  On June 30, 2003, we issued 24,500 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $13,720.

(e)  During June 2003, we sold an aggregate of 1,866,127 shares of restricted common stock for an aggregate amount of $1,135,633 pursuant to a private placement offering at an average price per share of $ .61; of which 199,460 shares were issued to a director in exchange for cancellation of $135,633 of our indebtedness to him for a short-term loan bearing interest at 9% per annum, and 1,666,667 shares were sold pursuant to a subscription receivable.

Preferred Stock

On June 30, 2003, we issued 55,163 shares of Series C Convertible Preferred Stock to our Chairman of the Board and principal stockholder in exchange for cancellation of $1,103,260 of our indebtedness to him for short-term loans (bearing interest at 9% per annum). This transaction represents a partial exercise by him under his Second Series C Preferred Stock Option Agreement.  As previously reported, we entered into a Second Series C Preferred Stock Option Agreement with our Chairman on March 21, 2003, which granted to him, the right and option to purchase all or any part of an aggregate of 250,000 shares of Series C Preferred Stock at $20.00 per share on the terms and conditions stated therein to fund our operations up to $5,000,000 during 2003. The Series C Preferred Stock purchased thereby is convertible into restricted shares of common stock according to a conversion formula based on a price of $.50 per share of common stock.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on Wednesday, June 11, 2003 at 9:00 a.m. EST with the following results:

Proposal One

Election of Directors

		For	Withheld

1.	Richard J. Kurtz	12,626,529	622,920
2.	Timothy M. Kardok	12,626,429	623,020
3.	Lt. Gen. Arthur J. Gregg, US Army (Retired)	12,626,359	623,090
4.	Steven Mendelow	12,625,792	623,657
5.	Jerold L. Zaro	12,626,672	622,777
6.	Mark A. Reichenbaum	12,626,409	623,040
7.	Stephen L. Green	12,626,672	622,777

Proposal Two

Approval of Amendment of Restated Certificate of Incorporation to Increase the
Authorized Common Stock Capitalization Limit from 25 Million to 40 Million Shares

For	Against	Abstentions

12,498,318	742,956	8,175

Proposal 3

Approval of Conversion Aspect of Series B and C Convertible Preferred Stock

For	Against	Abstentions	Not Voted

7,229,260	575,382	14,898	5,429,909

Item 5.  Other Information.

Conversion of Debt to Equity by the Chairman of the Board

On June 30, 2003, the Chairman of the Board and principal stockholder of the Company, exchanged $639,144 of the Company’s indebtedness to him for short-term loans (bearing interest at 9% per annum) for 161,400 shares of the Company’s common stock pursuant to the remaining options available under his non-qualified stock option. As previously reported, the Company granted the Chairman of the Board a non-qualified stock option on October 9, 2001 for 300,000 shares of common stock pursuant to the 2000 Stock Purchase and Option Plan, in consideration for his financial support over the past three years (in excess of $10,000,000) to provide working capital and to fund other requirements, including personal guarantees, of obligations of the Company. The option was for a term of two years and exercised for common stock at a price of $3.96 per share.

Strategic Organizational Initiative

Timothy M. Kardok resigned as a Director, CEO, and President of the Company to pursue other business interests on August 1, 2003.

Michael T. Adams resigned as Executive Vice President and Corporate Secretary of the Company on August, 1, 2003 and was appointed by the Board of Directors as President on August 1, 2003.

Matthew Simring was appointed as Corporate Secretary of the Company on August 1, 2003.

Ronald E. Clark was terminated as Chief Operating Officer and Senior Vice President of Operations on June 17, 2003.

Arthur K. Guyton was terminated as Senior Vice President of Marketing and Special Projects on June 17, 2003.

Amendment to Bylaws

The Board of Directors amended its Bylaws on July 31, 2003 to permit the separation of the CEO and President at the discretion of the Board. See Index of Exhibits for the full text of this amendment.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

See Index of Exhibits incorporated herein by this reference.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URECOATS INDUSTRIES INC.

Date: August 14, 2003	By:

Michael T. Adams
President

URECOATS INDUSTRIES INC.

Date: August 14, 2003	By:

John G. Barbar
Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

3(ii)	Amendment to Bylaws dated July 31, 2003.
32.1	Rule 13a-14/15-14(a) Certification - Principle Executive Officer
31.2	Rule 13a-14/15-14(a) Certification - Chief Financial Officer
32	Section 1350 Certification - Principle Executive Officer and Chief Financial Officer

