Form 10-Q
period 2003-09-30
URECOATS INDUSTRIES INC
filed 2003-11-14
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

As of October 24, 2003 there were 16,408,250 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES	23

INDEX OF EXHIBITS	24

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

URECOATS INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002	6

Nine Months Ended September 30, 2003 and 2002	8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002	10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	12

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)

ASSETS
Current Assets:
Cash	$124,366	$41,520
Accounts Receivable, Net	567,192	604,945
Inventory – Note 3	1,581,456	1,416,674
Prepaid Expenses and Other Current Assets	189,765	204,526

Total Current Assets	2,462,779	2,267,665

Property, Plant and Equipment, Net	1,195,085	1,514,063

Other Assets:
Intangibles, Net	1,869,074	1,879,433
Notes Receivable - Long Term	62,983	348,412
Deposits and Other Non-Current Assets	66,035	139,211

Total Other Assets	1,998,092	2,367,056

Total Assets	$5,655,956	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30,	December 31,
	2003	2002

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses – Note 4	$5,050,418	$3,187,449
Current Maturities of Long-Term Debt	74,577	105,257
Short-Term Notes and Loans Payable	756,656	739,027
Deferred Revenue	7,500	70,000

Total Current Liabilities	5,889,151	4,101,733

Long-Term Debt	57,405	45,427

Total Liabilities	5,946,556	4,147,160

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465)	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; -0- and 500,000 Issued and Outstanding at September 30, 2003 and December 31, 2002, respectively	-0-	500,000
Series C Convertible, 750,000 Shares Authorized; 607,643 and 414,781 Issued and Outstanding at September 30, 2003 and December 31, 2002, respectively	607,643	414,781
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized; 16,408,250 and 14,071,254 Issued and Outstanding at September 30, 2003 and December 31, 2002, respectively	164,083	140,713
Additional Paid-In Capital	50,743,212	44,696,841
Subscriptions Receivable – Note 6	---	---
Accumulated (Deficit)	(51,860,573)	(43,805,746)

Total Stockholders’ Equity	(290,600)	2,001,624

Total Liabilities and Stockholders’ Equity	$5,655,956	$6,148,784

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	September 30,	September 30,
	2003	2002

Revenue:
Application Systems	$ ---	$262,817
Coatings, Sealants and Other Products	712,181	1,268,523

Total Revenue	712,181	1,531,340

Cost of Sales:
Application Systems	---	240,648
Coatings, Sealants and Other Products	504,105	935,720
Warranty Costs, Freight and Other Cost of Sales	236,230	126,707

Total Cost of Sales	743,336	1,303,075

Gross Profit (Loss)	(31,155)	228,265

Operating Expenses:
Selling, General and Administrative	1,355,682	2,611,394
Professional Fees	60,776	168,998
Depreciation and Amortization	127,533	120,243
Research and Development	139,966	208,133
Consulting Fees	30,257	70,427
Interest Expense	24,497	28,052
Loss on Disposal of Assets	32,197	---

Total Operating Expenses	1,770,908	3,207,247

Operating (Loss)	(1,802,063)	(2,978,982)

Income (Loss) From Discontinued Operations	---	(49,270)

Net (Loss)	$(1,802,063)	$(3,028,252)

*  The Consolidated Statement of Operations for the three months ended September 30, 2002 has been reclassified to conform to the September 30, 2003 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - CONTINUED)

	Three Months Ended

	September 30,	September 30,
	2003	2002

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.109)	$(0.23)
Discontinued Operations	(0.000)	(0.00)

Total	$(0.109)	$(0.23)

Weighted Average Shares Outstanding	16,568,377	13,305,304

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.082)	$(0.19)
Discontinued Operations	(0.000)	(0.00)

Total	$(0.082)	$(0.19)

Weighted Average Shares Outstanding	21,982,904	16,270,964

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Revenue:
Application Systems	$439,700	$1,340,951
Coatings, Sealants and Other Products	2,814,026	3,204,623

Total Revenue	3,253,726	4,545,574

Cost of Sales:
Application Systems	373,500	1,324,859
Coatings, Sealants and Other Products	2,018,562	2,152,669
Warranty Costs, Freight and Other Cost of Sales	1,303,431	280,433

Total Cost of Sales	3,695,493	3,757,961

Gross Profit (Loss)	(441,767)	787,613

Operating Expenses:
Selling, General and Administrative	5,627,966	6,811,079
Professional Fees	536,901	329,536
Depreciation and Amortization	395,419	335,714
Research and Development	383,140	485,110
Consulting Fees	173,249	433,911
Interest Expense	85,621	47,405
Loss on Disposal of Assets	32,197	---

Total Operating Expenses	7,234,493	8,442,755

Operating (Loss)	(7,676,260)	(7,655,142)

(Loss) From Discontinued Operations	(3,413)	(120,218)

Net (Loss)	$(7,679,673)	$(7,775,360)

*  The Consolidated Statement of Operations for the nine months ended September 30, 2002 has been reclassified to conform to the September 30, 2003 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - CONTINUED)

	Nine Months Ended

	September 30,	September 30,

Net (Loss) Per Common Share-Basic:
Continuing Operations	$(0.50)	$(0.58)
Discontinued Operations	(0.00)	(0.01)

Total	$(0.50)	$(0.59)

Weighted Average Shares Outstanding	15,239,752	13,234,294

Net (Loss) Per Common Share-Diluted:
Continuing Operations	$(0.40)	$(0.50)
Discontinued Operations	(0.00)	(0.01)

Total	$(0.40)	$(0.51)

Weighted Average Shares Outstanding	19,365,376	15,131,803

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss):
Continuing Operations	$(7,676,260)	$(7,655,142)
Discontinued Operations	(3,413)	(120,218)

Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	395,419	354,092
Disposition of Property and Equipment	32,197	217,787
Non-Cash Operating Activities:
Board of Director Fees	174,000	23,625
Interest	50,873	21,060
Legal Fees, Settlements and Other Services	6,000	---
Consultant Fees	---	190,575
Other Compensation	40,344	265,855
Purchases of Cost of Goods Sold	34,408	---
Changes in Assets and Liabilities:
Prepaid Expenses	(5,233)	(137,028)
Accounts and Loans Receivable	37,753	(1,096,807)
Inventory	17,218	(214,951)
Other Current Assets	---	(104,610)
Deposits	---	5,659
Accounts Payable and Accrued Expenses	1,498,432	1,146,596
Deferred Income	7,500	---

Net Cash (Used) by Operating Activities	(5,390,762)	(7,103,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Property and Equipment	(92,305)	(686,328)
(Acquisition) of Intangibles	(5,974)	(45,607)
(Additions) Dispositions of Deposits and Other Non Current Assets	92,960	(571,792)

Net Cash (Used) by Investing Activities	(5,319)	(1,303,727)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	Nine Months Ended

	September 30,		September 30,
	2003		2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Stock		$350,000		$5,753,000
Proceeds of Notes and Credit Lines		1,435,048		2,144,742
(Payments) of Notes and Credit Lines		(1,436,121)		(1,962,310)
Proceeds of Loans from Related Parties		5,130,000		2,275,000

Net Cash Provided by Financing Activities		5,478,927		8,210,432

Net Increase (Decrease) In Cash		82,846		(196,802)

Cash at Beginning of Period		41,520		519,225

Cash at End of Period		$124,366		$322,423

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$	---	$	---

Cash Payments for Interest		$34,748		$26,345

Non-Cash Investing Activities:
Dispositions of Deposits and Other Non Current Assets	$	---	$	---

Total Non-Cash Investing Activities	$	---	$	---

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$305,625		$501,115
Repayment of Debts		5,130,000		2,275,000

Total Non-Cash Financing Activities		$5,435,625		$2,776,115

*  The Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 has been reclassified to conform to the September 30, 2003 presentation.

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Certain information and footnote disclosures presented in the Company’s annual consolidated financial statements and required by accounting principles generally accepted in the Unites States of America are not included in these interim financial statements. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note 2 – Continuation of the Business.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has not yet realized profitable operations and has relied principally on non-operational sources of financing mainly from Richard J. Kurtz, the Chairman of the Board, to fund its operations over the past 5 five years. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan including an increase in revenue and seeking additional forms of equity or debt financing. An estimated $4.85 million is required for the last quarter of 2003 and the 2004 year.  The Company entered into a Second Series C Preferred Stock Option Agreement ("Series C Option") with the Chairman, which granted to him, the right and option to purchase all or any part of an aggregate of 250,000 shares of its Series C Convertible Preferred Stock at $20.00 per share ("Series C Shares") to fund operations up to $5,000,000 during 2003. Management has a concomitant right to require the Chairman, upon 30 days notice, to exercise a portion of his Series C Option to purchase a sufficient number of Series C Shares to enable the Company to derive funds to meet its working capital and other requirements for the 2003 year only. This Company right exists in tandem with and for as long as the Series C Option is outstanding. To the extent this right is exercised by the Company, the Series C Option is effectively and simultaneously reduced to the same extent. The Series C Option expires on December 31, 2003. As of September 30, 2003, the Chairman purchased 138,943 Series C Shares and 111,507 are available under his Series C Option to fund the Company’s operations for the last quarter of 2003. In addition, the Company is seeking to raise cash proceeds of at least $3,000,000 privately, on a best efforts basis, pursuant to a private placement offering. Although no assurances can be given, the Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the cash proceeds goal of at least $3,000,000, coupled with the funds available under the Series C Option, will be sufficient to satisfy its capital requirements for the last quarter of 2003 and the 2004 year. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, and the reported net losses and balance sheet classification used.

Note 3 - Inventory.

Components of inventory were:

	September 30,	December 31,
	2003	2002

Raw Materials	$20,636	$177,695
Finished Goods
Application Systems*	1,152,000	1,037,500
Coatings, Sealants and Other Products	408,820	201,479

Total Finished Goods	1,560,820	1,238,979

Total Inventory	$1,581,456	$1,416,674

* There are nine Application Systems currently being held by the Company’s supplier as collateral.

Note 4 – Accounts Payable and Accrued Expenses.

	September 30,	December 31,
	2003	2002

Accounts Payable	$3,180,647	$2,615,127
Accrued Payroll Taxes	---	358
Accrued Sales Tax	41,592	39,188
Accrued Other	131,380	124,046
Accrued Warranty Reserve	870,144	129,962
Accrued Dividend Payable	654,535	278,768
Accrued Severance	172,120	---

Total Accounts Payable and Accrued Expenses	$5,050,418	3,187,449

Note 5 – Common Stock Share Consolidation.

On May 28, 2002, the common stockholders of the Company approved a 1-for-10 share consolidation and reverse split of our outstanding common stock.  Certain information reported in previous periods has been reclassified to conform to the current period presentation.  All common stock share and per share amounts have been adjusted to reflect the share consolidation.

Note 6 – Subscriptions Receivable.

The Company entered into subscription agreements on June 16, 2003 for 1,666,667 shares of restricted common stock, valued at $0.60 per share, for a total of $1,000,000, which consisted of $500,000 payable in cash and $500,000 payable for product. The $500,000 for product was voidable if Infiniti Products, Inc. and/or Urecoats Manufacturing, Inc. did not purchase product by August 15, 2003 from the subscriber unless the subscriber elected, in its sole discretion, to pay the $500,000 in cash instead of product by August 31, 2003. The Company received $350,000 of the $500,000 payable in cash and the balance payable in cash and product, amounting to $650,000, was canceled and voided on September 30, 2003.

Note 7 - Revenue Recognition.

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

Note 8 - Reserves.

The Company established a warranty reserve policy, calculated at 3% of revenue, and an allowance for doubtful accounts reserve. The amount reserved for warranties is $870,144 and allowance for doubtful accounts is $647,745 through September 30, 2003. During the second quarter, the Company began to experience an increase in warranty costs relating to product application specifications, contractor practices, and other product issues which are discussed in Part I, Item 2, Research and Product Developments section, of this report. The Company’s technical department evaluated the exposure on a per project basis, which resulted in an increased June 30, 2003 warranty reserve. The warranty reserve was evaluated again in the third quarter and no material adjustments were required.

Note 9 - Discontinued Operations.

During 2001, the Company acquired a roofing contracting company, Rainguard Roofing Corporation, primarily to field-test its Flagship Products and to generate revenues. As a result of satisfactory field-testing and in response to our future roofing customers, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity for the third quarter of 2003 and 2002 is reflected in the (Loss) from Discontinued Operations on the Consolidated Statement of Operations in the amounts of $0 and ($49,270), respectively.

Note 10 – Loss Per Share.

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

	Three Months Ended September 30,

Year	Basic	Diluted

2003	16,568,377	21,982,904
2002	13,305,304	16,270,964

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the year and quarter are based on our fiscal year and third quarter, which end on December 31 and September 30, respectively. See also Forward Looking Statements below.

Business

As used in this report, "Urecoats" and the "Company" or "Us" or "We" or "Our" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Urecoats Industries Inc. (AMEX:URT) is a technology-driven product development, sales, service, and manufacturing company providing innovative weatherproofing solutions to the building products and construction industries. Our business is conducted through two wholly-owned subsidiaries, Urecoats Manufacturing, Inc. and Infiniti Products, Inc. (formerly known as Infiniti Paint Company, Inc.).

Our Internet website address is www.urecoats.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed wi th, or furnished to, the SEC.

The Company has not earned profits to date and at September 30, 2003 has an accumulated deficit, net of dividends, of $51,860,573. We initiated a strategic organizational initiative in the second quarter of 2003 designed to reduce our selling, general and administrative ("SGA") costs on an annualized basis, increase our effectiveness in delivering products to existing and potential new customers, and set the stage for achieving profitability in 2004. The current period begins to reflect the results of substantial reductions in our SGA. Additionally, during the third quarter of 2003, we addressed certain problems encountered in the field with our RSM Technologies™, which resulted in a near term decline in revenue for the current period. See Research and Product Developments below.

Shortly after introducing our RSM Hundred Series™ technologies to the roofing and waterproofing markets, we recognized the need for more variety in our RSM Technologies™ to meet the demands presented to us by customers in these markets. Roofing contractors needed a way to address applications on tall buildings (more than 5 stories) and waterproofing contractors needed a smaller unit. As a result of our continued investment in research and new product development, a new sealant and coating made from a two component RSM™ formula and a smaller, less expensive, reduced output spray system were developed. See RSM Series™ below.

Products

We primarily offer two series of products: RSM Series™ and Infiniti Series™. RSM Series™ products consist of the official Urecoats™ brands made from our RSM Technologies™ and Infiniti Series™ products consist of the official Infiniti™ brands made from our Infiniti Technologies™. We sometimes refer to the RSM Series™ and Infiniti Series™ collectively as our "Comprehensive Product Line".

RSM Series™

The RSM Series™ is broken down into the RSM Hundred Series™ and RSM Thousand Series™ product lines.

The RSM Hundred Series™ products consist of sealants and coatings made from a three component RSM™ formula (i.e. "RSM-100™") and spray system for its application ("BlueMAX™"). A four person team is required to process the three components of the RSM™ formula through the BlueMAX™ to make and apply the sealant and coating at a job site. We recently introduced a new three part formulation, which we refer to as RSM-110 HP™, to the roofing markets. See also Research and Product Developments below.

The RSM Thousand Series™ products consist of sealants and coatings made from a two component RSM™ formula (e.g. "RSM-1000™" or "RSM-2000™") and spray system for its application ("BlueWARRIOR™"). A two person team is required to process the two components of the RSM™ formula through the BlueWARRIOR™ to make and apply the sealant and coating at a job site. Like its RSM Hundred Series™ companion, the RSM Thousand Series™ utilizes crumb rubber from recycled tires in its formula. Ten BlueWARRIOR™ units are currently in production. See also Research and Product Developments and Manufacturing below.

Infiniti Series™

The Infiniti Series™ is broken down into roof coatings, paints, and sealers. We sell Infiniti Series™ products to local coating and paint contractors and spray polyurethane foam applicators, through our distribution location in South Florida. Infiniti also is a registered vendor with and sells its roof coatings to North America’s largest manufacturer and seller of paints.

Sales and Marketing

We use an outside sales organization in combination with our marketing department to generate leads in the roofing and waterproofing markets and to close sales. We believe our investment over the past two years in trade shows, advertising in top industry publications, direct mail, and other media are still paying dividends. A strong awareness of the Urecoats™ brand exists in the roofing industry. Sales have primarily been in the Eastern United States to date. In anticipation of the winter months upon us, we redirected our sales activities to the Southeast, Southwest, Puerto Rico, and limited international markets.

We are preparing to introduce our new RSM Thousand Series™ technologies to the roofing and waterproofing markets in the first quarter of 2004. We believe our new BlueWARRIOR™ will meet the numerous needs of roofing and waterproofing contractors alike throughout the United States and internationally. More attractive pricing should give us the ability to sell to a larger base of contractors, in particular those that cannot afford or are/were unwilling to pay the asking price for the BlueMAX™.

We market the RSM Series™ using a numbering system to differentiate between the industries in which our formulae has application (e.g. RSM-100™ or RSM-110 HP™ or RSM-1000™ for roofing markets, RSM-210 HP™ or RSM-2000? for waterproofing markets, etc.).

Manufacturing

We use toll blenders, vendors, and suppliers, under private label agreements, to manufacture most of our Comprehensive Product Line’s needs.

The RSM Hundred Series™ formula is comprised of three components (A, B and C), which are manufactured by outside toll blenders, and an equipment vendor for the BlueMAX™, for distribution by us to our customers.

The RSM Thousand Series™ formula is comprised of two components (A and B), of which the A component is manufactured by an outside toll blender. We plan to open up our own plant in Florida, strategically located to save costs on freight and labor, to manufacture the new B component in the first quarter of 2004. We are currently manufacturing ten BlueWARRIOR™ production units.

Distribution

In 2002, we entered into an exclusive distribution agreement with Bradco Supply Corp. ("Bradco"), a roofing materials supplier serving the Eastern United States. During 2002 and after establishing this distribution channel with Bradco, we reduced the RSM-100™ and BlueMAX™ selling prices for competitive reasons, which resulted in a decreased margin not only for us but also Bradco. As part of our recent strategic organizational initiative, we are decreasing our reliance on Bradco’s distribution channel because we need to increase our margins to achieve profitability in 2004. We are now primarily selling our RSM Series™ products direct to our certified contractors throughout the Eastern United States. Infiniti distributes products throughout the Southeastern United States.

International

We are committed to limited international expansion with our RSM Technologies™ under distribution, license, and/or purchase agreements. On October 13, 2003, we executed a confidential purchase agreement, which becomes effective upon placement of an initial order, with a local non-affiliated Florida based company to purchase our RSM Series™ products, for export only, exclusively to Turkey and the Middle East, for a term of five (5) years including an option to extend the term for a second five (5) year term. Pursuant to the purchase agreement, the buyer is obligated to purchase a certain amount of RSM Series™ products for each year of the agreement or we have the right to convert the agreement into a non-exclusive agreement. The purchase agreement also includes a supplemental license agreement that can be activated by the buyer after a certain amount of our RSM Hundred Series™ is purchased by the buyer. The license agreement, if and when activated, forms a joint venture between Urecoats (as licensor) and the buyer (as licensee) whereby Urecoats contributes its RSM Technologies™ (with the right at all times to maintain secrecy) and the buyer contributes all of the capital necessary to design, set up, and operate, a manufacturing plant in Turkey only.

Training

Based on the technical nature of our RSM Series™ products, we are required to place a high priority on training. Sales, operations, and technical personnel undergo specialized training relating to specifications, mechanical, repair, maintenance, and spray application techniques to ensure proper customer support for our RSM Series™ products. We also require contractors/end-users who purchase our RSM Series™ products to become certified in their use and application. We offer on-site technical support and refresher courses on a regular basis for customer service purposes for a service fee.

Research and Product Developments

We place a high priority on research and new product and process development.

During 2002, we increased research and development on our RSM Technologies™ and developed a two component RSM™ formula and smaller, less expensive, reduced output system for its spray application ("BlueWARRIOR™"). We refer to the two component formulae and BlueWARRIOR™ application system as our "RSM Thousand Series™" products. Our two component RSM™ formula and BlueWARRIOR™ prototypes have undergone field testing and we are preparing to introduce these products in the first quarter of 2004. See RSM Series™ and Manufacturing above.

During 2003, we encountered problems in the field with our RSM Hundred Series™ products. The only valid way that we can make accurate assessments of the sensitivities of our products (e.g. RSM-100™ and BlueMAX™ ) to raw material variation, substrate preparation, operator technique, and ambient weather, is through the commercialization process. These factors are difficult, if not impossible, to simulate in the laboratory or limited commercial distribution because they are very much dependent upon scale - multiple lots of raw materials, the amount of material processed and the number of projects completed and projects spanning the seasons. We have applied these field assessments and have reengineered our RSM Technologies™ to address them. Specifically, we have identified the sensitive components of our technology and have replaced them with components which will perform at least as well as the originals under optimum conditions but are less sensitive to the factors noted above. Using this methodology, we can be assured of more reliable performance. We have corrected the problems and scaled up a new three part formulation, which we now refer to as "RSM-110 HP™" (High Performance). See RSM Series™ above.

In addition, we are moving towards developing an ability to custom manufacture formulations and application systems to serve a wider variety of industries with our RSM Technologies™.  Most of these efforts will focus on providing the customer with specialized products to meet exact specifications, and despite relatively low volume, we expect to achieve a high cost to profit ratio serving these niche markets. See New Markets below.

New Markets

We believe our RSM Technologies™ have applicability in many cross-over industry markets, such as corrosion and pipeline, and we plan to continue exploring these and other suitable potential markets.

Results of Operations

Three Months Ended September 30, 2003 as compared to Three Months Ended September 30, 2002

Revenues

 The following is a summary of revenues for:

	Three Months Ended

	September 30, 2003		September 30, 2002

Revenue:
Application Systems	$	---	$262,817
Coatings, Sealants and Other Products		712,181	1,268,523

Total Revenue		$712,181	$1,531,340

We refer to our RSM Series™ products, excluding the BlueMAX™, and Infiniti Series™ and other products, as "Coatings, Sealants and Other Products" and our BlueMAX™ as "Application Systems" in this section.

We reported revenue for the three months ended September 30, 2003 of $712,181, which represents a decrease of $819,159 from the $1,531,340 reported for the same period last year. The revenue generated from sales of our Application System was $0 in the third quarter, as compared to $262,817 or 17% in the comparable period in 2002, while sales of our Coatings, Sealants and Other Products was $712,181, which represented 100% of our total revenue, as compared to 83%, for the same period last year. During the second quarter, the Company began to experience an increase in warranty costs relating to product application specifications, contractor practices, and other product issues which are discussed in Part I, Item 2, Research and Product Developments section, and as a result, undertook immediate inquiry and curtailed the sales effort of the Application Systems during the third quarter. Therefore, we did not sell any Application Systems during the current quarter as compared to four (4) for the three months ended September 30, 2002.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses decreased from $4,510,322 for the three months ended September 30, 2002 to $2,514,244 for the three months ended September 30, 2003 for a decrease of $1,996,078. The decrease in the third quarter of 2003 is primarily due to a decrease in selling expenses for customer relations and commissions, professional fees, research and development, consulting which were offset by an increase in depreciation, and amortization.

Cost of Sales: Our cost of sales for the three months ended September 30, 2003 was $743,336 and is comprised of $504,105 of direct product costs and $236,230 of warranty costs, freight and other cost of sales.  Direct cost for the Application Systems was $0, and $504,105 for Coatings, Sealants and Other Products or 71% as a percent of related revenue.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 92% and 74% respectively for the three months ended September 30, 2002. The increase in our gross margin for the quarter is reflective of a decision to sell direct to our contractors in certain circumstances. The warranty costs, freight and other cost of sales includes an adjustment to net realizable value of $95,000 to the value of Application Systems.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the three months ended September 30, 2003 was $1,355,682 compared to $2,611,394 for the three months ended September 30, 2002. The decrease of $1,255,712 relates to the reduction in personnel as part of a strategic organizational initiative beginning in the second quarter of 2003 and continuing throughout the current period and a major reduction in bad debt expense and marketing and convention expenses.

Professional Fees: Our professional fees decreased $108,222 from $168,998 for the three months ended September 30, 2002 to $60,776 for the three months ended September 30, 2003.  The decrease was attributed to a reduction in legal fees during this period.

Depreciation and Amortization: Our depreciation and amortization expense for the three months ended September 30, 2003 was $127,533 as compared to $120,243 for the three months ended September 30, 2002 for an increase of $7,290. The increase is due to an increase of fixed assets from the same period last year and the amortization of formula and patent application costs.

Research and Development: Our research and development costs decreased $68,167 from $208,133 for the three months ended September 30, 2002 to $139,966 for the three months ended September 30, 2003.  The decrease is due to more costs being incurred in 2002 for improvements in our RSM Technologies™ than were incurred in the current period.

Consulting Fees: Our consulting fees for the three months ended September 30, 2003 were $30,257 as compared to $70,427 for the three months ended September 30, 2002 for a decrease of $40,170. The decrease is related to fees paid for business and financial consulting in 2002 that were not required in the current period.

Interest Expense: Our interest expense decreased $3,555 from $28,052 for the three months ended September 30, 2002 to $24,497 for the three months ended September 30, 2003 which was due to a decrease of loans from the Chairman which were eventually converted into equity at the end of the current period as compared to the previous year.

Loss on Disposal of Assets: During the three months ended September 30, 2003 we also had a loss on the disposal of obsolete property and equipment in the amount of $32,197.

Discontinued Operations: The loss from discontinued operations of $49,270 and $0 for the three months ended September 30, 2002 and 2003, respectively, is from our discontinued roofing contracting operations.

Nine Months Ended September 30, 2003 as compared to Nine Months Ended September 30, 2002

Revenues

The following is a summary of revenues for:

	Nine Months Ended

	September 30, 2003	September 30, 2002

Revenue:
Application Systems	$439,700	$1,340,951
Coatings, Sealants and Other Products	2,814,026	3,204,623

Total Revenue	$3,253,726	$4,545,574

We reported revenue for the nine months ended September 30, 2003 of $3,253,726, which represents a decrease of $1,291,848 from the $4,545,574 for the same period last year. The revenue generated from sales of our Application Systems was $439,700 and represented 14% of our revenue, as compared to 30% in the comparative period, while sales of our Coatings, Sealants and Other Products was $2,814,026, which represented 86% of our total revenue, as compared to 70%, for the same period last year.  The decrease of $1,291,848 from the $4,545,574 reported for the nine months ended September 30, 2002 is attributed to a decrease in sales of $901,251 of our Application Systems due to market conditions and a curtailed sales effort in the third quarter as a result of warranty claims, and decreased sales of $390,597 in our Coatings, Sealants and Other Products. In response to market and economic conditions we refined our pricing strategy for our RSM Hundred Series™ products during the first quarter of 2003. This has impacted our revenue per unit and gross profit for these products. During the third quarter of 2003, we began to augment our distribution channel by selling direct to our contractors in certain circumstances. This will increase our margins on our RSM Hundred Series™ and new RSM Thousand Series™ products in the future. During the first nine months of 2003 we sold eight (8) new Application Systems for a total of $439,700 as compared to twenty (20) during the same period in 2002 for $1,340,951.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. Our total costs and expenses decreased from $12,200,716 for the nine months ended September 30, 2002 to $10,929,986 for the nine months ended September 30, 2003 for a decrease of $1,270,730. The decrease in the first nine months of 2003 is primarily due to a decrease in our payroll and related cost, convention and marketing expenses, research and development and consulting fees. These reductions in costs were offset by an increase in the reserve for warranty costs, selling expense, professional fees, depreciation, amortization and interest.

Cost of Sales: Our cost of sales for the nine months ended September 30, 2003 was $3,695,493 and is comprised of $2,392,062 of direct product costs and $1,303,431 of warranty costs, freight and other cost of sales.  Direct cost for the Application Systems was $373,500 or 85% as a percent of related revenue, and $2,018,562 for Coatings, Sealants and Other Products or 72% as a percent of related revenue.  The direct cost as a percent of related revenue for the Application Systems and Coatings, Sealants and Other Products was 99% and 76% respectively for the nine months ended September 30, 2002. The warranty costs, freight and other cost of sales of $1,303,431 includes an increase in the net reserve for warranty costs of $800,000 and an adjustment to net realizable value of $179,000 to the inventory of Application Systems purchased or returned during the first nine months to reflect the new pricing strategy.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the nine months ended September 30, 2003 was $5,627,966 as compared to $6,811,079 for the nine months ended September 30, 2002. The decrease of $1,183,113 is attributable to a reduction in personnel as part of a strategic organizational initiative beginning in the second quarter of 2003 and continuing throughout the current period, a major reduction in bad debt expense, and marketing and convention expenses incurred last year to launch our RSM Hundred Series™ products in our target markets. The reduction was offset by an increase in board of director fees, approved at the shareholder’s meeting on May 28, 2002, selling expense relating to improving customer relations, commissions and other selling costs, and severance packages relating to the recent strategic organizational initiative.

Professional Fees: Our professional fees increased $207,365 from $329,536 for the nine months ended September 30, 2002 to $536,901for the nine months ended September 30, 2003.  The increase was attributed to legal fees associated with protracted litigation, audit fees and use of outside consultants for various purposes.

Depreciation and Amortization: Our depreciation and amortization expense for the nine months ended September 30, 2003 was $395,419 as compared to $335,714 for the nine months ended September 30, 2002 for an increase of $59,705 relating to an increase of fixed assets from the same period last year and the amortization of our patent and related application costs which we began amortizing in September of 2002.

Research and Development: Our research and development costs decreased $101,970 from $485,110 for the nine months ended September 30, 2002 to $383,140 for the nine months ended September 30, 2003 due to a more streamlined development focus relating to our RSM Thousand Series™ products.

Consulting Fees: Our consulting fees for the nine months ended September 30, 2003 were $173,249 as compared to $433,911 for the nine months ended September 30, 2002 for a decrease of $260,662. The decrease is related to fees paid for business and financial consulting in 2002 that were not deemed necessary in the current period.

Interest Expense: Our interest expense increased $38,216 from $47,405 for the nine months ended September 30, 2002 to $85,621 for the nine months ended September 30, 2003 which was due to additional financing secured at the end of 2002 and an increase of loans from the Chairman which were eventually converted into equity at the end of the current period.

Loss on Disposal of Assets: The loss on the disposal of obsolete property and equipment for the nine months ended September 30, 2003 was $32,197.

Discontinued Operations: The loss from discontinued operations of $120,218 and $3,413 for the nine months ended September 30, 2002 and 2003, respectively, is from our discontinued roofing contracting operations.

Liquidity and Capital Resources

We had $124,366 of cash on hand at September 30, 2003 reflecting an increase of $82,846 as compared to $41,520 of cash on hand at December 31, 2002.

The cash used by operations for the nine months ended September 30, 2003 was $5,390,762, which is mainly attributable to our net loss for the period and working capital required for increased prepaid expenses. These items were offset by a decrease in accounts and loans receivable and inventory, an increase in accounts payable and accrued expenses, and elimination of non-cash expenses for board of director fees, interest and other compensation expenses. In comparison, the cash used by operations for the nine months ended September 30, 2002 was $7,103,507, and was a result of our net loss for the period and working capital required for inventory, increased accounts and loans receivable.  These items were offset by a decrease in prepaid expenses and elimination of non-cash expenses primarily for consultants, board of director fees and employee compensation and an increase in accounts payable and accrued expenses.

The cash used in investing activities was $5,319 for the nine months ended September 30, 2003, as compared to $1,303,727 for the nine months ended September 30, 2002, reflecting a decrease of $1,298,408. The net cash required for capital expenditures in the nine month period ended September 30, 2002 was $686,328, for the purchase of vehicles, machinery and equipment used in the production of our products, and $45,607 for intellectual property protection, and $571,792 for the addition of deposits and other non current assets. The cash used in investing activities was for capital expenditures of $92,305, and patent costs of $5,974, which were offset by $92,960 related to the disposition of deposits, and other non-current assets for the nine month period ended September 30, 2003. The cash provided from financing activities was $5,478,927 for the nine month period ended September 30, 2003, as compared to $8,210,432 for the nine month period ended September 30, 2002.  The primary source of cash in the nine month period ended September 30, 2003 is attributed to proceeds of loans from the Chairman of the Board and a related party, and issuance of common stock; while in the same period in 2002 the primary source of cash was attributed to the issuance of Series C Convertible Preferred Stock and proceeds of loans from the Chairman of the Board.

As of September 30, 2003, we had up to $2,230,140 pursuant to a Second Series C Preferred Stock Option ("Series C Option") available from our Chairman of the Board to fund our operations for the remainder of 2003. The Series C Option expires on December 31, 2003. In addition to this commitment, the Chairman of the Board has personally guaranteed approximately $2,139,000 of the $5,889,151 of current liabilities outstanding. An estimated $4.85 million is required for the last quarter of 2003 and the 2004 year. Although we commenced a private placement on October 15, 2003 offering 6,000,000 shares of common stock to accredited sophisticated investors only, on a best efforts basis, with a goal of raising at least $3,000,000, we do not have committed subscriptions and there can be no assurance that we will receive subscriptions to meet our $3,000,000 goal. If adequate funds are not available when needed, our business, operations, financial condition and future prospects will be materially adversely affected. Notwithstanding the foregoing, we anticipate further financing through short-term loans, the private sale of our common and/or preferred stock to accredited sophisticated investors, and/or debt instruments. Refer also to Notes to Consolidated Financial Statements, Note 2 – Continuation of the Business.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report includes statements that may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relate to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, plans and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; (b) Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) Sales and margins; (d) Sources, amounts, and concentration of revenue; (e) Costs and expenses; (f) Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns; (g) Operations, including international operations, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated opening of our manufacturing operations; (h) Products and services, price of products, product lines, and product and sales channel mix; (i) Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners; (j) Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (k) Acquisition and disposition activity; (l) Credit facility and ability to raise financial capital; (m) Real estate lease arrangements; (n) Global economic, social, and geopolitical conditions; (o) Industry trends and our response to these trends; (p) Tax position and audits; (q) Our strategic organizational initiative and cost-reduction efforts, including workforce reductions and the effect on employees; (r) Sources of competition; (s) Protection of intellectual property; (t) Outcome and effect of current and potential future litigation; (u) Research and development efforts, including our investment in new technologies; (v) Future lease obligations and other commitments and liabilities; (w) Our common stock, including trading price; (x) Security of computer systems; and (y) Changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Ponswamy Rajalingam and Umarani Rajalingam, Plaintiffs vs. Urecoats International, Inc. et al, Defendants.

The material features of this litigation have been previously disclosed in our periodic reports filed with the SEC.  The outcome of this litigation cannot be determined at this time.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2003, we issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(a)  On August 1, 2003, we issued 6,080 shares of restricted common stock to the former CEO and President of the Company, as other compensation, pursuant to his employment agreement that was terminated upon his resignation, which were valued and recorded at $2,979.20.

(b)      On September 30, 2003, we issued an aggregate of 7,000 shares of restricted common stock to two officers, as other compensation, pursuant to their employment agreements, which were valued and recorded in the aggregate at $1,995.

(c)  On September 30, 2003, we issued 750,000 shares of restricted common stock to our Chairman of the Board, who was the sole holder of our Series B Convertible Preferred Stock, pursuant to the Mandatory Conversion provision in the Certificate of Designation of Preferences of the Series B Convertible Preferred Stock. See Item 5. Other Information for more details.

(d)  During the third quarter, we sold an aggregate of 583,334 shares of restricted common stock for an aggregate amount of $350,000 pursuant to a subscription receivable in connection with a private placement offering. As previously reported, during June 2003, we sold an aggregate of 1,666,667 shares pursuant to a subscription receivable. The remaining aggregate of 1,083,333 shares subscribed for under the subscription receivable have been canceled. See Notes to Consolidated Financial Statements, Note 6 - Subscriptions Receivable.

Preferred Stock

On September 30, 2003, we issued 83,330 shares of Series C Convertible Preferred Stock ("Series C Shares") to Richard J. Kurtz, the Chairman of the Board and principal stockholder, in exchange for cancellation of $1,666,600 of our indebtedness to him for short-term loans, bearing interest at 9% per annum, advanced to us during the third quarter of 2003. This transaction represents a partial exercise by him under his Second Series C Preferred Stock Option Agreement.  As previously reported, we entered into a Second Series C Preferred Stock Option Agreement with our Chairman on March 21, 2003, which granted to him, the right and option to purchase all or any part of an aggregate of 250,000 of our Series C Shares at $20.00 per share on the terms and conditions stated therein to fund our operations up to $5,000,000 during 2003. The Series C Shares purchased thereby are convertible into restricted shares of common stock according to a conversion formula based on a price of $.50 per share of common stock.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Resignation of Board of Director

On September 15, 2003, Stephen L. Green resigned from the Board of Directors.

Mandatory Conversion of Series B Convertible Preferred Stock

On September 30, 2003, we converted all of the issued and outstanding Series B Convertible Preferred Stock ("Series B Shares"), comprised of 500,000 shares solely owned by Richard J. Kurtz, the Chairman of the Board and principal stockholder, for 750,000 shares of restricted common stock pursuant to the Mandatory Conversion provision in the Certificate of Designation of Preferences of the Series B Preferred Shares (the "Series B Designation"). As previously reported, we sold an aggregate of 500,000 Series B Shares to the Chairman of the Board in exchange for cancellation of an aggregate of $2,500,000 in short-term loans bearing 9% interest per annum; of which 375,245 shares were issued on September 30, 2001 upon cancellation of $1,876,225 of debt and 124,755 shares on December 31, 2001 upon cancellation of $623,775 of debt. Pursuant to the Series B Designation, as amended on December 31, 2001, the Series B Shares purchased thereby were convertible into restricted shares of common stock at a conversion ratio of 1.5 shares of restricted common stock for each of the Series B Shares (the conversion ratio was originally 15 shares of restricted common stock for each of the Series B Shares) due to the shareholders of the Company approving a 1-for-10 common stock share consolidation and reverse split on May 28, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

See Index of Exhibits incorporated herein by this reference.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	URECOATS INDUSTRIES INC.

By:

Michael T. Adams
President

Date: November 14, 2003	URECOATS INDUSTRIES INC.

By:

John G. Barbar
Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer
32	Section 1350 Certifications – Principal Executive Officer and Chief Financial Officer

