Form 10-K
period 2003-12-31
URECOATS INDUSTRIES INC
filed 2004-03-12
CIK 875296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☒

The aggregate market value of the registrant's common equity held by non-affiliates based on the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $11,367,754.

Common Stock outstanding as of March 4, 2004 – 29,805,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on May 24, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 2003.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 4A.	Executive Officers	8

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	14

PART III

Item 10.	Directors and Executive Officers of the Registrant	14
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions	15
Item 14.	Principal Accountant Fees and Services	15

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	15

SIGNATURES		16

INDEX OF EXHIBITS		17

EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 14.1
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I

As used in this report, "Urecoats" and the "Company" or "Us" or "We" or “Our” refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Item 1Business.
Overview

We are an emerging growth company, operating two wholly-owned subsidiaries, RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.) and Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.). RSM Technologies, Inc. acquires, develops, markets, and sells spray applied elastomeric coatings, to the waterproofing, corrosion, roofing, and construction industries (“RSM Technologies”). Infiniti Products, Inc. develops, manufactures, markets, sells, and distributes coatings, paints, and sealants to the construction, paint, roofing, and waterproofing industries (“Infiniti”).

Our Internet website address is http://www.urecoats.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Ethics, applicable to all officers, directors, and employees, as well as Audit, Compensation and Corporate Governance Committee charters are posted on our website.

We have not earned profits to date, incurred recurring losses and negative cash flows from operations, and at December 31, 2003 have an accumulated deficit, net of dividends, of $(55,576,831), and our current liabilities exceeded our current assets by $3,901,372 and our total liabilities exceeded our total assets by $2,569,668. Our operations have been funded primarily by Richard J. Kurtz, the Chairman of the Board, over the past 5 five years. See Part II, Item 8 – Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 2. Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems, for more information.

A strategic organizational initiative was initiated in the second quarter of 2003 which was designed to reduce our operating expenses and costs on an annualized basis, increase our effectiveness in delivering products to existing and potential new customers, and set the stage for us to achieve profitability in the near future. The latter half of 2003 up to the date of this report begins to reflect the results of our strategic organizational initiative.

In the fourth quarter of 2001, after a four year period largely characterized by research and development, RSM Technologies introduced its first RSM™ brand products, the RSM Hundred Series™, comprised of the RSM-100™ coating and BlueMAX™ spray equipment ("Flagship Products"), in the Eastern United States primarily to roofing contractors. In February 2004, RSM Technologies acquired the rights to market certain spray applied polyurethane products, referred to as the “Spectrum Series™, on a non-exclusive basis, which are manufactured and distributed by a non-affiliated California corporation. With our acquisition of Infiniti in September 2001, we acquired additional products referred to as our Infiniti™ brand, Infiniti Series™ products, consisting of coatings, paints, and sealants, which are being sold to construction, paint, roofing, and waterproofing contractors.

During the third quarter of 2003, we addressed certain problems encountered in the field with our RSM Hundred Series™ products, which resulted in a near term decline in revenue for the annual period. See Research and Product Developments below.

The following table sets forth, for the periods indicated, selected financial data from our continuing operations:
	Year Ended December 31

	2003	2002	2001

Revenue	$3,976,856	$5,015,645	$1,255,292
Cost of Sales	$4,463,054	$4,182,220	$1,060,980
Gross Profit	$(486,198)	$833,425	$194,402
Operating Expenses	$10,786,886	$12,276,761	$6,636,750
Operating (Loss)	$(11,273,084)	$(11,443,336)	$(6,442,348)
Net (Loss)	$(11,273,084)	$(10,843,735)	$(7,915,985)
(Loss) Per Common Share – Basic	$(0.739)	$(0.841)	$(0.056)
(Loss) Per Common Share – Dilutive	$(0.552)	$(0.702)	$(0.055)

Products

We offer three series of products: RSM Series™, Spectrum Series™ and Infiniti Series™.

RSM Series™ products consist of the RSM™ brands made from our RSM Technologies™, Spectrum Series™ products consist of Spectrum™ brands marketed by us, and Infiniti Series™ products consist of the Infiniti™ brands made from our Infiniti Technologies™. We sometimes refer to these series of products collectively as our “Comprehensive Product Line”.

RSM Series™

The RSM Series™ is comprised of two series of products. The RSM Hundred Series™ products consist of coatings made from a patented three component RSM™ formula (i.e. “RSM-100™”) and patented spray equipment required for their application (“BlueMAX™”). The three components of the RSM™ formula are processed through the spray equipment to make and apply the coating at a job site. The RSM Thousand Series™ products consist of coatings made from a patent pending two component RSM™ formula (i.e. “RSM-2000™”) and patent pending spray equipment required for their application (“BlueWARRIOR™” and “BlueCHIEF™”). The two components of the RSM™ formula are processed through the spray equipment to make and apply the coating at a job site. Like its RSM Hundred Series™ predecessor, the RSM Thousand Series™ utilizes crumb rubber from recycled tires in its formula.

Spectrum Series™

The Spectrum Series™ is comprised of high performance Primers, Urethanes, Acrylics, Hybrids, and Polyureas suitable for use for a variety of industrial and commercial applications.

Infiniti Series™

The Infiniti Series™ is comprised of roof coatings, paints, and sealants.

Sales and Marketing

Our growing sales force consists of inside and outside sales personnel and independent representatives. We attend select trade shows, advertise in trade publications, market using direct mail, and use other various media to target the high performance coating, waterproofing, roofing, corrosion, construction, and urethane markets. Sales have primarily been in the Eastern United States and limited international markets to date. Our target customers are coating applicators with plural component spray experience.

We introduced our new RSM Thousand Series™ and Spectrum Series™ products to the spray polyurethane, waterproofing, and roofing markets in the first quarter of 2004.

The RSM Series™ is marketed using a numbering system to differentiate between the industries in which our RSM™ formulae has application (e.g. RSM-100™ or RSM-110 HP™ or RSM-1000™ for roofing markets, RSM-2000™ for waterproofing markets, etc.).

We sell Infiniti Series™ products to local coating and paint contractors and spray polyurethane foam applicators, through our distribution location in South Florida. Infiniti also is a registered vendor with and sells its roof paints and coatings to North America’s largest manufacturer and seller of paints.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 manufacturing companies. Future growth is expected to result from the trend of the industry to create new design and manufacture, lower costs, improve product characteristics, reduce weight and corrosion in new applications. Additional industry growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition, price, service, and warranty. Due to the uniqueness of certain of our technologies, ease of application, cost savings, and the environmental marketing component, we believe we can achieve significant market share in the industries which we are targeting. Our RSM™ coating membranes can only be created through our patented and patent pending spray equipment. Nonetheless, we face strong indirect competition. Numerous companies are engaged in the development, manufacture and marketing of sealant and coating products that compete with us. These competitors have equivalent or, in most cases, greater availability to resources than we do. In marketing our products, we compete primarily on the basis of product technology, value-added services, product performance, and installed price. Our future success will depend on our ability to successfully market our products and create awareness in industry and the public regarding the value of our products as with any new product. We are facing increased competition as we penetrate our existing target markets and build greater brand identity through our sales and marketing efforts.

Manufacturing

We use toll blenders, vendors, and suppliers, under private label agreements, to manufacture most of our Comprehensive Product Line’s needs. There is no known shortage of raw material availability or supply for our products with these sources. Our RSM Hundred Series™ formula is comprised of three components (A, B and C), which are manufactured by outside toll blenders, and an equipment vendor for the spray equipment, for distribution by us to our customers. The RSM Thousand Series™ formula is comprised of two components (A and B), of which the A component is manufactured by an outside toll blender. We have identified and have available outside toll blenders for manufacturing our new B component, however, to be competitive in the markets in which we are targeting, we may need to set up our own manufacturing plant. As part of our strategic organizational initiative, we have entered into a strategic alliance with a newly formed, non-affiliated corporation, for the manufacturing, distribution, technical support, service, and training of the RSM Thousand Series™ spray equipment (“BlueWARRIOR™” and “BlueCHIEF™”).

We are moving towards developing an ability to custom manufacture formulations to serve a wider variety of industries. Most of these efforts will focus on providing the customer with specialized products to meet exact specifications, and despite relatively low volume, we expect to achieve a high cost to profit ratio serving these niche markets.

Distribution

In 2002, we entered into an exclusive distribution agreement with Bradco Supply Corp. (“Bradco”), a roofing materials supplier serving the Eastern United States. During 2002 and after establishing this distribution channel with Bradco, we reduced the RSM-100™ and BlueMAX™ selling prices for competitive reasons, which resulted in a decreased margin not only for us but also Bradco. As part of our recent strategic organizational initiative, we are decreasing our reliance on Bradco’s distribution channel because we need to increase our margins to achieve profitability in 2004. We are now primarily selling our RSM Series™, and Spectrum Series™, products direct to our certified applicators throughout the Eastern United States. The Infiniti Series™ products are distributed throughout the Southeastern United States by Infiniti.

International

We are committed to limited international expansion with our RSM Technologies™ under distribution, license, and/or purchase agreements. In the fourth quarter of 2003, we executed a confidential purchase agreement, which becomes effective upon placement of an initial order, with a local non-affiliated Florida based company to purchase our RSM Hundred Series™ products, for export only, exclusively to Turkey and the Middle East, for a term of five (5) years including an option to extend the term for a second five (5) year term. Pursuant to the purchase agreement, the buyer is obligated to purchase a certain amount of RSM Series™ products for each year of the agreement or we have the right to convert the agreement into a non-exclusive agreement. The purchase agreement also includes a supplemental license agreement that can be activated by the buyer after a certain amount of our RSM Hundred Series™ products are purchased by the buyer. The license agreement, if and when activated, forms a joint venture between RSM Technologies (as licensor) and the buyer (as licensee) whereby RSM Technologies contributes its RSM Technologies™ (with the right at all times to maintain secrecy) and the buyer contributes all of the capital necessary to design, set up, and operate, a manufacturing plant in Turkey only.

Training

Based on the technical nature of our RSM Series™ products, we are required to place a high priority on training. Sales, operations, and technical personnel undergo specialized training relating to specifications, mechanical, repair, maintenance, and spray application techniques to ensure proper customer support to our certified applicators for our RSM Series™ products. We require contractors/end-users/spray applicators who purchase our RSM Series™ products to become certified in their use and application. On-site technical support and refresher courses on a regular basis are available for customer service purposes for a fee.

Research and Product Developments

We place a high priority on research and new product and process development. During 2002, we increased research and development on our RSM Technologies™ and developed a two component RSM™ formula and smaller, less expensive, equipment for its spray application (“BlueWARRIOR™” and “BlueCHIEF™”). Refer to Products, RSM Series™, RSM Thousand Series™ above (we recently introduced these new RSM Technologies™ to the marketplace).

During 2003, we encountered problems in the field with our RSM Hundred Series™ products. The only valid way that we could make accurate assessments of the sensitivities of our products (e.g. RSM-100™ and BlueMAX™ ) to raw material variation, substrate preparation, operator technique, and ambient weather, was through the commercialization process. These factors were difficult, if not impossible, for us to simulate in the laboratory or from limited commercial distribution because they are very much dependent upon scale - multiple lots of raw materials, the amount of material processed and the number of projects completed and projects spanning the seasons. We have applied these field assessments and have reengineered our RSM Hundred Series™ technologies™ to address them. Specifically, we identified the sensitive components of our technology and replaced them with components which perform at least as well as the originals under optimum conditions but with less sensitivity to the factors noted above. Using this methodology, we are assured of more reliable performance. For the years ended December 31, 2003, 2002, and 2001, we spent $509,020, $820,533, and $1,250,213, respectively for research and development.

New Markets

We believe our RSM Technologies™ have applicability in many cross-over industry markets, such as corrosion and pipeline, and continue to explore these and other suitable potential markets. See also Products, Spectrum Series™ above.

Patents and Trademarks

We have a limited number of patents issued and patents applied for in the United States and in various foreign countries. Principal reliance is placed upon our RSM Hundred Series™ formula and spray equipment.

RSM Hundred Series™

We have an issued patent for the RSM Hundred Series™ formula, namely, U.S. Patent No. 6,271,305, issued August 7, 2001, entitled: "Bituminous Polyurethane Interpenetrating Elastomeric Network Composition and Method of Manufacturing the Same". A continuation application seeking broader coverage for the composition was filed in the United States Patent and Trademark Office on June 27, 2001 and was issued, U.S. Patent No. 6,538,060. We filed corresponding international applications in Europe, Brazil, Canada, and Mexico, which are pending.

We have an issued patent for the RSM Hundred Series™ spray equipment (“BlueMAX™”), namely, U.S. Patent No. 6,663,016, issued December 16, 2003, entitled: "Applicator Assembly for Application of Adhesives, Sealants and Coatings". We filed corresponding international applications in Canada, China, and an international PCT Application, which are pending.

Employees

At December 31, 2003, the Company employed 25 people.

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

Forward Looking Statements

This report includes statements that may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relate to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, plans and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; (b) Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) Sales and margins; (d) Sources, amounts, and concentration of revenue; (e) Costs and expenses; (f) Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns; (g) Operations, including international, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated opening of our manufacturing operations; (h) Products and services, price of products, product lines, and product and sales channel mix; (i) Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners; (j) Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (k) Acquisition and disposition activity; (l) Credit facility and ability to raise capital; (m) Real estate lease arrangements; (n) Global economic, social, and geopolitical conditions; (o) Industry trends and our response to these trends; (p) Tax position and audits; (q) Strategic organizational initiatives, cost-reduction efforts, including workforce reductions, and the effect on employees; (r) Sources of competition; (s) Protection of intellectual property; (t) Outcome and effect of current and potential future litigation; (u) Research and development efforts, including our investment in new technologies; (v) Future lease obligations and other commitments and liabilities; (w) Common stock, including trading price; (x) Security of computer systems; and (y) Changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 2.Properties.

Our operations are conducted in leased facilities located in Deerfield Beach, Florida. These facilities are adequate and provide sufficient space for our present operational requirements. See Notes to Consolidated Financial Statements.

Item 3.Legal Proceedings.

(a)Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.

On May 15, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and numerous other claims under various common law and statutory theories. These two cases were consolidated in 2003. The Plaintiffs are husband and wife chemists who were retained as consultants to Urecoats International, Inc. pursuant to written consulting agreements. The agreements are dated in March 2000 and expired by their terms in March 2001. They were not renewed. The contracts required, among other things, for the Plaintiffs to build “a full production delivery system” for a sprayable polyurethane and asphalt-based product. The Plaintiffs were paid all of their monthly payments under the two agreements. Plaintiff Rajalingam claims that he is owed $99,000 plus interest pursuant to his consulting agreement (which was money allegedly owed to him under a prior consulting agreement) and he was entitled to have restrictions lifted on 500,000 (50,000 post-split) shares of common stock in Urecoats Industries Inc. Plaintiff Umarani claims that she was entitled to have restrictions lifted on 311,000 (31,100 post-split) shares of common stock in Urecoats Industries Inc. They are seeking the monetary value of that common stock as of March 20, 2001. Moreover, both Plaintiffs owned approximately 2.15 million (215,000 post split) shares of additional restricted common stock in Urecoats Industries Inc. for which they are seeking the monetary value. Plaintiffs claim that they would have sold their common stock in March 2002, although this fact as well as the value they would have received from the sale of these shares is in dispute. The Plaintiffs are also seeking punitive damages, which the Company believes are questionable under Florida law and will be vigorously challenged on appeal if awarded, together with the claims against the individual officers and the tort claims against the corporate entities. All of the motions to dismiss were denied and accordingly trial will be on all of the claims asserted. The trial is scheduled to begin in either April or May 2004. Settlement talks have failed and the Company has instructed its litigation counsel to prepare for trial. The outcome of this case cannot be determined at this time.

(b)Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

On October 3, 2003, in the Hillsborough County State Court, Division H, Plaintiffs filed a complaint against Urecoats Industries Inc. and Michael T. Adams, John G. Barbar, and a former officer of the Company, individually, alleging common law fraud and rescission in connection with their purchase of common stock in the Company. Plaintiff Hyer purchased $100,000 worth of common stock in June 2003 and Plaintiff Sun Coatings purchased $250,000 worth of common stock in July 2003. Plaintiffs allege that the Company and certain present and former officers failed to disclose the current financial condition of the Company and its subsidiaries (notwithstanding that Plaintiffs signed subscription agreements admitting that they were provided all relevant and requested financial information). The Defendants’ motion to dismiss was denied by Order dated January 20, 2004. The Defendants answered the complaint on February 13, 2004 and asserted, among others, the affirmative defense that Plaintiffs’ claims are barred by their signed subscription agreements. Discovery has not yet commenced and no trial date is set. The Company will vigorously defend this case and the outcome cannot be determined at this time.

(c)Various Other Litigation

We are involved in various lawsuits and claims arising in the ordinary course of business. See Note 8 in our Consolidated Financial Statements.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 4.   Submission of Matters to a Vote of Security Holders.

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4(A).    Executive Officers of Our Company.

Set forth below is a brief summary of the executive officers of the Company:

Name and Present Position	Age	Business Experience During the Past 5 Years and Period Served as Officer

Michael T. Adams President	38
President since August 1, 2003. Mr. Adams was Executive Vice President and Corporate Secretary from March 1, 1999 to September 30, 2003. Prior thereto, he held various officer capacities in the Company's subsidiaries and was instrumental in the restructuring and establishment of operations for the Company beginning in January 1997. He earned his Bachelor of Science degree in Business Administration in 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor Degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

John G. Barbar Senior Vice President of Finance, Chief Financial Officer, and Corporate Treasurer	42
Vice President of Finance and CFO since March 19, 2001, and Treasurer since April 23, 2001. From February 1999 to September 2000, he was vice president and treasurer of General Roofing Services, Fort Lauderdale, FL; November 1996 to August 1998, he was chief financial officer of R & J Roofing of Florida Inc., Boca Raton, FL; and June 1982 to November 1986, he served in various capacities for the Barbar Group, Boca Raton, FL. Mr. Barbar is a certified public accountant and a member of Florida Institute of Certified Public Accountants and American Institute of Certified Public Accountants.

Matthew R. Simring General Counsel, Corporate Secretary	35
General Counsel and Corporate Secretary since August 1, 2003. Mr. Simring has been practicing in the area of business and corporate law since obtaining his law license in 1999. He graduated from Nova Southeastern University Law School, in Fort Lauderdale, Florida in August 1999. Mr. Simring received a Bachelor of Arts in Liberal Studies from Nova Southeastern University in August 1994. He has been a member in good standing with the Florida Bar since September 1999.

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

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
	2003		2002(*)
Calendar Quarter	High	Low	High	Low

First	$.62	$.61	$6.70	$6.30
Second	1.12	1.12	3.25	3.20
Third	.57	.57	1.45	1.40
Fourth	.50	.45	.90	.75

* The amounts have been adjusted to reflect a 1-for-10 share consolidation approved by shareholders on May 28, 2002 and effective after the close of business on May 30, 2002.

Holders and Dividends

As of March 4, 2004, there were approximately 6,500 holders of record of our common stock. We did not declare any dividends during the past two years.

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2003, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(1)On November 19, 2003, we issued an aggregate of 43,125 shares of restricted common stock pursuant to conversion of 6,250 shares of our Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was previously recorded at $125,000.

(2)On December 31, 2003, we issued an aggregate of 7,000 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $1,750.

Preferred Stock

On December 31, 2003, we issued 71,752 shares of our Series C Convertible Preferred Stock to Richard J. Kurtz, our Chairman of the Board and principal stockholder, in exchange for his cancellation of $1,435,040 of our indebtedness to him for short-term loans, bearing interest at 9% per annum, advanced to us during the fourth quarter of 2003. This transaction represents a partial and the final exercise by him under his Second Series C Preferred Stock Option Agreement. As previously reported, we entered into a Second Series C Preferred Stock Option Agreement with our Chairman on March 21, 2003, which granted to him, the right and option to purchase all or any part of an aggregate of 250,000 of our Series C Convertible Preferred Stock at $20.00 per share to fund our operations up to $5,000,000 during the 2003 year. The Series C Convertible Preferred Stock purchased thereby is convertible into restricted shares of common stock according to a conversion formula based on a price of $.50 per share of common stock. See also Notes to Consolidated Financial Statements.

Item 6.Selected Financial Data.

	Year Ended December 31,

				Development	Development
				Stage	Stage
				Operations	Operations
	2003	2002	2001	2000	1999

Summary of Operations
Revenue	$3,976,856	$5,015,645	$1,255,292 (a)	$ ---	$ ---
(Loss)From Continuing Operations	$(11,273,084)	$(11,443,336)	$(6,442,348)	$(4,207,332)	$(2,381,026)
(Loss)Per Common Share-Basic(b)	$(0.739)	$(0.841)	$(0.056)	$(0.044)	$(0.031)
(Loss)Per Common Share-Dilutive(b)	$(0.552)	$(0.702)	$(0.055)	$(0.043)	$(0.031)

Financial Position
Total Assets	$2,699,196	$6,148,784	$5,185,163	$2,149,305	$1,589,739
Long-Term Debt	$112,349	$45,427	$219,296	$131,920	$34,327
Total Liabilities	$5,268,864	$4,147,160	$2,826,044	$4,091,526	$979,969
Total Stockholders' Equity (Deficit)	$(2,569,668)	$2,001,624	$2,359,119	$(1,942,221)	$(59,651)

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

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2003

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2003, and our financial condition at December 31, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” in Item 1 of Part I of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements. As used in this report, "Urecoats" and the "Company" or "Us" or "We" or “Our” refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires.

Results of Operations

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Revenues

The following is a summary of revenues for the years ending December 31,

	2003	2002	2001

Revenue:
Application Systems	$492,700	$1,314,515	$490,000
Coatings, Sealants and Other Products	3,484,156	3,701,130	765,292

Total Revenue	$3,976,856	$5,015,645	$1,255,292

We reported revenue for the year ended December 31, 2003 of $3,976,856 as compared to $5,015,645 for the year ended December 31, 2002. The revenue generated from sales of our Application Systems was $492,700, which represented 12% of our revenue, as compared to $1,314,515 in 2002, which was 26% of our revenue, while sales from Coatings, Sealants and Other Products was $3,484,156, which represented 88% of our revenue, as compared to $3,701,130 in 2002, which was 74% of our revenue.

The decrease of $821,815 from Application Systems was due to: 1) a new pricing strategy which reduced our average price per unit by $10,981; 2) an increase in warranty costs relating to product application specifications, contractor practices, and other product issues, which are discussed in Part I, Item 1, Research and Product Developments section, and as a result, curtailed sales effort in the third and fourth quarter of 2003; and 3) more stringent requirements for potential applicators to qualify for the purchase of an Application System. As a result, we sold nine (9) Application Systems in 2003 as compared to twenty (20) in 2002.

The decrease of $216,974 from Coatings, Sealants and Other Products is a result of a decrease in sales of our RSM Series™ of $179,120 and a decrease of the Infiniti Series™ of $37,854.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. These total costs and expenses decreased from $16,458,981 for the year ended December 31, 2002 to $15,249,940 for the year ended December 31, 2003 for a decrease of $1,209,041. The decrease is comprised of a reduction in selling, general and administrative expenses, research and development expenses, consulting fees, and cost of sales, which were offset by an increase in impairment of assets, loss on disposal and valuation of assets, depreciation and amortization, and interest.

Cost of Sales: Our cost of sales for the year ended December 31, 2003 was $4,463,054 and is comprised of $2,948,935 of direct product costs and $1,514,119 of warranty costs, freight and other cost of sales. Direct cost for Application Systems was $431,550 or 88% of related revenue, and $2,517,385 for Coatings, Sealants and Other Products or 72% of related revenue. The warranty costs, freight and other cost of sales includes an adjustment to net realizable value of $555,700 to the value of Application Systems, and $571,601 of costs relating to the warranty reserve. This is compared to $4,182,220 for the year ended December 31, 2002 and is comprised of $3,958,828 of direct product costs, which includes introductory offers and customer service, support, and training costs, and $223,392 of warranty costs, freight and other costs of sales. Direct cost for the Application Systems was $1,324,948, which includes an $117,000 adjustment to inventory relating to the new pricing strategy for 2003, and $2,633,880 for Coatings, Sealants and Other Products. The cost of sales as a percent of revenue for the Application Systems, excluding the inventory adjustment, is 92% and 71% for the Coatings, Sealants and Other Products.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2002 was $9,770,869 as compared to $7,155,729 for the year ended December 31, 2003. The decrease of $2,615,140 is attributable to the strategic organizational initiative undertaken in the second half of 2003. The majority of the reductions are reflected in the following areas: personnel and personnel related costs decreased by $1,032,674; marketing, advertising, travel, and conventions resulted in savings of $1,006,629 and shareholder relations, communications, insurance, bad debt, customer relations and other administrative expenses were reduced by $575,837.

Professional Fees: Our professional fees increased $108,872 from $581,414 for the year ended December 31, 2002 to $690,286 for the year ended December 31, 2003. This increase related to additional legal fees relating to litigation.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2002 was $389,809 as compared to $671,567 for the year ended December 31, 2003 for an increase of $281,758. This change is attributable to an increase in the amortization of formula and patent costs, which was determined to be fully amortizable at December 31, 2003, and resulted in an increase in amortization expense of 274,698 and an increase in depreciation of $7,060.

Research and Development: Our research and development costs decreased $311,513 from $820,533 for the year ended December 31, 2002 to $509,020 for the year ended December 31, 2003. This reflects our transition to full sales and production and reallocation of resources for the entire calendar year. We remain committed to the continual development of new products and technology.

Consulting Fees: Our consulting fees for the year ended December 31, 2002 was $554,025 as compared to $192,206 for the year ended December 31, 2003 for a decrease of $361,819. There was a reduction in fees paid for professional advice and services.

Interest Expense: Our interest expense increased $53,863 from $63,814 for the year ended December 31, 2002 to $117,677 for the year ended December 31, 2003. The increase is due to additional short term loans from the Chairman of the Board which were later converted to equity.

Loss on Disposal of and Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Infiniti Products, Inc., in 2001. Management evaluated the fair market value of this asset as required and determined that there was impairment at December 31, 2003. We consider relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. As a result, a charge of $837,011 for the impairment of the asset was recorded and is reflected on the Consolidated Statement of Operations. We also had a loss on the disposal of obsolete machinery and equipment in the amount of $96,297 in 2002 and $290,749 in 2003. In addition, the net book value of certain fixed assets was reduced by $322,641.

Discontinued Operations: During 2002, the Company evaluated all circumstances and that a period of five years had passed since any material communication relating to commitments and contingencies of our discontinued operations. Accordingly, the Company decided that a commitments and contingency reserve was no longer required for these discontinued operations. Therefore, the Income (Loss) From Discontinued Operations reflected on the Consolidated Statement of Operations are $0 and $599,601 for December 31, 2003 and 2002 respectively.

Liquidity and Capital Resources

We had $42,718 of cash on hand at December 31, 2003 reflecting an increase of $1,198 when compared to the $41,520 of cash on hand at December 31, 2002. The cash on hand at December 31, 2001 was $519,225.

The cash required by operations for 2003 was $6,974,725 which was attributable to our net loss for the year, which was offset by increases in accounts payable and accrued expenses, decreases in accounts receivable, inventory, the offset of non-cash related operating expenses, and the elimination of non-cash expenses for consulting, legal fees, settlements and employee compensation. The cash required by operations for 2002 and 2001 was $9,462,026 and $5,437,184, respectively, and was a result of our net loss and increase in inventory which was partially offset by non-cash expenses for consulting, legal fees, settlements, and employee compensation.

The cash used in investing activities was $75,029 for the year ended December 31, 2003 as compared to $996,430 for the year ended December 31, 2002 reflecting a decrease of $921,401. The net cash required for capital expenditures in the current year was $85,947 for the purchase of machinery and equipment for new product development, demonstrations, support of our customers, and leasehold improvements made in order to consolidate our operations. The net capital expenditures were $794,632 in 2002 and $652,645 in 2001.

We also used $728,903 of cash in the acquisition of our wholly owned subsidiary, Infiniti Products, Inc. in 2001. This acquisition expanded our product line to include a broader base of proprietary products and other products in addition to providing an initial internal distribution source for our RSM Series™ Flagship Products.

The cash provided from financing activities was $7,050,952 for the year ended December 31, 2003 as compared to $9,980,751 for the year ended December 31, 2002 and $7,378,142 for 2001. The primary source of cash for each year is attributable to the issuance of common and preferred stock, and proceeds of loans from the Chairman of the Board.

We currently do not have the liquidity or capital resources to fund our operations without raising capital either from borrowing or from the sale of additional shares of stock. Further financing through short-term loans and/or the private sale of our common and preferred stock to accredited sophisticated investors is anticipated. If adequate funds are not available when needed, our business, operations, financial condition and future prospects will be materially adversely affected. We estimate that approximately $4.25 million will be required for us to continue our operations in 2004.

Although no formal commitment has been received from the Chairman of the Board to fund the Company’s operating requirements for the 2004 year, we have received for the period beginning as of January 1, 2004 through March 4, 2004, loans amounting to $920,000 from the Chairman of the Board, which are bearing interest at 9% per annum. In addition, the Company is seeking to raise cash proceeds of at least $4,000,000 privately, on a best efforts basis, pursuant to a private placement offering, however, there can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan including an increase in revenue, decrease in operating costs and expenses, and seeking additional forms of debt and/or equity financing. See Part II, Item 8 – Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 2. Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems, for more information.

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Revenues

The following is a summary of revenues for the years ending December 31,

				Development Stage Operations
	2002	2001		2000

Revenue:
Application Systems	$1,314,515	$490,000		$	---
Coatings, Sealants and Other Products	3,701,130	765,292			---

	$5,015,645	$1,255,292	*	$	---

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

We reported revenue for the year ended December 31, 2002 of $5,015,645 as compared to $1,255,292 for the year ended December 31, 2001. The revenue generated from sales of our Application Systems was $1,314,515, which represented 26% of our revenue, as compared to $490,000 in 2001, which was 39% of our revenue, while sales from Coatings, Sealants and Other Products was $3,701,130, which represented 74% of our revenue, as compared to $765,292 in 2001, which was 61% of our revenue.

The increase of $824,515 from Application Systems was primarily due to having a full year of selling this product as compared to a partial year in 2001. The increase of $2,935,838 from Coatings, Sealants and Other Products is broken out as follows: a) $1,764,869 is related to a full year of revenue being reflected from our acquisition of Infiniti Products, Inc. as compared to four months in 2001 (See Note 4. Acquisition, in the Notes to Consolidated Financial Statements, for pro forma information); and b) $1,170,969 is related to a full year of selling our RSM-100™ as compared to a few months in 2001.

In response to certain market and economic conditions we refined our pricing strategy for our RSM seriesTM Flagship Products for 2003. This impacted our revenue per unit and gross profit for these products, but we anticipate that new products to be introduced in 2003 will provide additional revenue and improved margins. During the fourth quarter, we sold five (5) new Application Systems for a total of $357,500. This amount was offset by $280,000 for Application Systems returned, $70,000 for an Application System that was originally recorded as a sale, but due to additional commitments made to the customer, this sale had to be deferred, and additional selling adjustments for $33,936.

As a result of successfully field testing our RSM Series™ Flagship Products and in response to our future customers, who are roofing contractors, we decided to discontinue providing roof contracting services through our Rainguard Roofing Corporation subsidiary and divested these operations, effective for the year ended December 31, 2001. The total net activity of these discontinued operations is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations.

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

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2002 were $9,770,869 as compared to $2,899,297 for the year ended December 31, 2001. The increase of $6,871,572 is attributable to us introducing our RSM Series™ Flagship Products to the marketplace. This required an increase of personnel and personnel related costs of $2,849,446 for production, testing, technical support, and sales; $862,823 for insurance, communications, shareholder relations, and listing fees; $883,421 for products provided to complete key projects, reserve against notes issued on internally financed Application Systems, and bad debt reserve and expense; $772,784 for other overhead expenses; and $1,503,098 for marketing, advertising, travel, conventions, show booth and related materials required to build brand awareness, and distribution. In addition, we updated our comprehensive sales and marketing program, including our web site, product brochures, literature pieces, and corporate video.

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

Research and Development: Our research and development costs decreased $429,680 from $1,250,213 for the year ended December 31, 2001 to $820,533 for the year ended December 31, 2002. This reflects our transition to full sales and production and reallocation of resources for the entire calendar year. We remain committed to the continual development of new products and technology.

Consulting Fees: Our consulting fees for the year ended December 31, 2001 was $734,273 as compared to $554,025 for the year ended December 31, 2002 for a decrease of $180,248. This includes fees paid to related parties for professional advice and services.

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

Discontinued Operations: During 2001, we acquired a roofing contracting company, Rainguard Roofing Corporation, primarily to field-test our RSM Series™ Flagship Products, and to generate revenues. As a result of the successful field testing of these products and in response to our future customers who are roofing contractors, management decided to discontinue these operations, effective for the year ended December 31, 2001. The total net activity is reflected in the (Loss) From Discontinued Operations on the Consolidated Statement of Operations in the amount of $(1,662,183).

Contractual Obligations

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year		1-3 Years	3-5 Years		More Than 5 Years

Long-Term Debt Obligations	$52,349	$	---	$52,349	$	---	$	---
Capital Lease Obligations	---		---	---		---		---
Operating Lease Obligations	362,298		173,427	188,871		---		---
Purchase Obligations	192,835		192,835	---		---		---
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	---		---	---		---		---

	$607,482		$366,262	$241,220	$	---	$	---

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Chief Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10.Directors and Executive Officers of the Registrant.

The information required for this item will be included in the section entitled "Election of Directors" in our 2004 Proxy Statement and is incorporated herein by this reference.* The information with respect to our executive officers is included in Item 4(A) on page 8 of this report.

The information required by Item 405 of Regulation S-K will be included under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement and is incorporated herein by this reference.*

Item 11.Executive Compensation.

The information required for this item will be included in the sections entitled "Executive Compensation" and "Director Compensation" in our 2004 Proxy Statement and is incorporated herein by this reference.*

Item 12.Security Ownership of Certain Beneficial Owners and Management.

The information required for this item will be included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2004 Proxy Statement and is incorporated herein by this reference.*

Item 13.Certain Relationships and Related Transactions.

The information required under this item will be included in the section entitled "Transactions with Related Persons" in our 2004 Proxy Statement and is incorporated herein by this reference.*

Item 14.Principal Accountant Fees and Services.

The information required under this item will be included in the section entitled “Independent Auditor Fees” in our 2004 Proxy Statement and is incorporated herein by reference.*

________________
* The information required for Part III hereof, Items 10, 11, 12, 13, and 14 will be included in our 2004 Proxy Statement, which definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2003 or shall otherwise be filed with the Securities and Exchange Commission on or before April 30, 2004.

PART IV

Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)Index to Financial Statements

1.Financial Statements included in Part II of this report:

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)Reports on Form 8-K

None.

(c)Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page 17 of this report.

(d)Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2004	URECOATS INDUSTRIES INC.

By:

Michael T. Adams
President

Date: March 11, 2004	URECOATS INDUSTRIES INC.

By:

John G. Barbar
Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2004	By:	/s/ Richard J. Kurtz

Richard J. Kurtz
Chairman of the Board

Date: March 11, 2004	By:	/s/ Arthur J. Gregg

Arthur J. Gregg
Director

Date: March 11, 2004	By:	/s/ Steven Mendelow

Steven Mendelow
Director

Date: March 11, 2004	By:	/s/ Jerold L. Zaro

Jerold L. Zaro
Director

Date: March 11, 2004	By:	/s/ Mark A. Reichenbaum

Mark A. Reichenbaum
Director

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	By-laws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003).
10.1
Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q dated March 31, 2003, filed May 15, 2003).

14.1	Code of Ethics adopted by the Company on March 28, 2003 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2002, filed March 31, 2003).
21	List of Subsidiaries of the Company.
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer.
32	Section 1350 Certifications – Principal Executive Officer and Chief Financial Officer.

URECOATS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

Assets

Current Assets:
Cash	$42,718	$41,520
Accounts Receivable	438,822	604,945
Inventory (Note 5)	743,104	1,416,674
Prepaid Expenses and Other Current Assets	30,499	204,526

Total Current Assets	1,255,143	2,267,665

Machinery & Equipment, Net (Note 6)	600,414	1,514,063

Other Assets:
Intangibles, Net (Note 7)	774,000	1,879,433
Notes Receivable	22,693	348,412
Deposits and Other Non-Current Assets	46,946	139,211

Total Other Assets	843,639	2,367,056

Total Assets	$2,699,196	$6,148,784

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	As of December 31,

	2003	2002

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable and Accrued Expenses (Note 8)	$4,309,888	$3,187,449
Current Maturities of Long-Term Debt (Note 9)	42,080	105,257
Short-Term Notes and Loans Payable (Note 10)	797,047	739,027
Deferred Income (Note 12)	7,500	70,000

Total Current Liabilities	5,156,515	4,101,733

Long-Term Debt (Note 9)	52,349	45,427
Due to Related Party	60,000	---
Commitments and Contingencies (Notes 3, 13)	---	---

Total Liabilities	5,268,864	4,147,160

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
which Designations: (Notes 11, 15, 17, 19)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued
and Outstanding (Less Offering Costs of $7,465) at December 31, 2003 and 2002.	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 0 and 500,000 Issued,
Outstanding, and Converted at December 31, 2003 and 2002, respectively	---	500,000
Series C Convertible, 750,000 Shares Authorized; 673,145 and 414,781 Issued and
Outstanding at December 31, 2003 and 2002, respectively	673,145	414,781
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized;
16,458,375 and 14,071,254 Issued and
Outstanding at December 31, 2003 and 2002, respectively	164,584	140,713
Additional Paid-In Capital	52,114,399	44,696,841
Accumulated (Deficit)	(55,576,831)	(43,805,746)

Total Stockholders' Equity (Deficit)	(2,569,668)	2,001,624

Total Liabilities and Stockholders' Equity (Deficit)	$2,699,196	$6,148,784

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2003	2002	2001

Revenue:
Application Systems	$492,700	$1,314,515	$490,000
Coatings, Sealants and Other Products	3,484,156	3,701,130	765,292

Total Revenue	3,976,856	5,015,645	1,255,292

Cost of Sales:
Application Systems	431,550	1,324,948	426,606
Coatings, Sealants and Other Products	2,517,385	2,633,880	608,705
Warranty Costs, Freight and Other Cost of Sales	1,514,119	223,392	25,579

Total Cost of Sales	4,463,054	4,182,220	1,060,890

Gross Profit (Loss)	(486,198)	833,425	194,402

Operating Expenses:
Selling, General and Administrative	7,155,729	9,770,869	2,899,297
Professional Fees	690,286	581,414	268,029
Depreciation and Amortization	671,567	389,809	402,240
Research and Development	509,020	820,533	1,250,213
Consulting Fees	192,206	554,025	734,273
Interest Expense	117,677	63,814	169,208
Impairment of Assets	837,011	---	913,490
Loss on Disposal of and Reduction in Value of Machinery and Equipment	613,390	96,297	---

Total Operating Expenses	10,786,886	12,276,761	6,636,750

Operating (Loss)	(11,273,084)	(11,443,336)	(6,442,348)

Income (Loss) From Discontinued Operations (Note 3)	---	599,601	(1,473,637)

Net (Loss)	$(11,273,084)	$(10,843,735)	$(7,915,985)

Net (Loss) Per Common Share-Basic
Continuing Operations	$(0.739)	(0.841)	$(0.056)
Discontinued Operations	---	0.044	(0.013)

Total	$(0.739)	(0.797)	$(0.069)

Weighted Average Shares Outstanding	15,264,815	13,605,769	115,362,354 *

Net (Loss) Per Common Share-Diluted
Continuing Operations	$(0.552)	(0.702)	$(0.055)
Discontinued Operations	---	0.037	(0.012)

Total	$(0.552)	(0.665)	$(0.067)

Weighted Average Shares Outstanding	20,436,794	16,313,776	118,216,602 *

*Pre 1-for-10 share consolidation. See Note 1.

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts

	Series A	Series B	Series C	Par Value
As of the Year Ended	Shares (a)	Shares	Shares	$1.00

December 31, 2001	62,500	500,000	---		$555,035

Issuance of Common Stock	---	---	---	$	---
Issuance of Common Stock	---	---	---	$	---
Share Consolidation (1-for-10)	---	---	---	$	---
Issuance of Preferred Stock	---	---	423,281		$423,281
Conversion of Preferred Stock to Common Stock	---	---	(8,500)		$(8,500)
Net (Loss)	---	---	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	---		---

December 31, 2002	62,500	500,000	414,781		$969,816

Issuance of Common Stock	---	---	---		---
Issuance of Preferred Stock	---	---	264,614		264,614
Conversion of Prefer red Stock to Common Stock	---	(500,000)	(6,250)		(506,250)
Net (Loss)	---	---	---		---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	---		---

December 31, 2003	62,500	---	673,145		728,180

(a) Par Value for the Series A Preferred Stock, which was the only preferred stock outstanding at December 31, 2000, excludes Offering Costs of $7,465.00.

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Common Stock Amounts			Additional
				Paid-In		Subscriptions
As of the Year Ended	Shares	Par Value$.01		Capital		Receivable

December 31, 2001	131,402,830		$1,314,028		$34,392,433		$(1,200,000)

Issuance of Common Stock	869,521		$8,695		$1,071,559	$	---
Issuance of Common Stock	---	$	---	$	---		$1,200,000
Share Consolidation (1-for-10)	(118,262,547)		$(1,182,625)		$1,182,625	$	---
Issuance of Preferred Stock	---	$	---		$8,042,339	$	---
Conversion of Preferred Stock to Common Stock	61,450		615		7,885	$	---
Net (Loss)	---	$	---	$	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---	$	---	$	---

December 31, 2002	14,071,254		$140,713		$44,696,841	$	---

Issuance of Common Stock	1,593,996		$15,940		$1,891,787	$	---
Issuance of Preferred Stock	---	$	---		$5,027,666	$	---
Conversion of Preferred Stock to Common Stock	793,125		$7,931		$498,319	$	---
Net (Loss)	---	$	---	$	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---		$(214)	$	---

December 31, 2003	16,458,375		$164,584		$52,114,399	$	---

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Accumulated
As of the Year Ended	(Deficit)		Total

December 31, 2001		$(32,702,377)		$2,359,119

Issuance of Common Stock	$	---		$1,080,254
Issuance of Common Stock	$	---		$1,200,000
Share Consolidation (1-for-10)	$	---		$-0-
Issuance of Preferred Stock	$	---		$8,465,620
Conversion of Preferred Stock to Common Stock	$	---		$-0-
Net (Loss)		$(10,843,735)		$(10,843,735)
Acc rued Dividend on Preferred Stock
and Other Adjustments		$(259,634)		$(259,634)

December 31, 2002		$(43,805,746)		$2,001,624

Issuance of Common Stock	$	---		$1,907,727
Issuance of Preferred Stoc k	$	---		$5,292,280
Conversion of Preferred Stock to Common Stock	$	---	$	---
Net (Loss)		$(11,273,084)		$(11,273,084)
Accrued Dividend on Preferred Stock
and Other Adjustments		$(498,001)		$(498,215)

December 31, 2003		$(55,576,831)		$(2,569,668)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(11,273,084)	$(11,443,336)	$(6,442,348)
Discontinued Operations	---	599,601	(1,473,637)
Adjustments to Reconcile Net (Loss) to Net Cash Provided
(Used) by Operating Activities:
Depreciation and Amortization	671,567	389,809	402,240
Impairment of Goodwill	837,011	---	913,490
Commitments and Contingencies	---	(600,622)	---
Disposition and Reduction in Value of Machinery and Equipment	613,390	217,787	---
Purchases of Cost of Goods Sold	640,688	---	---
Non-Cash Operating Activities:
Board of Director Fees	174,000	23,625	78,750
Interest	65,913	37,620	80,839
Legal Fees, Settlements and Other Services	6,000	54,750	416,493
Consultant Fees	---	160,575	487,136
Other Compensation	42,094	270,690	643,106
Changes in Assets and Liabilities:
Prepaid Expenses	110,423	57,281	(132,777)
Accounts and Loans Receivable	166,124	449,647	(534,299)
Inventory	325,943	(1,073,228)	(187,007)
Other Current Assets	1,484	(36,542)	(52,241)
Accounts Payable and Accrued Expenses	636,222	1,360,317	483,388
Deferred Income	7,500	70,000	(50,000)
Commitments and Contingencies	---	---	(70,317)

Net Cash (Required) by Operating Activities	(6,974,725)	(9,462,026)	(5,437,184)

Cash Flows From Investing Activities
(Acquisition) of Machinery and Equipment	(85,947)	(794,632)	(980,871)
Disposition of Machinery and Equipment	---	---	328,226
(Acquisition) of Intangibles	(16,939)	(91,962)	(784,362)
(Increase) Decrease of Deposits and Other Non-Current Assets	27,857	(109,836)	(1,724)

Net Cash (Required) by Investing Activities	$(75,029)	$(996,430)	$(1,438,731)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,

	2003		2002	2001

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock		$350,000	$6,223,000		$1,853,230
Proceeds of Notes and Credit Lines		1,649,938	2,846,753		1,079,797
(Payment) of Notes and Credit L ines		(1,648,173)	(2,615,590)		(899,502)
Proceeds of Loans from Related Parties		6,610,000	3,875,000		5,344,617
Proceeds (Issuance) of Notes Receivable		89,187	(348,412)		---

Net Cash Provided by F inancing Activities		7,050,952	9,980,751		7,378,142

Net Increase (Decrease) In Cash		1,198	(477,705)		502,227

Cash at Beginning or Period		41,520	519,225		16,998

Cash at End of Period		$42,718	$41,520		$519,225

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes		$-0-	$-0-		$-0-

Cash Payments for Interes t		$51,764	$26,193		$56,364

Non-Cash Investing Activities:
Capital Expenditures	$	---	$(100,000)	$	---
Acquisition of Subsidiaries		---	---		(805,000)

Total Non -Cash Investing Activities	$	---	$(100,000)		$(805,000)

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$288,007	$547,260		$1,706,324
Repaymen t of Debts		6,550,000	3,875,000		7,872,747
Acquisition of Subsidiaries		---	---		805,000
Capital Expenditures		---	100,000		---

Total Non-Cash Financing Activities		$6,838,007	$4,522,260		$10,384,071

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

Organization

The Company was incorporated in October 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. in January 1991. On October 27, 1993, the legal name of the Company was changed to Winners All International, Inc. The Company was operationally inactive from August 1, 1995 through January 26, 1997. Pursuant to a January 29, 1997 Board of Directors meeting, resolutions pertaining to discontinuing all former operations, retroactive to the year ended July 31, 1995 were ratified, and recommenced operations. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. On February 8, 1999, the legal name of the Company was changed to Urecoats Industries Inc. The Company operates two wholly-owned subsidiaries, RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.) and Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.).

Business

The Company, through its subsidiaries, acquires, develops, markets, sells, manufactures, and distributes coatings, paints, sealants, and urethanes to industry.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (Application Systems) or average cost (all other inventory) versus market (net realizable value). Cost is determined by the first-in, first-out method.

Machinery and Equipment

Machinery and equipment are recorded at historical cost. Depreciation of machinery and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets, are capitalized. Upon retirement or disposal of the machinery and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

Goodwill and Purchased Intangible Assets

Statement of Financial Accounting Standards no. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. Based upon the impairment tests performed, there was an impairment of goodwill for the period ended December 31, 2003 of $837,011. There can be no assurance that future goodwill impairment tests will not result in additional charges to earnings.

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

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred. The Company spent $509,020 on research and development during 2003.

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

Warranty Reserves

The Company established a warranty reserve policy, calculated at 3% of revenue, and an allowance for doubtful accounts reserve. The amount reserved for warranties is $608,034 and allowance for doubtful accounts is $358,607 through December 31, 2003. During the second quarter, the Company began to experience an increase in warranty costs rel ating to product application specifications, contractor practices, and other product issues which are discussed in Part I, Item 1, Research and Product Developments section, of this report. The Company’s technical department evaluated the exposure on a per project basis, which resulted in an increased June 30, 2003 warranty reserve. The warranty reserve was evaluated again at December 31, 2003 and it was determined that claims had been settled and certain outstanding exposure were being mitigated by other sources; therefore, the reserve was reduced by $250,000 to its current balance.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In addition, the common stockholders of the Company approved a 1-for-10 reverse split and share consolidation on May 28, 2002, which was effectuated at the close of business on May 30, 2002.

Development Stage

The Company exited its development-stage and began operations on January 1, 2001.

New Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance on SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003. The adoption did not have a material effect on the Comp any’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities . The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company adopted the provisions of SFAS No. 149 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect our consolidated financial statements. The Company adopted the provisions of SFAS No. 148 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The Company adopted the provisions of SFAS No. 146 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

Note 2. Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems.

While the accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has not earned profits to date, has incurred recurring losses and negative cash flows from operations, and at December 31, 2003 has an accumulated deficit, net of dividends, of $(55,576,831) and its current liabilities exceeded its current assets by $3,901,372 and its total liabilities exceeded its total assets by $2,569,668. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing mainly from Richard J. Kurtz, the Chairman of the Board, to fund its operations over the past 5 five years. A strategic organizational initiative was initiated in the second quarter of 2003 which was designed to reduce the Company’s operating expenses and costs on an annualized basis, increase its effectiveness in delivering products to existing and potential new customers, and set the stage for the Company to achieve profitability in the near future. The latter half of 2003 up to the date of this report begins to reflect the results of our strategic organizational initiative.

Additionally, during the third quarter of 2003, the Company addressed certain problems encountered in the field with its RSM Series™ products, which resulted in a near term decline in revenue for the annual period. See Note 1, Warranty Reserves . The Company estimates that approximately $4.25 million will be required for continuing operations in 2004.

Although no formal commitment has been received from the Chairman of the Board to fund the Company’s operating requirements for the 2004 year, the Company has received for the period beginning as of January 1, 2004 through March 4, 2004, loans amounting to $920,000 from the Chairman of the Board, which are bearing interest at 9% per annum. In addition, the Company is seeking to raise cash proceeds of at least $4,000,000 privately, on a best efforts basis, pursuant to a private placement offering. The Company expects to seek to obtain additional funding through private debt and/or equity; however, there can be no assurance as to the availability or terms upon which such financing and capital might be available. Although no assurances can be given, the Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the cash proceeds goal of at least $4,000,000 will be sufficient to satisfy its capital requirements for the 2004 year. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan including an increase in revenue, decrease in operating costs and expenses, and seeking additional forms of debt and/or equity financing. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, and the reported net losses and balance sheet classification used.

Note 3. Discontinued Operations.

On April 14, 1999, the Board of Directors passed a unanimous resolution to discontinue the activities of Designer Wear, Inc. ("DWI") and ROK International, Inc. ("ROK"), retroactive for the year ended December 31, 1998. DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products. Rainguard Roofing Corporation was acquired, effective January 1, 2001, primarily for the Company to field test its RSM Series™ flagship products, RSM-100™ and BlueMAX™, and generate revenue. The Company divested the roof contracting business, effective December 31, 2001, which is reflected in (Loss) from Discontinued Operations in the amount of $(1,662,183).

A summary of the (loss) from discontinued operations for the years ended December 31,

	2003		2002		2001

Revenue	$	---	$	---	$1,352,463
Cost of Sales		---		---	1,949,212

Gross Profit (Loss)		---		---	(596,749)
Operating Expenses		---		1,021	1,065,434
Other Income		---		600,622	188,546

Income (Loss) from Discontinued Operations	$	---		599,601	(1,473,637)

During 2002, the Company evaluated all circumstances and that a period of five years had passed since any material communication relating to these commitments and contingencies, and decided that a commitments and contingency reserve was no longer required.

Note 4. Acquisition.

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

Year Ended December 31, (UNAUDITED PRO FORMA)

2001

Revenue	$2,883,166
Cost of Sales	2,129,696

Gross Profit	753,470
Operating Expenses	7,177,433

Operating (Loss)	(6,423,963)
(Loss) From Discontinued Operations	(1,473,637)

Net (Loss)	$(7,897,600)

Note 5. Inventory.

The following is a summary of inventories for the years ending December 31,

	2003		2002

Raw Materials	$	---	$177,695
Finished Goods		743,104	1,238,979

Total		$743,104	$1,416,674

During 2003 the value of the application systems held in inventory were reduced by $555,700, to their net realizable value.

Note 6. Machinery and Equipment.

The following is a summary of machinery and equipment for the years ending December 31,

			Estimated
	2003	2002	Useful Life

Vehicles	$249,272	$414,011	5 Years
Leasehold Improvements	388,478	694,827	3 Years
Office Equipment	267,398	549,232	5 Years
Machinery and Equipment	229,706	628,397	5 Years

Total Machinery and Equipment	1.134,854	2,286,467
Less: Accumulated Depreciation	(534,440)	(772,404)

Total Machinery and Equipment, Net	$600,414	$1,514,063

Depreciation expense for the years ended 2003, 2002 and 2001, was $386,206, $379,146, and $401,929, respectively. There was a Loss on Disposal of Assets of $290,749, which relates to the disposition of obsolete machinery and equipment, and leasehold improvements relating to space that was vacated in 2003. The reduction in value of machinery and equipments of 322,641 relates to a reduction in the net book value of the Application Systems held by the company.

Note 7. Intangibles.

The following is a summary of intangibles for the years ending December 31,

	2003	2002

Goodwill	$774,000	$1,611,011
Patent Costs	216,024	199,085
Proprietary Formula Acquisition Costs	80,000	80,000

Total Intangibles	1,070,024	1,890,096
Less: Accumulated Amortization	(296,024)	(10,663)

Total Intangibles, Net	$774,000	$1,879,433

Amortization of intangible costs for the years ended 2003, 2002 and 2001, were $285,361, $10,663, and $-0-, respectively.

Goodwill arising from the cost, in excess of fair market value of tangible assets and liabilities acquired, results from the Company's 2001 acquisition of Infiniti Products, Inc. After evaluation by management, as described in Note 1, Goodwill and Purchased Intangible Assets , the asset was impaired by $837,011, leaving a balance of Goodwill in the amount of $774,000.

The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of intangible assets. In 2003, the patent costs and formula acquisition costs relating to its RSM Series™ flagship products were deemed to have no intangible value and were fully amortized.

Note 8. Accounts Payable and Accrued Expenses.

The following is a summary of accounts payable for the years ending December 31,

	2003	2002

Accounts Payable	$1,690,555	$2,615,127
Accrued Payroll Taxes	---	358
Accrued Severance	143,898	---
Accrued Expenses	55,708	---
Accrued Sales Taxes	12,095	39,188
Accrued Other	93,524	124,046
Accrued Warranty Reserve	608,034	129,962
Accrued Dividend Payable	776,983	278,768
Accrued Litigation	929,091	---

Total Accounts Payable and Accrued Expenses	$4,309,888	$3,187,449

Note 9. Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31,

	2003	2002

2.9% - 18% - Various Notes Payable, Due in Monthly Installments of $4,260, $8,770,
respectively, including Interest, Maturing through 2006, Secured by Equipment	$78,929	$135,184
12% Notes Payable, payable on Demand, Unsecured	$15,500	15,500

	$94,429	$150,684
Less: Current Maturities	(42,080)	(105,257)

Total Long-Term Debt	$52,349	$45,427

Debt Maturity Schedule
Years Ending December 31
2004	42,080
2005	41,673
2006	10,675

	$78,929

Note 10. Short-Term Notes and Loans Payable.

The Company has two operating line of credits. The first line of credit is for $300,000, bears interest at prime plus 1% per annum, matures July 31, 2004, and is secured by assets of the Infiniti Products, Inc. and a personal guarantee from the Chairman of the Board. The second line of credit is for $500,000, bears interest at prime plus 2% per annum, matures May 1, 2004, and is secured by assets of RSM Technologies, Inc. and the Chairman of the Board is a co-borrower for added security for the institution. For the years ended December 31, 2003 and 2002, the first line of credit balances were $297,129 and $239,027, respectively, and the second line of credit balances were $499,918 and $500,000 respectively.

Note 11. Related Party Transactions.

The following is a summary of related party transactions for the years ending December 31, 2003 and 2002,

(i)      The Chairman of the Board loaned Infiniti Products, Inc. $60,000 in December of 2003. This loan is payable on demand and accrues interest at 9%.

(ii)      The Company issued common stock to officers and directors as follows:

	2003					2002

	Shares		Value			Shares		Value

Consulting Fees	---		$	---		42,500		$154,275
Other Compensation	84,202			34,474		147,021		270,690
Severance Compensation	12,000			7,620
Board of Director Fees	496,000	(c)		174,000	(d)	1,283,500	(a)	23,625	(b)
Mandatory Conversion of Series B Convertible Preferred Stock	750,000	(e)		-0-	(e)	---		---
Cancellation of Indebtedness	499,460			1,323,633

	1,841,662			$1,539,727		1,473,021		$448,590

(a) This amount represents the aggregate number of shares issued for Board of Director Fees in 2002, of which 1,276,000 shares were issued but not vested under the 2002 Non-Employee Director Restricted Stock Plan and 7,500 shares were issued and vested under a prior Board of Director Fee program before the approval of the 2002 Non-Employee Director Restricted Stock Plan by the common stockholders of the Company.
(b) This amount represents the value recorded for the 7,500 shares of common stock issued and vested under the prior Board of Director Fee program referred to in footnote (a).
(c) This amount represents the vested portion of an aggregate of 1,276,000 shares issued under the 2002 Non-Employee Director Restricted Stock Plan in 2002 (as described in footnote (a)), which were issued in 2002 but not vested or valued at December 31, 2002, and the amount of shares issued but not vested in 2003 pursuant to the 2002 Non-Employee Director Restricted Stock Plan.
(d) This amount represents the value recorded for the 400,000 shares of common stock issued but not vested in 2002 under the 2002 Non-Employee Director Restricted Stock Plan, which vested in 2003.
(e) This amount represents the common stock issued to the Chairman of the Board upon the Mandatory Conversion of his Series B Convertible Preferred Stock on September 30, 2003, which Series B Convertible Preferred Shares were paid for by cancellation of $2,500,000 of indebtedness and valued in 2001.

(iii)            The Company issued preferred stock to directors, as follows:

	2003		2002

	Shares	Value	Shares	Value

Cancellation of Indebtedness	264,614	5,292,280	195,631	$3,912,620
Private Placement	---	---	125,000	2,500,000

	264,614	5,292,280	320,631	$6,412,620

(iv)            The following is a detailed summary of related party transactions for the year ended December 31, 2003:

(a)     The Chairman of the Board has personally guaranteed $361,000 of notes and is a co-borrower for added security on a $500,000 line of credit from financial institutions, and $912,000 for primary suppliers. See Note 10 – Short-Term Notes and Loans Payable.

(b)     The Company has a Key Man Life Insurance Policy in place covering the Chairman of the Board. The policy is an annually renewable $3,000,000 term life policy and the Company is the beneficiary.

(c)     During 2003, the Company issued the Chairman of the Board 54,369 shares of Series C Convertible Preferred Stock pursuant to final exercise of his first Series C Preferred Stock Option Agreement, which shares were paid for by cancellation of $1,087,380 in short term loans bearing interest at 9% per annum that he provided to the Company throughout the 2003 year for operating expenses. See Note 17 – Stockholders’ Equity, Preferred Stock, Series C Convertible Preferred Stock Options.

(d)               During 2003, the Company issued the Chairman of the Board 210,245 shares of Series C Convertible Preferred Stock pursuant to partial and final exercises of his second Series C Preferred Stock Option Agreement, which shares were paid for by cancellation of $4,204,900 in short term loans bearing interest at 9% per annum that he provided to the Company throughout the 2003 year for operating expenses. See Note 17 – Stockholders’ Equity, Preferred Stock, Series C Convertible Preferred Stock Options.

(e)     During 2003, the Company issued the Chairman of the Board 300,000 shares of common stock pursuant to the exercise of his Non-Statutory Stock Option, which shares were paid for by cancellation of $1,188,000 in short term loans bearing interest at 9% per annum that he provided to the Company throughout 2003 for operating expenses. See Note 16 – Stock Options, 2000 Stock Purchase and Option Plan.

(f)                During 2003, 400,000 shares of restricted common stock were vested and issued to directors under the 2002 Non-Employee Director Restricted Stock Plan and were valued at $174,000. These shares were part of the 1,276,000 shares treated as outstanding as of December 31, 2002. The remaining shares are in the custody of the Company u ntil such time that they are earned. Refer to the table and footnotes in Section (iii) above.

(g)                      During 2003, 96,000 shares of restricted common stock were awarded to directors under the 2002 Non-Employee Director Restricted Stock Plan and not valued. These shares were awarded pursuant to the 2002 Non-Employee Director Restricted Stock Plan for Board of Directors Fees at the 2003 Annual Meeting and vest, subject to the terms of the 2002 Non-Employee Director Restricted S tock Plan, at the next annual meeting. These shares are in the custody of the Company u ntil such time that they are earned. Refer to the table and footnotes in Section (iii) above.

(h)     During 2003, the Company issued 84,202 shares of restricted common stock to current and former officers and a former officer/director as other compensation in connection with their employment, which transactions were valued and recorded at $34,474. Refer to the table in Section (iii) above.

(i)                During 2003, the Company issued 12,000 shares of restricted common stock to former officers as severance compensation in connection with the termination of their employment agreements, which transactions were valued and recorded at $7,620. Refer to the table in Section (iii) above.

(j)                During 2003, the Company issued 199,460 shares of restricted common stock to an entity controlled by a director under a private placement, which shares were paid for by cancellation of $135,633 in short term loans bearing interest at 9% per annum. Refer to the table in Section (iii) above.

(k)               During 2003, the Company accrued $94,658 of dividends related to the Series B Convertible Preferred Stock, which was solely owned by the Chairman of the Board. See Note 17. Stockholders' Equity, Preferred Stock, Series B Convertible Preferred Stock.

(l)                During 2003, the Company accrued $288,144 of dividends related to the Series C Convertible Preferred Stock, for an entity controlled by a director and shares held by the Chairman of the Board. See Note 17. Stockholders' Equity, Preferred Stock, Series C Convertible Preferred Stock and Reserve and Accrued Dividends for Series C Convertible Preferred Stock , respectively.

(m)               During 2003, the Company issued the Chairman of the Board 750,000 shares of restricted common stock, pursuant to the Mandatory Conversion of his 500,000 shares of Series B Convertible Preferred Stock, which Series B Convertible Preferred Stock was purchased in 2001 and previously valued at $2,500,000. Refer to the table and footnotes in Section (iii) above.

Note 12. Deferred Income.

The deferred income of $70,000 in 2002 relates to the sale of an Application System that contained a right of return provision until June 2003. This unit was returned during 2003 so the revenue was not recognized. The $7,500 relates to a deposit paid on an Application System.

Note 13. Commitments and Contingencies.

Leases

The Company has operating leases as follows:

	Location	Description of Operations	Terms

1.	Deerfield Beach, Florida	Corporate Headquarters, Manufacturing, Distribution, Training, Marketing, Research and Development, and Sales	02-01-2002	to	03-01-2006
2.	Deerfield Beach, Florida	On the Market for Subletting	01-01-2002	to	10-01-2005
3.	Apopka, Florida*	Research and Development	Month	to	Month

*This facility was leased on a month-to-month basis at $3,000 per month. The lease was terminated on March 1, 2004.

Future minimum lease payments required under the non-cancelable operating leases are as follows:

	Year Ending December 31	Operating Leases

	2004	$173,427
	2005	163,758
	2006	25,113

Total Minimum Lease Payments		$362,298

Rent expense for the years ended December 31, 2003, 2002, and 2001 was $451,225, $263,908, and $147,658 respectively.

Litigation

(a)   Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.

On May 15, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and numerous other claims under various common law and statutory theories. These two cases were consolidated in 2003. The Plaintiffs are husband and wife chemists who were retained as consultants to Urecoats International, Inc. pursuant to written consulting agreements. The agreements are dated in March 2000 and expired by their terms in March 2001. They were not renewed. The contracts required, among other things, for the Plaintiffs to build “a full production delivery system” for a sprayable polyurethane and asphalt-based product. The Plaintiffs were paid all of their monthly payments under the two agreements. Plaintiff Rajalingam claims that he is owed $99,000 plus interest pursuant to his consulting agreement (which was money allegedly owed to him under a prior consulting agreement) and he was entitled to have restrictions lifted on 500,000 (50,000 post-split) shares of common stock in Urecoats Industries Inc. Plaintiff Umarani claims that she was entitled to have restrictions lifted on 311,000 (31,100 post-split) shares of common stock in Urecoats Industries Inc. They are seeking the monetary value of that common stock as of March 20, 2001. Moreover, both Plaintiffs owned approximately 2.15 million (215,000 post split) shares of additional restricted common stock in Urecoats Industries Inc. for which they are seeking the monetary value. Plaintiffs claim that they would have sold their common stock in March 2002, although this fact as well as the value they would have received from the sale of these shares is in dispute. The Plaintiffs are also seeking punitive damages, which the Company believes are questionable under Florida law and will be vigorously challenged on appeal if awarded, together with the claims against the individual officers and the tort claims against the corporate entities. All of the motions to dismiss were denied and accordingly trial will be on all of the claims asserted. The trial is scheduled to begin in either April or May 2004. Settlement talks have failed and the Company has instructed its litigation counsel to prepare for trial. The outcome of this case cannot be determined at this time.

(b)   Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

On October 3, 2003, in the Hillsborough County State Court, Division H, Plaintiffs filed a complaint against Urecoats Industries Inc. and Michael T. Adams, John G. Barbar, and a former officer of the Company, individually, alleging common law fraud and rescission in connection with their purchase of common stock in the Company. Plaintiff Hyer purchased $100,000 worth of common stock in June 2003 and Plaintiff Sun Coatings purchased $250,000 worth of common stock in July 2003. Plaintiffs allege that the Company and certain present and former officers failed to disclose the current financial condition of the Company and its subsidiaries (notwithstanding that Plaintiffs signed subscription agreements admitting that they were provided all relevant and requested financial information). The Defendants’ motion to dismiss was denied by Order dated January 20, 2004. The Defendants answered the complaint on February 13, 2004 and asserted, among others, the affirmative defense that Plaintiffs’ claims are barred by their signed subscription agreements. Discovery has not yet commenced and no trial date is set. The Company will vigorously defend this case and the outcome cannot be determined at this time.

(c)   Various Other Litigation

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

See also Note 8 – Accounts Payable and Accrued Expenses.

Note 14. Income Taxes.

At December 31, 2003, the Company has taxable net operating loss carry-forwards of approximately $54,404,000 to be utilized to offset taxable income arising from the next 3 to 20 years. The Company files a consolidated income tax return and cumulative timing difference between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

Cumulative Benefit of Net Operating Loss Carry-Forwards	$54,786,000
Issuance of Stock for Officers and Directors Compensation	(282,000)
Tax Depreciation versus Book Depreciation	(100,000)

$54,404,000

Total Deferred Tax Asset	$17,953,320
Less Valuation Allowance	(17,953,320)

Net Deferred Tax Asset	$-0-

It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

Note 15. Securities Transactions.

Common Stock

(a)     The Company issued 782,794 shares of restricted common stock as part of a private placement for $485,633, of which 199,640 shares were issued to an entity controlled by a director for the cancellation of indebtedness totaling $135,633. See also Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (j).

(b)     The Company issued an aggregate of 1,276,000 shares of restricted common stock to directors under the 2002 Non-Employee Director Restricted Stock Plan, which vest pursuant to the terms of plan. These shares were not vested, valued, recorded, or treated as outstanding as of December 31, 2002. As of December 31, 2003, 400,000 shares of restricted common stock had vested and were released to the directors, and recorded and valued at $174,000. The remaining 876,000 shares are in the custody of the Company until such time that they are earned. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (f).

(c)     During 2003, 96,000 shares of restricted common stock were awarded to directors under the 2002 Non-Employee Director Restricted Stock Plan and not valued. These shares were awarded pursuant to the 2002 Non-Employee Director Restricted Stock Plan for Board of Direc tors Fees at the 2003 Annual Meeting and vest, subject to the terms of the 2002 Non-Employee Director Restricted Stock Plan, at the next annual meeting. These shares are in the custody of the Company until such time that they are earned. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (g).

(d)     The Company issued 750,000 shares of restricted common stock from conversions of Series B Convertible Preferred, which shares were valued and recorded in the aggregate at $2,500,000. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (m).

(e)     The Company issued 300,000 shares of common stock to the Chairman of the Board pursuant to the exercise of his Non-Statutory Stock Option granted under the 2002 Stock Purchase and Option Plan, which was paid for by the cancellation of indebtedness totaling $1,188,000. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (e).

(f)     The Company issued an aggregate of 84,202 shares of restricted common stock as other compensation to current and former officers, including a former officer/director, which shares were valued and recorded in the aggregate at $34,474. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (h).

(g)     The Company issued an aggregate of 12,000 shares of restricted common stock as severance compensation in connection with the termination of two former officers employment agreements, which shares were valued and recorded at $7,620. See Note 11 - Related Party Transactions, Section (ii) and Section (iv), Item (i).

(h)     The Company issued an aggregate of 43,125 shares of restricted common stock from conversions of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was previously valued and recorded in the aggregate at $125,000.

(i)            The Company issued an aggregate of 15,000 shares of common stock pursuant to a legal settlement, which shares were valued and recorded in the aggregate at $18,000.

Preferred Stock

(a)          The Company issued 54,369 shares of Series C Convertible Preferred Stock to the Chairman of the Board pursuant to the final exercise of his first Series C Preferred Stock Option in exchange for cancellation of short term loans bearing interest at 9% per annum aggregating to $1,087,380. See Note 11 - Related Party Transactions, Section (iii) and Section (iv), Item (c).

(b)          The Company issued an aggregate of 210,245 shares of Series C Convertible Preferred Stock to the Chairman of the Board pursuant to exercises of his second Series C Preferred Stock Option in exchange for cancellation of short term loans bearing interest at 9% per annum aggregating to $4,204,900. See Note 11 - Related Party Transactions, Section (iii) and Section (iv), Item (d).

(c)     The Company converted an aggregate of 6,250 shares of Series C Convertible Preferred Stock, which shares were originally valued and recorded in the aggregate at $125,000 to restricted common stock. See Common Stock, Item (h) above.

Note 16. Stock Options.

The Compensation Committee of the Board of Directors administers the Company's stock option activities relating to Plan and Non-Plan stock options. Each of the plans are briefly described below:

1998 Employee and Consultant Stock Option Plan

On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"). Under the 1998 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1998 Plan provides for the grant of an aggregate of 300,000 options, which are exercisable for common stock. There were 288,000 options exercised and 12,000 options available for grant under the 1998 Plan as of December 31, 2003.

1999 Consultant and Employee Stock Purchase and Option Plan

The 1999 Consultant and Employee Stock Purchase and Option Plan was approved by shareholders on February 8, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for the grant of an aggregate of 800,000 options, which are exercisable for common stock. There were 702,450 options exercised, 11,150 options outstanding, and 86,400 options available for grant under the 1999 Plan as of December 31, 2003.

2000 Stock Purchase and Option Plan

The 2000 Stock Purchase and Option Plan was approved by shareholders on June 20, 2000 ("2000 Plan"). Under the 2000 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2000 Plan provides for the grant of an aggregate of 500,000 options, which are exercisable for common stock. There were 366,000 options exercised, 42,300 options outstanding, and 91,700 options available for grant under the 1999 Plan as of December 31, 2003.

2002 Stock Purchase and Option Plan

The 2002 Stock Option Plan was approved by shareholders on May 28, 2002 ("2002 Plan"). Under the 2002 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 2002 Plan provides for the grant of an aggregate of 325,000 options, which are exercisable for common stock. There were -0- options exercised, 106,521 outstanding, and 218,479 options available for grant under the 2002 Plan as of December 31, 2003.

Non-Plan Options

The Company grants restricted options from time to time for special circumstances ("Non-Plan options"). The Company granted 173,159 and canceled 10,856 Non-Plan Options during 2003. There were –0– Non-Plan Options exercised and 223,159 Non-Plan Options outstanding as of December 31, 2003.

Plan and Non-Plan Option Activity Tables

The status of the Company's Plan and Non-Plan stock option activities for the years ended December 31 is summarized as follows:

	2003*		2002*		2001

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Options Outstanding -Beginning of Year	739,450	$3.21	492,050	$3.90	1,483,000	$0.371
Granted	188,159.84		493,800	2.55	4,440,000	0.395
Exercised	(315,000)	3.83	(100,000)	1.00	(899,000)	0.339
Canceled	(140,335)	2.99	(133,500)	1.78	(103,500)	1.070
Expired	(100,000)	1.78	(12,900)	10.01	---	---

Options Outstanding – End of Year	372,274	2.63	739,450	3.21	4,920,500	0.397

Options Exercisable – End of Year	239,024	$3.33	516,783	$3.66	4,438,000	$0.389

*The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2003:*

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/03	Weighted Average Exercise Price

$ .70 - $ 2.99	184,786	1.3	$.93	64,786	$.97
$3.00 - $ 4.29	129,988	1.8	$3.04	106,988	$3.04
$4.30 - $ 5.89	20,000	2.0	$4.38	9,750	$4.42
$5.90 - $10.00	37,500.9		$8.30	57,500	$7.74

$ .70 - $10.00	352,274	1.46	$2.49	239,024	$3.67

* The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No c ompensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements ( See Note 23) and board of director fees prior to the establishment of the 2002 Non-Employee Director Restricted Stock Plan ( See Note 20). No compensation expense was recorded for any non-plan restricted stock options ("Non-Plan Options"). Had compensation expense for the Company's stock options under the stock-based incentive compensation plans described above (excluding Non-Plan Options) been recognized based upon the fair value for awards granted, the Company's net (loss) would have been increased to the following pro forma amounts:

F-20

	2003	2002	2001

Net (Loss), as Reported	$(11,273,084)	$(10,843,735)	$(7,915,985)
Stock-Based Compensation Expense Determined Under Fair Value Based Method, Net of Tax (a)	-0-	-0-	-0-

Pro Forma Net (Loss)	$(11,273,084)	$(10,843,735)	$(7,915,985)

(Loss) Per Share:
As Reported Basic	$(0.739)	$(0.797)	$(0.069)
As Reported Diluted	$(0.552)	$(0.665)	$(0.067)
Pro Forma Basic	$(0.739)	$(0.797)	$(0.069)
Pro Forma Diluted	$(0.552)	$(0.665)	$(0.067)

(a) As a result of the Company's highly volatile common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value of these options to be indeterminable. Accordingly, for the years ended December 31, 2003, 2002, and 2001, the value of the options is deemed to be -0-.

Note 17. Stockholders' Equity.

Preferred Stock

Series A Convertible Preferred Stock

The Board of Directors reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .036 shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation, to have the same voting rights as the common stock, and to share equally in payments of any dividends declared by the Board of Directors.

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, $1.00 par value, and authorized 500,000 shares for issuance. The stated value per each share of Series B Convertible Preferred Stock was $5.00, which included a par value of $1.00 per share. The certificate of designation of preferences of the Series B Convertible Preferred Stock had a mandatory conversion date of September 30, 2003. On September 30, 2003, the Company converted its Series B Convertible Preferred Stock, all of which were owned by the Chairman of the Board, into 750,000 shares of restricted common stock (the conversion rate was 1.5 shares of restricted common stock for each share of Series B Convertible Preferred Stock). The registered holder of the outstanding Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series B Convertible Preferred Stock, which annual per annum rate increased to 9% in 2002. Such dividend was payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2001. Such dividend accrued on each share of Series B Convertible Preferred Stock from the date of issuance of such Series B Convertible Preferred Stock (with appropriate proration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared. Dividend payments made with respect to the Series B Convertible Preferred Stock may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. There are accrued dividends of $94,658 as of September 30, 2003.

Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, $1.00 par value, and authorized 750,000 shares for issuance. The stated value per each share of Series C Convertible Preferred Stock is $20.00, which includes the par value of $1.00 per share. The holders of the outstanding Series C Convertible Preferred Stock have no voting rights with respect to the Series C Convertible Preferred Stock, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. A holder has the right, at such holder's option, to convert each share of Series C Convertible Preferred Stock according to a conversion ratio into shares of restricted common stock, $.01 par value per share (as converted, the "conversion shares"), on the terms and conditions set forth in the certificate of designation. The conversion ratio means the number of shares of restricted common stock issuable upon conversion of each share of Series C Convertible Preferred Stock which number of shares of common stock varies depending upon the number of shares of Series C Convertible Preferred Stock purchased.

The price per share of common stock into which each share of Series C Convertible Preferred Stock is convertible is determined at the time of purchase pursuant to a discount formula related to the amount of investment by each investor. The discount formula is based upon two variables in order to determine price per share of common stock: (1) the total amount of the subscription on date of purchase which shall determine the applicable discount; and (2) the average of the closing bid prices per share for the common stock during the thirty (30) trading days immediately preceding (and including) the date of subscription for the Series C Convertible Preferred Stock, to determine the price per share of common stock and the applicable discount, on the following basis: $100,000 to $249,999 equals a 15% discount; $250,000 to $499,000 equals a 20% discount; and $500,000 and greater equals a 25% discount. Once determined, the price per share (of common stock into which each share of the Series C Convertible Preferred Stock is convertible) is divided into the amount paid per share for the Series C Convertible Preferred Stock in order to determine the number of shares of common stock issuable upon conversion of each share of Series C Convertible Preferred Stock. Subject to the restrictions in the certificate of designation, any holder is entitled to convert any or all of the Series C Convertible Preferred Stock into fully paid and nonassessable restricted shares of common stock at the conversion ratio at any time on or from time to time after 180 days (the "conversion waiting period") from the initial date of issuance of the first share of Series C Convertible Preferred Stock. The certificate of designation of preferences of Series C Convertible Preferred Stock includes a mandatory conversion date of January 1, 2004. The registered holders of the outstanding Series C Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series C Convertible Preferred Stock. Such dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2002 (each of such dates being a "dividend payment date"). Such dividend accrues on each share of Series C Convertible Preferred Stock from the date of issuance of such share of Series C Convertible Preferred Stock (with appropriate pro-ration for any partial dividend period) and accrues from day-to-day, whether or not earned or declared. Dividend payments made with respect to the Series C Convertible Preferred Stock may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor.

Series C Convertible Preferred Stock Options

The Company entered into two Series C Preferred Stock Option Agreements with the Chairman of the Board (the "optionee") dated January 8, 2002 and March 21, 2003, respectively (“Series C Options”). Pursuant to and subject to the terms and conditions of the Series C Options, the Company granted to the optionee, the right and option (the "call option") to purchase at $20.00 per share (the "stated value") on the terms and conditions stated therein all or any part of an aggregate of 500,000 shares of the currently authorized and unissued Series C Convertible Preferred Stock, par value $1.00 per share, of the Company. The call options were exercisable, in whole or in part, during the period commencing with the date on which they were granted and ending on December 31, 2003, for payment in full: (i) in cash or certified check; (ii) securities or other liquidable property; (iii) acknowledgement of cancellation of the Company's indebtedness to the optionee; or (iv) any combination of the foregoing. Under the Series C Options, the optionee granted to the Company the right and option (the "exercise demand right") to require the optionee to exercise a portion of the call options up to a maximum aggregate of 250,000 shares of Series C Convertible Preferred Stock for each respective Series C Option. This exercise demand right was exercisable by the Company at any time or from time to time during the term that the call options, or any part thereof, was outstanding, solely to require the optionee to purchase as much of the Series C Convertible Preferred Stock necessary for continuance of the Company's operations during fiscal 2002 and 2003.

The exercise demand right remained outstanding for as long as the call options remained outstanding, and to the same extent as the call options. The Series C Options provided that if there was any change in the capitalization of the Company affecting in any manner the number or kind of outstanding shares of common stock of the Company, whether by stock dividend, stock split, reclassification or recapitalization of such stock, or because the Company had merged or consolidated with one or more other corporations (and provided the call options did not thereby terminate pursuant to their terms), then the number and kind of shares then subject to the call options and the price to be paid therefore would be commensurately adjusted by the Board of Directors. Any such adjustment was to be made without change in the aggregate purchase price applicable to the unexercised portion of the call options, but with an appropriate adjustment to the price of each share of Series C Convertible Preferred Stock or other unit of security covered by the call options. The price per share (of common stock into which the Series C Convertible Preferred Stock was convertible) under the Series C Options was $2.20 and $.50, respectively, for each share of restricted common stock. As of December 31, 2003, the optionee exercised an aggregate of 460,245 of the Series C Options by acknowledgement of cancellation of the Company’s indebtedness to the optionee in the aggregate amount of $9,204,900, and the remaining 39,755 Series C Options (under the March 21, 2003 Series C Preferred Stock Option Agreement) expired.

Reserve and Accrued Dividends for Series C Convertible Preferred Stock

The Company has reserved 12,375,024 shares of common stock to satisfy all issued, outstanding, and unconverted Series C Convertible Preferred Stock. See Note 25 - Subsequent Events. There are accrued dividends of $776,983 on all Series C Convertible Preferred Stock as of December 31, 2003.

Note 18. Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company currently relies upon two vendors to manufacture Application Systems on a "turn key" basis.

Note 19. Securities Capitalization.

The following table provides information relating to the Company's common and preferred stock capitalization as of December 31, 2003:

			Preferred

Shares	Common		Series A	Series B	Series C	Total of Series A, B and C

Authorized	40,000,000		750,000	500,000	750,000	2,000,000
Issued and Outstanding	16,449,750		62,500	-0-	673,145	735,645
Converted	N/A		687,500	500,000	14,750	1,202,250
Reserved	14,914,128	*	-0-	-0-	-0-	-0-

Available	8,636,122		-0-	-0-	62,105	62,105

*Reserves allocated as follows:
1998 Stock Option Plan	12,000		See also Note 16.
1999 Stock Option Plan	97,550		See also Note 16.
2000 Stock Option Plan	134,000		See also Note 16.
2002 Stock Option Plan	325,000	(1)	See also Note 16.
2002 Non-Employee Director Restricted Stock Option Plan	1,200,000		See also Note 20.
2002 Executive Incentive Plan	500,000		See also Note 21.
2002 Management Incentive Plan	---	(1)	See also Note 22.
Non-Plan Restricted Options	212,303		See also Note 16.
Executive Employment Agreements	56,001		See also Note 23.
Series A Convertible Preferred Stock	2,250		See also Note 17.
Series C Convertible Preferred Stock	12,375,024		See also Note 17.

Total	14,914,128

(1) The 2002 Management Incentive Plan is funded by 100,000 stock options under the 2002 Stock Option Plan

Note 20. 2002 Non-Employee Director Restricted Stock Plan.

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

Note 21. 2002 Executive Incentive Plan.

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

Note 22. 2002 Management Incentive Plan.

The Board of Directors approved the 2002 Management Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002. This plan is through December 31, 2005 and is funded by 100,000 stock options administered under the 2002 Stock Option Plan ( See Note 16 – Stock Options, 2002 Stock Purchase and Option Plan above).

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

No bonus awards were earned or granted for the year ended December 31, 2003.

Note 23. Executive Employment Agreements.

Two of the Company’s executive officers have long-term Executive Employment Agreements. These agreements commencing on January 1, 2002 are for a period of four years and provide for various types of compensation and incentives, as hereinafter described. The compensation and incentive elements in these agreements are as follows: (a) annual base salary , in various sums, which will be reviewed and may be increased from time to time, in the discretion of the Compensation Committee; (b) an aggregate amount of shares of restricted common stock as other compensation, subject to vesting in various share increments on a quarterly basis commencing on the effective date; (c) incentive stock options to purchase varying amounts of our shares of common stock, as defined in and pursuant to and in accordance with one of our existing stock option plans, or any successor plans as the Board may designate, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, shall be exercisable at any time, in whole or in part, within five (5) years of the date of grant, provided, further, these stock options will vest up to a varying maximum per year and after the end of each calendar year, in a number to be determined by dividing our common stock price as of the end of any applicable year into a number equal to 5% of any such year's excess revenues, rounded to the nearest integer. As used in the agreements, "Excess Revenues" means our annual revenues minus $1 million. The stock options that do not vest in any given year are carried over and added to a subsequent year's maximum; (d) eligible to earn performance awards from time to time that we may, in our discretion, determine to put into effect, with each executive being afforded an opportunity to earn a varying minimum aggregate of shares of our restricted common stock during the term of their agreement at a varying maximum number of shares during each calendar year with respect to these plans or arrangements. The administrator of these plans or arrangements will determine the performance criteria (which need not be identical) to be utilized to calculate the value of the Performance Awards, the term of such Performance Awards, the Payment Event, and the form and time of payment of Performance Awards. The specific terms and conditions of each Performance Award shall be set forth in a written statement evidencing the grant of such Performance Award. Upon the occurrence of a Payment Event, payment of a Performance Award will be made to each executive officer at fair market value on the date of the Payment Event, as the administrator in its discretion may determine; and (e) a discretionary bonus.

Note 24. Selected Quarterly Financial Data (Unaudited).

	2003 Quarters Ended,

	March 31	June 30	September 30		December 31

Revenue
Application Systems	$107,000	$332,700	$	---	$53,000
Coatings, Sealants and Other Products	931,602	1,170,243		712,181	670,130

Total Revenue	$1,038,602	$1,502,943		$712,181	$723,130
Gross Profit	83,811	(494,423)		(31,155)	(44,431)
(Loss) from Continuing Operations	(2,154,288)	(3,736,883)		(1,802,063)	(3,579,850)
Income (Loss) from Discontinued Operations	3,413	---		---	(3,413)
Net (Loss)	(2,150,875)	(3,736,883)		(1,802,063)	(3,583,263)
(Loss) Per Common Share – Basic	(0.151)	(0.241)		(0.109)	(0.218)
(Loss) Per Common Share – Dilutive	(0.117)	(0.179)		(0.082)	(0.157)

	2002 Quarters Ended (1),

	March 31	June 30	September 30	December 31

Revenue
Application Systems (2)	$646,538	$431,596	$262,817	$(26,436)
Coatings, Sealants and Other Products	673,961	1,262,139	1,268,523	496,507

Total Revenue	$1,320,499	$1,693,735	$1,531,340	$470,071
Gross Profit (3)	173,800	431,273	226,760	1,592
(Loss) from Continuing Operations	(2,372,750)	(2,374,359)	(3,028,252)	(3,667,975)
Income (Loss) from Discontinued Operations	---	---	---	599,601
Net (Loss)	(2,372,750)	(2,374,359)	(3,028,252)	(3,068,374)
(Loss) Per Common Share – Basic (1)	(0.180)	(0.179)	(0.228)	(0.226)
(Loss) Per Common Share – Dilutive (1)	(0.174)	(0.161)	(0.186)	(0.188)

Notes:
(1) On May 28, 2002, the common stockholders of the Company approved a 1-for-10 share consolidation and reverse split. All common stock shares and per share amounts have been adjusted to reflect this event.
(2) During the fourth quarter of 2002, we sold five (5) new Application Systems for a total of $357,500. This amount was offset by $280,000 for Application Systems returned; $70,000 for an Application System that was originally recorded as a sale, but due to additional commitments made to the customer, had to be deferred; and additional selling adjustments for $33,936.
(3) The gross profit for the fourth quarter reflects a reduction in the valuation of the Application Systems in inventory due to a change in the Company's pricing strategy motivated by competitive market and economic conditions.

Note 25. Subsequent Events.

(a)   Mandatory Conversion of Series C Convertible Preferred Stock

Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (t he “Mandatory Conversion Date”) were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of restricted common stock. No person, after the Mandatory Conversion Date, has any rights in respect of Series C Convertible Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as ad justed for the reverse split and share consolidation approved by the common stockholders on May 28, 20 02 and effectuated at th e close of business on May 30, 2002. Refer also to Note 17. Stockholders’ Equity and the footnotes to Note 19. Securities Capitalization.

(b)   Related Party Transactions

(i)     On January 1, 2004, the Company converted 460,245 shares of the Series C Convertible Preferred Stock held by the Chairman of the Board and majority shareholder into 10,684,800 shares of restricted common stock. See also Note 11. Related Party Transactions, Items (c) and (d), and Note 17. Stockholders' Equity.

(ii)     On January 1, 2004, the Company converted 100,000 shares of the Series C Convertible Preferred Stock held by a director, Mark A. Reichenbaum, into 830,000 shares of restricted common stock. As previously reported, during 2002, a corporation in which Mr. Reichenbaum owns a material interest, purchased 100,000 shares of the Company's currently authorized and unissued Series C Convertible Preferred Stock, par value $1.00 per share, which Series C Convertible Preferred Stock purchased thereby was convertible into restricted common stock of the Company at a price of $2.40 per share, as adjusted for the 1-for-10 reverse split and share consolidation. See Generally Note 17. Stockholders' Equity.

(iii)     For the period from January 1, 2004 to March 4, 2004, the Chairman of the Board loaned Urecoats Industries Inc., $800,000 at 9% interest per annum, for working capital purposes.

(iv)     For the period from January 1, 2004 to March 4, 2004, the Chairman of the Board loaned Infiniti Products, Inc., $120,000 at 9% interest per annum, for working capital purposes.

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates.

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by a program of internal audits and appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel and a written Code of Ethics adopted by the Board of Directors, applicable to all employees of the Company and its subsidiaries. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

The Audit Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the s cope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

The independent auditors, BAUM & COMPANY, P.A., were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2003, 2002 and 2001 consolidated financial statements of Urecoats Industries Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page F-27 of this report.

March 10, 2003

President

Vice President of Finance, Chief Financial Officer and Corporate Treasurer

BAUM & COMPANY, P.A.
Certified Public Accountants
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Urecoats Industries Inc.:

We have audited the accompanying consolidated balance sheets of Urecoats Industries Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urecoats Industries Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years ended December 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company ceased amortization of goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 10, 2004

