Form 10-K/A
period 2003-12-31
URECOATS INDUSTRIES INC
filed 2004-04-28
CIK 875296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

Commission File No. 0-20101

Urecoats Industries Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Quorum Business Center
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

Common Stock outstanding as of April 26, 2004 – 28,561,158 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on June 22, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 2003.

ITEMS AMENDED HEREBY

As used in this amended report, "Urecoats" and the "Company" or "Us" or "We" refer to Urecoats Industries Inc. and its subsidiaries, unless the context otherwise requires. This amendment essentially amends and brings up to date certain changes involving legal proceedings and executive officers of our Company. In addition, we moved the Securities Authorized for Issuance under Equity Compensation Plans to our 2004 Proxy Statement. A new subdivision of Business entitled Seasonality has been included herein. The Financial Statements and related Notes have been updated in the form of additional tables and explanatory information. There were various other minor changes made to the manner in which information was previously presented without affecting its substance for the purpose of increasing transparency to our stockholders. We also expanded our Index of Exhibits.

PART I

Item 1.Business.
Overview

We are an emerging growth company, operating two wholly-owned subsidiaries, RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.) and Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.). RSM Technologies, Inc. acquires, develops, markets, and sells spray applied elastomeric coatings, to the roofing, waterproofing, weatherproofing, corrosion, and construction industries (“RSM Technologies”). Infiniti Products, Inc. develops, manufactures, markets, sells, and distributes coatings, paints, and sealants to the construction, paint, roofing, and waterproofing industries (“Infiniti”).

Our Internet website address is http://www.urecoats.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Ethics and Conduct, applicable to all officers, directors, and employees, as well as Audit, Compensation and Corporate Governance Committee charters are posted on our website.

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

A strategic organizational initiative was initiated in the second quarter of 2003 which was designed to reduce our operating expenses and costs on an annualized basis, increase our effectiveness in delivering products to existing and potential new customers, and set the stage for us to achieve profitability in the near future. The latter half of 2003 up to the date of this amended report begins to reflect the results of our strategic organizational initiative.

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

The following table sets forth, for the periods indicated, selected financial data from our continuing operations:
	Year Ended December 31

	2003	2002	2001

Revenue	$3,976,856	$5,015,645	$1,255,292
Cost of Sales	$4,463,054	$4,182,220	$1,060,980
Gross Profit (Loss)	$(486,198)	$833,425	$194,402
Operating Expenses	$10,786,886	$12,276,761	$6,636,750
Operating Loss	$(11,273,084)	$(11,443,336)	$(6,442,348)
Net Loss	$(11,273,084)	$(10,843,735)	$(7,915,985)
Net Loss Per Common Share – Basic and Diluted	$(0.771)	$(0.816)	$(0.687)

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

Sales and Marketing

Our growing sales force consists of inside and outside sales personnel. We attend select trade shows, advertise in trade publications, market using direct mail, and use other various media to target the high performance coating, roofing, waterproofing, weatherproofing, corrosion, construction, and urethane markets. Sales have primarily been in the Eastern United States and limited international markets to date. Our target customers are primarily coating applicators with plural component spray experience.

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

Manufacturing
We use toll blenders, vendors, and suppliers, under private label agreements, to manufacture most of our Comprehensive Product Line’s needs. There is no known shortage of raw material availability or supply for our products with these sources. Our RSM Hundred Series™ formula is comprised of three components (A, B and C), which are manufactured by outside toll blenders, and an equipment vendor for the spray equipment, for distribution by us to our customers. The RSM Thousand Series™ formula is comprised of two components (A and B), of which the A component is manufactured by an outside toll blender. We have identified and have available outside toll blenders for manufacturing our new B component. As part of our strategic organizational initiative, we have begun to design and will be establishing our own pilot manufacturing operations in our existing facilities for our RSM Series™ and most of the Infiniti Series™ products. We are moving towards developing an ability to custom manufacture formulations to serve a wider variety of industries. Most of these efforts will focus on providing the customer with specialized products to meet exact specifications, and despite relatively low volume, we expect to achieve a higher gross profit margin serving these niche markets. In addition, we have entered into a strategic alliance with a newly formed, non-affiliated corporation, for the manufacturing, technical support, service, and training of the RSM Thousand Series™ spray equipment (“BlueWARRIOR™” and “BlueCHIEF™”).

Distribution

In 2002, we entered into an exclusive distribution agreement with Bradco Supply Corp. (“Bradco”), a roofing materials supplier serving the Eastern United States. During 2002 and after establishing this distribution channel with Bradco, we reduced the RSM-100™ and BlueMAX™ selling prices for competitive reasons, which resulted in a decreased margin not only for us but also Bradco. As part of our recent strategic organizational initiative, we are decreasing our reliance on Bradco’s distribution channel because we need to increase our margins to achieve profitability in the near future. We are now primarily selling our RSM Series™ products direct to our certified applicators, and Spectrum Series™ products throughout the Eastern United States. The Infiniti Series™ products are distributed throughout the Southeastern United States by Infiniti.

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

Research and Product Developments
We place a high priority on research and new product and process development. During 2002, we increased research and development on our RSM Technologies™ and developed a two component RSM™ formula and smaller, less expensive, equipment for its spray application (“BlueWARRIOR™” and “BlueCHIEF™”). Refer to Products, RSM Series™, RSM Thousand Series™ above (we recently introduced these new RSM Technologies™ to the marketplace). During 2003, we encountered problems in the field with our RSM Hundred Series™ products. The only valid way that we could make accurate assessments of the sensitivities of our products (e.g. RSM-100™ and BlueMAX™ ) to raw material variation, substrate preparation, operator technique, and ambient weather, was through the commercialization process. These factors were difficult, if not impossible, for us to simulate in the laboratory or from limited commercial distribution because they are very much dependent upon scale - multiple lots of raw materials, the amount of material processed and the number of projects completed and projects spanning the seasons. We have applied these field assessments and have reengineered our RSM Hundred Series™ technologies™ to address them. Specifically, we identified the sensitive components of our technology and replaced them with components which perform at least as well as the originals under optimum conditions but with less sensitivity to the factors noted above. Using this methodology, we are assured of more reliable performance. The continuing introduction of new products supplied by our research and development efforts are important to our success. There are intrinsic uncertainties associated with research and development efforts. We cannot assure you that any of our research projects will result in new products that we can commercialize. For the years ended December 31, 2003, 2002, and 2001, we spent $509,020, $820,533, and $1,250,213, respectively for research and development.

New Markets

We believe our RSM Technologies™ have applicability in many cross-over industry markets, such as corrosion and pipeline, and continue to explore these and other suitable potential markets. See also Products, Spectrum Series™ above.

Patents and Trademarks

We own two patents relating to our RSM Hundred Series™ products. Our patents are important to our business, but no one patent is currently of material importance in relation to our overall sales.
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
We have an issued patent for our RSM Hundred Series™ spray equipment (“BlueMAX™”), namely, U.S. Patent No. 6,663,016, issued December 16, 2003, entitled: "Applicator Assembly for Application of Adhesives, Sealants and Coatings".  We filed corresponding international applications in Canada, China, and an international PCT Application, which are pending.

Our success with our products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, such patents are circumvented or not upheld in a legal proceeding, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors. We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products.

Employees

At December 31, 2003, we employed 25 people. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations where we have a business presence. We do not anticipate any significant expenditure in order to comply with environmental laws and regulations that would have a material impact on our Company. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

Our business, taken as a whole, is materially affected by seasonal factors at this time. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first and fourth fiscal quarter.

Historical Information

We were incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed our name to Natural Child Care, Inc., on January 14, 1991. In 1993, we underwent a recapitalization, reverse merger, discontinued our pre-merger Natural Child Care operations, changed our name to Winners All International, Inc., and began post-merger random lottery operations. We were operationally inactive from August 1, 1995 to January 26, 1997, and began holding regular Board meetings to restructure our operations and transact business to rebuild shareholder value in January 1997. On January 29, 1997, a Special Meeting of the Board of Directors, recognized and resolved, that as a result of the permanent impairment of operational assets a measurement date of January 29, 1997 was established, to abandon our former random lottery operations effective for year ended July 31, 1995. On January 28, 1997, we acquired Urecoats International, Inc. (f/k/a Perma Seal International, Inc.) and began our current sealant and coating operations. We changed our name to Urecoats Industries Inc. on February 8, 1999. We divested Urecoats International, Inc. upon completion of our sealant and coating development stage in 2000 and acquired Rainguard Roofing Corporation, a Florida corporation, which had minimal assets and liabilities, effective January 1, 2001, to commercialize our RSM Series™ products and generate revenues in the roofing and waterproofing contracting business. We divested Rainguard Roofing Corporation, effective December 31, 2001, and began selling our RSM Series™ products direct to contractors through RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.). Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.) was acquired in September 2001 to, among other things, diversify our product offerings.

Forward Looking Statements

Statements made by us in this amended report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this amended report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; (b) Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) Sales and margins; (d) Sources, amounts, and concentration of revenue; (e) Costs and expenses; (f) Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns; (g) Operations, including international, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated opening of our manufacturing operations; (h) Products and services, price of products, product lines, and product and sales channel mix; (i) Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners; (j) Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (k) Acquisition and disposition activity; (l) Credit facility and ability to raise capital; (m) Real estate lease arrangements; (n) Global economic, social, and geopolitical conditions; (o) Industry trends and our response to these trends; (p) Tax position and audits; (q) Strategic organizational initiatives, cost-reduction efforts, including workforce reductions, and the effect on employees; (r) Sources of competition; (s) Protection of intellectual property; (t) Outcome and effect of current and potential future litigation; (u) Research and development efforts, including our investment in new technologies; (v) Future lease obligations and other commitments and liabilities; (w) Common stock, including trading price; (x) Security of computer systems; and (y) Changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board.

We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

Item 2.   Properties.

Our headquarters, administrative, manufacturing, distribution, and research facilities are located in leased facilities in Deerfield Beach, Florida. Although we believe our present facilities are adequate for our current needs, we anticipate needing additional space for future full scale manufacturing operations for both of our subsidiaries.

Item 3.   Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business.

Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.

On May 15, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, (“Defendants”) and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and other claims under various common law and statutory theories. The Defendants filed an answer denying the allegations and counterclaimed against the Plaintiffs. This matter was settled pursuant to a confidential settlement agreement between the parties on April 21, 2004 prior to trial.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

We did not submit any matter during the fourth quarter of the fiscal year covered by this amended report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4(A).   Executive Officers of Our Company.

A brief summary of our executive officers and their ages as of April 1, 2004 are as follows:

Name and Position	Age	Business Experience During the Past 5 Years and Period Served as Officer

Michael T. Adams President	38
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

Dennis Dolnick Chief Financial Officer, and Corporate Treasurer	40
Chief Financial Officer and Corporate Treasurer since March 16, 2004. Prior to joining Urecoats, Mr. Dolnick was the Chief Financial Officer of Rx Medical Services Corp., a publicly traded holding company, which operated various lines of business in the healthcare industry, from October 1997 to March 2004; the Controller of SII Pak-Tek, Ltd. and SII Cassettes, Ltd. manufacturers of plastic injected molding supplies used primarily by the entertainment industry, from October 1996 to October 1997; and a manager in the audit department of Grant Thornton LLP, from November 1992 to October 1996. He is a Certified Public Accountant, licensed in the State of Florida and a member of both the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Matthew R. Simring General Counsel and Corporate Secretary	35
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

Timothy M. Kardok, our former CEO and President, resigned on August 1, 2003.

John G. Barbar, our former Senior Vice President of Finance, Chief Financial Officer, and Treasurer, was terminated on March 16, 2004 for title purposes and March 31, 2004 for entitlement purposes under his written employment agreement.

Officers are appointed by and hold office at the pleasure of the Board of Directors.

PART II

Item 5.   Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

	2003		2002
Calendar Quarter	High	Low	High	Low

First	$.62	$.61	$.67	$.63
Second	$1.12	$1.12	$.32	$.32
Third	$.57	$.57	$.15	$.14
Fourth	$.50	$.45	$.09	$.08

Holders and Dividends

As of April 26, 2004, there were approximately 6,500 holders of record of our common stock. We did not declare any dividends during the past two years and do not anticipate declaring any common stock dividends in the near future.

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2003, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(1)   On November 19, 2003, we issued an aggregate of 43,125 shares of restricted common stock pursuant to conversion of 6,250 shares of our Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was previously recorded at $125,000.

(2)   On December 31, 2003, we issued an aggregate of 7,000 shares of restricted common stock to officers, as other compensation pursuant to employment agreements, valued and recorded in the aggregate at $1,750.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information included under Item 12 of Part III of this report is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

None.

Item 6.Selected Financial Data.

	Year Ended December 31,

				Development Stage	Development Stage
				Operations	Operations
	2003	2002	2001	2000	1999

Summary of Operations
Revenues	$3,976,856	$5,015,645	$1,255,292	$ ---	$ ---
Loss from Continuing Operations	$(11,273,084)	$(11,443,336)	$(6,442,348)	$(4,207,332)	$(2,381,026)
Net Loss	$(11,273,084)	$(10,843,735)	$(7,915,985)	$(4,521,354)	$(2,532,273)
Net Loss Per Common Share – Basic and Diluted
Continuing Operations	$(0.771)	$(0.860)	$(0.560)	$(0.438)	$(0.314)
Net Loss	$(0.771)	$(0.816)	$(0.687)	$(0.470)	$(0.333)

Financial Position
Total Assets	$2,699,196)	$6,148,784	$5,185,163	$2,149,305	$1,589,739
Working Capital (Deficit)	$(3,901,372)	$(1,834,068)	$137,421	$(604,400)	$(903,190)
Long-Term Debt	$112,349)	$45,427	$219,296	$131,920	$34,327
Total Stockholders’ Equity (Deficit)	$(2,569,668)	$2,001,624	$2,359,119	$(1,942,221)	$(59,651)

The financial data above has been recast to reflect the results of operations and financial positions of our Rainguard Roofing Corporation business as a discontinued operation. The results of operations for our discontinued operations includes allocations of certain Urecoats expenses to those operations. Rainguard Roofing Corporation was divested, effective December 31, 2001, as the Company began selling its RSM Series™ products direct to contractors. These amounts have been allocated on the basis that is considered to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

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

We discuss such risks, uncertainties and other factors throughout this amended report and specifically under the caption “Forward Looking Statements” in Item 1 of Part I of this amended report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.
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

The increase of $824,515 from Application Systems was primarily due to having a full year of selling this product as compared to a partial year in 2001.  The increase of $2,935,838 from Coatings, Sealants and Other Products is broken out as follows: a) $1,764,869 is related to a full year of revenue being reflected from our acquisition of Infiniti Products, Inc. as compared to four months in 2001 (See Note 4. Acquisition, in the Notes to Consolidated Financial Statements, for pro forma information); and b) $1,170,969 is related to a full year of selling our RSM-100™ as compared to a few months in 2001. In response to certain market and economic conditions we refined our pricing strategy for our Flagship Products for 2003.

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

Contractual Obligations

	Payments Due By Period

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years		More Than 5 Years		Total

Long-Term Debt Obligations	$42,080	$52,349	$	---	$	---	$94,429
Operating Lease Obligations	173,427	188,871		---		---	362,298
Purchase Obligations	192,835	---		---		---	192,835

	$408,342	$241,220	$	---	$	---	$649,562

Indemnification

Our Restated Certificate of Incorporation, as amended, provides that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of Urecoats or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. We have purchased insurance policies covering personal injury, property damage and general liability intended to reduce our exposure for indemnification and to enable us to recover a portion of any future amounts paid.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted presently in the United States, and, as such, we are not subject to foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.

Item 8.Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this amended report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the annual period covered by this amended report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this amended report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Chief Financial Officer concluded that, as of the period covered by this amended report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10.  Directors and Executive Officers of our Company.

The information in the sections entitled “Election of Directors” and “Information Regarding the Board of Directors” in the 2004 Proxy Statement to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2003 is incorporated herein by reference.

The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement is incorporated herein by reference.

The information in the section entitled “Code of Business Conduct and Ethics” in the 2004 Proxy Statement is incorporated herein by reference.

The information with respect to our executive officers is included in Item 4(A) on page 8 of this report.

Item 11.   Executive Compensation.

The information to be included in the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information to be included in the section entitled “Independent Auditor Fees” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)Index to Financial Statements

1.Financial Statements included in Part II of this amended report:

Page

Consolidated Balance Sheets at December 31, 2003 and December 31, 2002	F-1 to F-2
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Stockholders' Equity(Deficit) for the years ended December 31, 2003, 2002, and 2001	F-4 to F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-27
Report of Management	F-28
Independent Auditors' Report	F-29
All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)Reports on Form 8-K

None.

(c)Item 601 Exhibits

Reference is made to the Index of Exhibits beginning at page 18 of this amended report.

(d)Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this amended report by Rule 14 a-3(b)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2004	URECOATS INDUSTRIES INC.

By:

Michael T. Adams
President

Date: April 26, 2004	URECOATS INDUSTRIES INC.

By:

Dennis A. Dolnick
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2004	By:	/s/ Richard J. Kurtz

Richard J. Kurtz
Chairman of the Board

Date: April 26, 2004	By:	/s/ Arthur J. Gregg

Arthur J. Gregg
Director

Date: April 27, 2004	By:	/s/ Steven Mendelow

Steven Mendelow
Director

Date: April 26, 2004	By:	/s/ Jerold L. Zaro

Jerold L. Zaro
Director

Date: April 26, 2004	By:	/s/ Mark A. Reichenbaum

Mark A. Reichenbaum
Director

INDEX OF EXHIBITS

Exhibit Number	Description

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

3.4
Proforma Restated Certificate of Incorporation, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.4 to Form 10-K/A for the year ended December 31, 2002, filed April 30, 2003).

3.5	By-laws of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-KSB for the year ended December 31, 2000, filed March 30, 2001).
3.6	Amendments to By-laws of the Company (incorporated by reference to Item 5. Other Information, Amendments to By-laws, to Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001).
3.7	By-laws, as amended July 31, 2003, and currently in effect, of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003).
4.1
Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 as filed with the State of Delaware on November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

4.2
Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).

4.3
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

18

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

10.19
Restricted Stock Option Agreement, effective January 1, 2003 between Timothy M. Kardok and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

10.20
Restricted Stock Option Agreement, effective January 1, 2003 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

10.21
Restricted Stock Option Agreement, effective January 1, 2003 between John G. Barbar and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

10.22
Restricted Stock Option Agreement, effective January 1, 2003 between Arthur K. Guyton and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

10.23
Restricted Stock Option Agreement, effective January 1, 2003 between Ronald E. Clark and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

10.24
Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003).

14.1	Code of Ethics adopted by the Company on March 28, 2003 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, filed March 31, 2003).
21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003, filed March 12, 2004).
23	Consent of Baum & Company, P.A. to the incorporation of their Independent Auditors’ Report herein.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 135

URECOATS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

Assets

Current Assets:
Cash	$42,718	$41,520
Accounts Receivable	438,822	604,945
Inventory (Note 5)	743,104	1,416,674
Prepaid Expenses and Other Current Assets	30,499	204,526

Total Current Assets	1,255,143	2,267,665

Machinery & Equipment, Net (Note 6)	600,414	1,514,063

Other Assets:
Intangibles, Net (Note 7)	774,000	1,879,433
Notes Receivable	22,693	348,412
Deposits and Other Non-Current Assets	46,946	139,211

Total Other Assets	843,639	2,367,056

Total Assets	$2,699,196	$6,148,784

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	As of December 31,

	2003	2002

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable and Accrued Expenses (Note 8)	$4,309,888	$3,187,449
Current Maturities of Long-Term Debt (Note 9)	42,080	105,257
Lines of Credit (Note 10)	797,047	739,027
Deferred Income (Note 12)	7,500	70,000

Total Current Liabilities	5,156,515	4,101,733

Long-Term Debt (Note 9)	52,349	45,427
Due to Related Party	60,000	---
Commitments and Contingencies (Notes 3, 13)	---	---

Total Liabilities	5,268,864	4,147,160

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
which Designations: (Notes 11, 15, 17, 19)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding
at December 31, 2003 and 2002; aggregate liquidation preference at December 31, 2003 and 2002 of $62,500	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 500,000 Issued and Outstanding
at December 31, 2002; aggregate liquidation preference of $2,618,916 at December 31, 2002	---	500,000
Series C Convertible, 750,000 Shares Authorized; 673,145 and 414,781 Issued and
Outstanding at December 31, 2003 and 2002, respectively; aggregate liquidation of
$14,026,309 and $8,455,472 at December 31, 2003 and 2002, respectively	673,145	414,781
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized, 16,458,375 and
14,071,254 Issued and outstanding at December 31, 2003 and 2002, respectively	164,584	140,713
Additional Paid-In Capital	52,114,399	44,696,841
Accumulated Deficit	(55,576,831)	(43,805,746)

Total Stockholders' Equity (Deficit)	(2,569,668)	2,001,624

Total Liabilities and Stockholders' Equity (Deficit)	$2,699,196	$6,148,784

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31

	2003	2002	2001

Revenue:
Application Systems	$492,700	$1,314,515	$490,000
Coatings, Sealants and Other Products	3,484,156	3,701,130	765,292

Total Revenue	3,976,856	5,015,645	1,255,292

Cost of Sales:
Application Systems	431,550	1,324,948	426,606
Coatings, Sealants and Other Products	2,517,385	2,633,880	608,705
Warranty Costs, Freight and Other Cost of Sales	1,514,119	223,392	25,579

Total Cost of Sales	4,463,054	4,182,220	1,060,890

Gross Profit (Loss)	(486,198)	833,425	194,402

Operating Expenses:
Selling, General and Administrative	7,155,729	9,770,869	2,899,297
Professional Fees	690,286	581,414	268,029
Depreciation and Amortization	671,567	389,809	402,240
Research and Development	509,020	820,533	1,250,213
Consulting Fees	192,206	554,025	734,273
Interest Expense	117,677	63,814	169,208
Impairment of Assets	837,011	---	913,490
Loss on Disposal of and Reduction in Value of Machinery and Equipment	613,390	96,297	---

Total Operating Expenses	10,786,886	12,276,761	6,636,750

Operating Loss	(11,273,084)	(11,443,336)	(6,442,348)

Income (Loss) From Discontinued Operations (Note 3)	---	599,601	(1,473,637)

Net Loss	$(11,273,084)	$(10,843,735)	$(7,915,985)

Net Loss Per Common Share-Basic and Diluted
Continuing Operations	$(0.771)	(0.860)	$(0.560)
Discontinued Operations	---	0.044	(0.127)

Total	$(0.771)	(0.816)	$(0.687)

Weighted Average Shares Outstanding	15,264,815	13,605,769	15,536,235

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Amounts

	Series A	Series B	Series C	Par Value
As of the Year Ended	Shares	Shares	Shares	$1.00

December 31, 2001	62,500	500,000	---		$555,035

Issuance of Common Stock	---	---	---	$	---
Issuance of Common Stock	---	---	---	$	---
Issuance of Preferred Stock	---	---	423,281		$423,281
Conversion of Preferred Stock to Common Stock	---	---	(8,500)		$(8,500)
Net Loss	---	---	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	---		---

December 31, 2002	62,500	500,000	414,781		$969,816

Issuance of Common Stock	---	---	---		---
Issuance of Preferred Stock	---	---	264,614		264,614
Conversion of Prefer red Stock to Common Stock	---	(500,000)	(6,250)		(506,250)
Net Loss	---	---	---		---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	---	---		---

December 31, 2003	62,500	---	673,145		728,180

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(CONTINUED)

	Common Stock Amounts			Additional
				Paid-In		Subscriptions
As of the Year Ended	Shares	Par Value$.01		Capital		Receivable

December 31, 2001	13,140,283		$131,403		$35,575,058		$(1,200,000)

Issuance of Common Stock	869,521		$8,695		$1,071,559	$	---
Issuance of Common Stock	---	$	---	$	---		$1,200,000
Issuance of Preferred Stock	---	$	---		$8,042,339	$	---
Conversion of Preferred Stock to Common Stock	61,450		615		7,885	$	---
Net Loss	---	$	---	$	---	$	---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---	$	---	$	---

December 31, 2002	14,071,254		$140,713		$44,696,841	$	---

Issuance of Common Stock	1,593,996		$15,940		$1,891,787		---
Issuance of Preferred Stock	---	$	---		$5,027,666		---
Conversion of Preferred Stock to Common Stock	793,125		$7,931		$498,319		---
Net Loss	---	$	---	$	---		---
Accrued Dividend on Preferred Stock
and Other Adjustments	---	$	---		$(214)		---

December 31, 2003	16,458,375		$164,584		$52,114,399	$	---

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(CONTINUED)

	Accumulated
As of the Year Ended	Deficit	Total

December 31, 2001	$(32,702,377)	$2,359,119

Issuance of Common Stock	---	1,080,254
Issuance of Common Stock	---	1,200,000
Issuance of Preferred Stock	---	8,465,620
Conversion of Preferred Stock to Common Stock	---	---
Net Loss	(10,843,735)	(10,843,735)
Accrued Dividend on Preferred Stock
and Other Adjustments	(259,634)	(259,634)

December 31, 2002	$(43,805,746)	$2,001,624

Issuance of Common Stock	---	1,907,727
Issuance of Preferred Stock	---	5,292,280
Conversion of Preferred Stock to Common Stock	---	---
Net Loss	(11,273,084)	(11,273,084)
Accrued Dividend on Preferred Stock
and Other Adjustments	(498,001)	(498,215)

December 31, 2003	$(55,576,831)	$(2,569,668)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net Loss	$(11,273,084)	$(10,843,735)	$(7,915,985)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Depreciation and Amortization	671,567	389,809	402,240
Impairment of Goodwill	837,011	---	913,490
Commitments and Contingencies	---	(600,622)	---
Disposition and Reduction in Value of Machinery and Equipment	613,390	217,787	---
Purchases of Cost of Goods Sold	640,688	---	---
Non-Cash Operating Activities:
Board of Director Fees	174,000	23,625	78,750
Interest	65,913	37,620	80,839
Legal Fees, Settlements and Other Services	6,000	54,750	416,493
Consultant Fees	---	160,575	487,136
Other Compensation	42,094	270,690	643,106
Changes in Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	110,423	57,281	(132,777)
(Increase) Decrease in Accounts and Loans Receivable	166,124	449,647	(534,299)
(Increase) Decrease in Inventory	325,943	(1,073,228)	(187,007)
(Increase) Decrease in Other Current Assets	1,484	(36,542)	(52,241)
Increase in Accounts Payable and Accrued Expenses	636,222	1,360,317	483,388
(Increase) Decrease in Deferred Income	7,500	70,000	(50,000)
Decrease in Commitments and Contingencies	---	---	(70,317)

Net Cash Used in Operating Activities	(6,974,725)	(9,462,026)	(5,437,184)

Cash Flows From Investing Activities
Acquisition of Machinery and Equipment	(85,947)	(794,632)	(980,871)
Disposition of Machinery and Equipment	---	---	328,226
Acquisition of Intangibles	(16,939)	(91,962)	(784,362)
(Increase) Decrease of Deposits and Other Non-Current Assets	27,857	(109,836)	(1,724)

Net Cash Used in Investing Activities	$(75,029)	$(996,430)	$(1,438,731)

See accompanying notes to consolidated financial statements

URECOATS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,

	2003		2002		2001

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock		$350,000		$6,223,000		$1,853,230
Proceeds from Notes and Lines of Credit		1,649,938		2,846,753		1,079,797
Payments on Notes and Lines of Credit		(1,648,173)		(2,615,590)		(899,502)
Proceeds from Loans from Related Parties		6,610,000		3,875,000		5,344,617
Proceeds from (Issuance of) Notes Receivable		89,187		(348,412)		---

Net Cash Provided by F inancing Activities		7,050,952		9,980,751		7,378,142

Net Increase (Decrease) In Cash		1,198		(477,705)		502,227

Cash at Beginning of Year		41,520		519,225		16,998

Cash at End of Year		$42,718		$41,520		$519,225

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$	---	$	---	$	---

Cash Payments for Interest		$51,764		$26,193		$56,364

Non-Cash Investing Activities:
Capital Expenditures	$	---		$(100,000)	$	---
Acquisition of Subsidiaries		---		---		(805,000)

Total Non - Cash Investing Activities	$	---		$(100,000)		$(805,000)

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$288,007		$547,260		$1,706,324
Repayment of Debts		6,550,000		3,875,000		7,872,747
Acquisition of Subsidiaries		---		---		805,000
Capital Expenditures		---		100,000		---

Total Non-Cash Financing Activities		$6,838,007		$4,522,260		$10,384,071

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

Organization
The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc. on January 14, 1991. In 1993, the Company underwent a recapitalization, reverse merger, discontinued its pre-merger Natural Child Care operations, changed its name to Winners All International, Inc. (October 27, 1993), and began post-merger random lottery operations. On January 29, 1997, a Special Meeting of the Board of Directors, recognized and resolved, that as a result of the permanent impairment of operational assets a measurement date of January 29, 1997 was established, to abandon the random lottery operations effective for the year ended July 31, 1995. On January 28, 1997, the Company acquired Urecoats International, Inc. (f/k/a Perma Seal International, Inc.) and began its current sealant and coating operations. On February 17, 1997, the Company changed its former fiscal year of July 31, to December 31. On February 8, 1999, the legal name of the Company was changed to Urecoats Industries Inc. The Company divested Urecoats International, Inc. upon completion of its sealant and coating development stage in 2000 and acquired Rainguard Roofing Corporation, a Florida corporation, which had minimal assets and liabilities, effective January 1, 2001, to commercialize its RSM Series™ products and generate revenues in the roofing and waterproofing contracting business. Rainguard Roofing Corporation was divested, effective December 31, 2001, as the Company began selling its RSM Series™ products direct to contractors. The Company currently operates two wholly-owned subsidiaries, RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.) and Infiniti Products, Inc. (f/k/a Infiniti Paint Company, Inc.).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.

Business

The Company, through its subsidiaries, acquires, develops, markets, sells, manufactures, and distributes coatings, paints, sealants, and urethanes utilized in the waterproofing, corrosion, roofing and construction industries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts and notes receivable. The Company’s customers consist of contractors in the roofing industry and government agencies/municipalities. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts and notes receivable. The Company maintains a reserve for potentially uncollectible accounts and notes receivable based on its assessment of their collectibility.

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

Cash and Equivalents

The Company considers cash deposited with financial institutions and marketable securities with a maturity of three months or less at the date of acquisition to be cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost (Application Systems) or average cost (all other inventory) versus market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

Long-Lived Assets

Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. The useful lives for additions and betterments, range from three (3) years to five (5) years. Accelerated depreciation methods are generally used for income tax purposes. All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the assets of acquired businesses. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, unless these lives are determined to be indefinite. Intangible assets include trademarks, core technology and product marketing and other rights which are being amortized over their estimated useful lives. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. Based upon the impairment tests performed, there was an impairment of goodwill for the period ended December 31, 2003 of $837,011. There can be no assurance that future goodwill impairment tests will not result in additional charges to earnings.

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

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards are valued based on a discounted market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the restricted stock awards under the 2002 Executive Incentive Plan (when earned), 2002 Non-Employee Director Restricted Stock (when vested), and certain executive employment agreements. (See Notes 17, 21, 22, and 23 for more information on these plans).

Net Loss Per Common Share – Basic and Diluted

Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings Per Share" requires public companies to present basic earnings (net loss) per share and, if applicable, diluted earnings (net loss) per share for all periods that statements of operations are presented.

Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

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

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the 2003 consolidated financial statement presentation. In addition, the common stockholders of the Company approved a 1-for-10 reverse split and share consolidation on May 28, 2002, which was effectuated at the close of business on May 30, 2002 and thus all share and per-share amounts have been restated for all periods presented.

Development Stage

The Company exited its development-stage and began operations on January 1, 2001.

Recently Adopted Accounting Standards
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

Note 3. Discontinued Operations.
On April 14, 1999, the Board of Directors passed a unanimous resolution to discontinue the activities of Designer Wear, Inc. ("DWI") and ROK International, Inc. ("ROK"), retroactive for the year ended December 31, 1998. DWI and ROK were engaged in the acquisition of license agreements for the design, contract manufacturing, sale, and worldwide distribution of Branded Merchandise products. Rainguard Roofing Corporation (“Rainguard”) was acquired, effective January 1, 2001, primarily for the Company to field test its RSM Series™ flagship products, RSM-100™ and BlueMAX™, and generate revenue. The Company divested its Rainguard roof contracting business, effective December 31, 2001, which is reflected in Loss from Discontinued Operations. The consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of the Company for these discontinued operations. The financial information for the Company’s discontinued operations includes allocations of certain Urecoats expenses to those operations.

A summary of the income (loss) from discontinued operations for the years ended December 31,

	2003		2002		2001

Revenue	$	---	$	---	$1,352,463
Cost of Sales		---		---	1,949,212

Gross Profit (Loss)		---		---	(596,749)
Operating Expenses		---		1,021	1,065,434
Other Income		---		600,622	188,546

Income (Loss) from Discontinued Operations	$	---		599,601	(1,473,637)

During 2002, the Company evaluated all circumstances and that a period of five years had passed since any material communication relating to DWI and ROK commitments and contingencies, and decided that a commitments and contingency related reserve was no longer required.

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

Year Ended December 31, (UNAUDITED PRO FORMA)

2001

Revenue	$2,883,166
Cost of Sales	2,129,696

Gross Profit	753,470
Operating Expenses	7,177,433

Operating Loss	(6,423,963)
Loss From Discontinued Operations	(1,473,637)

Net Loss	$(7,897,600)

Note 5. Inventory.

The following is a summary of inventories for the years ending December 31,

	2003		2002

Raw Materials	$	---	$177,695
Finished Goods		743,104	1,238,979

Total		$743,104	$1,416,674

During 2003 the value of the application systems held in finished goods inventory were reduced by $555,700, to their net realizable value.

Note 6.  Machinery and Equipment.

The following is a summary of machinery and equipment for the years ending December 31,

			Estimated
	2003	2002	Useful Life

Vehicles	$249,272	$414,011	5 Years
Leasehold Improvements	388,478	694,827	3 Years
Office Equipment	267,398	549,232	5 Years
Machinery and Equipment	229,706	628,397	5 Years

Total Machinery and Equipment	1,134,854	2,286,467
Less: Accumulated Depreciation	(534,440)	(772,404)

Total Machinery and Equipment, Net	$600,414	$1,514,063

Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $386,206, $379,146, and $401,929, respectively. There was a Loss on Disposal of Assets of $290,749, which relates to the disposition of obsolete machinery and equipment, and leasehold improvements relating to space that was vacated in 2003. The reduction in value of machinery and equipments of $322,641 relates to a reduction in the net book value of the Application Systems held by the company to their fair market value at December 31, 2003.

Note 7. Intangibles and Goodwill.

The following is a summary of intangibles and goodwill for the years ending December 31,
	2003	2002

Goodwill	$774,000	$1,611,011
Patent Costs	216,024	199,085
Proprietary Formula Acquisition Costs	80,000	80,000

Total Intangibles	1,070,024	1,890,096
Less: Accumulated Amortization	(296,024)	(10,663)

Total Intangibles, Net	$774,000	$1,879,433

Amortization of intangible costs for the years ended December 31, 2003, 2002 and 2001, were $285,361, $10,663, and $-0-, respectively.

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

Note 8. Accounts Payable and Accrued Expenses.

The following is a summary of accounts payable for the years ending December 31,

	2003	2002

Accounts Payable	$1,690,555	$2,615,127
Accrued Payroll Taxes	---	358
Accrued Severance	143,898	---
Accrued Expenses	55,708	---
Accrued Sales Taxes	12,095	39,188
Accrued Other	93,524	124,046
Accrued Warranty Reserve	608,034	129,962
Accrued Dividend Payable	776,983	278,768
Accrued Litigation	929,091	---

Total Accounts Payable and Accrued Expenses	$4,309,888	$3,187,449

Note 9.  Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31,
	2003	2002

2.9% - 18% - Various Notes Payable, Due in Monthly Installments of $4,260, $8,770,
respectively, including Interest, Maturing through 2006, Secured by Equipment	$78,929	135,184
12% Notes Payable, payable on Demand, Unsecured	15,500	15,500

	94,429	150,684
Less: Current Maturities	(42,080)	(105,257)

Total Long-Term Debt	$52,349	$45,427

Debt Maturity Schedule
Years Ending December 31
2004	$42,080
2005	41,674
2006	10,675

	$94,429

Note 10.  Lines of Credit.

The Company has two operating line of credits. The first line of credit is for $300,000, bears interest at prime plus 1% per annum, matures July 31, 2004, and is secured by assets of the Infiniti Products, Inc. and a personal guarantee from the Chairman of the Board. The second line of credit is for $500,000, bears interest at prime plus 2% per annum, matures May 1, 2004, and is secured by assets of RSM Technologies, Inc. and the Chairman of the Board is a co-borrower for added security for the institution. At December 31, 2003 and 2002, the first line of credit balances were $297,129 and $239,027, respectively, and the second line of credit balances were $499,918 and $500,000 respectively.
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

(iv)       The following is a detailed summary of related party transactions for the year ended December 31, 2003:
(a)   The Chairman of the Board has personally guaranteed $361,000 of notes and is a co-borrower for added security on a $500,000 line of credit from financial institutions, and $912,000 for primary suppliers. See Note 10 – Lines of Credit.

(b)   The Company has a Key Man Life Insurance Policy in place covering the Chairman of the Board. The policy is an annually renewable $3,000,000 term life policy and the Company is the beneficiary.

(c)   During 2003, the Company issued the Chairman of the Board 54,369 shares of Series C Convertible Preferred Stock pursuant to final exercise of his first Series C Preferred Stock Option Agreement, which shares were paid for by cancellation of $1,087,380 in short term loans bearing interest at 9% per annum that he provided to the Company throughout the 2003 year for operating expenses. See Note 18 – Stockholders’ Equity, Preferred Stock, Series C Convertible Preferred Stock Options.

(d)   During 2003, the Company issued the Chairman of the Board 210,245 shares of Series C Convertible Preferred Stock pursuant to partial and final exercises of his second Series C Preferred Stock Option Agreement, which shares were paid for by cancellation of $4,204,900 in short term loans bearing interest at 9% per annum that he provided to the Company throughout the 2003 year for operating expenses. See Note 18 – Stockholders’ Equity, Preferred Stock, Series C Convertible Preferred Stock Options.

(e)   During 2003, the Company issued the Chairman of the Board 300,000 shares of common stock pursuant to the exercise of his Non-Statutory Stock Option, which shares were paid for by cancellation of $1,188,000 in short term loans bearing interest at 9% per annum that he provided to the Company throughout 2003 for operating expenses. See Note 17 – Stock Options, 2000 Stock Purchase and Option Plan.

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
(k)   During 2003, the Company accrued $94,658 of dividends related to the Series B Convertible Preferred Stock, which was solely owned by the Chairman of the Board. See Note 18. Stockholders' Equity, Preferred Stock, Series B Convertible Preferred Stock.

(l)    During 2003, the Company accrued $288,144 of dividends related to the Series C Convertible Preferred Stock, for an entity controlled by a director and shares held by the Chairman of the Board. See Note 18. Stockholders' Equity, Preferred Stock, Series C Convertible Preferred Stock and Reserve and Accrued Dividends for Series C Convertible Preferred Stock , respectively.
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

Litigation

(a)   Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.
On May 15, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and numerous other claims under various common law and statutory theories. These two cases were consolidated in 2003. The Plaintiffs are husband and wife chemists who were retained as consultants to Urecoats International, Inc. pursuant to written consulting agreements. The agreements are dated in March 2000 and expired by their terms in March 2001. They were not renewed. The contracts required, among other things, for the Plaintiffs to build “a full production delivery system” for a sprayable polyurethane and asphalt-based product. The Plaintiffs were paid all of their monthly payments under the two agreements. Plaintiff Rajalingam claims that he is owed $99,000 plus interest pursuant to his consulting agreement (which was money allegedly owed to him under a prior consulting agreement) and he was entitled to have restrictions lifted on 500,000 (50,000 post-split) shares of common stock in Urecoats Industries Inc. Plaintiff Umarani claims that she was entitled to have restrictions lifted on 311,000 (31,100 post-split) shares of common stock in Urecoats Industries Inc. They are seeking the monetary value of that common stock as of March 20, 2001. Moreover, both Plaintiffs owned approximately 2.15 million (215,000 post split) shares of additional restricted common stock in Urecoats Industries Inc. for which they are seeking the monetary value. Plaintiffs claim that they would have sold their common stock in March 2002, although this fact as well as the value they would have received from the sale of these shares is in dispute. The Plaintiffs are also seeking punitive damages, which the Company believes are questionable under Florida law and will be vigorously challenged on appeal if awarded, together with the claims against the individual officers and the tort claims against the corporate entities. This matter was settled pursuant to a confidential settlement agreement between the parties on April 21, 2004, prior to trial. See Note 26. Subsequent Events – Section (c).
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

Note 14. Income Taxes.

At December 31, 2003, the Company has taxable net operating loss carry-forwards of approximately $54,404,000 to be utilized to offset taxable income arising from the next three (3) to twenty (20) years. The Company files a consolidated income tax return and cumulative timing differences between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

	2003	2002

Cumulative Benefit Of Net Operating Loss Carry-Forwards	$54,786,000	$41,000,000
Issuance Of Stock for Officers and Directors Compensation	(282,000)	(768,000)
Tax Depreciation Versus Book Depreciation	(100,000)	(100,000)

	54,404,000	40,132,000

Total Deferred Tax Asset	17,953,320	13,645,000
Less: Valuation Allowance	(17,953,320)	(13,645,000

Net Deferred Tax Asset	$-	$-

It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

Note 15.  Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,

	2003		2002		2001

		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount

Operating Loss	$(11,273,084)	$(0.738)	$(10,843,735)	$(0.797)	$(7,915,985)	$(0.686)
Dividends On Preferred Stock	(498,001	(0.033)	(259,634)	(0.019)	(19,578)	(0.001)

Loss Available To Common Shareholders’	(11,771,085)	(0.771)	(11,103,369)	(0.816)	(7,935,563)	(0.687)
Other Items	-	-	-	-	-	-

Net Loss	$(11,771,085)	$(0.771)	$(11,103,369)	$(0.816)	$(7,935,563)	$(0.687)

Weighted Average Common Shares Outstanding	15,264,815		13,605,769		11,536,235

Note 16.  Securities Transactions.
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
Note 17. Stock Options.
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

Plan and Non-Plan Option Activity Tables

The status of the Company's Plan and Non-Plan stock option activities for the years ended December 31 is summarized as follows:

	2003		2002		2001

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Options Outstanding -Beginning of Year	739,450	$3.21	492,050	$3.90	148,300	$3.71
Granted	188,159.84		493,800	2.55	444,000	3.95
Exercised	(315,000)	3.83	(100,000)	1.00	(89,900)	3.39
Canceled	(140,335)	2.99	(133,500)	1.78	(10,350)	10.70
Expired	(100,000)	1.78	(12,900)	10.01	---	---

Options Outstanding – End of Year	372,274	2.59	739,450	3.21	492,050	3.97

Options Exercisable – End of Year	239,024	$3.33	516,783	$3.66	443,800	$3.89

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/03	Weighted Average Exercise Price

$ .70 - $ 2.99	184,786	1.3	$.93	64,786	$.97
$3.00 - $ 4.29	129,988	1.8	3.04	106,988	3.04
$4.30 - $ 5.89	20,000	2.0	4.38	9,750	4.42
$5.90 - $10.00	37,500.9		8.30	57,500	7.74

$ .70 - $10.00	372,274	1.46	$2.59	239,024	$3.33

Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No c ompensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements (See Note 24) and board of director fees prior to the establishment of the 2002 Non-Employee Director Restricted Stock Plan (See Note 21). No compensation expense was recorded for any non-plan restricted stock options ("Non-Plan Options"). Had compensation expense for the Company's stock options under the stock-based incentive compensation plans described above (excluding Non-Plan Options) been recognized based upon the fair value for awards granted, the Company's net loss would have been increased to the following pro forma amounts:

	2003	2002	2001

Net (Loss), as Reported	$(11,273,084)	$(10,843,735)	$(7,915,985)
Stock-Based Compensation Expense Determined Under Fair Value Based Method, Net of Tax (a)	-0-	-0-	-0-

Pro Forma Net Loss	$(11,273,084)	$(10,843,735)	$(7,915,985)

Net Loss Per Common Share - Basic and Diluted	$(0.771)	$(0.816)	$(0.687)

Pro Forma Net Loss Per Common Share - Basic and Diluted	$(0.771)	$(0.816)	$(0.687)

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

Note 18. Stockholders' Equity.
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

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, $1.00 par value, and authorized 500,000 shares for issuance. The stated and liquidation value, per each share of Series B Convertible Preferred Stock was $5.00, which included a par value of $1.00 per share. The certificate of designation of preferences of the Series B Convertible Preferred Stock had a mandatory conversion date of September 30, 2003. On September 30, 2003, the Company converted its Series B Convertible Preferred Stock, all of which were owned by the Chairman of the Board, into 750,000 shares of restricted common stock (the conversion rate was 1.5 shares of restricted common stock for each share of Series B Convertible Preferred Stock). The registered holder of the outstanding Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series B Convertible Preferred Stock, which annual per annum rate increased to 9% in 2002. Such dividend was payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2001. Such dividend accrued on each share of Series B Convertible Preferred Stock from the date of issuance of such Series B Convertible Preferred Stock (with appropriate proration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared. Dividend payments made with respect to the Series B Convertible Preferred Stock may be made in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. There are accrued dividends of $213,574 as of December 31, 2003.
Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, $1.00 par value, and authorized 750,000 shares for issuance. The stated and liquidation value, per each share of Series C Convertible Preferred Stock is $20.00, which includes the par value of $1.00 per share. The holders of the outstanding Series C Convertible Preferred Stock have no voting rights with respect to the Series C Convertible Preferred Stock, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. A holder has the right, at such holder's option, to convert each share of Series C Convertible Preferred Stock according to a conversion ratio into shares of restricted common stock, $.01 par value per share (as converted, the "conversion shares"), on the terms and conditions set forth in the certificate of designation. The conversion ratio means the number of shares of restricted common stock issuable upon conversion of each share of Series C Convertible Preferred Stock which number of shares of common stock varies depending upon the number of shares of Series C Convertible Preferred Stock purchased.

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

Reserve and Accrued Dividends for Series C Convertible Preferred Stock

The Company has reserved 12,375,024 shares of common stock to satisfy all issued, outstanding, and unconverted Series C Convertible Preferred Stock. See Note 26 - Subsequent Events. There are accrued dividends of $563,406 on all Series C Convertible Preferred Stock as of December 31, 2003.
Note 19. Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company currently relies upon two vendors to manufacture Application Systems on a "turn key" basis.

Note 20. Securities Capitalization.

The following table provides information relating to the Company's common and preferred stock capitalization as of December 31, 2003:

			Preferred

Shares	Common		Series A	Series B	Series C	Total of Series A, B and C

Authorized	40,000,000		750,000	500,000	750,000	2,000,000
Issued and Outstanding	16,449,750		62,500	-0-	673,145	735,645
Converted	N/A		687,500	500,000	14,750	1,202,250
Reserved	14,914,128	*	-0-	-0-	-0-	-0-

Available	8,636,122		-0-	-0-	62,105	62,105

*Reserves allocated as follows:
1998 Stock Option Plan	12,000		See also Note 17.
1999 Stock Option Plan	97,550		See also Note 17.
2000 Stock Option Plan	134,000		See also Note 17.
2002 Stock Option Plan	325,000	(1)	See also Note 17.
2002 Non-Employee Director Restricted Stock Plan	1,200,000		See also Note 21.
2002 Executive Incentive Plan	500,000		See also Note 22.
2002 Management Incentive Plan	---	(1)	See also Note 23.
Non-Plan Restricted Options	212,303		See also Note 17.
Executive Employment Agreements	56,001		See also Note 24.
Series A Convertible Preferred Stock	2,250		See also Note 18.
Series C Convertible Preferred Stock	12,375,024		See also Note 18.

Total	14,914,128

(1) The 2002 Management Incentive Plan is funded by 100,000 stock options under the 2002 Stock Option Plan

Note 21.  2002 Non-Employee Director Restricted Stock Plan.

The shareholders approved the 2002 Non-Employee Director Restricted Stock Plan on May 28, 2002 and it became effective after the reverse split and consolidation of the Company's common stock. Under the Plan, up to 1,600,000 shares of our post split common stock may be issued through periodic automatic grants of restricted stock to non-employee directors only. The 2002 Director Plan provides, each non-employee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period). These shares automatically vest at the next annual meeting of shareholders subsequent to the date granted. In addition to the automatic grant of shares to non-employee directors described above, a one-time grant of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognizes his personal cost for substantially funding us and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant, made as of the effective date of this 2002 Director Plan, vests at the end of each year after the effective date of this 2002 Director Plan at the rate of 25% per year. This award vests in total at the end of four years.

Note 22.  2002 Executive Incentive Plan.

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

Note 23.  2002 Management Incentive Plan.

The Board of Directors approved the 2002 Management Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002.  This plan is through December 31, 2005 and is funded by 100,000 stock options administered under the 2002 Stock Option Plan (See Note 17 – Stock Options, 2002 Stock Purchase and Option Plan above).  The 2002 Management Plan is designed to enable the Company to reward eligible managers and individual contributors for their contributions to providing our stockholders increased value for their investment through the successful accomplishment of specific financial objectives and individual performance objectives.  Bonus Awards for 2002 Management Plan Participants are based on both corporate performance and individual performance in relation to a variety of objectives, which reinforce the key goals that support our long-term strategic plans. These goals differ across business groups and will differ from year to year. No bonus awards were earned or granted during the year ended December 31, 2003.

Note 24. Executive Employment Agreements.

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

Note 25.  Selected Quarterly Financial Data (Unaudited).

	2003 Quarters Ended,

	March 31	June 30	September 30		December 31

Revenue
Application Systems	$107,000	$332,700	$	---	$53,000
Coatings, Sealants and Other Products	931,602	1,170,243		712,181	670,130

Total Revenue	1,038,602	1,502,943		712,181	723,130
Gross Profit (Loss)	83,811	(494,423)		(31,155)	(44,431)
Loss from Continuing Operations	(2,154,288)	(3,736,883)		(1,802,063)	(3,579,850)
Income (Loss) from Discontinued Operations	3,413	---		---	(3,413)
Net Loss	(2,150,875)	(3,736,883)		(1,802,063)	(3,583,263)
Net Loss Per Common Share – Basic and Diluted	(0.151)	(0.241)		(0.082)	(0.157)

	2002 Quarters Ended,

	March 31	June 30	September 30	December 31

Revenue
Application Systems (1)	$646,538	$431,596	$262,817	$(26,436)
Coatings, Sealants and Other Products	673,961	1,262,139	1,268,523	496,507

Total Revenue	$1,320,499	$1,693,735	$1,531,340	$470,071
Gross Profit (2)	173,800	431,273	226,760	1,592
Loss from Continuing Operations	(2,372,750)	(2,374,359)	(3,028,252)	(3,667,975)
Income from Discontinued Operations	---	---	---	599,601
Net Loss	(2,372,750)	(2,374,359)	(3,028,252)	(3,068,374)
Net Loss Per Common Share – Basic and Diluted	(0.180)	(0.179)	(0.228)	(0.226)

Notes:
(1)  During the fourth quarter of 2002, we sold five (5) new Application Systems for a total of $357,500.  This amount was offset by $280,000 for Application Systems returned; $70,000 for an Application System that was originally recorded as a sale, but due to additional commitments made to the customer, had to be deferred; and additional selling adjustments for $33,936.
(2)  The gross profit for the fourth quarter reflects a reduction in the valuation of the Application Systems in inventory due to a change in the Company's pricing strategy motivated by competitive market and economic conditions.

Note 26.  Subsequent Events.

(a)   Mandatory Conversion of Series C Convertible Preferred Stock

Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (t he “Mandatory Conversion Date”) were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of restricted common stock. No person, after the Mandatory Conversion Date, has any rights in respect of Series C Convertible Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as ad justed for the reverse split and share consolidation approved by the common stockholders on May 28, 20 02 and effectuated at th e close of business on May 30, 2002. Refer also to Note 18. Stockholders’ Equity and the footnotes to Note 20. Securities Capitalization.

(b)   Related Party Transactions

(i)     On January 1, 2004, the Company converted 460,245 shares of the Series C Convertible Preferred Stock held by the Chairman of the Board and majority shareholder into 10,684,800 shares of restricted common stock. See also Note 11. Related Party Transactions, Items (c) and (d), and Note 18. Stockholders' Equity.

(ii)     On January 1, 2004, the Company converted 100,000 shares of the Series C Convertible Preferred Stock held by a director, Mark A. Reichenbaum, into 830,000 shares of restricted common stock. As previously reported, during 2002, a corporation in which Mr. Reichenbaum owns a material interest, purchased 100,000 shares of the Company's currently authorized and unissued Series C Convertible Preferred Stock, par value $1.00 per share, which Series C Convertible Preferred Stock purchased thereby was convertible into restricted common stock of the Company at a price of $2.40 per share, as adjusted for the 1-for-10 reverse split and share consolidation. See Generally Note 18. Stockholders' Equity.

(iii)     For the period from January 1, 2004 to March 4, 2004, the Chairman of the Board loaned Urecoats Industries Inc., $800,000 at 9% interest per annum, for working capital purposes.

(iv)     For the period from January 1, 2004 to March 4, 2004, the Chairman of the Board loaned Infiniti Products, Inc., $120,000 at 9% interest per annum, for working capital purposes.

(c)              Settlement Of Litigation

Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.

On May 15, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., and Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, (“Defendants”) and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and other claims under various common law and statutory theories. The Defendants filed an answer denying the allegations and counterclaimed against the Plaintiffs. This matter was settled pursuant to a confidential settlement agreement between the parties on April 21, 2004, prior to trial.

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
Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by a program of internal audits and appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Ethics and Conduct adopted by the Board of Directors, applicable to all employees of the Company and its subsidiaries. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

The independent auditors, BAUM & COMPANY, P.A., were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2003, 2002 and 2001 consolidated financial statements of Urecoats Industries Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page F-29 of this report.

April 26, 2004

President

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

/s/ BAUM & COMPANY, P.A.
Coral Springs, Florida
March 10, 2004, except with respect to matters discussed
in note 26 as to which the date is April 21, 2004

