Form 10-Q
period 2004-03-31
URECOATS INDUSTRIES INC
filed 2004-05-21
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

Commission File No. 001-31354

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Quorum Business Center 718 South Military Trail Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)

(954) 428-8686
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2004 there were 28,846,399 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

2

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

URECOATS INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$131,477	$42,718
Accounts Receivable (Net of Allowance For Doubtful Accounts of $579,796 and $358,607 at March 31, 2004 and December 31, 2003, respectively)	399,244	438,822
Inventory	723,198	743,104
Prepaid Expenses and Other Current Assets	340,879	30,499

Total Current Assets	1,594,798	1,255,143

Property, Plant and Equipment, Net	562,693	600,414

Other Assets:
Intangibles, Net	774,000	774,000
Notes Receivable - Long Term	20,000	22,693
Deposits and Other Non-Current Assets	11,096	46,946

Total Other Assets	805,096	843,639

Total Assets	$2,962,587	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	March 31,	December 31,
	2004	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,894,555	$4,309,888
Lines of Credit	797,421	797,047
Note Payable	15,500	-
Loans Payable - Related Party	1,430,000	60,000
Current Maturities of Long-Term Debt	42,132	42,080
Current Maturity of Capital Lease Obligation	2,284	-
Deferred Revenue	7,500	7,500

Total Current Liabilities	7,189,392	5,216,515

Long-Term Debt	22,473	52,349
Obligation Under Capital Lease	4,559	-

Total Liabilities	7,216,424	5,268,864

Stockholders’ Deficit:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at March 31, 2004 and December 31, 2003; aggregate liquidation preference at March 31, 2004 and December 31, 2003 of $62,500	55,035	55,035
Series C Convertible, 750,000 Shares Authorized; 673,145 Issued and Outstanding at December 31, 2003; aggregate liquidation preference of $14,026,309 at December 31, 2003	-	673,145
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized; 28,846,399 and 16,458,375 Issued and Outstanding at March 31, 2004 and December 31, 2003, respectively	288,464	164,584
Additional Paid-In Capital	52,670,034	52,114,399
Accumulated Deficit	(57,267,370)	(55,576,831)

Total Stockholders’ Deficit	(4,253,837)	(2,569,668)

Total Liabilities and Stockholders’ Deficit	$2,962,587	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended

	March 31,	March 31,
	2004	2003

Revenue:
Application Systems	$55,000	$107,000
Coatings, Sealants and Other Products	592,778	931,602

Total Revenue	647,778	1,038,602

Cost of Sales:
Application Systems	40,000	84,000
Coatings, Sealants and Other Products	420,477	688,505
Warranty Costs, Freight and Other Cost of Sales	30,399	182,287

Total Cost of Sales	490,876	954,792

Gross Profit	156,902	83,810

Operating Expenses:
Selling, General and Administrative	1,500,155	1,787,215
Professional Fees	122,772	91,090
Depreciation and Amortization	64,230	114,836
Research and Development	41,668	106,079
Consulting Fees	67,581	94,838
Interest Expense	47,592	27,066
Loss On Disposition of Machinery and Equipment	3,443	-

Total Operating Expenses	1,847,441	2,221,124

Operating Loss	(1,690,539)	(2,137,314)

Loss From Discontinued Operations	-	(3,413)

Net Loss	$(1,690,539)	$(2,140,727)

Net Loss Per Common Share-Basic and Diluted:
Continuing Operations	$(0.059)	$(0.161)
Discontinued Operations	-	-

Total	$(0.059)	$(0.161)

Weighted Average Shares Outstanding	28,833,543	14,157,304

See accompanying notes to condensed consolidated financial statements

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended

	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,690,539)	$(2,140,727)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	64,230	114,836
Loss On Disposition of Machinery and Equipment	3,443	-
Non-Cash Operating Activities:
Interest	-	16,240
Other Compensation	-	10,218
(Increase) Decrease In Operating Assets:
Accounts and Loans Receivable	44,579	112,300
Notes Receivable	15,936	-
Inventory	19,907	(342,688)
Prepaid Expenses & Other Current Assets	(326,316)	(41,361)
Increase (Decrease) In Operating Liabilities:
Accounts Payable and Accrued Expenses	591,037	817,305
Deferred Income	-	7,500

Net Cash Used In Operating Activities	(1,277,723)	(1,446,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Machinery and Equipment	(27,754)	(33,992)
(Increase) Decrease in Deposits and Other Non Current Assets	38,543	(19,103)

Net Cash Provided By (Used In) Investing Activities	$10,789	$(53,095)

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	For The Three Months Ended

	March 31,	March 31,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans Payable - Related Party	$1,370,000	$1,620,000
Proceeds from Notes and Lines of Credit	3,874	448,223
Payments on Notes and Lines of Credit	(17,824)	(416,913)
Payments on Capital Lease Obligations	(357)	-

Net Cash Provided By Financing Activities	1,355,693	1,651,310

Net Increase In Cash	88,759	151,838

Cash at Beginning of Period	42,718	41,520

Cash at End of Period	$131,477	$193,358

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-	$-

Cash Payments for Interest	$32,641	$10,826

Non-Cash Investing Activities:
Machinery and Equipment acquired via a Capital Lease Obligation	$7,200	$-

Non-Cash Financing Activities:
Issuance of Common Stock Pursuant to Employment and Severance Agreements	$6,370	$-
Issuance of Common Stock Pursuant to the Conversion of Series C Preferred Stock	673,145	-
Issuance of Common Stock for Operating Activities	-	26,458

Total Non-Cash Financing Activities	$679,515	$26,458

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Urecoats Industries Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including any amendments thereto, as filed with the Securities and Exchange Commission.

Certain amounts in the prior years have been reclassified to conform to the 2004 unaudited condensed consolidated financial statement presentation.

Note 2.  Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at March 31, 2004 has an accumulated deficit, net of dividends, of $57,267,370, a working capital deficit of $5,594,594 and its total liabilities exceeded its total assets by $4,253,837. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, the Company’s Chairman of the Board (the “Chairman”), to fund its operations over the past 5 five years. A strategic organizational initiative was initiated in the second quarter of 2003 which was designed to reduce the Company’s operating expenses and costs on an annualized basis, increase its effectiveness in delivering products to existing and potential new customers, and set the stage for the Company to potentially achieve profitability in the near future. The latter half of 2003 up to the date of this report begins to reflect the results of the Company’s strategic organizational initiative.

The Company estimates that approximately $4.25 million will be required for continuing operations for the year ended December 31, 2004. Although no formal commitment has been received from the Chairman, to fund the Company’s operating requirements for the year ended December 31, 2004, the Company has received loans, during the period January 1, 2004 through March 31, 2004, aggregating $1,370,000 from the Chairman. In addition, the Company is seeking to raise cash proceeds of at least $4,000,000 privately, on a best efforts basis, pursuant to one or more anticipated future private placement offerings. The Company expects to seek to obtain additional funding through private placements of debt and/or equity securities; however, there can be no assurance as to the availability or terms upon which such financing and capital might be available. Although no assurances can be given, the Company anticipates, based on currently proposed plans and assumptions relating to the Company’s operations, that the cash needs goal of at least $4.25 million will be sufficient to satisfy the Company’s capital requirements for the year ended December 31, 2004. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and obtaining additional funding from private placements of debt and/or equity securities. If management in unsuccessful is obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 3.  Inventories.

Inventory was comprised of the following:

	March 31,	December31,
	2004	2003

Raw Materials	$-	$-
Finished Goods	723,198	743,104

Total	$723,198	$743,104

Note 4.  Lines of Credit.

Lines of credit was comprised of the following:

	March 31,	December31,
	2004	2003

$300,000 Line of Credit, maturing July 31, 2004, bears interest at prime plus 1% per annum, secured by all the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman.	$297,503	$297,129
$500,000 Line of Credit, maturing August 1, 2004, bears interest at prime plus 2% per annum, secured by all the assets of RSM Technologies, Inc. and the Chairman is a co-borrower.	499,918	499,918

Total	$797,421	$797,047

Note 5.  Loans Payable – Related Party.

Loans payable – related party is comprised of funds loaned to the Company, for working capital purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum. During the period from January 1, 2004 to March 31, 2004 the Chairman loaned the Company funds aggregating $1,370,000.

Note 6.  Preferred Stock and Common Stock.

Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (the “Mandatory Conversion Date”) were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of the Company’s restricted common stock. No person, after the Mandatory Conversion Date, has any rights in respect of Series C Convertible Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as adjusted for the reverse split and share consolidation approved by the common stockholders on May 28, 2002 and effectuated at the close of business on May 30, 2002; of which:

(i)  an aggregate of 10,684,800 shares of restricted Common Stock were issued to the Chairman, pursuant to the mandatory conversion of an aggregate of 460,245 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and 2003 and previously valued and recorded in the aggregate at $9,204,900; and

(ii)     an aggregate of 830,000 shares of restricted Common Stock were issued to a corporation in which a director owns a material interest, pursuant to the mandatory conversion of an aggregate of 100,000 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and previously valued and recorded in the aggregate at $2,000,000.

Note 7.  Net Loss Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Three Months Ended March 31,

	2004		2003

		Per Share		Per Share
	Amount	Amount	Amount	Amount

Operating Loss	$(1,690,539)	$(0.059)	$(2,140,727)	$(0.151)
Dividends On Preferred Stock	-	-	(138,739)	(0.010)

Loss Available To Common Stockholders’	(1,690,539)	(0.059)	(2,279,466)	(0.161)
Other Items	-	-	-	-

Net Loss	$(1,690,539)	$(0.059)	$(2,279,466)	$(0.161)

Weighted Average Common Shares Outstanding	28,833,543		14,157,304

Note 8.  Business Segment Information.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of net profit or loss, certain specific revenue and expense items and certain asset items by reportable segments and how reportable segments are determined. This statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief decision-maker to assess performance and allocate resources.

Effective January 1, 2004, the Company determined that it had three distinct business segments. These three business segments have been defined as Corporate, RSM Products and Infiniti Products. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

a)	Corporate was derived from the financial data of Urecoats Industries Inc.,

b)	RSM Products was derived from the financial data of RSM Technologies, Inc. and

c)	Infiniti Products was derived from the financial data of Infiniti Products, Inc.

		RSM	Infiniti
	Corporate	Products	Products	Total

Revenue:
Application Systems	$-	$55,000	$-	$55,000
Coatings, Sealants and Other Products	$-	$131,881	$460,897	$592,778

Gross Profit:
Application Systems	$-	$15,000	$-	$15,000
Coatings, Sealants and Other Products	$-	$31,528	$110,374	$141,902

Operating Loss	$(1,061,701)	$(541,438)	$(87,400)	$(1,690,539)

Capital Expenditures (net of capital leases)	$-	$11,853	$15,901	$27,754

Depreciation and Amortization Expense	$20,021	$43,860	$349	$64,230

Identifiable Assets	$1,151,064	$1,227,636	$583,887	$2,962,587

Note 9.  Subsequent Event.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2004

Overview

This financial review presents the Company’s operating results for the three months ended March 31, 2004 and March 31, 2003, and the Company’s financial condition at March 31, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. The Company discusses such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in connection with the information presented in the Company’s unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2004.

Results of Operations

Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

Revenues

The following is a summary of revenues:

	For The Three Months Ended

	March 31,	March 31,
	2004	2003

Revenue:
Application Systems	$55,000	$107,000
Coatings, Sealants and Other Products	592,778	931,602

Total Revenue	$647,778	$1,038,602

The Company refers to the BlueMAX™, BlueWARRIOR™ and BlueCHIEF™ products as “Application Systems” and the RSM Series™ products and Infiniti Series™ products and other products, as “Coatings, Sealants and Other Products” in this section.

The Company recognized revenue for the three months ended March 31, 2004 of $647,748 as compared to $1,038,602 for the three months ended March 31, 2003, which represents a decrease of $390,824. The revenue generated from the sale of Application Systems and Coating, Sealants and Other Products represented 8% and 92% of total revenue, respectively, for the three months ended March 31, 2004 as compared to 10% and 90% of total revenue, respectively, for the three months ended March 31, 2003. The decrease in revenue of $390,824 is primarily attributable to: (a) the Company selling one Application System during the three months ended March 31, 2004 as compared to two Application Systems during the three months ended March 31, 2003 which resulted in a decrease of $52,000; (b) the Company switching its sales, marketing and production emphasis from the RSM Hundred Series™ to the RSM Thousand Series™ products during the three months ended March 31, 2004, which resulted in a decrease of approximately $90,854; and (c) the Company voluntarily and involuntarily reducing its customer base for its Infiniti products during the three months ended March 31, 2004, which resulted in a decrease of approximately $247,970.

Cost of Sales

The Company’s cost of sales for the three months ended March 31, 2004 was $490,875 as compared to $772,505 for the three months ended March 31, 2003. The Company’s cost of sales as a percentage of revenue for Application Systems and Coatings, Sealants and Other Products was 73% and 71%, respectively, for the three months ended March 31, 2004 as compared to 79% and 74%, respectively, for the three months ended March 31, 2003. The decrease in the total cost of sales of $463,916 is primarily attributable to: (a) the decrease in the revenues the Company generated during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003; and (b) the Company being able to reduce the provision for warranty costs during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Operating Expenses

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the three months ended March 31, 2004 was $1,500,155 as compared to $1,787,215 for the three months ended March 31, 2003. The decrease of $287,060 is primarily attributable to the effects of the Company’s strategic organizational initiative, which significantly reduced selling, general and administrative expenses but the effects of this initiative was offset by an increase in litigation reserves established at March 31, 2004.

Professional Fees

The Company’s professional fees for the three months ended March 31, 2004 were $122,772 as compared to $91,090 for the three months ended March 31, 2003. The increase of $31,682 is primarily attributable to attorney’s fees associated with past and current litigation.

Depreciation and Amortization

The Company’s depreciation and amortization expense for the three months ended March 31, 2004 was $64,230 as compared to $114,836 for the three months ended March 31, 2003. The decrease of $50,606 is primarily attributable to the basis of depreciable machinery and equipment being reduced during the year ended December 31, 2003 by $613,390 and thus this aggregate amount of basis was not subject to depreciation or amortization during the three months ended March 31, 2004.

Research and Development

The Company’s research and development costs for the three months ended March 31, 2004 was $41,668 as compared to $106,079 for the three months ended March 31, 2003. The decrease of $64,411 is primarily attributable to the Company entering the final stages of development for the RSM Thousand Series™ products.

Consulting Fees

The Company’s consulting fees for the three months ended March 31, 2004 was $67,581 as compared to $94,838 for the three months ended March 31, 2003. The decrease of $27,257 is primarily attributable to a reduction in the number and type of consultants engaged to provide business and financial consulting services for the Company.

Interest Expense

The Company’s interest expense for the three months ended March 31, 2004 was $47,592 as compared to $27,066 for the three months ended March 31, 2003. The increase of $20,526 is primarily attributable to the interest incurred on the $1,370,000 of loans payable – related party, which were originated during the quarter ended March 31, 2004. These loans are payable to the Chairman and bear interest at 9% per annum.

Financial Condition, Liquidity and Capital Resources

The Company had $131,477 of cash on hand at March 31, 2004 as compared to $42,718 at December 31, 2003, which represents an increase of $88,759. During the three months ended March 31, 2004, the Company’s working capital deficit increased by approximately $1,633,222 to $5,594,594. This increase in the working capital deficit was primarily due to a $1,370,000 increase in the level of funding from the Chairman, a $584,667 increase in accounts payable and accrued expenses and a $326,316 increase in prepaid expenses and other current assets. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and obtaining additional funding from private placements of debt and/or equity securities. If management is unsuccessful in obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Chairman, or other alternative sources of funding, to the extent available. To the extent fundings from the Chairman are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

Going Concern

The report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, expressed substantial doubt about the Company’s ability to continue as a going concern. Factors contributing to this substantial doubt include recurring losses from operations and net working capital deficiencies.

As mentioned in the Financial Condition, Liquidity and Capital Resources section, the Company is dependent on the continued funding currently being received from the Chairman to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing operations.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements made by the Company in this report and in other reports and statements released by the Company that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessary estimates reflecting the best judgment of senior management and express the Company’s opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of the Company’s control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about the Company’s businesses including, without limitation, the risk factors discussed below.  Although we believe the Company’s expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause the Company or the Company’s industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause the Company’s financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:

(a)	Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations;
(b)	Cash position and cash requirements, including the sufficiency of the Company’s cash requirements for the next twelve months;
(c)	Sales and margins;
(d)	Sources, amounts, and concentration of revenue;
(e)	Costs and expenses;
(f)	Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, warranty, and product returns;
(g)	Operations, including international, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated opening of the Company’s manufacturing operations;
(h)	Products and services, price of products, product lines, and product and sales channel mix;
(i)	Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners;
(j)	Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations;
(k)	Acquisition and disposition activity;
(l)	Credit facility and ability to raise capital;
(m)	Real estate lease arrangements;
(n)	Global economic, social, and geopolitical conditions;
(o)	Industry trends and the Company’s response to these trends;
(p)	Tax position and audits;
(q)	Strategic organizational initiatives, cost-reduction efforts, including workforce reductions, and the effect on employees;
(r)	Sources of competition;
(s)	Protection of intellectual property;
(t)	Outcome and effect of current and potential future litigation;
(u)	Research and development efforts, including the Company’s investment in new technologies;
(v)	Future lease obligations and other commitments and liabilities;
(w)	Common stock, including trading price;

(x)	Security of computer systems; and
(y)	Changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board.

The Company does not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company is not subject to material foreign currency exchange risks at this time.  The Company does have outstanding debt and related interest expense, but the market risk, as it relates to interest rate exposure, in the United States is currently not material to the Company’s operations.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on the foregoing, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 – Subsequent Event in Item 1 Financial Statements of Part I of Financial Information.

We are involved in various lawsuits and claims arising in the ordinary course of business

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2004, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

(a)
Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (the “Mandatory Conversion Date”) were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of restricted common stock. No person, after the Mandatory Conversion Date, has any rights in respect of Series C Convertible Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as adjusted for the reverse split and share consolidation approved by the common stockholders on May 28, 2002 and effectuated at the close of business on May 30, 2002; of which:

(i)  an aggregate of 10,684,800 shares of restricted Common Stock were issued to the Chairman, pursuant to the mandatory conversion of an aggregate of 460,245 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and 2003 and previously valued and recorded in the aggregate at $9,204,900; and

(ii)      an aggregate of 830,000 shares of restricted Common Stock were issued to a corporation in which a director owns a material interest, pursuant to the mandatory conversion of an aggregate of 100,000 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and previously valued and recorded in the aggregate at $2,000,000.

(b)
On March 31, 2004, the Company issued an aggregate of 7,000 shares of restricted common stock to current and former officers, as other compensation, pursuant to their employment agreements, which were valued and recorded in the aggregate at $3,430.

(c)
On March 31, 2004, the Company issued an aggregate of 6,000 shares of restricted common stock to a former officer as severance compensation in connection with the termination of his employment contract, which transaction was valued and recorded at $2,940.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits

See Index of Exhibits on Page 19.

Reports on Form 8-K

The Company filed a Form 8-K on March 16, 2004, Item 5 – Other Events, regarding the termination and appointment of officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 21, 2004	URECOATS INDUSTRIES INC.

By:

Michael T. Adams
President

Date:	May 21, 2004	URECOATS INDUSTRIES INC.

By:

Dennis A. Dolnick
Chief Financial Officer and Corporate Treasurer

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Employment Agreement, effective March 16, 2004, between Dennis A. Dolnick and the Company.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to §906 of Sarbanes-Oxley Act of 2002.

