Form 10-Q
period 2004-06-30
URECOATS INDUSTRIES INC
filed 2004-08-16
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

Commission File No. 001-31354

URECOATS INDUSTRIES INC.
(Exact name of Registrant as Specified in its Charter)

Delaware		13-3545304
(State of Incorporation)		(I.R.S. Employer Identification No.)

Quorum Business Center, 718 South Military Trail, Deerfield Beach, FL 33442
(Address of Principal Executive Offices and Zip Code)

(954) 428-8686
(Registrant’s Telephone Number, Including Area Cod)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practical date.

As of June 30, 2004 there were 28,947,328 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

2

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

URECOATS INDUSTRIES INC.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets:
Cash	$97,396	$42,718
Accounts Receivable (Net of Allowance for Doubtful Accounts of $651,855 and $358,607 at June 30, 2004 and December 31, 2003, respectively)	369,021	438,822
Inventory	728,339	743,104
Prepaid Expenses and Other Current Assets	393,240	30,499
Total Current Assets	1,587,996	1,255,143

Property, Plant and Equipment, Net	586,488	600,414

Other Assets:
Goodwill	774,000	774,000
Notes Receivable - Long Term	7,500	22,693
Deposits and Other Non-Current Assets	34,336	46,946
Total Other Assets	815,836	843,639

Total Assets	$2,990,320	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	June 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,108,288	$3,706,423
Accounts Payable and Accrued Expenses - Related Party	686,871	603,465
Lines of Credit	798,236	797,047
Note Payable	-	15,500
Loans Payable - Related Party	4,010,000	60,000
Current Maturities of Long-Term Debt	42,859	26,580
Current Maturity of Capital Lease Obligation	2,318	-
Deferred Revenue	7,500	7,500
Total Current Liabilities	8,656,072	5,216,515

Long-Term Debt	15,935	52,349
Obligation Under Capital Lease	3,966	-
Total Liabilities	8,675,973	5,268,864

Stockholders’ Deficit:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at June 30, 2004 and December 31, 2003; aggregate liquidation preference at June 30, 2004 and December 31, 2003 of $62,500	55,035	55,035
Series C Convertible, 750,000 Shares Authorized; 673,145 Issued and Outstanding at December 31, 2003; aggregate liquidation preference at December 31, 2003 of $14,026,309	-	673,145
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized; 28,947,328 and 16,458,375 Issued and Outstanding at June 30, 2004 and December 31, 2003, respectively	289,473	164,584
Additional Paid-In Capital	52,792,710	52,114,399
Accumulated Deficit	(58,822,871)	(55,576,831)
Total Stockholders’ Deficit	(5,685,653)	(2,569,668)

Total Liabilities and Stockholders’ Deficit	$2,990,320	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	June 30,	June 30,
	2004	2003

Revenue:
Application Systems	$-	$332,700
Coatings, Sealants and Other Products	745,669	1,170,243
Total Revenue	745,669	1,502,943

Cost of Sales:
Application Systems	-	289,500
Coatings, Sealants and Other Products	531,854	825,951
Warranty Costs, Freight and Other Costs of Sales	45,227	881,915
Total Cost of Sales	577,081	1,997,366

Gross Profit (Loss)	168,588	(494,423)

Operating Expenses:
Selling, General and Administrative	1,139,273	2,499,583
Professional Fees	155,678	385,034
Depreciation and Amortization	65,195	153,050
Research and Development	21,626	122,582
Consulting Fees	77,052	48,154
Interest Expense	28,973	34,057
Interest Expense - Related Party	68,919	-
Impairment of Assets	167,373	-
Total Operating Expenses	1,724,089	3,242,460

Net Loss	$(1,555,501)	$(3,736,883)

Net Loss Per Common Share - Basic and Diluted	$(0.054)	$(0.248)

Weighted Average Shares Outstanding	28,735,928	15,485,929

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months Ended
	June 30,	June 30,
	2004	2003

Revenue:
Application Systems	$55,000	$439,700
Coatings, Sealants and Other Products	1,338,447	2,101,845
Total Revenue	1,393,447	2,541,545

Cost of Sales:
Application Systems	40,000	373,500
Coatings, Sealants and Other Products	952,331	1,514,456
Warranty Costs, Freight and Other Costs of Sales	75,625	1,064,201
Total Cost of Sales	1,067,956	2,952,157

Gross Profit (Loss)	325,491	(410,612)

Operating Expenses:
Selling, General and Administrative	2,639,427	4,272,286
Professional Fees	278,450	476,124
Depreciation and Amortization	129,426	267,886
Research and Development	63,295	243,174
Consulting Fees	144,633	142,992
Interest Expense	62,079	61,123
Interest Expense - Related Party	83,405	-
Impairment of Assets	167,373	-
Loss On Disposition of Machinery and Equipment	3,443	-
Total Operating Expenses	3,571,531	5,463,585

Operating Loss	(3,246,040)	(5,874,197)

Loss From Discontinued Operations	-	(3,413)

Net Loss	$(3,246,040)	$(5,877,610)

Net Loss Per Common Share - Basic and Diluted
Continuing Operations	$(0.113)	$(0.398)
Discontinued Operations	-	-
Total	$(0.113)	$(0.398)

Weighted Average Shares Outstanding	28,784,466	15,399,879

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,	June 30,
	2004	2003

Cash Flows From Operating Activities:
Net Loss	$(3,246,040)	$(5,877,610)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	129,426	267,886
Impairment of Inventory	149,873	-
Impairment of Machinery and Equipment	17,500	-
Loss on Disposition of Machinery and Equipment	3,443	-
Non-Cash Operating Activities:
Board of Director Fees	-	174,000
Interest	-	34,277
Legal Fees, Settlements and Other Services	-	6,000
Other Compensation	-	35,370
Purchases of Costs of Goods Sold	-	34,408
(Increase) Decrease in Operating Assets:
Accounts and Loans Receivable	74,801	19,189
Notes Receivable	15,936	-
Inventory	(135,108)	23,484
Prepaid Expenses and Other Current Assets	(378,677)	(205,452)
Increase (Decrease) In Operating Liabilities:
Accounts Payable and Accrued Expenses	(483,580)	2,077,807
Accounts Payable and Accrued Expenses - Related Party	83,405	-
Deferred Income	-	7,500
Net Cash Used In Operating Activities	(3,769,021)	(3,403,141)

Cash Flows From Investing Activities:
Acquisitions of Machinery and Equipment	(134,243)	(97,115)
Acquisition of Intangible Assets	-	(487)
Decrease in Deposits and Other Non-Current Assets	27,803	8,835
Net Cash Used In Investing Activities	(106,440)	(88,767)

Cash Flows From Financing Activities:
Proceeds from Loans Payable - Related Party	3,950,000	3,480,000
Proceeds from Notes and Lines of Credit	7,789	1,045,863
Payments on Notes and Lines of Credit	(6,600)	(1,005,336)
Payments on Long-Term Debt	(20,135)	-
Payments on Capital Lease Obligation	(915)	-
Net Cash Provided By Financing Activities	3,930,139	3,520,527

Net Increase In Cash	54,678	28,619

Cash at Beginning of Period	42,718	41,520

Cash at End of Period	$97,396	$70,139

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	For The Six Months Ended
	June 30,	June 30,
	2004	2003

Supplemental Disclosure Of Cash Flow Information:
Cash Payments for Income Taxes	$-	$-
Cash Payments for Interest	$32,641	$26,846

Non-Cash Investing Activities:
Dispositions of Deposits and Other Non-Current Assets	$-	$34,408
Machinery and Equipment Acquired via a Capital Lease Obligation	7,200	-
Total Non-Cash Investing Activities	$7,200	$34,408

Non-Cash Financing Activities:
Issuance of Common Stock Pursuant to Employment and Severance Agreements	$8,574	$-
Issuance of Common Stock Pursuant to the Conversion of Series C Preferred Stock	673,145	-
Issuance of Common Stock Pursuant to 2002 Non-Employee Director Restricted Stock Plan for Directors Fees	251,820	-
Extinguishment of Common Stock Pursuant to Settlement Agreement	(131,508)	-
Issuance of Common Stock for Accrued Liabilities and Fractional Shares that resulted from the Conversion of Series C Preferred Stock	1,170	-
Issuance of Stock for Repayment of Debts	-	3,480,000
Issuance of Stock for Operating Activities	-	249,647
Total Non-Cash Financing Activities	$803,201	$3,729,647

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Urecoats Industries Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations. The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including any amendments thereto, as filed with the Securities and Exchange Commission.

Certain amounts in the prior periods have been reclassified to conform to the 2004 unaudited condensed consolidated financial statement presentation.

Note 2.  Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at June 30, 2004 has an accumulated deficit of $58,822,871, a working capital deficit of $7,068,076 and its total liabilities exceeded its total assets by $5,685,653. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, the Company’s Chairman of the Board (the "Chairman"), to fund its operations over the past five years. A strategic organizational initiative was initiated in the second quarter of 2003 which was designed to reduce the Company’s operating expenses and costs on an annualized basis, increase the effectiveness in delivering products to existing and potential new customers, and set the stage for the Company to potentially achieve profitability in the near future. The latter half of 2003 up to the date of this report reflects the results of the Company’s strategic organization initiative.

The Company originally estimated that approximately $4.25 million was required to fund the Company’s operations for the year ending December 31, 2004. Based on the Company’s actual funding requirements, which included certain non-recurring items, for the six months ended June 30, 2004 and the Company’s estimated funding requirements for the period July 1, 2004 to December 31, 2004 the Company is revising the original estimate upwards. The Company’s revised estimate is that approximately $6.5 million to $7.25 million will be required to fund the Company’s operations for the year ending December 31, 2004 or in other words that the Company will require approximately $2.25 million to $3.0 million to fund the Company’s operations for the six month period ending December 31, 2004. The Chairman, from January 1, 2004 to the date of this report, has funded all of the Company’s operating cash requirements. Although no formal commitment has been received from the Chairman to fund the Company’s operating cash requirements for the year ending December 31, 2004 the Company has received loans, during the period January 1, 2004 to June 30, 2004 aggregating $3.95 million from the Chairman. In addition, the Company, on a best efforts basis, is attempting to obtain additional funding through private placements of debt and/or equity securities of up to $4.0 million; however, there can be no assurance as to the availability or terms upon which such financing and capital might be available. Although no assurances can be given, the Company anticipates, based on currently proposed plans and assumptions relating to the Company’s operations, that the revised cash needs goal of at least $6.5 million to $7.25 million will be sufficient to satisfy the Company’s capital requirements for the year ending December 31, 2004. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and/or obtaining additional funding from private placements of debt and/or equity securities. If management is unsuccessful in achieving one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.  Inventory.

Inventory was comprised of the following:

	June 30,	December 31,
	2004	2003

Raw Materials	$29,821	$-
Finished Goods	698,518	743,104
Total	$728,339	$743,104

Note 4.  Lines of Credit.

Lines of credit was comprised of the following:

	June 30,	December 31,
	2004	2003

$300,000 Line of Credit, maturing August 31, 2004, bears interest at prime plus 1% per annum, secured by all of the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman.	$298,318	$297,129

$500,000 Line of Credit, maturing February 1, 2005, bears interest at prime plus 2% per annum, secured by certain assets of RSM Technologies, Inc., a $500,000 Certificate of Deposit account owned by the Chairman and the Chairman is a co-borrower.	$499,918	$499,918
Total	$798,236	$797,047

Note 5.  Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum. During the period January 1, 2004 to June 30, 2004 the Chairman loaned the Company funds aggregating $3,950,000. Accrued interest payable on these loans, as of June 30, 2004, is $83,405.

Note 6.  Preferred Stock and Common Stock.

Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (the "Mandatory Conversion Date") were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of the Company’s restricted common stock. No person, after the Mandatory Conversion date, has any right in respect of Series C Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as adjusted for the reverse split and share consolidation approved by the common stockholders on May 28, 2002 and effectuated at the close of business on May 30, 2002; of which:

i)	an aggregate of 10,684,800 shares of restricted Common Stock were issued to the Chairman, pursuant to the mandatory conversion of an aggregate of 460,245 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and 2003 and previously valued and recorded in the aggregate at $9,204,900; and

ii)	an aggregate of 830,000 shares of restricted Common Stock were issued to a corporation, in which a director owns a material interest, pursuant to the mandatory conversion of an aggregate of 100,000 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and previously valued and recorded in the aggregate at $2,000,000.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.  Net Loss Per Common Share - Basic and Diluted.

The following tables reflect the computations of the basic and diluted net loss per common share:

	For The Three Months Ended June 30,
	2004		2003
		Per Share		Per Share
	Amount	Amount	Amount	Amount

Operating Loss	$(1,555,501)	$(0.054)	$(3,736,883)	$(0.241)
Dividends on Preferred Stock	-	-	(106,434)	(0.007)

Loss Available To Common Shareholders’	(1,555,501)	(0.054)	(3,843,317)	(0.248)
Other Items	-	-	-	-

Net Loss	$(1,555,501)	$(0.054)	$(3,843,317)	$(0.248)

Weighted Average Common Shares Outstanding	28,735,928		15,485,929

	For The Six Months Ended June 30,
	2004		2003
		Per Share		Per Share
	Amount	Amount	Amount	Amount

Operating Loss	$(3,246,040)	$(0.113)	$(5,877,610)	$(0.382)
Dividends on Preferred Stock	-	-	(245,173)	(0.016)

Loss Available To Common Shareholders’	(3,246,040)	(0.113)	(6,122,783)	(0.398)
Other Items	-	-	-	-

Net Loss	$(3,246,040)	$(0.113)	$(6,122,783)	$(0.398)

Weighted Average Common Shares Outstanding	28,784,466		15,399,879

Note 8.  Litigation.

Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., Urecoats Industries Inc., et. al., Defendants.

On May 12, 2002, in the Circuit Court of the Seventeenth judicial Circuit in and for Broward County, Florida, Plaintiffs filed a complaint against Urecoats International, Inc., Urecoats Industries Inc., Urecoats Technologies, Inc., Richard J. Kurtz, Michael T. Adams, and two former officers of the Company, individually, ("Defendants") and on November 12, 2002, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Plaintiffs filed a second complaint against Urecoats International, Inc. and Urecoats Industries Inc., alleging breach of contract, conversion, and other claims under various common law and statutory theories. The Defendants filed an answer denying the allegations and counterclaimed against the Plaintiffs. This matter was settled pursuant to a confidential settlement agreement between the parties on April 21, 2004, prior to trial.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Plymouth Industries, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc. (n/k/a RSM Technologies, Inc.),
Urecoats Technologies, Inc. and Richard J. Kurtz, Defendants

On July 22, 2003, the Plaintiff served the Defendants with a complaint for breach of Manufacturing and Sales Agreements and the parties immediately entered into various settlement agreements during which the Defendants were granted an indefinite extension of time to answer the complaint. The Defendants ceased making settlement payments in September 2003 when the Defendants came to believe that the Plaintiff had breached the Manufacturing and Sales Agreements and thereafter served a joint answer denying the complaint’s allegations and counterclaimed against the Plaintiff for breach of contract, breach of warranties, and indemnity and contribution. On April 27, 2004, the Plaintiff filed the aforementioned complaint in the District Court of the Fourth Judicial District in Hennepin County, Minnesota. On July 13, 2004, the Defendants filed the aforementioned joint answer and counterclaims with said District Court. On August 4, 2004, the Plaintiff was granted summary judgment against the Defendants, joint and severally, in the amount of $738,163 with any applicable costs, fees, and pre-judgment interest to be determined and added to this summary judgment at a later date. The Defendants believe that reversible procedural and substantive errors were made and that valid legal redress exists to not only offset the summary judgment with counterclaims but also to potentially vacate the summary judgment. The outcome of this litigation and its potential financial impacts cannot be determined at this time.

Note 9.  Business Segment Information.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related information," requires disclosure of net profit or loss, certain specific revenue and expense items and certain assets items by reportable segments and how reportable segments are determined. This statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief decision-maker to assess performance and allocate resources.

Effective January 1, 2004, the Company determined that it had three distinct business segments. These three business segments have been defined as Corporate, RSM Products and Infiniti Products. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of Urecoats Industries Inc.;

(ii)	RSM Products was derived from the financial data of RSM Technologies, Inc.; and

(iii)	Infiniti Products was derived from the financial data of Infiniti Products, Inc.

The following table reflects certain business segment financial data as of and for the six months ended June 30, 2004:

		RSM	Infiniti
	Corporate	Products	Products	Total

Revenue:
Application Systems	$-	$55,000	$-	$55,000
Coating, Sealants and Other Products	$-	$290,920	$1,047,527	$1,338,447

Gross Profit:
Application Systems	$-	$15,000	$-	$15,000
Coatings, Sealants and Other Products	$-	$61,877	$248,614	$310,491

Operating Loss	$(1,906,201)	(1,110,689)	$(229,150)	$(3,246,040)

Capital Expenditures (Net of Capital Leases)	$26,570	$62,233	$45,440	$134,243

Depreciation and Amortization Expense	$40,608	$87,757	$1,061	$129,426

Identifiable Assets	$1,152,562	$1,308,534	$529,224	$2,990,320

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following financial reviews presents the Company’s operating results for the three and six months ended June 30, 2004 and June 30, 2003, and the Company’s financial condition at June 30, 2004. Except for the historical information contained herein, the following discussions contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expresses or implied by such forward-looking statements. The Company discusses such risks, uncertainties and other factors throughout this report and specifically under the caption "Forward Looking Statements" below. In addition, the following reviews should be read in connection with the information presented in the Company’s unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2004.

Management’s Discussion and Analysis of Operations for the Three Months Ended June 30, 2004
as Compared to the Three Months Ended June 30, 2003

Revenues
The following is a summary of revenues:

	For The Three Months Ended
	June 30,	June 30,
	2004	2003

Revenue:
Application Systems	$-	$332,700
Coatings, Sealants and Other Products	745,669	1,170,243
Total Revenue	$745,669	$1,502,943

The Company refers to the BlueMAX™, BlueWARRIOR™ and BlueCHIEF™ products as "Application Systems" and the RSM Series™ products and Infiniti Series™ products and other products, as "Coatings, Sealants and Other Products" in this section.

The Company recognized revenue for the three months ended June 30, 2004 of $745,669 as compared to $1,502,943 for the three months ended June 30, 2003, which represents a decrease of $757,274. The revenue generated from the sale of Application Systems and Coatings, Sealants and Other Products represented 0% and 100% of total revenue, respectively, for the three months ended June 30, 2004 as compared to 22% and 78% of total revenue, respectively, for the three months ended June 30, 2004. The decrease in revenue of $757,274 is primarily attributable to: (a) the Company not selling any Application Systems during the three months ended June 30, 2004 as compared to six application systems during the three months ended June 30, 2003 which resulted in a decrease of $332,700; (b) the Company switching its sales, marketing and production emphasis from the RSM Hundred Series™ to the RSM Thousand Series™ products during the three months ended June 30, 2004, which resulted in a decrease of approximately $408,968; and (c) the Company voluntarily and involuntarily reducing its customer base for its Infiniti products during the three months ended June 30, 2004, which resulted in a decrease of approximately $15,606.

Cost of Sales

The Company’s cost of sales for the three months ended June 30, 2004 was $577,081 as compared to $1,997,366 for the three months ended June 30, 2003, which represents a decrease of $1,420,285. The Company’s cost of sales as a percentage of revenue for Application Systems and Coating, Sealants and Other Products was 0% and 77%, respectively, for the three months ended June 30, 2004 as compared to 87% and 146%, respectively, for the three months ended June 30, 2003. The decrease in the total cost of sales of $1,420,285 is primarily attributable to: (a) the Company not generating any revenue from the sale of Application Systems during the three months ended June 30, 2004, (b) the decrease in the amount of revenues the Company generated from the sale of Coatings, Sealants and Other Products during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003; and (c) the Company being able to reduce the provision for warranty costs during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Operating Expenses

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the three months ended June 30, 2004 was $1,139,273 as compared to $2,499,583 for the three months ended June 30, 2003. The decrease of $1,360,310 is primarily attributable to the effects of the Company’s strategic organizational initiative that was commenced in the second quarter of 2003, which substantially reduced selling, general and administrative expenses.

Professional Fees

The Company’s professional fees for the three months ended June 30, 2004 were $155,678 as compared to $385,034 for the three months ended June 30, 2003. The decrease of $229,356 is primarily attributable to: (a) a decrease in attorney’s fees associated with past and current litigation and, (b) a decrease in accounting fees associated with preparing, reviewing and filing financial documents with various entities.

Depreciation and Amortization

The Company’s depreciation and amortization expense for the three months ended June 30, 2004 was $65,195 as compared to $153,050 for the three months ended June 30, 2003. The decrease of $87,855 is primarily attributable to: (a) the basis of depreciable machinery and equipment being reduced during the year ended December 31, 2003 by $613,390 and, (b) the Company fully amortizing the basis of intangible assets of $296,024 during the year ended December 2003 and thus this aggregate amount of basis was not subject to depreciation or amortization during the three months ended June 30, 2004.

Research and Development

The Company’s research and development costs for the three months ended June 30, 2004 was $21,626 as compared to $122,582 for the three months ended June 30, 2003. The decrease of $100,956 is primarily attributable to the Company entering the final stages of development for the RSM Thousand Series™ products.

Consulting Fees

The Company’s consulting fees for the three months ended June 30, 2004 was $77,052 as compared to $48,154 for the three months ended June 30, 2003. The increase of $28,898 is primarily attributable to the Company engaging a new financial consultant to assist the Company with respect to business marketing plans, development of financial relations plans and media and other services as deemed necessary by the Company which was offset by the Company reducing the number and type of consultants engaged to provide other business and financial consulting services for the Company.

Interest Expense

The Company’s interest expense for the three months ended June 30, 2004 was $97,892 as compared to $34,057 for the three months ended June 30, 2003. The increase of $63,835 is primarily attributable to the interest incurred on the $2,580,000 of loans payable - related party, which were originated during the quarter ended June 30, 2004 and the interest incurred on the $1,370,000 of loans payable - related party, which were originated during the quarter ended March 31, 2004. These loans are payable to the Chairman and bear interest at 9% per annum.

Impairment of Assets

The Company recognized an impairment of assets during the three months ended June 30, 2004 in the amount of $167,373. No such impairment was recognized during the three months ended June 30, 2003. The Company reevaluated the carrying value of its remaining BlueMAX™ application systems that the Company held in inventory and in machinery and equipment. Based on the facts that: (a) the Company is switching its sales, marketing and production emphasis from the RSM Hundred Series™ to the RSM Thousand Series™ products which do not utilize the BlueMAX™, (b) the cost to retro-fit the BlueMAX™ for not only the RSM Thousand Series™ products but other spray applications and, (c) the current resale market for a as is or retro-fitted BlueMAX™, the Company decided that the historical cost assigned to the Company’s BlueMAX™ application systems exceeded their estimated fair market value by $167,373 and the Company recognized an impairment for this amount. Of this impairment, $149,873 was recognized for BlueMAX™ application systems that were included in inventory and the remaining $17,500 was recognized for BlueMAX™ application systems that were included in machinery and equipment.

Management’s Discussion and Analysis of Operations for the Six Months Ended June 30, 2004
as Compared to the Six Months Ended June 30, 2003

Revenues
The following is a summary of revenues:

	For The Six Months Ended
	June 30,	June 30,
	2004	2003

Revenue:
Application Systems	$55,000	$439,700
Coatings, Sealants and Other Products	1,338,447	2,101,845
Total Revenue	$1,393,447	$2,541,545

The Company refers to the BlueMAX™, BlueWARRIOR™ and BlueCHIEF™ products as "Application Systems" and the RSM Series™ products and Infiniti Series™ products and other products, as "Coatings, Sealants and Other Products" in this section.

The Company recognized revenue for the six months ended June 30, 2004 of $1,393,447 as compared to $2,541,545 for the six months ended June 30, 2003, which represents a decrease of $1,148,098. The revenue generated from the sale of Application Systems and Coatings, Sealants and Other Products represented 4% and 96% of total revenue, respectively, for the six months ended June 30, 2004 as compared to 17% and 83% of total revenue, respectively, for the six months ended June 30, 2003. The decrease in revenue of $1,148,098 is primarily attributable to: (a) the Company selling one Application System during the six months ended June 30, 2004 as compared to eight Application Systems during the six months ended June 30, 2003 which resulted in a decrease of $384,700; (b) the Company switching its sales, marketing and production emphasis from the RSM Hundred Series™ to the RSM Thousand Series™ products during the six months ended June 30, 2004, which resulted in a decrease of approximately $499,822; and (c) the Company voluntarily and involuntarily reducing its customer base for its Infiniti products during the six months ended June 30, 2004, which resulted in a decrease of approximately $263,576.

Cost of Sales

The Company’s cost of sales for the six months ended June 30, 2004 was $1,067,956 as compared to $2,952,157 for the six months ended June 30, 2003, which represents a decrease of $1,884,201. The Company’s cost of sales as a percentage of revenue for Application Systems and Coating, Sealants and Other Products was 73% and 77%, respectively, for the six months ended June 30, 2004 as compared to 85% and 123%, respectively, for the six months ended June 30, 2003. The decrease in the total cost of sales of $1,884,201 is primarily attributable to: (a) the Company selling only one Application System during the six months ended June 30, 2004 as compared to eight Application Systems during the six months ended June 30, 2003, (b) the decrease in the amount of revenues the Company generated from the sale of Coatings, Sealants and Other Products during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003; and (c) the Company being able to reduce the provision for warranty costs during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Operating Expenses

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the six months ended June 30, 2004 was $2,639,427 as compared to $4,272,286 for the six months ended June 30, 2003. The decrease of $1,632,858 is primarily attributable to the effects of the Company’s strategic organizational initiative that was commenced in the second quarter of 2003, which substantially reduced selling, general and administrative expenses but the effects of this initiative was partially offset by a provision established for litigation costs at March 31, 2004.

Professional Fees

The Company’s professional fees for the six months ended June 30, 2004 were $278,450 as compared to $476,124 for the six months ended June 30, 2003. The decrease of $197,674 is primarily attributable to: (a) a decrease in attorney’s fees associated with past and current litigation and, (b) a decrease in accounting fees associated with preparing, reviewing and filing financial documents with various entities.

Depreciation and Amortization

The Company’s depreciation and amortization expense for the six months ended June 30, 2004 was $129,426 as compared to $267,886 for the six months ended June 30, 2003. The decrease of $138,460 is primarily attributable to: (a) the basis of depreciable machinery and equipment being reduced during the year ended December 31, 2003 by $613,390 and, (b) the Company fully amortizing the basis of intangible assets of $296,024 during the year ended December 2003 and thus this aggregate amount of basis was not subject to depreciation or amortization during the six months ended June 30, 2004.

Research and Development

The Company’s research and development costs for the six months ended June 30, 2004 was $63,295 as compared to $243,174 for the six months ended June 30, 2003. The decrease of $179,880 is primarily attributable to the Company entering the final stages of development for the RSM Thousand Series™ products.

Consulting Fees

The Company’s consulting fees for the six months ended June 30, 2004 was $144,633 as compared to $142,992 for the six months ended June 30, 2003. The increase of $1,641 is primarily attributable to the Company engaging a new financial consultant to assist the Company with respect to business marketing plans, development of financial relations plans and media and other services as deemed necessary by the Company which was offset by the Company reducing the number and type of consultants engaged to provide other business and financial consulting services for the Company.

Interest Expense

The Company’s interest expense for the six months ended June 30, 2004 was $145,484 as compared to $61,125 for the six months ended June 30, 2003. The increase of $84,361 is primarily attributable to the interest incurred on the $3,950,000 of loans payable - related party, which were originated during the six months ended June 30, 2004. These loans are payable to the Chairman and bear interest at 9% per annum.

Impairment of Assets

The Company recognized an impairment of assets during the six months ended June 30, 2004 in the amount of $167,373. No such impairment was recognized during the six months ended June 30, 2003. The Company reevaluated the carrying value of its remaining BlueMAX™ application systems that the Company held for sale and recorded in inventory and the Company utilized in operations and recorded in machinery and equipment. Based on the facts that: (a) the Company is switching its sales, marketing and production emphasis from the RSM Hundred Series™ to the RSM Thousand Series™ products which does not utilize the BlueMAX™, (b) the cost to retro-fit the BlueMAX™ for not only the RSM Thousand Series™ products but other spray applications and, (c) the current resale market for a as is or retro-fitted BlueMAX™, the Company decided that the historical cost assigned to the Company’s BlueMAX™ application systems exceeded their estimated fair market value by $167,373 and the Company recognized an impairment for this amount. Of this impairment, $149,873 was recognized for BlueMAX™ application systems that were included in inventory and the remaining $17,500 was recognized for BlueMAX™ application systems that were included in machinery and equipment.

Financial Condition, Liquidity and Capital Resources

The Company had $97,396 of cash on hand at June 30, 2004 as compared to $42,718 at December 31, 2003, which represents an increase of $54,678. During the six months ended June 30, 2004, the Company’s working capital deficit increased by approximately $3,106,704 to $7,068,076. This increase in the working capital deficit was primarily due to a $3,950,000 increase in the level of funding from the Chairman, a $400,175 decrease in accounts payable and accrued expenses, a $135,108 increase in inventory and a $378,677 increase in prepaid expenses and other current assets. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and/or obtaining additional funding from private placements of debt and/or equity securities. If management is unsuccessful in achieving one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Chairman, or other alternative sources of funding, to the extent available. To the extent fundings from the Chairman are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available at such point in time, or if obtainable, on terms that are commercially feasible. The discontinuance of funding from the Chairman and the unavailability of financing to replace such funding could result in the Company ceasing operations.

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

As mentioned in the Financial Condition, Liquidity and Capital Resources section above, the Company is dependent on the continued funding currently being received from the Chairman to continue operations. The discontinuance of such funding and the unavailability of financing to replace such funding could result in the Company ceasing operations.

Forward Looking Statements

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Statements made by the Company in this report and in other reports ands statements released by the Company that are not historical facts constitute "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessary estimates reflecting the best judgment of senior management and express the Company’s opinions about trends and factors, which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of the Company’s control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered on context with various disclosures made by the Company about the Company’s businesses including, without limitation, the risk factors discussed below. Although we believe the Company’s expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause the Company or the Company’s industry’s actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause the Company’s financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:

a)	Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations;
b)	Cash position and cash requirements, including the sufficiency of the Company’s cash requirements for the next twelve (12) months;
c)	Sales and margins;
d)	Sources, amounts and concentrations of revenue;

e)	Costs and expenses;
f)	Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, warranty, and product returns;
g)	Operations, including international, supply chain, quality control, and manufacturing supply, capacity, and facilities, including the anticipated beginning of the Company’s manufacturing operations;
h)	Product and services, price of products, product lines, and product and sales channel mix;
i)	Relationship with customers, suppliers and strategic partners, including increased reliance on strategic partners;
j)	Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations;
k)	Acquisition and disposition activity;
l)	Credit facilities and ability to raise capital;
m)	Real estate lease arrangements;
n)	Global economic, social, and geopolitical conditions;
o)	Industry trends and the Company’s response to these trends;
p)	Tax position and audits;
q)	Strategic organizational initiatives, cost-reduction efforts, including workforce reductions, and the effect on employees;
r)	Sources of competition;
s)	Protection of intellectual property;
t)	Outcome and effect of current and potential future litigation;
u)	Research and development efforts, including the Company’s investment in new technologies;
v)	Future lease obligations and other commitments and liabilities;
w)	Common stock, including trading price;
x)	Security of computer systems; and
y)	Changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board.

The Company does not plan to update any such forward-looking statements and expressly disclaims any duty to update the information contained in this filing except as required by law.

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

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on the forgoing, the Company’s Principal executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 8 - Litigation in Item 1 Financial Statements of Part I of Financial Information.

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2004, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

a)	On May 28, 2004, 292,000 shares of the Company’s restricted common stock that were issued to the Chairman, pursuant to a one time grant on May 28, 2002 under the Company’s 2002 Non-Employee Director Restricted Stock Plan, became fully vested. The Company did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company as of May 28, 2002. The value ascribed to these shares on May 28, 2004 was $197,100.

b)	On June 22, 2004, 96,000 shares of the Company’s restricted common stock that were issued to members of the Company’s Board of Directors on June 11, 2003, under the Company’s 2002 Non-Employee Director Restricted Stock Plan, became fully vested. The Company did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company as of June 11, 2003. The value ascribed to these shares on June 22, 2004 was $54,720.

c)	On June 30, 2004, the Company issued 4,000 shares of the Company’s restricted common stock to the Company’s President, as other compensation, pursuant to an employment agreement. The value ascribed to these shares on June 30, 2004 was $2,204.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company’s stockholders’ was held on June 22, 2004 at 9:00am EST with the following results:

Proposal One - Election of Directors

	For	Withheld

1. Richard J. Kurtz	24,287,322	26,753
2. Lt. General Arthur J. Gregg, US Army (Retired)	24,286,922	27,153
3. Steven Mendelow	24,287,372	26,703
4. Jerold L. Zaro	24,289,652	24,423
5. Mark A. Reichenbaum	24,287,372	26,703

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

See Index of Exhibits on Page 19.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 16, 20004	URECOATS INDUSTRIES INC.

By: /s/ Michael T. Adams
Michael T. Adams
President

Date:	August 16, 20004	URECOATS INDUSTRIES INC.

By: /s/ Dennis A. Dolnick
Dennis A. Dolnick
Chief Financial Officer and Corporate Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	2002 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002, filed on August 19, 2002).
99.1
Definitive Proxy Statement (incorporate by reference to the Definitive Proxy Statement filed April 28, 2004, Security Ownership of Certain Beneficial Owners and Management, Security Ownership of Management table, footnote c).

