Form 10-Q
period 2004-09-30
URECOATS INDUSTRIES INC
filed 2004-11-22
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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
Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practical date.

As of September 30, 2004 there were 28,914,869 shares of Common Stock, par value $.01, outstanding.

URECOATS INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

URECOATS INDUSTRIES INC.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$62,803	$35,385
Accounts Receivable (Net of Allowance for Doubtful Accounts of $210,351 and $242,579 at September 30, 2004 and December 31, 2003, respectively)	258,769	334,528
Inventory	143,223	143,862
Prepaid Expenses and Other Current Assets	110,832	14,563
Total Current Assets	575,627	528,338

Property, Plant and Equipment, Net	284,206	217,600

Other Assets:
Assets of Discontinued Operations, Net	12,166	1,132,502
Goodwill	774,000	774,000
Deposits and Other Non-Current Assets	34,336	46,756
Total Other Assets	820,502	1,953,258

Total Assets	$1,680,335	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,305,880	$1,728,401
Accounts Payable and Accrued Expenses - Related Party	788,363	603,465
Lines of Credit	799,489	797,047
Note Payable	-	15,500
Loans Payable - Related Party	4,885,000	60,000
Current Maturities of Long-Term Debt	23,519	26,580
Current Maturity of Capital Lease Obligation	2,353	-
Total Current Liabilities	7,804,604	3,230,993

Liabilities of Discontinued Operations	1,785,493	1,985,522
Long-Term Debt	11,605	52,349
Obligation Under Capital Lease	3,365	-
Total Liabilities	9,605,067	5,268,864

Stockholders’ Deficit:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at September 30, 2004 and December 31, 2003; aggregate liquidation preference at September 30, 2004 and December 31, 2003 of $62,500	55,035	55,035
Series C Convertible, 750,000 Shares Authorized; 673,145 Issued and Outstanding at December 31, 2003; aggregate liquidation preference at December 31, 2003 of $14,026,309	-	673,145
Common Stock, $.01 Par Value; 40,000,000 Shares Authorized; 28,914,869 and 16,458,375 Issued and Outstanding at September 30, 2004 and December 31, 2003, respectively	289,149	164,584
Additional Paid-In Capital	52,794,095	52,114,399
Accumulated Deficit	(61,063,011)	(55,576,831)
Total Stockholders’ Deficit	(7,924,732)	(2,569,668)

Total Liabilities and Stockholders’ Deficit	$1,680,335	$2,699,196

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	September 30,	September 30,
	2004	2003

Revenue:
Coatings, Sealants and Other Products	$521,852	$603,888
Total Revenue	521,852	603,888

Cost of Sales:
Coatings, Sealants and Other Products	384,654	440,423
Freight and Other Costs of Sales	23,817	23,804
Total Cost of Sales	408,471	464,227

Gross Profit	113,381	139,661

Operating Expenses:
Selling, General and Administrative	353,515	714,403
Professional Fees	57,000	60,777
Depreciation and Amortization	16,424	90,194
Consulting Fees	51,144	5,241
Interest Expense	9,914	29,696
Interest Expense - Related Party	101,493	-
Loss on Disposal of Machinery and Equipment	18,568	32,197
Total Operating Expenses	608,058	932,508

Net Operating Loss	(494,677)	(792,847)

Discontinued Operations:
Net Loss from Discontinued Operations	(637,997)	(1,009,217)
Net Loss from Abandonment of Assets	(1,107,466)	-

Net Loss	$(2,240,140)	$(1,802,064)

Net Loss Per Common Share - Basic and Diluted
Continuing Operations	$(0.017)	$(0.056)
Discontinued Operations	(0.060)	(0.061)
Total	$(0.077)	$(0.117)

Weighted Average Shares Outstanding	28,921,173	16,568,377

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Revenue:
Coatings, Sealants and Other Products	$1,569,378	$1,914,990
Total Revenue	1,569,378	1,914,990

Cost of Sales:
Coatings, Sealants and Other Products	1,164,229	1,342,975
Freight and Other Costs of Sales	43,155	97,389
Total Cost of Sales	1,207,384	1,440,364

Gross Profit	361,994	474,626

Operating Expenses:
Selling, General and Administrative	1,676,520	2,965,387
Professional Fees	322,521	536,901
Depreciation and Amortization	58,092	281,495
Consulting Fees	122,137	136,249
Interest Expense	65,795	89,604
Interest Expense - Related Party	184,898	-
Loss on Disposal of Machinery and Equipment	18,568	32,197
Total Operating Expenses	2,448,531	4,041,833

Net Operating Loss	(2,086,537)	(3,567,207)

Discontinued Operations:
Net Loss from Discontinued Operations	(2,292,177)	(4,112,466)
Net Loss from Abandonment of Assets	(1,107,466)	-

Net Loss	$(5,486,180)	$(7,679,673)

Net Loss Per Common Share - Basic and Diluted
Continuing Operations	$(0.072)	$(0.259)
Discontinued Operations	(0.118)	(0.270)
Total	$(0.190)	$(0.529)

Weighted Average Shares Outstanding	28,830,536	15,239,752

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash Flows From Operating Activities:
Net Loss	$(5,486,180)	$(7,679,673)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	58,092	281,495
Loss on Disposition of Machinery and Equipment	18,568	32,197
Non-Cash Operating Activities:
Board of Director Fees	-	174,000
Interest	-	50,873
Legal Fees, Settlements and Other Services	-	6,000
Other Compensation	-	40,344
(Increase) Decrease in Operating Assets:
Accounts and Loans Receivable	75,759	(93,137)
Inventory	639	90,195
Prepaid Expenses and Other Current Assets	(96,269)	(19,335)
Increase (Decrease) In Operating Liabilities:
Accounts Payable and Accrued Expenses	(306,904)	792,068
Accounts Payable and Accrued Expenses - Related Party	184,898	-
Discontinued Operations	938 398	917,145
Net Cash Used In Operating Activities	(4,612,999)	(5,407,828)

Cash Flows From Investing Activities:
Acquisitions of Machinery and Equipment	(156,257)	(12,214)
Proceeds from Dispositions of Machinery and Equipment	2,100	-
Decrease in Deposits and Other Non-Current Assets	12,420	8,767
Net Cash Used In Investing Activities	(141,737)	(3,447)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Stock	-	350,000
Proceeds from Loans Payable - Related Party	4,825,000	5,130,000
Proceeds from Notes and Lines of Credit	12,042	1,435,048
Payments on Notes and Lines of Credit	(9,600)	(1,436,121)
Payments on Long-Term Debt	(43,806)	-
Payments on Capital Lease Obligation	(1,482)	-
Net Cash Provided By Financing Activities	4,782,154	5,478,927

Net Increase In Cash	27,418	67,652

Cash at Beginning of Period	35,385	52,482

Cash at End of Period	$62,803	$120,134

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - CONTINUED)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Supplemental Disclosure Of Cash Flow Information:
Cash Payments for Income Taxes	$-	$-
Cash Payments for Interest	$69,815	$34,748

Non-Cash Investing Activities:
Machinery and Equipment Acquired via a Capital Lease Obligation	$7,200	$-

Non-Cash Financing Activities:
Issuance of Common Stock Pursuant to Employment and Severance Agreements	$9,634	$-
Issuance of Common Stock Pursuant to the Conversion of Series C Preferred Stock	673,145	-
Issuance of Common Stock Pursuant to 2002 Non-Employee Director Restricted Stock Plan for Directors Fees	251,820	-
Extinguishment of Common Stock Pursuant to Settlement Agreement	(131,508)	-
Issuance of Common Stock for Accrued Liabilities, and Fractional Shares that Resulted from the Conversion of Series C Preferred Stock	1,170	-
Issuance of Stock for Repayment of Debts	-	5,130,000
Issuance of Stock for Operating Activities	-	305,625
Total Non-Cash Financing Activities	$804,261	$5,435,625

See accompanying notes to condensed consolidated financial statements.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.   Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Urecoats Industries Inc. (the “Company” or the “Registrant”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations. The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including any amendments thereto, as filed with the Securities and Exchange Commission.

Certain amounts in the prior periods have been reclassified to conform to the 2004 unaudited condensed consolidated financial statement presentation. As of a result of the Company’s decision to discontinue the operations of its wholly-owned subsidiary, RSM Technologies, Inc. (“RSM”), the assets, liabilities and results of operations for RSM have been reclassified as discontinued operations for all periods presented.

Note 2.   Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations and at September 30, 2004 has an accumulated deficit of $61,063,011, a working capital deficit of $7,228,977 and its total liabilities exceeded its total assets by $7,924,732. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has, is currently, and will in the foreseeable future continue to rely principally on Richard J. Kurtz, the Company’s Chairman of the Board (the “Chairman”), to fund the Company’s operational cash flow requirements although no formal commitment, as of the date of this report, has been received from the Chairman to continue such funding. The Company is attempting, on a best efforts basis, to obtain additional funding through private placements of debt and/or equity securities to supplement or potentially replace the funding the Company currently or in the foreseeable future will require from the Chairman to continue as a going concern. There can be no assurance that the Company will be able to obtain additional funding through private placements of debt and/or equity securities at any point in the future, or if obtainable, on terms that are commercially feasible. The Chairman, from January 1, 2004 to the date of this report, has funded substantially all of the Company’s operating cash requirements and during the period January 1, 2004 to September 30, 2004 this funding has aggregated approximately $4.83 million.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully execute its business plan, which includes increasing revenues so as to exceed the Company’s operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and/or obtaining additional funding from private placements of debt and/or equity securities. If the Company is unsuccessful in achieving one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted and more likely than not would cause the Company to cease operations. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 3.   Discontinued Operations

On November 5, 2004, the Company’s Board of Directors decided to discontinue the operations of its wholly-owned subsidiary RSM. RSM was engaged in acquiring, developing, marketing and selling spray applied elastomeric coatings to the roofing, waterproofing and corrosion industries.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables reflect the computations of the results of discontinued operations:

	For The Three Months Ended
	September 30,	September 30,
	2004	2003

Revenues	$129,864	$108,293
Cost Of Sales	122,173	279,109
Gross Profit (Loss)	7,691	(170,816)
Operating Expenses	645,688	838,401
Net Loss from Discontinued Operations	(637,997)	(1,009,217)
Net Loss from Abandonment of Assets	(1,107,466)	-
Total	$(1,745,463)	$(1,009,217)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Revenues	$475,785	$1,338,736
Cost Of Sales	391,216	2,255,129
Gross Profit (Loss)	84,569	(916,393)
Operating Expenses	2,376,746	3,196,073
Net Loss from Discontinued Operations	(2,292,177)	(4,112,466)
Net Loss from Abandonment of Assets	(1,107,466)	-
Total	$(3,399,643)	$(4,112,466)

Note 4.   Inventory.

Inventory was comprised of the following:

	September 30,	December 31,
	2004	2003

Raw Materials	$38,532	$-
Finished Goods	104,691	143,862
Total	$143,223	$143,862

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.   Lines of Credit.

Lines of credit was comprised of the following:

	September 30,	December 31,
	2004	2003

$300,000 Line of Credit, maturing August 31, 2004, bears interest at prime plus 1% per annum, secured by all of the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman. See (*) below this table.	$-	$297,129

$280,000 Line of Credit, maturing March 31, 2005, bears interest at prime plus 1% per annum, secured by all of the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman. See (*) below this table for further discussion.	299,571	-

$500,000 Line of Credit, maturing February 1, 2005, bears interest at prime plus 2% per annum, secured by certain assets of RSM Technologies, Inc., a $500,000 Certificate of Deposit account owned by the Chairman and the Chairman is a co-borrower.	499,918	499,918
Total	$799,489	$797,047

(*) - This line of credit was originally for $300,000 and matured on August 31, 2004. The Company and the underlying lender of this credit facility renegotiated and amended the line of credit and certain of its underlying terms on September 28, 2004. Pursuant to the September 28, 2004 amendment the original maximum amount of credit to be advanced under the line of credit is $280,000 but the maximum amount of credit to be advanced decreases by $20,000 per month until the maturity date of March 31, 2005. Therefore the maximum amount of credit to be advanced under the line of credit for the month of October, 2004 will be $280,000, November, 2004 will be $260,000, December, 2004 will be $240,000, January, 2005 will be $220,000, February, 2005 will be 200,000 and March, 2005 will be $180,000. In conjunction with this amendment the Company made a $20,000 payment, during the month of October 2004, to the lender to bring its outstanding balance from $299,571 to below the original maximum amount of credit to be advanced of $280,000.

Note 6.   Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum. During the period January 1, 2004 to September 30, 2004 the Chairman loaned the Company funds aggregating approximately $4,825,000. Accrued interest payable on these loans, as of September 30, 2004, is approximately $184,898.

Note 7.   Preferred Stock and Common Stock.

Pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on January 1, 2004 (the “Mandatory Conversion Date”) were deemed converted as of such date as if the Holders had given the Conversion Notice on the Mandatory Conversion Date, into 12,375,024 shares of the Company’s restricted common stock. No person, after the Mandatory Conversion date, had any right in respect of Series C Preferred Stock, except the right to receive shares of restricted common stock on conversion thereof, as adjusted for the reverse split and share consolidation approved by the common stockholders on May 28, 2002 and effectuated at the close of business on May 30, 2002; of which:

a)	an aggregate of 10,684,800 shares of restricted Common Stock were issued to the Chairman, pursuant to the mandatory conversion of an aggregate of 460,245 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and 2003 and previously valued and recorded in the aggregate at $9,204,900; and

b)	an aggregate of 830,000 shares of restricted Common Stock were issued to a corporation, in which a director owns a material interest, pursuant to the mandatory conversion of an aggregate of 100,000 shares of Series C Convertible Preferred Stock, which Series C Convertible Preferred Stock was purchased in 2002 and previously valued and recorded in the aggregate at $2,000,000.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.   Net Loss Per Common Share - Basic and Diluted.

The following tables reflect the computations of the basic and diluted net loss per common share:

	For The Three Months Ended September 30,
	2004		2003
		Per Share		Per Share
	Amount	Amount	Amount	Amount

Operating Loss	$(494,677)	$(0.017)	$(792,847)	$(0.048)
Dividends on Preferred Stock	-	-	(130,594)	(0.008)

Loss Available To Common Shareholders’	(494,677)	(0.017)	(923,441)	(0.056)
Discontinued Operations	(1,745,463)	(0.060)	(1,009,217)	(0.061)

Net Loss	$(2,240,140)	$(0.077)	$(1,932,658)	$(0.117)

Weighted Average Common Shares Outstanding	28,921,173		16,568,377

	For The Nine Months Ended September 30,
	2004		2003
		Per Share		Per Share
	Amount	Amount	Amount	Amount

Operating Loss	$(2,086,537)	$(0.072)	$(3,567,207)	$(0.234)
Dividends on Preferred Stock	-	-	(375,767)	(0.025)

Loss Available To Common Shareholders’	(2,086,537)	(0.072)	(3,942,974)	(0.259)
Discontinued Operations	(3,399,643)	(0.118)	(4,112,466)	(0.270)

Net Loss	$(5,486,180)	$(0.190)	$(8,055,440)	$(0.529)

Weighted Average Common Shares Outstanding	28,830,536		15,239,752

Note 9.   Litigation.

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

Plymouth Industries, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc. (n/k/a RSM Technologies, Inc.),
Urecoats Technologies, Inc. and Richard J. Kurtz, Defendants

On July 22, 2003, the Plaintiff served the Defendants with a complaint for breach of Manufacturing and Sales Agreements and the parties immediately entered into various settlement agreements during which the Defendants were granted an indefinite extension of time to answer the complaint. The Defendants ceased making settlement payments in September 2003 when the Defendants came to believe and later learned that the Plaintiff had breached the Manufacturing and Sales Agreements and thereafter served a joint answer denying the complaint’s allegations and counterclaimed against the Plaintiff for breach of contract, breach of warranties, and indemnity and contribution. On April 27, 2004, the Plaintiff filed the aforementioned complaint in the District Court of the Fourth Judicial District in Hennepin County, Minnesota. On July 13, 2004, the Defendants filed the aforementioned joint answer and counterclaims with said District Court. On August 4, 2004, the Plaintiff was granted summary judgment against the Defendants, joint and severally, in the amount of $738,163 with any applicable costs, fees, and pre-judgment interest to be determined and added to this summary judgment at a later date. The Defendants believed that reversible procedural and substantive errors were made and that valid legal redress existed to not only offset the summary judgment with counterclaims but also to potentially vacate the summary judgment. On October 27, 2004, the Court issued an order granting the Defendants’ motion to vacate the summary judgment ordered on August 4, 2004. The outcome of this litigation and its potential financial impacts cannot be determined at this time.

URECOATS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Jogular Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc. (n/k/a RSM
Technologies, Inc.) and Insurance Company X, Defendants

On August 20, 2004, the Registrant was served notice that on June 24, 2004  in the United States District Court for the District of Puerto Rico the Plaintiff filed a complaint against the Defendants alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico that was incorporated in a Sales Agreement entered into between the parties on May 21, 2002. The Plaintiff’s complaint essentially alleges that on October 29, 2003, the Registrant arbitrarily terminated the Plaintiff’s “exclusivity” rights under its agreement with the Registrant and as a result, it sustained damages aggregating $3,754,000. The Registrant believes the complaint and alleged damages to be totally without merit, intends to vigorously defend itself and, among other things, will assert counterclaims for monies billed and remaining unpaid for goods delivered to the Plaintiff by the Registrant pursuant to the Plaintiff’s purchase order. The outcome of this litigation and its potential financial impacts cannot be determined at this time.

Note 10.   Business Segment Information.

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

Effective January 1, 2004, the Company determined that it had three distinct business segments. These three business segments were defined as Corporate, RSM Products and Infiniti Products. On November 5, 2004, the Company discontinued the operations of the RSM Products business segment and thus as of the date of this report the Company has two remaining business segments. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of Urecoats Industries Inc.;
(ii)	Infiniti Products was derived from the financial data of Infiniti Products, Inc.

The following table reflects certain business segment financial data as of and for the nine months ended September 30, 2004:

		Infiniti
	Corporate	Products	Total

Revenue	$-	$1,569,378	$1,569,378
Gross Profit	$-	$361,994	$361,394
Operating Loss	$(1,759,538)	$(326,999)	$(2,086,537)
Capital Expenditures (Net of Capital Leases)	$27,635	$128,622	$156,257
Depreciation and Amortization Expense	$56,442	$1,650	$58,092
Identifiable Assets	$1,048,179	$619,990	$1,668,169

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following financial reviews presents the Company’s operating results for the three and nine months ended September 30, 2004 and September 30, 2003, and the Company’s financial condition at September 30, 2004. Except for the historical information contained herein, the following discussions contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. The Company discusses such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” below. In addition, the following reviews should be read in connection with the information presented in the Company’s unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2004.

Management’s Discussion and Analysis of Operations for the Three Months Ended September 30, 2004
as Compared to the Three Months Ended September 30, 2003

Revenues

The Company recognized revenue for the three months ended September 30, 2004 of $521,852 as compared to $603,888 for the three months ended September 30, 2003, which represents a decrease of $82,036. The decrease in revenue of $82,036 is primarily attributable to: (a) disruptions to normal business operations resulting from the impact of four major hurricanes making landfall in the State of Florida during the quarter ended September 30, 2004 which did not occur during the three months ended September 30, 2003 the effects of which the Company can not quantify, and (b) the Company voluntarily and involuntarily reducing its customer base for its Infiniti products during the three months ended September 30, 2004.

Cost of Sales

The Company’s cost of sales for the three months ended September 30, 2004 was $408,471 as compared to $464,227 for the three months ended September 30, 2003, which represents a decrease of $55,756. The Company’s cost of sales as a percentage of revenue was 78% for the three months ended September 30, 2004 as compared to 77% for the three months ended September 30, 2003. The decrease in the total cost of sales of $55,756 is primarily attributable to the decrease in the amount of revenues the Company generated from the sale of Coatings, Sealants and Other Products during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and pricing increases imposed by various suppliers of inventory before and during the three months ended September 30, 2004.

Operating Expenses

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the three months ended September 30, 2004 was $353,515 as compared to $714,403 for the three months ended September 30, 2003. The decrease of $360,888 is primarily attributable to the effects of the Company’s strategic organizational initiative that was commenced in the second quarter of 2003, which substantially reduced selling, general and administrative expenses.

Professional Fees

The Company’s professional fees for the three months ended September 30, 2004 were $57,000 as compared to $60,777 for the three months ended September 30, 2003. The decrease of $3,777 is primarily attributable to: (a) a decrease in attorney’s fees associated with past and current litigation and, (b) a decrease in accounting fees associated with preparing, reviewing and filing financial documents with various entities.

Depreciation and Amortization

The Company’s depreciation and amortization expense for the three months ended September 30, 2004 was $16,424 as compared to $90,194 for the three months ended September 30, 2003. The decrease of $73,770 is primarily attributable to: (a) the basis of depreciable machinery and equipment being reduced during the year ended December 31, 2003 and, (b) the Company fully amortizing the basis of intangible assets of $296,024 during the year ended December 2003 and thus this aggregate amount of basis was not subject to depreciation or amortization during the three months ended September 30, 2004. In addition, a substantial portion of the basis of depreciable machinery and equipment acquired during the three months ended September 30, 2004 was not deemed placed in service at September 30, 2004 and thus was also not subject to depreciation or amortization during the three months ended September 30, 2004.

Consulting Fees

The Company’s consulting fees for the three months ended September 30, 2004 was $51,144 as compared to $5,241 for the three months ended September 30, 2003. The increase of $45,903 is primarily attributable to the Company engaging a new financial consultant to assist the Company with respect to business marketing plans, development of financial relations plans and media and other services as deemed necessary by the Company.

Interest Expense

The Company’s interest expense for the three months ended September 30, 2004 was $111,407 as compared to $29,696 for the three months ended September 30, 2003. The increase of $81,711 is primarily attributable to the interest incurred on the $875,000 of loans payable - related party, which were originated during the quarter ended September 30, 2004 and the interest incurred on the $3,950,000 of loans payable - related party, which were originated during the six months ended June 30, 2004. These loans are payable to the Chairman and bear interest at 9% per annum.

Discontinued Operations

On November 5, 2004, the Company’s Board of Directors decided to discontinue the operations of its wholly-owned subsidiary RSM. RSM was engaged in acquiring, developing, marketing and selling spray applied elastomeric coatings to the roofing, waterproofing and corrosion industries. The amounts shown in Discontinued Operations for the three months ended September 30, 2004 and 2003, reflect the results of this decision.

Management’s Discussion and Analysis of Operations for the Nine Months Ended September 30, 2004
as Compared to the Nine Months Ended September 30, 2003

Revenues

The Company recognized revenue for the nine months ended September 30, 2004 of $1,569,378 as compared to $1,914,990 for the nine months ended September 30, 2003, which represents a decrease of $345,612. The decrease in revenue of $345,612 is primarily attributable to: (a) disruptions to normal business operations resulting from the impact of four major hurricanes making landfall in the State of Florida during the quarter ended September 30, 2004 which did not occur during the nine months ended September 30, 2003 the effects of which the Company can not quantify, and (b) the Company voluntarily and involuntarily reducing its customer base for its Infiniti products during the nine months ended September 30, 2004.

Cost of Sales

The Company’s cost of sales for the nine months ended September 30, 2004 was $1,207,384 as compared to $1,440,364 for the nine months ended September 30, 2003, which represents a decrease of $232,980. The Company’s cost of sales as a percentage of revenue was 77% for the nine months ended September 30, 2004 as compared to 75% for the nine months ended September 30, 2003. The decrease in the total cost of sales of $232,980 is primarily attributable to the decrease in the amount of revenues the Company generated from the sale of Coatings, Sealants and Other Products during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and pricing increases imposed by various suppliers of inventory before and during the nine months ended September 30, 2004.

Operating Expenses

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the nine months ended September 30, 2004 was $1,676,520 as compared to $2,965,387 for the nine months ended September 30, 2003. The decrease of $1,288,867 is primarily attributable to the effects of the Company’s strategic organizational initiative that was commenced in the second quarter of 2003, which substantially reduced selling, general and administrative expenses.

Professional Fees

The Company’s professional fees for the nine months ended September 30, 2004 were $322,521 as compared to $536,901 for the nine months ended September 30, 2003. The decrease of $214,380 is primarily attributable to: (a) a decrease in attorney’s fees associated with past and current litigation and, (b) a decrease in accounting fees associated with preparing, reviewing and filing financial documents with various entities.

Depreciation and Amortization

The Company’s depreciation and amortization expense for the nine months ended September 30, 2004 was $58,092 as compared to $281,495 for the nine months ended September 30, 2003. The decrease of $223,403 is primarily attributable to: (a) the basis of depreciable machinery and equipment being reduced during the year ended December 31, 2003 and, (b) the Company fully amortizing the basis of intangible assets of $296,024 during the year ended December 2003 and thus this aggregate amount of basis was not subject to depreciation or amortization during the nine months ended September 30, 2004. In addition, a substantial portion of the basis of depreciable machinery and equipment acquired during the nine months ended September 30, 2004 was not deemed placed in service at September 30, 2004 and thus was also not subject to depreciation or amortization during the nine months ended September 30, 2004.

Consulting Fees

The Company’s consulting fees for the nine months ended September 30, 2004 was $122,137 as compared to $136,249 for the nine months ended September 30, 2003. The decrease of $14,112 is primarily attributable to the Company engaging a new financial consultant to assist the Company with respect to business marketing plans, development of financial relations plans and media and other services as deemed necessary by the Company which was offset by the Company reducing the number and type of consultants engaged to provide other business and financial consulting services for the Company.

Interest Expense

The Company’s interest expense for the nine months ended September 30, 2004 was $250,693 as compared to $89,604 for the nine months ended September 30, 2003. The increase of $161,089 is primarily attributable to the interest incurred on the $4,825,000 of loans payable - related party, which were originated during the nine months ended September 30, 2004. These loans are payable to the Chairman and bear interest at 9% per annum.

Discontinued Operations

On November 5, 2004, the Company’s Board of Directors decided to discontinue the operations of its wholly-owned subsidiary RSM. RSM was engaged in acquiring, developing, marketing and selling spray applied elastomeric coatings to the roofing, waterproofing and corrosion industries. The amounts shown in Discontinued Operations for the nine months ended September 30, 2004 and 2003, reflect the results of this decision.

Financial Condition, Liquidity and Capital Resources

The Company had $62,803 of cash on hand at September 30, 2004 as compared to $35,385 at December 31, 2003, which represents an increase of $27,418. During the nine months ended September 30, 2004, the Company’s working capital deficit increased by approximately $4,526,322 to $7,228,977. This increase in the working capital deficit was primarily due to a $4,825,000 increase in the level of funding from the Chairman, a $238,623 decrease in accounts payable and accrued expenses, and an $96,269 increase in prepaid expenses and other current assets.

The Company has, is currently, and will in the foreseeable future continue to rely principally on the Chairman, to fund the Company’s operational cash flow requirements although no formal commitment, as of the date of this report, has been received from the Chairman to continue such funding. The Company is attempting, on a best efforts basis, to obtain additional funding through private placements of debt and/or equity securities to supplement or potentially replace the funding the Company currently or in the foreseeable future will require from the Chairman to continue as a going concern. There can be no assurance that the Company will be able to obtain additional funding through private placements of debt and/or equity securities at any point in the future, or if obtainable, on terms that are commercially feasible. The Chairman, from January 1, 2004 to the date of this report, has funded substantially all of the Company’s operating cash requirements and during the period January 1, 2004 to September 30, 2004 this funding has aggregated approximately $4.83 million.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully execute its business plan, which includes increasing revenues so as to exceed the Company’s operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and/or obtaining additional funding from private placements of debt and/or equity securities. If the Company is unsuccessful in achieving one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted and more likely than not would cause the Company to cease operations.

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

As mentioned in the Financial Condition, Liquidity and Capital Resources section above, the Company is dependent on the continued funding currently being received from the Chairman to continue operations. The discontinuance of such funding and the unavailability of financing to replace such funding would more likely than not cause the Company to cease operations.

Forward Looking Statements

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Statements made by the Company in this report and in other reports ands statements released by the Company that are not historical facts constitute “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessary estimates reflecting the best judgment of senior management and express the Company’s opinions about trends and factors, which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of the Company’s control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered on context with various disclosures made by the Company about the Company’s businesses including, without limitation, the risk factors discussed below. Although we believe the Company’s expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause the Company or the Company’s industry’s actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause the Company’s financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 9 - Litigation in Item 1 Financial Statements of Part I of Financial Information.

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Item 2.   Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2004, the Company issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

a)	On September 30, 2004, the Company issued 4,000 shares of the Company’s restricted common stock to the Company’s President, as other compensation, pursuant to an employment agreement. The value ascribed to these shares on September 30, 2004 was $1,060.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits

See Index of Exhibits on Page 22.

Reports on Form 8-K

The Company filed on August 26, 2004 a Form 8-K Current Report dated August 20, 2004, Section 8 Other Events, Item 8.01 - Other Events regarding certain litigation in which the Registrant is a named defendant.

The Company filed on November 9, 2004 a Form 8-K Current Report dated November 5, 2004, Section 2 Financial Information, Item 2.01 - Completion of Acquisition or Disposition of Assets regarding the Registrant’s decision to discontinue the operations of RSM Technologies, Inc.

The Company filed on November 12, 2004 a Form 8-K Current Report dated November 10, 2004, Section 5 Corporate Governance and Management, Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers regarding the resignation of Mr. Steven Mendelow from and the appointment of Mr. Gilbert Cohen to the Registrant’s Board of Directors and certain Committee’s of the Registrant’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2004	URECOATS INDUSTRIES INC.

	By:	/s/ Michael T. Adams
Michael T. Adams
President

Date: November 22, 2004	URECOATS INDUSTRIES INC.

	By:	/s/ Dennis A. Dolnick
Dennis A. Dolnick
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

