Form 10-K
period 2004-12-31
IFT CORP
filed 2005-03-30
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

Commission File No. 001-31354

IFT Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)		13-3545304 (I.R.S. Employer Identification No.)

718 South Military Trail Deerfield Beach, Florida (Address of Principal Executive Offices)		33442 (Zip Code)
(954) 428-7011 (Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class		Name of Exchange on which Registered
Common Stock, $0.01 par value		American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $12,115,585 on June 30, 2004, based upon the closing price on the American Stock Exchange on such date.

Common Stock outstanding as of March 22, 2005 — 50,196,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

Index

IFT CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Index

PART I

     As used in this report, "IFT-Corp." and the "Company" or "Us" or "We" or “Our” refer to the IFT Corporation and its subsidiaries, unless the context otherwise requires.

Item 1.	Business.

Overview

IFT Corporation is a holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. We have two wholly-owned subsidiaries, Infiniti Products, Inc. (“Infiniti”) and LaPolla Industries, Inc. (“LaPolla”).

Our Infiniti subsidiary markets, sells, manufactures and distributes acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries. During the latter part of 2004, Infiniti built and is operating a manufacturing plant in the Southeastern United States to decrease its reliance on outside toll blenders and increase its product margin mix.

During the first quarter of 2005, we engaged a proven sales and marketing team, and made our first acquisition to support our strategic growth plan. On February 11, 2005, we closed our acquisition of LaPolla, a manufacturer of acrylic roof coatings and sealers,  and provider of polyurethane foam systems to the industrial/commercial construction industries. The acquisition broadened our customer base and established us as a leader in the roof coatings industry.

Since 1977, LaPolla has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States. LaPolla's primary customers are industrial/commercial roofing contractors. Under the terms of the agreement, we acquired LaPolla for cash and restricted common stock. The transaction was funded through borrowings from our Chairman of the Board, Richard J. Kurtz. LaPolla's trailing twelve months revenue ended January 31, 2005 was approximately $8 Million.

Our Internet website address is http://www.ift-corp.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this Annual Report on Form 10-K.

On November 5, 2004, pursuant to resolution of the Board of Directors, we discontinued the operations of our RSM Technologies, Inc. subsidiary. Our consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of RSM Technologies, Inc. as a discontinued operation. See Historical Information below.

Sales and Marketing

We maintain a regional sales and marketing team with a primary focus across the Southern United States as this portion of the country offers the greatest initial sales impact for our products. We are also pursuing international sales opportunities in the United States Virgin Islands, the Caribbean Islands, and Mexico. Our sales focus is on architectural coatings for the building market, channeled into both industrial / commercial markets and retail markets. For the industrial markets, LaPolla and Infiniti will utilize direct sales, independent manufacturer representatives and stocking distributors who will be strategically positioned on a state or regional basis. Additionally, we will utilize public bonded warehouses as strategically needed to service our customers. Independent representatives, distributors and public warehouses are a low cost and an effective means of creating better access and convenience for our customers and future prospects. In our retail segment, Infiniti will sell unique brand labels through national home improvement chains. The acrylic market is growing aggressively through enhanced consumer awareness due to nationally promoted programs from municipal and other government agencies and private organizations. These programs include Cool Roof Rating Programs, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental or “heat island effect”. See also Competition below.

We place a high priority on forecasting our material demand and sales trending to create efficiency and expediency to our customers. LaPolla and Infiniti will utilize input from sales, our customer base, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales will allow us to supply our customers in a timely and efficient fashion. Standard terms are net 30 days, but will not often exceed 60 days. The analysis of material costs with overhead and margins are effectively factored into sales budgeting to assure that the potential duration of receivables are not detrimental to margins.

Index

The combined volumes of LaPolla and Infiniti are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually significant volume customers, none today represent a significant adverse effect through such a loss.

New Product Developments

We will be adding new lines of related coating products that may be toll blended and/or private labeled. This will allow us to broaden sales targets geographically and increase the customer base to a national level by offering a variety of coating chemistry such as Silicone and Urethane coatings. Adding non-water based coatings to our current acrylic lines will give us the ability to target areas of the United States that may have been more restrictive due to seasonal conditions. See Seasonality below. Outside vendor agreements have been made to supply such product lines to us. Manufacturers of said products are very credible and of the highest recognition within the industry. Marketing materials and complete sales programs will be assembled and ready to implement in the second quarter of 2005.

Manufacturing

The majority of our products are manufactured in our own facilities located in Florida and Arizona. We maintain sufficient manufacturing capacity at these facilities to support our current forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or supply of that product, our operations could be negatively impacted until additional capacity is brought on line. Third parties make a small number of commercial products for us. However, the revenues from these products are not material to our operating results.

Raw Materials

The primary materials and/or basic chemistry being sold by LaPolla and Infiniti are acrylic resin and additional components for the manufacturing of acrylic coatings and other acrylic based products, polyurethane foam, and silicone coatings. The suppliers of the necessary raw materials and finished goods to both LaPolla and Infiniti are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. Currently, there are potential industry shortages of acrylic resins and isocyanates (which is 50% of the spray polyurethane foam chemistry). The respective suppliers of each product have made commitments to assure all of the needed material even in the event of significant growth by LaPolla and Infiniti in 2005. With our combined volume potential, we are potentially a lucrative target for vendors to assure their own growth and demand in 2005. Should there be a shortage of either material, there are multiple alternative suppliers that are basic in all of the needed materials.

Patents and Trademarks

We rely on many patents and proprietary technologies that are owned or controlled by our raw material suppliers for finished goods formulations. These formulations are available to LaPolla and Infiniti, as a significant buyer of chemicals, as well as extensive and personalized technical support and guidance. We have the technical skill and ability to further make proprietary these formulations in an effort to out perform other competitive products. If we are unable to maintain access and use of these technologies, or if these technologies are eliminated or available on commercially unreasonable terms, our ability to continue commercially selling these product formulations incorporating such technology, our operations may be adversely affected. See Raw Materials above. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors. We may find it necessary to initiate litigation to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving trademarks and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. We market our products under various trademarks, for which we have unregistered trademark protection in the United States. These trademarks are considered to be valuable because of their contribution to the market identification of our products.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 manufacturing companies. We face strong competition in the market segments in which we compete. These competitors have equivalent or, in most cases, greater availability to resources than we do. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. LaPolla and Infiniti will aggressively pursue two market segments, industrial/commercial and retail.

Index

The industrial/commercial segment includes professional, commercial applicators and contractors. This segment has many competitors, most of which are regionally located and market focused. Product chemistry and performance can be similar. Product credentials and approvals will significantly differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. Both LaPolla and Infiniti have a focus on such approvals and are currently listed with certain credentials and approvals to assure that there is no restriction in markets and uses. There will be a significant push throughout 2005 to raise the industry awareness of LaPolla and Infiniti, in this segment. Advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales and marketing will be used to make an aggressive move toward product line branding and recognition in 2005. Within the industry, as manufacturers specifically focused on acrylic coatings for construction as their primary line, the combined entities of LaPolla and Infiniti are likely within the top ten in volume of possibly 100 manufacturers or more. The principle method of competition in the industrial/commercial segment is a combination of product credentials and approvals, price structure, availability, warranty availability to building owners, and product performance. LaPolla and Infiniti will grow through internal and external efforts including, but not limited to, aggressive sales and marketing, competitive pricing, material availability, a strong sales force by both employee and independent representatives, establishing new relationships with new channels of distribution, building owner and contractor brand awareness, and acquisitions. It is our intention to aggressively seek acquisition of competitors with regard to timing, proximity, complementary market position, and focus.

The retail segment also has many competitors, some of which are regionally located and market focused, such as roofing supply houses. Others include major national home improvement chains. Product chemistry and performance can be similar. Product credentials and approvals will play less of a role in differentiating product lines. Fundamental approval, such as a UL rating (Underwriters Laboratories), is sufficient for sales into this segment. LaPolla and Infiniti have made progress in moving ahead strongly into this segment, primarily into the national home improvement chains. A significant marketing platform is being developed to include retail oriented literature and countertop displays. Infiniti, in particular, has added sales staff to grow our existing business in this segment. Neither LaPolla nor Infiniti are a nationally recognized or significant regional entity in this market segment. The principle method of competing successfully in this market segment is effective marketing, price structure, and product performance. Growth in this segment from existing relationships and new opportunities is expected during the 2005 fiscal year. Continued focus on bringing new marketing tools, sales support and industry relationships will be a primary focus for LaPolla and Infiniti. New and existing independent representative relationships are being sought and are expected to be established by the end of the second quarter. These representatives will bring existing relationships to LaPolla and Infiniti with the national home improvement channels to further enhance our growth in this segment.

Employees

At December 31, 2004, we employed 15 individuals. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

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

Seasonality

Our business, taken as a whole, is materially affected by seasonal factors at this time. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first and fourth fiscal quarters. Although the Acrylic Coatings Line applications are restricted by cold temperature, below 50 degrees Fahrenheit, most of our current focus is in the Southern United States. Much of this territory will remain suitable for application throughout most of the year. Increased levels and geography of rain fall will impede sales, but can also produce a pent up demand that can be realized in the subsequent short term. By broadening our product lines to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months.

Index

Historical Information

We were incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed our name to Natural Child Care, Inc., on January 14, 1991. In 1993, we discontinued our Natural Child Care operations, changed our name to Winners All International, Inc., and began random lottery operations. We were operationally inactive from August 1, 1995 to January 26, 1997 and on January 29, 1997 abandoned our former random lottery operations, effective for year ended July 31, 1995. On January 28, 1997, we acquired Perma Seal International, Inc. and began our development-stage operations largely characterized as research and development for what later became known as our application system, coatings and sealants operations in 2001. We changed Perma Seal International, Inc.’s name to Urecoats International, Inc. in October 1997. We changed our name from Winners All International, Inc. to Urecoats Industries Inc. on February 8, 1999. In July 1999, we established Urecoats Technologies, Inc. to assist in application system, coatings and sealants research and development. Rainguard Roofing Corporation, a Florida corporation, was acquired, effective January 1, 2001, to field test our RSM Series™ products and generate revenues in the roof contracting business. In June 2001, upon completion of our commercial RSM Series™ spray application system, ultimately named the BlueMAX™, Model 230, we essentially divested our research and development entities, Urecoats International, Inc. and Urecoats Technologies, Inc. Urecoats Manufacturing, Inc., established in June 2001, began sales and marketing of our RSM Series™ products direct to contractors, during the fourth quarter of 2001. We acquired Infiniti Paint Co., Inc., effective September 1, 2001, to use as a footprint for developing a specialty distribution channel for the initial distribution of our former RSM Series™ products but also to diversify our overall product offerings. Shortly after we opened a second Infiniti location in Orlando, Florida, we located a regional distribution chain with over 96 locations at the time which would carry our former RSM Series™ products on an exclusive basis and the expansion of Infiniti ceased, to preserve our cash flow and other resources, and the Orlando location was shut down. The operations of Rainguard Roofing Corporation were discontinued, effective December 31, 2001 to eliminate competition with our former RSM Series™ products customers. On February 1, 2004, we changed the name of Urecoats Manufacturing, Inc. to RSM Technologies, Inc. to align the corporation’s name with the character of its RSM Series™ business. We changed the name of Infiniti Paint Co., Inc. to Infiniti Products, Inc. on February 8, 2002 to eliminate the limiting public perception about the character of its business only being related to paints. We discovered a latent defect in the RSM Series™, BlueMAX™ spray application system, which, in addition to mitigating current and future adverse financial impacts of continuing to operate RSM Technologies, Inc., caused us to discontinue the operations of RSM Technologies, Inc., effective November 5, 2004.

Forward Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; (b) Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) Sales and margins; (d) Sources, amounts, and concentration of revenue; (e) Costs and expenses; (f) Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns; (g) Operations, supply chain, quality control, and manufacturing supply, capacity, and facilities; (h) Products and services, price of products, product lines, and product and sales channel mix; (i) Relationship with customers, suppliers and strategic partners; (j) Raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (k) Acquisition and disposition activity; (l) Credit facility and ability to raise capital; (m) Real estate lease arrangements; (n) Global economic, social, and geopolitical conditions; (o) Industry trends and our response to these trends; (p) Tax position and audits; (q) Cost-reduction efforts, including workforce reductions, and the effect on employees; (r) Sources of competition;  (s) Protection of intellectual property; (t) Outcome and effect of current and potential future litigation; (u) Research and development efforts; (v) Future lease obligations and other commitments and liabilities; (w) Common stock, including trading price; (x) Security of computer systems; and (y) Changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board.

We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

Index

Item 2.	Properties

Our operations are conducted in leased facilities located in Florida, Texas, and Arizona. Our headquarters and primary administrative and research facilities are located in Florida, along with manufacturing, distribution and warehousing. We have an executive office in Texas for sales and marketing purposes. In Arizona, we have a facility for manufacturing, distribution and warehousing. Although we believe our present facilities are adequate for our current needs, we anticipate needing additional space for growth in manufacturing and distribution from an expected increase in sales in the near term.

Item3.	Legal Proceedings

We hereby incorporate by reference:

(a)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc, et. al., Defendants

The material features of this litigation have been previously disclosed in our Form 8-K dated August 20, 2004 (Section 8.  Other Events) filed on August 26, 2004 and Form 10-Q for the Quarter Ended September 30, 2004 (Item 3. Legal Proceedings) filed on November 22, 2004. Discovery has not yet commenced and no trial date is set.

(b)	Plymouth Industries, Inc. vs. Urecoats Industries Inc,. Urecoats Manufacturing, Inc., et. al., Defendants

The material features of this litigation have been previously disclosed in our Form 8-K dated November 5, 2004 (Item 8.01 Other Events) filed on November 12, 2004, Form 10-Q for the Quarter Ended June 30, 2004 (Item 3. Legal Proceedings) filed on August 16, 2004, and Form 10-Q for the Quarter Ended September 30, 2004 (Item 3. Legal Proceedings) filed on November 22, 2004.  On February 18, 2005, the Court granted a 45 day extension on Plaintiff’s second motion for summary judgment, which was scheduled for March 3, 2005. Mediation is scheduled for April 21, 2005.

(c)	Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

The material features of this litigation have been previously disclosed in our Form 10-K dated for the Year Ended December 31, 2004 (Item 3. Legal Proceedings) filed on March 12, 2004 and Form 10-K/A for the Year Ended December 31, 2004 (Item 3. Legal Proceedings) filed on April 28, 2004. Discovery has not yet commenced and no trial date is set.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 4.	Submission of Matters to a Vote of Security Holders

An Information Statement was provided to all of our stockholders to comply with the requirements of Section 14(c) of the Securities Exchange Act of 1934 and to provide information to all stockholders in connection with actions by written consent taken on December 2, 2004 by certain stockholders collectively owning 60% of our outstanding shares as of the record date of December 2, 2004. Such action constituted the approval and consent of stockholders representing a sufficient percentage of the total outstanding shares to approve the proposed amendments to the Article numbered “FIRST” of our Restated Certificate of Incorporation, to change the name of the corporation from Urecoats Industries Inc. to the IFT Corporation and Article and Section numbered “FOURTH” and “A” of our Restated Certificate of Incorporation, to increase the authorized common stock capitalization limit from 40 Million to 60 Million shares of Common Stock, Par Value $.01. Accordingly, the actions were not submitted to our other stockholders for a vote. The written consent became effective on December 28, 2004.

Index

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

Calendar	2004		2003
Quarter	High	Low	High	Low
First	$1.05	$.43	$1.05	$.58
Second	$2.00	$.76	$1.28	$.67
Third	$1.19	$.47	$1.15	$.51
Fourth	$.60	$.22	$.65	$.30

Our common stock, listed on the American Stock Exchange, trading under the symbol “IFT” since January 3, 2005, was formerly traded under the symbol “URT” for the periods presented above.

As of March 18, 2005, there were approximately 4,170 holders of record of our common stock.

We did not declare any dividends during the past two years and do not anticipate declaring any common stock dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2004, we issued securities, for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

1.
We vested and released 5,036 of the 12,000 shares of restricted common stock automatically granted pursuant to the Director Compensation Plan (“Director Plan”), to a former director upon his election at our June 22, 2004 shareholders meeting that resigned on November 10, 2004. The remaining 6,964 shares were canceled immediately upon his resignation from the Board of Directors. We did not consider these shares outstanding due to a vesting provision in the Director Plan and as such no value was ascribed for these shares in the period during which they were granted. This transaction was valued and recorded at approximately $730.

2.
We issued 50,000 shares of restricted common stock pursuant to a partial exercise of a Non Plan restricted stock option through cancellation of indebtedness for marketing services, valued and recorded at $35,000.

3.
We vested and released 6,286 of the 12,000 shares of restricted common stock automatically granted pursuant to the Director Plan, to a former director upon his election at our June 22, 2004 shareholders meeting that resigned on December 15, 2004. The remaining 5,714 shares were canceled immediately upon his resignation from the Board of Directors. We did not consider these shares outstanding due to a vesting provision in the Director Plan and as such no value was ascribed for these shares in the period during which they were granted. This transaction was valued and recorded at approximately $786.

4.
We vested and released 6,464 of the 12,000 shares of restricted common stock automatically granted pursuant to the Director Plan, to a former director upon his election at our June 22, 2004 shareholders meeting that resigned on December 20, 2004. The remaining 5,536 shares were canceled immediately upon his resignation from the Board of Directors. We did not consider these shares outstanding due to a vesting provision in the Director Plan and as such no value was ascribed for these shares in the period during which they were granted. This transaction was valued and recorded at $808.

5.	We issued 4,000 shares of restricted common stock to our CEO, as other compensation pursuant to his employment agreement, on December 31, 2004, which was valued and recorded at $540.

Index

6.
We paid an aggregate of approximately $776,983 in dividends in the form of 2,877,714 shares of restricted common stock to the former holders of our Series B and C Preferred Stock on December 30, 2004. This amount of approximately $776,983 had been accrued prior to the automatic conversion of our Series B and C Preferred Stock on September 30, 2003 and January 1, 2004, respectively. The price per share used for such issuance was calculated based on the closing price of our common stock as traded on the American Stock Exchange on December 30, 2004 or $.27 per share. Richard J. Kurtz, the Chairman of the Board, was the sole owner of our Series B Preferred Stock, and accrued $213,497.28 in dividends related to same, which was satisfied by the issuance of a total 790,731 shares of restricted common stock. In addition, Mr. Kurtz accrued $260,959.70 in dividends related to the Series C Preferred Stock that he formerly owned, which was satisfied by the issuance a total of 966,517 shares of restricted common stock. Mark A. Reichenbaum, a former director who resigned on December 15, 2004, had accrued $128,931 in dividends related to the Series C Preferred Stock that he formerly owned, which was also satisfied by the issuance of 477,524 shares.

Item 6.	Selected Financial Data

	Year Ended December 31,
					Development
					Stage
					Operations
	2004	2003	2002	2001	2000

Summary of Operations
Revenues:
Coatings, Sealants and Other Products	$2,564,163	$2,405,539	$2,466,035	$1,221,400	$ ---
Operating Costs and Expenses:
Cost of Products Sales	1,991,350	1,804,117	1,816,847	1,073,721	---
Selling, General and Administrative	1,958,637	3,418,812	5,737,363	3,070,111	(1,366,865)
Total Operating (Loss)	(2,523,631)	(4,805,585)	(6,430,366)	(4,000,616)	(2,293,186)
(Loss) from Continuing Operations	(2,523,631)	(4,805,585)	(6,430,366)	(4,000,616)	(2,293,186)
(Loss) from Discontinued Operations	(3,122,765)	(6,467,499)	(4,413,369)	(2,793,565)	---
Total Net (Loss)	$(5,646,396)	$(11,273,084)	(10,843,735)	$(6,794,181)	$(2,293,186)
(Loss) Per Share: - Basic and Diluted
Continuing Operations	$(0.087)	$(0.315)	$(0.472)	$(0.347)	$(0.239)
Discontinued Operations	(0.108)	(0.424)	(0.324)	(0.242)	---
Total (Loss) Per Share	$(0.195)	$(0.739)	$(0.796)	$(0.589)	$(0.239)
Financial Position
Total Assets	$2,063,658	$2,699,196	$2,142,911	$3,689,992	$2,532,110
Long-Term Debt	14,243	52,349	---	19,355	---
Working Capital (Deficit)	(7,786,670)	(3,961,372)	(1,960,894)	266,223	(2,797,047)
Total Stockholders' Equity (Deficit)	$(7,222,659)	$(2,699,196)	$(374,345)	$1,906,109	$(740,156)

On November 5, 2004, we discontinued the operations of our wholly-owned subsidiary RSM Technologies, Inc. The financial data above has been restated to reflect the results of operations and financial positions of RSM Technologies, Inc. business as a discontinued operation. Our wholly-owned subsidiary Infiniti Products, Inc.’s continuing operations are reported in the figures above; operational results from RSM Technologies, Inc. have been excluded for these periods.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2004

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2004, and our financial condition at December 31, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” in Item 1 of Part I of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Index

Results of Operations

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Revenues

The following is a summary of revenues for the years ending December 31,

	2004	2003	2002
Revenue:
Coatings, Sealants and Other Products	$2,564,163	$2,405,539	$2,466,035
Total Revenue	$2,564,163	$2,405,539	$2,466,035

On November 5, 2004, we discontinued the operations of our wholly-owned subsidiary RSM Technologies, Inc. The financial data above has been restated to reflect the results of operations and financial positions of RSM Technologies, Inc. business as a discontinued operation. Our wholly-owned subsidiary Infiniti Products, Inc.’s continuing operations are reported in the figures above; operational results from RSM Technologies, Inc. have been excluded for these periods.

Revenue

We reported revenue for the year ended December 31, 2004 of $2,564,163 as compared to $2,405,539 for the year ended December 31, 2003. The revenue generated from sales of Coatings, Sealants and Other Products represents 100% of our revenues. The increase of $158,624 from Coatings, Sealants and Other Products is a result of an increase in sales of our Infiniti Products.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, consulting fees, and interest expense. These total costs and expenses decreased from $7,211,124 for the year ended December 31, 2003 to $5,087,793 for the year ended December 31, 2004 for a decrease of $2,123,331. The decrease is comprised of a reduction in selling, general and administrative expenses, professional fees, depreciation and amortization, interest expense, impairment of assets, and loss on disposal of and reduction in value of machinery and equipment, which were offset by an increase in the cost of sales, consulting fees, and interest expense from related parties.

Cost of Sales: Our cost of sales increased $187,234 from $1,804,117 for the year ended December 31, 2003 to $1,991,350 for the year ended December 31, 2004. Our cost of sales for the year ended December 31, 2004 is comprised of $1,934,540 of direct product costs for Coatings, Sealants and Other Products, or 75.4% of related revenue, and $56,810 of warranty costs, freight and other costs of sales. This is compared to cost of sales of $1,804,117 for the year ended December 31, 2003 and is comprised of $1,753,685 of direct product costs for Coatings, Sealants and Other Products, or 72.9% of related revenue, and $50,432 of warranty costs, freight and other costs of sales. The increase of $187,234 in cost of sales, and increase of $158,624 in sales resulted in a decrease of 2.5% in gross profit from December 31, 2003 to December 31, 2004.

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2003 were $3,418,812 as compared to $1,958,637 for the year ended December 31, 2004. The decrease of $1,460,175 is attributable to the strategic organizational initiative undertaken during 2003.  The majority of the reductions are reflected in the following areas: personnel and personnel related costs decreased by $740,370; marketing, advertising, travel, and conventions resulted in savings of $122,898; shareholder relations, communications, insurance, customer relations and other administrative expenses were reduced by $455,573; and bad debts decreased by $141,333 to properly state the Allowance for Doubtful Accounts to reflect a more accurate allowance against uncollectibles.

Professional Fees: Our professional fees decreased $272,597 from $690,286 for the year ended December 31, 2003 to $417,689 for the year ended December 31, 2004. This decrease is related to a reduction in legal fees of $198,314 relating to litigation, and a decrease of $74,283 in accounting and auditing fees.

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2003 was $88,045 as compared to $83,002 for the year ended December 31, 2004 for a decrease of $5,043. This decrease is attributable to the loss on disposal of assets totaling $18,568.

Research and Development: There was no research and development cost in 2003 or 2004 for Infiniti Products, Inc.

Consulting Fees: Our consulting fees for the year ended December 31, 2003 were $137,581 as compared to $226,634 for the year ended December 31, 2004 for an increase of $89,053. This increase was attributable to additional outsourcing for outside professional services.

Index

Interest Expense: Our interest expense increased $273,102 from $118,810 for the year ended December 31, 2003 to $391,912 for the year ended December 31, 2004. The increase is due in large part to additional short term loans from the Chairman of the Board in the amount of $5,610,000 in 2004, which assisted in the funding of continuing operations during this period. Other interest expense was attributable to interest on lines of credit and lease payments for vehicles.

Loss on Disposal of and Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Infiniti Products, Inc., in 2001. Management evaluated the fair market value of this asset as required and determined that there was impairment at December 31, 2003. We consider relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. As a result, a charge of $837,011 for the impairment of the asset was recorded and is reflected on the Consolidated Statement of Operations for 2003 leaving Goodwill at $774,000 as of December 31, 2004. There was also a loss on the disposal of obsolete machinery and equipment in the amount of $116,462 in 2003 and $18,568 in 2004.

Discontinued Operations

On November 5, 2004, we discontinued the operations of our RSM Technologies, Inc. business. The RSM Technologies, Inc. business consisted of two products lines: Application Systems and Coatings. Our consolidated financial statements and the related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of RSM Technologies, Inc. as a discontinued operation. We accounted for our RSM Technologies, Inc. business as a separate legal entity and the following selected financial data for our discontinued operations is presented as such. See also Note 3 to our consolidated financial statements.

Selected Financial Data for Discontinued Operations

	Year Ended December 31,
	2004	2003	2002
Revenue	$475,785	$1,571,317	$2,549,610
Gross Profit (Loss)	84,568	(1,087,620)	184,237
Operating Expenses	3,207,333	5,379,879	4,597,606
(Loss) from Discontinued Operations	$(3,122,765)	$(6,467,499)	$(4,413,369)

Effective November 5, 2004, we no longer include the results of operations and cash flows of our discontinued RSM Technologies, Inc. business in our consolidated financial statements.

Liquidity and Capital Resources

We had $24,903 of cash on hand at December 31, 2004 reflecting a decrease of $27,815 when compared to the $42,718 of cash on hand at December 31, 2003. The cash on hand at December 31, 2002 was $44,011.

The cash required by operations for 2004 was $5,715,871 which was attributable to our net loss for the year and cash used for discontinued operations, and was offset by increases in accounts receivable, prepaid expenses and other current assets, accrued expenses to related parties, accounts payable and accrued expenses for discontinued operations, and a reserve for litigation, and decreases to inventory, accounts payable and accrued expenses, and deferred income. The cash required by continuing and discontinuing operations for 2003 and 2002 was $6,974,726 and $9,459,535, respectively, and was a result of our net loss and increase in inventory which was partially offset by non-cash expenses for consulting, legal fees, settlements, and employee compensation.

The cash flows from investing activities was $213,336 for the year ended December 31, 2004 as compared to net cash requirements of $75,029 for the year ended December 31, 2003 reflecting an increase of $288,365. The net cash flow for capital expenditures in the current year was $198,067, mainly due to the reduction in machinery and equipment. The net capital expenditures were $85,947 in 2003 and $794,632 in 2002.

The cash provided from financing activities was $5,484,720 for the year ended December 31, 2004 as compared to $7,050,953 for the year ended December 31, 2003 and $9,980,751 for 2002. The primary source of cash for each year is attributable to the issuance of common and preferred stock, and proceeds of loans from the Chairman of the Board.

Index

Liquidity and capital resources continues to be an ongoing challenge. As of this point in time, the Company must fund its monthly continuing operations through the selling of additional shares of stock and/or from the borrowing of funds from the Chairman of the Board. As the Company continues to increase their sales, streamline existing processes, increase their gross margins, and review on a monthly basis those sales, general, and administrative expenses needing to be trimmed down, the Company should stop having to rely so heavily on the amount of funds needed to continue funding operations from outside and related parties. However, at the current time, if adequate funds are not available when needed, our business, operations, financial condition and future prospects may be materially adversely affected.  Although no formal commitment has been received from the Chairman of the Board to fund the Company’s operating requirements for the 2005 year, we have received for the period beginning as of January 1, 2005 through March 15, 2005, loans amounting to $2,950,000. Out of those proceeds, $2,000,000 was used for the purchase of Lapolla Industries, Inc. during the first quarter of 2005. All outstanding loan amounts from the Chairman of the Board are bearing interest at 9% per annum. Furthermore, the Company will be actively seeking to raise cash proceeds of at least $5,000,000 privately, on a best efforts basis, pursuant to a private placement offering, however, there can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company’s ability to continue as a going concern will be dependent on management’s successful execution of its business plan. See Part II, Item 8 - Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 2 - Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems, for more information.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Revenues

The following is a summary of revenues for the years ending December 31,

	2003	2002		2001
Revenue:
Coatings, Sealants and Other Products	$2,405,539	$2,466,035		$1,221,400
Total Revenue	$2,405,539	$2,466,035	*	$1,221,400

We reported revenue for the year ended December 31, 2003 of $2,405,539 as compared to $2,466,035 for the year ended December 31, 2002. The revenue generated from sales of our Coatings, Sealants and Other Products represents 100% of our revenue.

The decrease of $60,496 from Coatings, Sealants and Other Products is a result of a decrease in sales of our Infiniti Products.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, and interest expense. These total costs and expenses decreased from $8,896,401 for the year ended December 31, 2002 to $7,211,124 for the year ended December 31, 2003 for a decrease of $1,685,277. The decrease is comprised of a reduction in selling, general and administrative expenses of $2,318,550, depreciation and amortization, research and development expenses, consulting fees, and cost of sales, which were offset by increases in professional fees, interest expense, impairment of assets, and loss on disposal and valuation of assets.

Cost of Sales: Our cost of sales decreased $12,730 from $1,816,847 for the year ended December 31, 2002 to $1,804,117 for the year ended December 31, 2003. Direct product costs for the year ended December 31, 2003 was $1,753,685, representing 72.9% of related sales, and warranty costs, freight and other cost of sales was $50,432.  This is compared to cost of sales of $1,816,847 for the year ended December 31, 2002 and is comprised of $1,663,866 of direct product costs, and $152,981 of warranty costs, freight and other costs of sales.  Direct product costs represented 67.4% of related sales for Coatings, Sealants and Other Products for the year ended December 31, 2002. Gross profit decreased mainly due to competition in the marketplace and the rising cost of goods sold between 2002 and 2003

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for the year ended December 31, 2002 were $5,737,363 as compared to $3,418,813 for the year ended December 31, 2003. The decrease of $2,318,550 is attributable to the strategic organizational initiative undertaken during 2003. The majority of the reductions are reflected in the following areas: personnel and personnel related costs decreased by $581,436; marketing, advertising, travel, investor relations, and conventions resulted in savings of $547,795; communications, insurance, director fees, and other administrative expenses were reduced by $548,178; and bad debts decreased by $641,141, the difference being attributable to write-offs in the third and fourth quarters of 2002.

Professional Fees: Our professional fees increased $110,270 from $580,016 for the year ended December 31, 2002 to $690,286 for the year ended December 31, 2003. This increase related to additional legal fees relating to litigation.

Index

Depreciation and Amortization: Our depreciation and amortization expense for the year ended December 31, 2002 was $153,040 as compared to $88,045 for the year ended December 31, 2003 for a decrease of $64,995. This change is attributable to a decrease in the amortization of formula and patent costs, which was determined to be fully amortizable at December 31, 2003, and to the loss on disposal of assets of $116,462 in 2003.

Research and Development: Our research and development cost was $24,495 for the year ended December 31, 2002, and there was no research and development cost during the period ending December 31, 2003. This decrease of $24,495 is mainly attributable to the discontinuance of further research and development by the Company.

Consulting Fees: Our consulting fees for the year ended December 31, 2002 were $539,395 as compared to $137,581 for the year ended December 31, 2003 for a decrease of $401,814. This decrease was attributable to a reduction in outside consulting fees as part of the overall cost reduction program that took place during 2003.

Interest Expense: Our interest expense increased $73,564 from $45,246 for the year ended December 31, 2002 to $118,810 for the year ended December 31, 2003. The increase is due to additional short term loans from the Chairman of the Board, which were later converted to equity.

Loss on Disposal of and Asset Impairment: We had Goodwill relating to the acquisition of a subsidiary, Infiniti Products, Inc., in 2001. Management evaluated the fair market value of this asset as required and determined that there was impairment at December 31, 2003. We consider relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. As a result, a charge of $837,011 for the impairment of the asset was recorded and is reflected on the Consolidated Statement of Operations. We also had a loss on the disposal of obsolete machinery and equipment in the amount of $116,462 during 2003. There was no impairment or loss on disposal of assets during 2002.

Discontinued Operations: During 2002, the Company evaluated all circumstances and that a period of five years had passed since any material communication relating to commitments and contingencies of our prior discontinued operations.  Accordingly, the Company decided that a commitments and contingency reserve was no longer required for these prior discontinued operations. Therefore, the Income (Loss) From Discontinued Operations reflected on the Consolidated Statement of Operations were $(6,467,499) and $(4,413,369) for December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

We had $42,718 of cash on hand at December 31, 2003 reflecting a decrease of $1,293 when compared to the $44,011 of cash on hand at December 31, 2002.

The cash required by current operations and prior discontinued operations for 2003 was $6,974,725, which was attributable to our net loss for the year, and decreases in prepaid expenses, accounts and loans receivable, inventory, and other current assets, and increases in accounts payable and accrued expenses, and deferred income, as well as the offset of non-cash related operating expenses, and the elimination of non-cash expenses for consulting, legal fees, settlements and employee compensation. The cash required by operations for 2003 and 2002 was $6,974,723 and $9,459,535, respectively, and was a result of our net loss and increase in inventory which was partially offset by non-cash expenses for consulting, legal fees, settlements, and employee compensation.

The cash used in investing activities was $75,029 for the year ended December 31, 2003 as compared to $996,430 for the year ended December 31, 2002 reflecting a decrease in investing activities of $921,401. The net cash required for capital expenditures in 2003 was $85,947 for the purchase of machinery and equipment, customer support, and leasehold improvements made in order to consolidate our operations. The net capital expenditures were $794,632 in 2002 and $652,645 in 2001.

The cash provided from financing activities was $7,050,953 for the year ended December 31, 2003 as compared to $9,980,751 for the year ended December 31, 2002 and $7,378,142 for 2001. The primary source of cash for each year is attributable to the issuance of common and preferred stock, and proceeds of loans from the Chairman of the Board.

The liquidity and capital resources that we needed to fund our continuing operations during 2003 and 2002 were raised through short-term loans and the private sale of our common and preferred stock to accredited sophisticated investors. The funds received ensured that we were able to continue as a going concern and our business, operations, financial condition and future prospects were maintained. See Part II, Item 8 - Financial Statements and Supplementary Data, and Notes to Consolidated Financial Statements, Note 2. Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems, for more information.

Index

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-Term Debt Obligations	$24,582	$14,243	$-	$-	$38,825
Operating Lease Obligations	155,668	40,441			196,109
	$180,250	$54,684	$-	$-	$234,934

Indemnification

Our Restated Certificate of Incorporation, as amended, provides that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. We have purchased insurance policies covering personal injury, property damage and general liability intended to reduce our exposure for indemnification and to enable us to recover a portion of any future amounts paid.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Index

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Executive Officers

A brief summary of our executive officers and their ages as of March 25, 2005 is as follows:

Michael T. Adams 39

Chief Executive Officer

Chief Executive Officer since January 28, 2005. Prior thereto, Mr. Adams was the President from August 1, 2003 to January 28, 2005. Mr. Adams was Executive Vice President and Corporate Secretary from March 1, 1999 to September 30, 2003. Prior thereto, he held various officer capacities in the Company's subsidiaries and was instrumental in the restructuring and establishment of operations for the Company beginning in January 1997. Mr. Adams earned his Bachelor of Science degree in Business Administration in 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor Degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

Douglas J. Kramer 41

President and Chief Operating Officer

President and Chief Operating Officer since January 28, 2005. Prior thereto, Mr. Kramer was employed by Foam Enterprises, Inc., a wholly-owned subsidiary of the BASF Corporation, which manufactures polyurethane foam systems for the construction and OEM markets. He held various positions at Foam Enterprises during his more than 7 years of employment. Mr. Kramer began in 1997 as western regional sales manager and immediately prior to joining IFT, was vice president of construction products. Mr. Kramer attended and studied Liberal Arts at Penn State University, New Kensington, Pennsylvania from 1982 to 1983 and Austin Community College and University of Texas from 1983 to 1986 in Austin, Texas.

Charles R. Weeks 37

Chief Financial Officer and Corporate Treasurer

Chief Financial Officer and Corporate Treasurer since February 25, 2005. Prior thereto, Mr. Weeks was the chief financial officer of Ad Management Systems, Inc. from September 2003 to January 2005; controller at Lodging.com from March 2002 to September 2003; and controller of Air Partner, PLC, a publicly listed company in England from November 2000 to January 2002. He graduated from Clemson University, Clemson, South Carolina, with a Bachelor of Science degree in Accounting in 1989. Mr. Weeks obtained his CPA certificate in Maryland, and is currently a member of both the MACPA and AICPA.

Dennis A. Dolnick, our former Chief Financial Officer and Corporate Treasurer, resigned, effective February 14, 2005 for title purposes and February 28, 2005 for employment purposes.

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Directors

The information in the sections entitled “Election of Directors” and “Information Regarding the Board of Directors” in the Proxy Statement to be filed by us with the Securities and Exchange Commission (“SEC”) no later than 120 days after the close of our fiscal year ended December 31, 2004 (the “Proxy Statement”) is incorporated herein by reference.

Index

Beneficial Ownership Reporting Compliance

The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Ethics

The information in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

Report of Management	F-1
Report of Independent Registered Public Accounting Firm	F-2
Index to Consolidated Financial Statements	F-3
Consolidated Balance Sheets at December 31, 2004 and December 31, 2003	F-4
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2004	F-6
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2004	F-7
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2004	F-10
Notes to Consolidated Financial Statements	F-12
Selected Quarterly Financial Data (Unaudited)	F-29

(a) 2.	Financial Statement Schedules:

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3.	Exhibits:

See Index of Exhibits below.

(b)	Item 601 Exhibits:

Reference is hereby made to the Index of Exhibits under Item 15(a)(3) of Part IV of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 2005	IFT CORPORATION

By:
Michael T. Adams
Chief Executive Officer

Date:	March 28, 2005	IFT CORPORATION

By:
Charles R. Weeks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 29, 2005	By: /s/ Richard J. Kurtz
Richard J. Kurtz
Chairman of the Board

Date:	March 29, 2005	By: /s/ Arthur J. Gregg
Arthur J. Gregg
Director

Date:	March 29, 2005	By: /s/ Gilbert M. Cohen
Gilbert M. Cohen
Director

Date:	March 28, 2005	By:
Michael T. Adams
Director

Index

INDEX OF EXHIBITS

Exhibit No.	Description

3.1
Restated Certificate of Incorporation dated June 28, 1994 as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1998 filed April 16, 1999).

3.2
Certificate of Amendment of Restated Certificate of Incorporation dated February 12, 1999 as filed with State of Delaware February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 1998 filed April 16, 1999).

3.3
Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2000 as filed with the State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 3(i) to Form 10-KSB for the year ended December 31, 2000 filed March 30, 2001).

3.4
Certificate of Amendment of Restated Certificate of Incorporation dated May 28, 2002 as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002 filed August 19, 2002).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated December 30, 2004 filed in Delaware December 30, 2004.
3.6	Proforma Restated Certificate of Incorporation, as amended, and currently in effect.
3.7	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-KSB for the year ended December 31, 2000 filed March 30, 2001).
3.8	Amendments to By-laws (incorporated by reference to Item 5. Other Information, Amendments to By-laws, to Form 10-Q for the quarter ended September 30, 2001 filed November 14, 2001).
3.9	By-laws, as amended July 31, 2003, and currently in effect, of the Company (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003).
4.1
Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001 filed October 25, 2001).

4.2
Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001 filed January 31, 2002).

4.3
Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).

10.1	1998 Employee and Consultant Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-44971 filed January 27, 1998).
10.2	1999 Consultant and Employee Stock Purchase and Option Plan (incorporated by reference to Exhibit 99.1 to Form 10-KSB for the year ended December 31, 1998 filed April 16, 1999).
10.3	2000 Stock Purchase and Option Plan (incorporated by reference to Exhibit (10) to Registration Statement on Form S-8 No. 333-51026 filed November 30, 2000).
10.4	2002 Stock Option Plan (incorporated by reference to Annex D to Definitive Proxy Statement filed April 30, 2002).
10.5	Key Employee Stock Option Plan.
10.6	2002 Executive Incentive Plan (incorporated by reference to Annex E to Definitive Proxy Statement filed April 30, 2002).
10.7	2002 Management Incentive Plan (incorporate by reference to Annex F to Definitive Proxy Statement filed April 30, 2002).
10.8	2002 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002 filed August 19, 2002).
10.9	Director Compensation Plan.
10.10	Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2001 filed October 25, 2001).
10.11
Amendment to Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz dated January 4, 2002 (incorporated by reference to Exhibit 10.1.1 to Form 8-K date December 31, 2001 filed January 31, 2002).

10.12	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001 filed January 31, 2002).
10.13
Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002).

10.14
Employment Agreement, effective January 1, 2002, between John G. Barbar and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002).

10.15
Series C Preferred Stock Option Agreement dated January 8, 2002 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 8, 2002, filed January 31, 2002).

10.16
Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003).

14.1	Code of Business Ethics and Conduct, as amended, and currently in effect.
21	List of Subsidiaries.
23	Consent of Baum & Company, P.A. to the incorporation of its Report of Independent Registered Accounting Firm Report herein.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

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

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by internal audits and appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Ethics and Conduct adopted by the Board of Directors, applicable to all directors, officers and employees of the Company and its subsidiaries. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

The Audit Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors and management periodically to discuss internal accounting controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

The independent registered public accounting firm, BAUM & COMPANY, P.A., was recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2004, 2003 and 2002 consolidated financial statements of IFT Corporation and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent registered public accounting firm, based upon its audits of the consolidated financial statements, is presented on Page F-2 of this report.

March 28, 2005

Michael T. Adams
Chief Executive Officer

Charles R. Weeks
Chief Financial Officer

Index
Index to Consolidated Financial Statements

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 209
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of the IFT Corporation:

We have audited the accompanying consolidated balance sheets of the IFT Corporation (f/k/a Urecoats Industries Inc.) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFT Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company ceased amortization of goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 18, 2005

Index
Index to Consolidated Financial Statements

IFT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF MANAGEMENT	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2004 and 2003	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003, and 2002	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-12

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
Assets

Current Assets:
Cash	$24,903	$42,718
Accounts Receivable (net of allowance for doubtful accounts of $358,607)	630,408	438,822
Inventory (Note 4)	249,039	743,104
Prepaid Expenses and Other Current Assets	41,053	30,499
Total Current Assets	945,403	1,255,143
Machinery & Equipment, Net (Note 5)	287,784	600,414
Other Assets:
Intangibles, Net (Note 6)	774,000	774,000
Notes Receivable	---	22,693
Deposits and Other Non-Current Assets	56,471	46,946
Total Other Assets	830,470	843,639
Total Assets	$2,063,658	$2,699,196

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	As of December 31,
	2004	2003
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable and Accrued Expenses (Note 7)	$1,654,821	$4,309,888
Accounts Payable and Accrued Expenses - Discontinued Operations (Note 7)	663,601	---
Current Maturities of Long-Term Debt (Note 8)	24,582	42,080
Short-Term Notes and Loans Payable (Note 9)	719,070	797,047
Deferred Income (Note 9)	---	7500
Total Current Liabilities	3,062,074	5,156,515

Long-Term Debt (Note 9)	14,243	52,349
Due to Related Party	5,670,000	60,000
Reserve for Litigation (Note 3)	540,000	---

Total Liabilities	9,286,317	5,268,864

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
which Designations: (Notes 11, 15, 17, 19)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued
and Outstanding (Less Offering Costs of $7,465) at December 31, 2004 and 2003.	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 0 Issued
and Outstanding, and Converted at December 31, 2004 and 2003, respectively	---	---
Series C Convertible, 750,000 Shares Authorized; -0- and 674,395 Issued and
Outstanding at December 31, 2004 and 2003, respectively	---	673,145
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized;
32,014,369 and 16,458,375 Issued and Outstanding
as of December 31, 2004 and 2003, respectively	320,144	164,584
Additional Paid-In Capital	53,625,390	52,114,399
Accumulated (Deficit)	(61,223,228)	(55,576,831)

Total Stockholders' Equity (Deficit)	(7,222,659)	(2,569,668)

Total Liabilities and Stockholders' Equity (Deficit)	$2,063,658	$2,699,196

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004		2003	2002
Revenue:
Coatings, Sealants and Other Products		$2,564,163	$2,405,539	$2,466,035
Total Revenue		2,564,163	2,405,539	2,466,035

Cost of Sales:
Coatings, Sealants and Other Products		1,934,540	1,753,685	1,663,866
Warranty Costs, Freight and Other Cost of Sales		56,810	50,431	152,981

Total Cost of Sales		1,991,350	1,804,117	1,816,847

Gross Profit		572,813	601,422	649,188

Operating Expenses:
Selling, General and Administrative		1,958,637	3,418,812	5,737,363
Professional Fees		417,689	690,286	580,016
Depreciation and Amortization		83,002	88,045	153,040
Research and Development		---	---	24,495
Consulting Fees		226,634	137,581	539,395
Interest Expense		391,912	118,810	45,246
Impairment of Assets		---	837,011	---
Loss on Disposal of and Reduction in Value of Machinery and Equipment		18,568	116,462	---

Total Operating Expenses		3,096,443	5,407,007	7,079,554
(Loss) From Continuing Operations		(2,523,631)	(4,805,585)	(6,430,366)
(Loss) From Discontinued Operations (Note 3)		(3,122,765)	(6,467,499)	(4,413,369)
Net (Loss)	$	(5,646,396)	$(11,273,084)	$(10,843,735)

Net (Loss) Per Share-Basic and Diluted
Continuing Operations		$(0.087)	$(0.315)	$(0.473)
Discontinued Operations		(0.108)	(0.424)	(0.324)

Net (Loss) Per Share		$(0.195)	$(0.739)	$(0.797)
Weighted Average Shares Outstanding		28,866,604	15,264,815	13,605,769

*Pre 1-for-10 share consolidation.  See Note 1.

 See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts
	Series A	Series B	Series C	Par Value
As of the Year Ended	Shares (a)	Shares	Shares	$1.00

December 31, 2002	62,500	500,000	414,781	$969,816

Issuance of Common Stock	---	---	---	---
Issuance of Preferred Stock	---	---	264,614	264,614
Conversion of Preferred Stock to Common Stock	---	(500,000)	(6,250)	(506,250)
Net (Loss)	---	---	---	---
Accrued Dividends on Preferred Stock and Other Adjustments	---	---	---	---
Payment of Preferred Stock Accrued Dividends with Common Stock

December 31, 2003	62,500	---	673,145	$728,180

Issuance of Common Stock	---	---	---	---
Issuance of Preferred Stock	---	---	---	---
Conversion of Preferred Stock to Common Stock	---	---	(673,145)	(673,145)
Net (Loss)	---	---	---	---
Accrued Dividends on Preferred Stock and Other Adjustments	---	---	---	---
Payment of Preferred Stock Accrued Dividends with Common Stock	---	---	---	---

December 31, 2004	62,500	---	---	$55,035

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Common Stock Amounts
As of the Year Ended	Shares	Par Value$.01	Additional Paid-In Capital

December 31, 2002	14,071,254	$140,713	$44,696,841

Issuance of Common Stock	1,593,996	15,940	1,891,787
Issuance of Preferred Stock	---	---	5,027,666
Conversion of Preferred Stock to Common Stock	793,125	7,931	498,319
Net (Loss)	---	---	---
Accrued Dividend on Preferred Stock and Other Adjustments	---	---	(214)
Payment of Preferred Stock Accrued Dividends with Common Stock

December 31, 2003	16,458,375	$164,584	$52,114,399

Issuance of Common Stock	630,786	6,308	340,453
Issuance of Preferred Stock	---	---	---
Conversion of Preferred Stock to Common Stock	12,375,024	123,750	549,395
Net (Loss)	---	---	---
Accrued Dividend on Preferred Stock and Other Adjustments	(327,530)	(3,275)	(127,063)
Payment of Preferred Stock Accrued Dividends with Common Stock	2,877,714	28,777	748,206

December 31, 2004	32,014,369	$320,144	$53,625,390

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

	Accumulated
As of the Year Ended	(Deficit)	Total

December 31, 2002	$(43,805,746)	$2,001,624

Issuance of Common Stock	---	1,907,727
Issuance of Preferred Stock	---	5,292,280
Conversion of Preferred Stock to Common Stock	---	---
Net (Loss)	(11,273,084)	(11,273,084)
Accrued Dividend on Preferred Stock and Other Adjustments	(498,001)	(498,215)
Payment of Preferred Stock Accrued Dividends with Common Stock	---	---

December 31, 2003	(55,576,831)	(2,569,668)

Issuance of Common Stock	---	346,761
Issuance of Preferred Stock	---	---
Conversion of Preferred Stock to Common Stock	---	---
Net (Loss)	(5,646,396)	(5,646,396)
Accrued Dividend on Preferred Stock and Other Adjustments	---	(130,338)
Payment of Preferred Stock Accrued Dividends with Common Stock	---	776,983

December 31, 2004	$(61,223,227)	$(7,222,659)

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(5,646,396)	$(4,805,585)	$(6,430,366)
Adjustments to Reconcile Net (Loss) to Net Cash Provided
(Used) by Operating Activities:
Depreciation and Amortization	83,002	88,045	153,040
Impairment of Goodwill	---	837,011	---
Commitments and Contingencies	---	---	(600,622)
Disposition and Reduction in Value of Machinery and Equipment	18,568	613,390	217,787
Purchases of Inventory	---	640,688	---
Non-Cash Operating Activities:
Board of Director Fees	254,144	174,000	23,625
Interest		65,913	37,620
Legal Fees, Settlements and Other Services	(131,497)	6,000	54,750
Consultant Fees	75,500	---	160,575
Other Compensation	10,174	42,094	270,690
Changes in Assets and Liabilities:
Prepaid Expenses	(26,490)	110,423	57,281
Accounts and Loans Receivable	(175,650)	166,124	449,647
Inventory	494,065	325,943	(1,073,228)
Other Current Assets		1,484	(36,542)
Accounts Payable and Accrued Expenses	(1,221,882)	636,222	1,360,317
Deferred Income	(7,500)	7,500	70,000
Discontinued Operations	18,091	---	---
Reserve for Litigation	540,000	---	---

Net Cash (Required) by Operating Activities	(5,715,871)	(1,090,748)	(5,285,426)

Cash Flows From Investing Activities
(Acquisition) of Machinery and Equipment	198,067	(85,947)	(794,632)
Disposition of Machinery and Equipment	2,100	---	---
(Acquisition) of Intangibles		(16,939)	(91,962)
(Additions) of Deposits and Other Non-Current Assets	13,169	27,857	(109,836)
Net Cash (Required) by Investing Activities	$213,336	$(75,029)	$(996,430)

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
	2004		2003	2002
Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$	---	$350,000	$6,223,000
Proceeds of Notes and Credit Lines		17,123	1,649,938	2,846,753
(Payment) of Notes and Credit Lines		(142,403)	(1,648,173)	(2,615,590)
Proceeds of Loans from Related Parties		5,610,000	6,610,000	3,875,000
Proceeds (Issuance) of Notes Receivable			89,187	(348,412)

Net Cash Provided by Financing Activities		5,484,720	7,050,953	9,980,751

Net Cash (Required) by Discontinued Operations		---	(5,883,978)	(4,174,109)

Net Increase (Decrease) In Cash		(17,815)	1,198	(475,214)

Cash at Beginning of Year		42,718	41,520	519,225

Cash at End of Year		$24,903	$42,718	$44,011

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes		$-0-	$-0-	$-0-

Cash Payments for Interest		$89,024	$51,764	$26,193

Non-Cash Financing Activities:
Issuance of Stock:
Operating Activities		$208,321	$288,007	$547,260
Repayment of Debts		---	6,550,000	3,875,000
Payment of Preferred Stock Accrued Dividends		776,983	---	---

Total Non-Cash Financing Activities		$985,304	$6,838,007	$4,422,260

See accompanying notes to consolidated financial statements

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies.

This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who are responsible for their integrity and objectivity. The accounting policies used conform to Generally Accepted Accounting Principles (GAAP) in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Organization

The Company was incorporated in the state of Delaware on October 20, 1989 as Natural Child Collection, Inc. and changed its name to Natural Child Care, Inc., on January 14, 1991. In 1993, the Company discontinued its Natural Child Care operations, changed its name to Winners All International, Inc., and began random lottery operations. The Company was operationally inactive from August 1, 1995 to January 26, 1997 and on January 29, 1997 abandoned its former random lottery operations, effective for year ended July 31, 1995. On January 28, 1997, the Company acquired Perma Seal International, Inc. and began its development-stage operations largely characterized as research and development for what later became known as its application systems, coatings and sealants operations in 2001. The Company changes Perma Seal International, Inc.’s name to Urecoats International, Inc. in October 1997. The Company changed its name from Winners All International, Inc. to Urecoats Industries Inc. on February 8, 1999. In July 1999, the Company established Urecoats Technologies, Inc. to assist in application systems, coatings and sealants research and development. Rainguard Roofing Corporation, a Florida corporation, was acquired, effective January 1, 2001, to field test the RSM Series™ products and generate revenues in the roof contracting business. In June 2001, upon completion of the commercial RSM Series™ spray application system, ultimately named the BlueMAX™, Model 230, the Company essentially divested its research and development entities, Urecoats International, Inc. and Urecoats Technologies, Inc. Urecoats Manufacturing, Inc., established in June 2001, began sales and marketing of the RSM Series™ products direct to contractors during the fourth quarter of 2001. The Company acquired Infiniti Paint Co., Inc., effective September 1, 2001, to use as a footprint for developing a specialty distribution channel for the initial distribution of the former RSM Series™ products but also to diversify its overall product offerings. Shortly after the Company opened a second Infiniti location in Orlando, Florida, it located a regional distribution chain with over 96 locations at the time which would carry the former RSM Series™ products on an exclusive basis and the expansion of Infiniti ceased to preserve the Company’s cash flow and other resources, and the Orlando location was shut down. The operations of Rainguard Roofing Corporation were discontinued, effective December 31, 2001 to eliminate competition with the former RSM Series™ products customers. On February 1, 2004, Urecoats Manufacturing, Inc. changed its name to RSM Technologies, Inc. to align itself with the character of its RSM Series™ business. The name of Infiniti Paint Co., Inc. was changed to Infiniti Products, Inc. on February 8, 2002 to eliminate the limiting public perception about the character of its business only being related to paints. Urecoats Manufacturing, Inc. discovered a latent defect in the RSM Series™, BlueMAX™ spray application system, which, in addition to mitigating current and future financial impacts of continuing to operate RSM Technologies, Inc., caused us to discontinue the operations of RSM Technologies, Inc., effective November 5, 2004.

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

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Equivalents

The Company considers cash deposited with financial institutions and marketable securities with a maturity of three months or less at the date of acquisition to be cash and cash equivalents.

Inventories

Inventories are valued at the average cost versus market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

Machinery and Equipment

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

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the assets of acquired businesses. Statement of Financial Accounting Standards no. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, unless these lives are determined to be indefinite. Intangible assets include trademarks, core technology and product marketing and other rights which are being amortized over their estimated useful lives. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. Based upon the impairment tests performed, there was an impairment of goodwill for the period ended December 31, 2003 of $837,011, restating the Goodwill to be reflected at $774,000 as it appears as of December 31, 2004.  There can be no assurance that future goodwill impairment tests will not result in additional charges to earnings.

Revenue Recognition

The Company recognizes revenue from the sale of Coatings, Sealants and Other Products when the goods are shipped to the customer. Allowances for returns of Coatings, Sealants and Other Products are provided for based upon an analysis of the Company's historical patterns of returns matched against the sales from which they originated.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred. The Company had no research and development during 2003 or 2004 due to the fact that the previous amounts related to RSM Technologies, Inc. were restated with the discontinuance of operations in 2004. Therefore, in the restatement of previous periods no research and development expenses have been reflected for 2003 or 2004.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts, and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount that will more likely than not be realized.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards are valued based on a discounted market price of a share of unrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the restricted stock granted under the Director Compensation Plan and an executive employment agreement (when earned and vested).

Net (Loss) Per Common Share

Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings Per Share". Requires public companies to present basic earnings (net loss) per share and, if applicable, diluted earnings (net loss) per share for all periods that statements of operations are presented. Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

Allowance for Doubtful Accounts

The Company currently has an allowance for doubtful accounts reserve. The amount reserved for doubtful accounts is $74,339 through December 31, 2004, and $358,607 as of December 31, 2003. The balance in the allowance for doubtful accounts was adjusted during 2004 to more accurately estimate those accounts that may be uncollectible. In the past, allowance for doubtful accounts applied a percentage to all customer balances in the 31-60, 61-90, and over 90 day balances, and those percentages were deemed in excess, therefore, new percentages have been applied and the result was a reduction in allowance for doubtful accounts of $168,239 after an adjustment in the fourth quarter of 2004; management believes these percentages more accurately depict the allowance for doubtful accounts as of December 31, 2004.

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

New Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and have accounted for all awards granted to employees using the fair value recognition method. Accordingly, the Company believes SFAS No. 123(R) will not have a material impact on its consolidated financial statements.

In November 2004, Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, or SFAS No. 151, was issued and is effective for fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current-period charges, and the allocation of fixed production overheads to the costs of conversion to be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 in the fourth quarter of 2004. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition“, which supersedes No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance on SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company adopted the provisions of SFAS No. 149 in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 has not affected the Company’s consolidated financial statements.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The implementation of the provisions of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s consolidated financial statements.

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

The Company has not earned profits to date, has incurred recurring losses and negative cash flows from operations, and at December 31, 2004 has an accumulated deficit, net of dividends, of $(61,223,227) and its current liabilities exceeded its current assets by $7,786,670 and its total liabilities exceeded its total assets by $7,222,659. These factors raise doubt about the Company’s ability to continue as a going concern if operations were to continue in the future as in the past. The Company has relied principally on non-operational sources of financing mainly from Richard J. Kurtz, the Chairman of the Board, to fund its operations over the past 6 five years. See Note 19 - Subsequent Events, Section (a) (Cancellation of Indebtedness)

Although there has been substantial doubt as a going-concern over the past few years, management believes that 2005 will bring about a positive spin in all respects. New additions to the management team have been put into place, and those individuals are concentrating on increasing sales, integrating an acquisition, widening gross profit percentages, creating new policies and procedures, and streamlining operational processes that should allow the Company to rely less on outside investors and related parties for the funding of continuing operations. See Note 19 - Subsequent Events, Section (c), Items (i) (New President and Chief Operating Officer) and (iii) (New Chief Financial Officer and Treasurer. The goal of management is to cover all of the Company’s operational costs on its own through a carefully thought out and strictly enforced budget, and by analyzing the budget variances on a monthly basis to identify those areas representing the greatest risk to allow decisions in those identified areas to be made in a timely and effective manner, in the most expedient manner possible under the circumstances.

The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, including acquisitions (See Note 19 - Subsequent Events, Section (b) (Acquisition of LaPolla Industries Inc.)), increases in revenue, strict control over operating costs and expenses, and obtaining additional forms of debt and/or equity financing. These consolidated financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, and the reported net losses and balance sheet classification used.

Note 3.	Discontinued Operations

On November 5, 2004, the Company discontinued the operations of its RSM Technologies, Inc. business. RSM Technologies, Inc. consisted of two products lines: Application Systems and Coatings. The consolidated financial statements and the related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of RSM Technologies, Inc. as a discontinued operation. RSM Technologies, Inc. was accounted for as a separate legal entity and the following selected financial data for the discontinued operations is presented as such. The (loss) of discontinued operations include allocations of certain of the Company’s expenses to those operations. These amounts have been allocated to the discontinued operations on the basis that was considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations. See also Note 3 to our consolidated financial statements.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following tables set forth, for the periods indicated, selected financial data of the Company’s discontinued operations.

Selected Financial Data for Discontinued Operations

Statement of Loss Data

	Year Ended December 31,
	2004	2003	2002
Revenue	$475,785	$1,571,317	$2,549,610
Gross Profit (Loss)	84,568	(1,087,620)	184,237
Operating Expenses	3,207,333	5,379,879	4,597,606
(Loss) from Discontinued Operations	$(3,122,765)	$(6,467,499)	$(4,413,369)

Current assets consist primarily of trade accounts receivable and inventories. Current liabilities consist primarily of the current portion of long-term debt, accounts payable and accrued compensation.

Note 4.	Inventory.

The following is a summary of inventories for the years ending December 31,

	2004	2003
Raw Materials	$61,257	$	---
Finished Goods	187,781		743,104
Total	$249,039		$743,104

Note 5.	Machinery and Equipment.

The following is a summary of machinery and equipment for the years ending December 31,

			Estimated
	2004	2003	Useful Life

Vehicles	$137,822	$249,272	5 Years
Leasehold Improvements	62,278	388,478	3 Years
Office Equipment	70,195	106,153	5 Years
Computers/Software	192,284	161,245	5 Years
Machinery and Equipment	133,273	229,706	5 Years
Total Machinery and Equipment	$595,852	$1,134,854
Less: Accumulated Depreciation	(308,068)	(534,440)
Total Machinery and Equipment, Net	$287,784	$600,414

Depreciation expense for the years ended 2004 and 2003 was $83,002, and $88,045, respectively. There was a Loss on Disposal of Assets of $18,568 in 2004 and $116,462 in 2003, which relates to the disposition of obsolete machinery and equipment. Computers/Software increased by $36,850 that was predominantly attributable to the purchase of Great Plains Professional accounting software.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 6.	Intangibles.

The following is a summary of intangibles for the years ending December 31,

	2004	2003
Goodwill	$774,000	$774,000
Patent Costs	---	216,024
Proprietary Formula Acquisition Costs	---	80,000

Total Intangibles	$774,000	$1,070,024
Less: Accumulated Amortization	---	(296,024)

Total Intangibles, Net	$774,000	$774,000

Goodwill arising from the cost, in excess of fair market value of tangible assets and liabilities acquired, results from the Company's 2001 acquisition of Infiniti Products, Inc. After evaluation by management, as described in Note 1, Goodwill and Purchased Intangible Assets, the asset was impaired by $837,010, leaving a balance of Goodwill in the amount of $774,000.

The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of intangible assets.

Note 7.	Accounts Payable and Accrued Expenses.

The following is a summary of accounts payable for the years ending December 31,

	2004	2003
Accounts Payable	$1,183,812	$1,690,555
Accrued Interest Expense	306,908	---
Accrued Severance	11,250	143,899
Accrued Expenses	10,049	55,708
Accrued Sales Taxes	17,392	12,095
Accrued Other	122,922	93,524
Accrued Insurance	2,488	---
Accrued Dividends Payable	---	776,983
Accrued Warranty Reserve	---	608,033
Accrued Litigation Reserve	540,000	929,091
Total Accounts Payable and Accrued Expenses	$1,654,821	$4,309,888

Accrued Interest Expense of $306,908 represents interest payable at 9% per annum on unsecured loan proceeds totaling $5,670,000 from the Chairman of the Board. Accrued Dividends Payable account decreased from $776,983 to zero, due to the Series C Convertible Preferred Stock automatically converting to restricted common stock on January 1, 2004 and payment of the outstanding accrued dividends by the Company (See Note 13 - Securities Transactions, Section (d) for more information); therefore, no accrual is required from that date forward. Accrued Severance decreased substantially between 2003 and 2004, and will have a zero balance at the end of April 2005.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 8.	Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31,

	2004		2003
Various Notes Payable on Vehicles, Due in Monthly Installments of $2,564 and $4,260
respectively, including Interest, maturing through 2007, secured by Equipment		$38,825	$78.929
12% Notes Payable, payable on Demand, Unsecured	$	---	$15,500
		$38,825	$94.429
Less: Current Maturities		(24,582)	(42.080)

Total Long-Term Debt		$14,243	$52.349

Debt Maturity Schedule
Years Ending December 31
2005		$24,582
2006		13,807
2007		436
		$38,825

Note 9.	Short-Term Notes and Loans Payable.

The Company has two operating Lines of Credit; one with Merrill Lynch Business Financial Services, Inc., and the other with Commerce Bank, North. The maximum combined amount for the Lines of Credit total $720,000, of which $719,070 is being utilized as of December 31, 2004. The first Line of Credit is with Merrill Lynch Business Financial Services Inc. for the maximum “WCMA Line of Credit” totaling $220,000 as of December 31, 2004; bears interest at prime plus 2% per annum, and was amended to mature on March 31, 2005. It is secured by the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman of the Board.  The maximum “WCMA Line of Credit” of $220,000 shall be gradually reduced on a monthly basis until the maturity date of March 31, 2005, at which time the “Maximum WCMA Line of Credit” shall be $180,000. Although the maturity date according to the Agreement is dated March 31, 2005, the Chairman of the Board, who has personally guaranteed this line of credit, will continue to pay down the line of credit by paying $20,000 per month until the balance is paid in full. The second Line of Credit is with Commerce Bank, North for $500,000; bears interest at prime plus 2% per annum, and matures on June 30, 2005. The Line of Credit was originally secured by both the assets of RSM Technologies, Inc. as well as a Certificate of Deposit for approximately $500,000 by the Chairman of the Board. However, since the operations of RSM Technologies, Inc. were discontinued in late 2004, the Chairman of the Board’s Certificate of Deposit has become the main collateral for the Line of Credit.

For the years ended December 31, 2004 and 2003, the Merrill Lynch Business Financial Services, Inc. Line of Credit balances were $219,153 and $297,129, respectively; the Commerce Bank, North Line of Credit balances were $499,918 for both respective periods.

Note 10.	Related Party Transactions.

The following is a summary of related party transactions for the years ending December 31, 2004 and 2003:

(i)	The Chairman of the Board advanced monies in the form of short term loans bearing interest at 9% per annum totaling $5,670,000, of which*:

(a)	$5,340,000 was loaned to IFT Corporation during 2004; and

(b)	$330,000 was loaned to Infiniti Products, Inc. during 2003 and 2004.

*See also Note 19 - Subsequent Events, Section (a) (Cancellation of Indebtedness).

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(ii)	The Company issued common stock to officers and directors as follows*:

	2004*		2003
	Shares	Value	Shares	Value
Other Compensation	19,000	$7,234	84,202	$34,474
Severance Compensation	6,000	2,940	12,000	7,620
Board of Director Fees	405,786	254,144	496,000	174,000
Board of Director Fees - Unearned	104,767	-0-
Mandatory Conversion of Series B Convertible Preferred Stock	---	---	750,000	-0-
Mandatory Conversion of Series C Convertible Preferred Stock	11,514,800	-0-	---	---
Exercise of Non-Statutory Option	---	---	300,000	1,188,000
Private Placement	---	---	199,460	135,633
Series B Convertible Preferred Stock Accrued Dividends	790,731	213,497	---	---
Series C Convertible Preferred Stock Accrued Dividends	1,444,041	389,892	---	---
	14,285,125	$867,707	1,841,662	$1,539,727

*Refer to Section (iv) below for more information.

(iii)	The Company issued preferred stock to directors, as follows:

	2004			2003
	Shares	Value		Shares	Value
Exercise of Option by Cancellation of Indebtedness	---	$	---	264,614	$5,292,280
	---	$	---	264,614	$5,292,280

(iv)	The following is a detailed summary of related party transactions for the year ended December 31, 2004:

(a)	During 2004, 405,786 shares of restricted common stock were vested and earned by current and former directors pursuant to the Director Compensation Plan (“Director Plan”), of which:

(i)
292,000 shares that were issued to the Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. The Company did not consider this portion of the shares outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company as of May 28, 2002. The value ascribed to these shares on May 28, 2004 was $197,100. There are 584,000 shares remaining issued but in the custody of the Company until such time that they are earned. Refer to Note 14 - Compensation and Incentive Plan, Director Compensation Plan.

(ii)
96,000 shares that were automatically granted and issued to current and former directors on June 11, 2003 upon their election at the shareholders meeting held on June 22, 2004, vested. The Company did not consider these shares outstanding due to a vesting provision and as such no value was ascribed to these shares at the time they were granted. These transactions were valued and recorded at $54,720; and

(iii)
17,786 shares of the 36,000 shares that were automatically granted and issued to three former directors upon their election at the shareholders meeting held on June 22, 2004, vested in their respective pro rata portions on the dates of their respective resignations, and the remaining 18,214 respective pro rata unvested portions of the shares were canceled. The Company did not consider these shares outstanding due to a vesting provision and as such no value was ascribed for these shares at the time they were granted. These transactions were valued and recorded at approximately $2,324. Refer to (iv)(c) below.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(b)
During 2004, 96,000 shares of restricted common stock were automatically granted and issued to current and former non-employee directors pursuant to the Director Plan upon their election at the shareholders meeting held on June 22, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as outstanding and as such no value was ascribed for them at the time of grant. These shares are in the custody of the Company until such time that they are earned. See also (iv)(b)(iii) above (17,786 shares vested and 18,214 shares were canceled upon the resignation of three directors during 2004).

(c)
During 2004, 8,767 shares of restricted common stock were automatically granted and issued to a new director pursuant to the Director Plan upon appointment to the Board of Directors on November 12, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as outstanding and as such no value was ascribed for them at the time of grant. These shares are in the custody of the Company until such time that they are earned.

(d)
During 2004, the Company paid approximately $776,983 in dividends through the issuance of 2,877,714 shares of restricted common stock to the former holders of the Series B and C Convertible Preferred Stock. The amount of dividends was accrued prior to the automatic conversion of the Series B and C Convertible Preferred Stock on September 30, 2003 and January 1, 2004, respectively. The price per share used to determine the number of shares of restricted common stock to issue to each former holder was calculated based on the closing price of the Company’s common stock as traded on the American Stock Exchange on December 30, 2004 or $.27 per share:

(i)
The Chairman of the Board was the former sole holder of the Series B Convertible Preferred Stock, and as such, had accrued dividends of approximately $213,497, which were satisfied with 790,731 shares;

(ii)	The Chairman of the Board was a former holder of Series C Convertible Preferred Stock, and as such, had accrued dividends of approximately $260,961, which were satisfied with 966,517 shares; and

(iii)
A company in which a former director owned a majority interest was a former holder of Series C Convertible Preferred Stock, and as such, had accrued dividends of approximately $128,931, which were satisfied with 477,524 shares.

(e)
During 2004, the Company issued 19,000 shares of restricted common stock to a former officer and the CEO, as other compensation pursuant to employment agreements. These transactions were valued and recorded at $7,234.

(f)
During 2004, the Company issued 6,000 shares of restricted common stock to a former officer, as severance compensation pursuant to termination of an employment agreement. This transaction was valued and recorded at $2,940.

(g)
During 2004, pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on the mandatory conversion date, previously valued and recorded in prior years at $13,462,900, were converted into 12,375,024 shares of restricted common stock; of which:

(i)
10,684,800 shares were issued to the Chairman of the Board, pursuant to the mandatory conversion of 460,245 shares of Series C Convertible Preferred Stock purchased in 2002 and 2003 and previously valued and recorded at $9,204,900; and

(ii)
830,000 shares were issued to a corporation in which a former director owns a material interest, pursuant to the mandatory conversion of 100,000 shares of Series C Convertible Preferred Stock purchased in 2002 and previously valued and recorded at $2,000,000.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 11.	Commitments and Contingencies.

Leases

The Company has operating leases as follows:

	Location	Description of Operations	Terms
1.	Deerfield Beach, Florida	Corporate Headquarters, Manufacturing,	02-01-2002	to	03-01-2006
Distribution, Training, Marketing,
Research and Development, and Sales
2.	Deerfield Beach, Florida *	Manufacturing, Distribution, and Sales	01-01-2002	to	10-01-2005

* Lease was paid in full in March of 2005, where deposit being held by Trammell Crow Company was applied to remaining payments due through 10-01-2005.

Future minimum lease payments required under the non-cancelable operating leases are as follows:

	Year Ending December 31	Operating Leases
	2005	$155,668
	2006	40,441
Total Minimum Lease Payments		$196,109

Rent expense for the years ended December 31, 2004, and 2003, was $105,557, and $336,683, respectively.

Reserve

The following is a summary of the reserve established for commitments and contingencies for the year ending December 31,

2004
Accounts Payable and Accrued Expenses for Discontinued Operations	$663,601
Reserve for Litigation	540,000

Total	$1,203,601

Legal Proceedings

(a)	Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., et. al., Defendants.

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

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(b)	Jogular Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

On August 20, 2004, the Company was served notice that on June 24, 2004 in the United States District Court for the District of Puerto Rico the Plaintiff filed a complaint against the Defendants alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico that was incorporated in a Sales Agreement entered into between the parties on May 21, 2002. The Plaintiff’s complaint essentially alleges that on October 29, 2003, Urecoats Manufacturing, Inc. arbitrarily terminated the Plaintiff’s “exclusivity” rights under its agreement with Urecoats Manufacturing, Inc. and as a result, it sustained damages aggregating $3,754,000. The Company believes the complaint and alleged damages to be totally without merit, intends to vigorously defend itself and, among other things, will assert counterclaims for monies billed and remaining unpaid for goods delivered to the Plaintiff by Urecoats Manufacturing, Inc. pursuant to the Plaintiff’s purchase order. Discovery has not yet commenced and no trial date is set. The outcome of this litigation and its potential financial impacts cannot be determined at this time.

(c)	Plymouth Industries, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

On July 22, 2003, the Plaintiff served the Defendants with a complaint for breach of Manufacturing and Sales Agreements and the parties immediately entered into various settlement agreements during which the Defendants were granted an indefinite extension of time to answer the complaint. The Defendants ceased making settlement payments in September 2003 when the Defendants came to believe and later learned that the Plaintiff had breached the Manufacturing and Sales Agreements and thereafter served a joint answer denying the complaint’s allegations and counterclaimed against the Plaintiff for breach of contract, breach of warranties, and indemnity and contribution. On April 27, 2004, the Plaintiff filed the aforementioned complaint in the District Court of the Fourth Judicial District in Hennepin County, Minnesota. On July 13, 2004, the Defendants filed the aforementioned joint answer and counterclaims with said District Court. On August 4, 2004, the Plaintiff was granted summary judgment against the Defendants, joint and severally, in the amount of $738,163 with any applicable costs, fees, and pre-judgment interest to be determined and added to this summary judgment at a later date. The Defendants believed that reversible procedural and substantive errors were made and that valid legal redress existed to not only offset the summary judgment with counterclaims but also to potentially vacate the summary judgment. On October 27, 2004, the Court issued an order granting the Defendants’ motion to vacate the summary judgment ordered on August 4, 2004. On February 18, 2005, the Court granted a 45 day extension on Plaintiff’s second motion for summary judgment, which was scheduled for March 3, 2005. Mediation is scheduled for April 21, 2005. The outcome of this litigation and its potential financial impacts cannot be determined at this time.

(d)	Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

On October 3, 2003, in the Hillsborough County State Court, Division H, Plaintiffs filed a complaint against Urecoats Industries Inc. and Michael T. Adams, John G. Barbar, and a former officer of the Company, individually, alleging common law fraud and rescission in connection with their purchase of common stock in the Company. Plaintiff Hyer purchased $100,000 worth of common stock in June 2003 and Plaintiff Sun Coatings purchased $250,000 worth of common stock in July 2003. Plaintiffs allege that the Company and certain present and former officers failed to disclose the current financial condition of the Company and its subsidiaries (notwithstanding that the Plaintiffs signed subscription agreements admitting that they were provided all relevant and requested financial information). The Defendants’ motion to dismiss was denied by Order dated January 20, 2004. The Defendants answered the complaint on February 13, 2004 and asserted, among others, the affirmative defense that Plaintiffs’ claims are barred by their signed subscription agreements. Discovery has not yet commenced and no trial date is set. The outcome of this litigation cannot be determined at this time.

(e) Various Lawsuits and Claims Arising in the Ordinary Course of Business

The Company is involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12.	Income Taxes.

At December 31, 2004, the Company has taxable net operating loss carry-forwards of approximately $60,859,348 to be utilized to offset taxable income arising from the next 3 to 20 years. The Company files a consolidated income tax return and cumulative timing difference between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

Cumulative Benefit of Net Operating Loss Carry-Forwards	$61,223,228
Issuance of Stock for Officers and Directors Compensation	(264,318)
Tax Depreciation versus Book Depreciation	(100,000)
$60,858,910
Total Deferred Tax Asset	$20,692,029
Less Valuation Allowance	(20,692,029)

Net Deferred Tax Asset	$-0-

It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

Note 13.	Securities Transactions.

(a)
During 2004, 405,786 shares of restricted common stock issued pursuant to the Director Plan, vested and were released to current and former directors. These transactions were valued and recorded at $254,144. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (b).

(b)
During 2004, 96,000 shares of restricted common stock were automatically granted and issued to current and former non-employee directors pursuant to the Director Plan upon their election at the shareholders meeting held on June 22, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as outstanding and as such no value was ascribed for them at the time of grant. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (c).

(c)
During 2004, 8,767 shares of restricted common stock were automatically granted and issued to a new director pursuant to the Director Plan upon appointment to the Board of Directors on November 12, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as outstanding and as such no value was ascribed for them at the time of grant. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (d).

(d)
During 2004, the Company paid approximately $776,983 in dividends through the issuance of 2,877,714 shares of restricted common stock to the former holders of the Series B and C Convertible Preferred Stock. The amount of dividends was accrued prior to the automatic conversion of the Series B and C Convertible Preferred Stock on September 30, 2003 and January 1, 2004, respectively. The price per share used to determine the number of shares of restricted common stock to issue to each former holder was calculated based on the closing price of the Company’s common stock as traded on the American Stock Exchange on December 30, 2004 or $.27 per share. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Items (e)(i), (e)(ii) and (e)(iii).

(e)
During 2004, the Company issued 19,000 shares of restricted common stock to a former officer and the CEO, as other compensation pursuant to employment agreements. These transactions were valued and recorded at $7,234. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (f).

(f)
During 2004, the Company issued 6,000 shares of restricted common stock to a former officer, as severance compensation pursuant to termination of an employment agreement. This transaction was valued and recorded at $2,940. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (g).

(g)
During 2004, pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on the mandatory conversion date, previously valued and recorded in prior years at $13,462,900, were converted into 12,375,024 shares of restricted common stock. See also Note 10 - Related Party Transactions, Section (ii) and Section (iv), Items (h)(i) and (h)(ii).

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(h)
During 2004, the Company issued 50,000 shares of restricted common stock pursuant to a partial exercise of a Non-Plan restricted stock option in exchange for marketing services. This transaction was valued and recorded at $35,000.

(i)
During 2004, the Company issued 150,000 shares of common stock pursuant to the exercise of Plan options in exchange for contracting services and cancellation of legal fees. These transactions were valued and recorded at $40,500.

(j)
During 2004, the Company made certain administrative and confidential legal settlement adjustments returning 327,530 shares of common stock, net, to unissued status. These transactions were valued and recorded at $(131,861), net.

Note 14.	Compensation and Incentive Stock Plans.

The Compensation Committee of the Board of Directors administers the Company's Compensation and Incentive Stock Plans, each of which is briefly described below:

Director Compensation Plan

The Company has a non-employee director incentive plan which provides for the issuance of restricted common stock to non-employee directors for Board service fees and cash to eligible non-employee directors as retention fees. The Board of Directors amended the 2002 Non-Employee Director Restricted Stock Plan to include, in addition to automatic grants of restricted common stock, a retention fee, payable on a quarterly basis, of $10,000 per year, for non-employee directors who serve on the Board for more than three consecutive years, and change the name of the plan to the “Director Compensation Plan” for increased transparency (the “Director Plan”). Under the Director Plan, up to 1,600,000 shares of restricted common stock may be issued through periodic automatic grants of restricted stock to non-employee directors only. The Director Plan provides, each non-employee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period).  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on May 28, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognizes his personal cost for substantially funding us and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant vests at the end of each year at the rate of 25% per year.

The Company granted and issued 1,276,000, 96,000, and 104,767, vested and released 405,786, 400,000, and -0-, canceled 18,214, 12,000, and -0-, shares of restricted stock under the Director Plan in 2004, 2003 and 2002, respectively. No retention fees were paid during 2004. The Company does not consider the shares of restricted common stock granted and issued as outstanding at the time of grant due to vesting provisions in the Director Plan. The shares of restricted common stock when granted are issued by the Company with a second restriction and held in the custody of the Company until such time that they are earned and vested. At December 31, 2004 there were 652,767 shares of restricted common stock granted and issued (unearned and unvested) and 141,447 eligible for grant under the Director Plan. Compensation expense recognized under the Director Plan was $254,144 in 2004, $174,000 in 2003 and $-0- in 2002.

2002 Executive Incentive Plan

The Board of Directors approved the 2002 Executive Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002.  No Incentive Awards, Performance Awards, Restricted Stock, Stock Appreciation Rights, Stock Options, or Stock Payments were earned under this plan as of December 31, 2004. The Compensation Committee canceled this plan, effective December 31, 2004.

2002 Management Incentive Plan

The Board of Directors approved the 2002 Management Incentive Plan, effective January 1, 2002, which was ratified and approved by the shareholders on May 28, 2002.  No Bonus Awards were earned under this plan as of December 31, 2004. The Compensation Committee canceled this plan, effective December 31, 2004.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Executive Employment Agreement

The Company entered into an executive employment agreement with its CEO for a period beginning on January 1, 2002 (the “effective date”) and ending December 31, 2005 (the “employment period”). Under this agreement, the Company agreed to the following compensation: (i) annual base salary of $90,000, subject to annual review; (ii) an aggregate of 64,000 shares of restricted common stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 26,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 6,500 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 34,000 shares of restricted common stock during the term of the agreement at a maximum of 8,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites. See also Note 19 - Subsequent Events, Section (c), Item (ii).

Key Employee Stock Option Plan

This plan was originally established as the 2000 Stock Purchase and Option Plan, which was approved by the shareholders of the Company on June 20, 2000. The Board of Directors amended the 2000 Stock Purchase and Option Plan, effective December 31, 2004, to change its name to the Key Employee Stock Option Plan, combine its terms and conditions with the 2002 Stock Option Plan (which was approved by the shareholders on May 28, 2002), and eliminate consultants and directors as Eligible Persons (the “Key Employee Plan”), for administrative convenience. Under the Key Employee Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The Key Employee Plan provides for the grant of an aggregate of 825,000 options, which are exercisable for common stock. There were 406,450 options exercised, 115,321 options outstanding and 303,229 options available for grant under the Key Employee Plan as of December 31, 2004.

1998 Employee and Consultant Stock Option Plan

On January 26, 1998, the Company adopted the "1998 Employee and Consultant Stock Option Plan" (the "1998 Plan"). Under the 1998 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1998 Plan provides for the grant of an aggregate of 300,000 options, which are exercisable for common stock. There were 300,000 options exercised and -0- options available for grant under the 1998 Plan as of December 31, 2004.

1999 Consultant and Employee Stock Purchase and Option Plan

The 1999 Consultant and Employee Stock Purchase and Option Plan was approved by shareholders on February 8, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for the grant of an aggregate of 800,000 options, which are exercisable for common stock.  There were 800,000 options exercised and -0- options available for grant under the 1999 Plan as of December 31, 2004.

Non-Plan Restricted Stock Options

The Company grants restricted options from time to time for special circumstances ("Non-Plan options").  The Company did not grant any Non-Plan Options during 2004.  There were 50,000 Non-Plan Options exercised, 55,264 canceled/expired, and 70,000 outstanding as of December 31, 2004.

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Stock Option Activity Table

Stock option activity under the Company’s 1998 Plan, 1999 Plan, Key Employee Stock Option Plan, and Non-Plan Options as of the years ended December 31, is summarized below:

	2004		2003		2002*
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	372,274	$2.63	739,450	$3.21	492,050	$3.90
Granted	150,000.27		188,159.84		493,800	2.55
Exercised	(200,00)	.38	(315,000)	3.83	(100,000)	1.00
Canceled	(10,000)	3.00	(140,335)	2.99	(133,500)	1.78
Expired	(126,953)	2.38	(100,000)	1.78	(12,900)	10.01

Outstanding-End of Year	185,321	3.23	372,274	2.63	739,450	3.21

Exercisable-End of Year	122,821	$4.22	239,024	$3.33	516,783	$3.66

*The figures under this section have been adjusted for the 1-for-10 share consolidation approved by the shareholders in 2002.

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/04	Weighted Average Exercise Price

$ .70 - $ 2.99	51,333	1.9	$.73	1,333	$1.90
$3.00 - $ 4.29	98,988	1.7	$3.00	92,488	$3.00
$4.30 - $ 5.89	15,000	1.7	$4.30	9,000	$4.30
$5.90 - $10.00	20,000	1.0	$10.00	20,000	$10.00
$ .70 - $10.00	185,321	1.66	$3.23	122,821	$4.22

Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements (See Note 14) and board of director fees pursuant to the Director Compensation Plan (See Note 14). No compensation expense was recorded for any non-plan restricted stock options ("Non-Plan Options").  Had compensation expense for the Company's stock options under the stock-based incentive compensation plans described above (excluding Non-Plan Options) been recognized based upon the fair value for awards granted, the Company's net (loss) would have been increased to the following pro forma amounts:

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2004	2003	2002

Net (Loss), as Reported	$(5,646,396)	$(11,273,084)	$(10,843,735)
Stock-Based Compensation Expense Determined Under Fair Value Based Method, Net of Tax (a)	-0-	-0-	-0-

Pro Forma Net (Loss)	$(5,646,396)	$(11,273,084)	$(10,843,735)

(Loss) Per Share:
As Reported Basic and Dilutive	$(0.195)	$(0.739)	$(0.796)

(a)  As a result of the Company's highly volatile common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value of these options to be indeterminable.  Accordingly, for the years ended December 31, 2004, 2003, and 2002, the value of the options is deemed to be -0-.

Note 15.	Stockholders' Equity.

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

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, par value $1.00, and authorized 500,000 shares for issuance. The stated value per each share of Series B Convertible Preferred Stock was $5.00 per share.  The certificate of designation of preferences of the Series B Convertible Preferred Stock had a mandatory conversion date of September 30, 2003. On September 30, 2003, the Company converted the Series B Convertible Preferred Stock, all of which was owned by the Chairman of the Board, into 750,000 shares of restricted common stock (the conversion rate was 1.5 shares of restricted common stock for each share of Series B Convertible Preferred Stock). The former registered holder of the Series B Preferred Stock was entitled to receive cumulative dividends initially at the rate of 4% per annum of the stated value per each share of Series B Convertible Preferred Stock, which per annum rate increased to 9% in 2002. Such dividend accrued on each share of Series B Convertible Preferred Stock from the date of issuance of such shares (with appropriate pro-ration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared, until the mandatory conversion date. The dividends of $213,497 accrued as of September 30, 2003, were paid through the issuance of 790,731 shares of restricted common stock in 2004. See Note 10 - Related Party Transactions, Section (ii) and Section (iv), Item (e)(i).

Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, par value $1.00, and authorized 750,000 shares for issuance. The stated value per each share of Series C Convertible Preferred Stock was $20.00 per share. The certificate of designation of preferences of the Series C Convertible Preferred Stock has a mandatory conversion date of January 1, 2004. On January 1, 2004, the Company converted all 673,145 shares of the Series C Convertible Preferred Stock outstanding, into 12,375,024 shares of restricted common stock (the conversion rate was determined at the time of purchase pursuant to a discount formula related to the amount of investment by each investor. The discount formula was based upon two variables: (1) the total amount of the subscription on the date of purchase; and (2) the average of the closing bid prices per share for the common stock during the 30 trading days immediately preceding (and including) the date of subscription.  Once determined, the price per share (of common stock into which each share of the Series C Convertible Preferred Stock is convertible) is divided into the amount paid per share for the Series C Convertible Preferred Stock in order to determine the number of shares of common stock issuable upon conversion of each share of Series C Convertible Preferred Stock. The former registered holders of the Series C Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series C Convertible Preferred Stock.  Such dividend accrued on each share of Series C Convertible Preferred Stock from the date of issuance of such share (with appropriate pro-ration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared, until the mandatory conversion date. The dividends of $776,983 accrued as of January 1, 2004, were paid through the issuance of shares of restricted common stock in 2004. See Note 10 - Related Party Transactions, Section (ii) and Section (iv), Items (d), (e)(ii) and (e)(iii).

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.	Concentration of Credit Risk.

The Company's cash balances in financial institutions at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

New Credit Risk policies and procedures have been put in place during the first quarter of 2005, which will minimize the Company’s risk in regards to uncollectible accounts in the future. Customers will be rated and then granted certain limits based on their credit worthiness by an outside agency. If the customer fails to pay within certain guidelines established up front by the agency, the Company will be able to collect on these debts after paying an agreed upon percentage and premium throughout the year. As sales increase, so does the premium for protection of our accounts. This process should greatly protect the Company against all material uncollectibles going into the future.

Note 17.	Securities Capitalization.

The following table provides information relating to the Company's common and preferred stock capitalization as of December 31, 2004:
			Preferred
Shares	Common		Series A	Series B	Series C	Total of Series A, B and C
Authorized	60,000,000		750,000	500,000	750,000	2,000,000
Issued and Outstanding	32,014,369		62,500	-0-	-0-	62,500
Reserved	1,301,014	*	-0-	-0-	-0-	-0-
Available	26,684,617		-0-	-0-	62,105	62,105

*Reserves allocated as follows:

(a) Director Compensation Plan	794,214	See also Note 14.
(b) Key Employee Stock Option Plan	418,550	See also Note 14.
(c) Executive Employment Agreement	16,000	See also Note 14.
(d) Non-Plan Restricted Stock Options	70,000	See also Note 14.
(e) Series A Convertible Preferred Stock	2,250	See also Note 15.
	1,301,014

Note 18.	Selected Quarterly Financial Data (Unaudited)

	2004 Quarters Ended,
	March 31	June 30	September 30	December 31
Revenue
Coatings, Sealants and Other Products	$460,897	$586,629	$521,852	$994,785

Total Revenue	$460,897	$586,629	$521,852	$994,785
Gross Profit	$110,375	$138,239	$113,380	$210,818
(Loss) from Continuing Operations	$(605,610)	$(986,250)	$(494,677)	$(437,094)
Income (Loss) from Discontinued Operations	$(1,084,929)	$(569,251)	$(1,745,463)	$276,878
Net (Loss)	$(1,690,539)	$(1,555,501)	$(2,240,140)	$(160,216)
(Loss) Per Common Share - Basic and Diluted - Continuing Operations	$(0.022)	$(0.034)	$(0.017)	$(0.015)
(Loss) Per Common Share - Basic and Diluted - Discontinued Operations	$(0.039)	$(0.020)	$(0.060)	$0.010
(Loss) Per Common Share - Basic and Diluted - Total	$(0.061)	$(0.054)	$(0.077)	$(0.005)

Index
Index to Consolidated Financial Statements

IFT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2003 Quarters Ended,
	March 31	June 30	September 30	December 31
Revenue
Coatings, Sealants and Other Products	$708,867	$602,235	$603,888	$490,549

Total Revenue	$708,867	$602,235	$603,888	$490,549
Gross Profit	$146,814	$188,151	$139,661	$126,796
(Loss) from Continuing Operations	$(972,512)	$(1,710,162)	$(719,759)	$(1,403,152)
(Loss) from Discontinued Operations	$(1,124,155)	$(1,975,681)	$(1,024,653)	$(2,343,010)
Net (Loss)	$(2,096,667)	$(3,685,843)	$(1,744,412)	$(3,746,162)
(Loss) Per Common Share - Basic and Diluted - Continuing Operations	$(0.069)	$(0.110)	$(0.043)	$(0.085)
(Loss) Per Common Share - Basic and Diluted - Discontinued Operations	$(0.079)	$(0.128)	$(0.062)	$(0.143)
(Loss) Per Common Share - Basic and Diluted - Total	$(0.148)	$(0.238)	$(0.105)	$(0.228)

Note 19.	Subsequent Events.

(a)	Cancellation of Indebtedness

On January 4, 2005, the Company issued 18,181,818 shares of restricted common stock to Richard J. Kurtz, Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness of the Company represented by term loans bearing interest at 9% per annum, which were advanced to the Company and its subsidiaries during the period commencing with the fourth quarter of 2003 to date. The price per share used to determine the number of shares of restricted common stock that Mr. Kurtz was entitled to for this transaction was 110% of the closing price of the Company’s common stock as traded on the American Stock Exchange on January 4, 2005 or $ .33 per share.

(b)	Acquisition of LaPolla Industries, Inc.

On January 25, 2005, IFT Corporation (the “Company”) entered into a Stock Purchase Agreement (“Agreement”) with LaPolla Industries, Inc., an Arizona corporation (“LaPolla”) and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003 (“Shareholder”), wherein the Company agreed to pay $2 Million in cash and issue thirty four (34) shares of its restricted common stock in exchange for all of the issued and outstanding shares of capital stock of LaPolla (the “Transaction”) with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. LaPolla, formerly a privately-held company, is located in Tempe, Arizona. LaPolla has 10 employees. The basic assets of LaPolla include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers and vendors, office equipment, accounts receivable, and goodwill. The Chairman of the Board and majority shareholder, Richard J. Kurtz, advanced $2 Million in cash to finance the transaction for the Company. The $2 Million advance was made in the form of a demand loan bearing interest at 9% per annum payable by the Company to Mr. Kurtz.

(c)	Long Term Employment Agreements

(i)
On January 28, 2005 (the “Effective Date”), Douglas J. Kramer joined the Company as its new President and Chief Operating Officer pursuant to an Executive Employment Agreement (“Agreement”). Under the terms and conditions of the Agreement, Mr. Kramer agreed to work exclusively for the Company for a period beginning on the effective date of this Agreement and ending on January 31, 2007, unless sooner terminated in accordance with the Agreement. The Agreement shall be extended automatically for an additional two (2) year period unless the parties notify each other that such extension shall not take place. In the event of any extension of this Agreement, the terms of his Agreement shall be deemed to continue in effect for the term of such extension. His compensation is comprised of a $50,000 signing bonus, an annual base salary of $300,000, which base salary will automatically increase to $350,000 when he causes certain goals to be met (e.g. revenue and margin), and up to 2 Million shares of restricted common stock, subject to certain Sales Goal Thresholds as set forth in the Agreement being met.

Index
Index to Consolidated Financial Statements

(ii)
On February 1, 2005 (the “Effective date”), the Company entered into a new Executive Employment Agreement with its CEO, Michael T. Adams (“Agreement”). Under the terms and conditions of the Agreement, Mr. Adams agreed to work exclusively for the Company for a period of four years beginning on the Effective Date of the Agreement and ending on January 31, 2009, unless sooner terminated in accordance with the Agreement. His compensation is comprised of an annual base salary of $108,750 and up to 1 Million shares of restricted common stock, subject to certain Sales Goal Thresholds as set forth in the Agreement being met by the Company.

(iii)
On February 25, 2005 (the “Effective Date”), Charles R. Weeks joined the Company as its new Chief Financial Officer and Corporate Treasurer pursuant to an Employment Agreement (“Agreement”). Under the terms and conditions of the Agreement, Mr. Weeks agreed to work exclusively for the Company for a period beginning on the Effective Date of his Agreement and ending on February 24, 2007, unless sooner terminated in accordance with the Agreement. His compensation is comprised of an annual base salary of $125,000 and 5,000 incentive stock options per year, subject to meeting certain corporate and individual goals and objectives.