Form 10-K/A
period 2004-12-31
IFT CORP
filed 2005-05-02
CIK 875296

UNITED STATES
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index

IFT CORPORATION
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

Index

ITEMS AMENDED HEREBY

As used in this amended report, "IFT" and the "Company" or "Us" or "We" refer to IFT Corporation and its subsidiaries, unless the context otherwise requires. We are furnishing information for Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14, of Form 10-K previously omitted pursuant to Rule 12b-23 of the Securities Exchange Act of 1934, as amended. Our Annual Meeting of Stockholders originally scheduled to be held on May 24, 2005 has been rescheduled to be held on June 29, 2005.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance on an aggregated basis as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	115,321 (1)	$ 3.16	1,097,443 (2)
Equity Compensation Plans Not Approved by Security Holders	70,000 (3)	$ 3.36	16,000 (4)
Total	185,321	$ 3.23	1,113,443
_______________
(1)	The equity compensation plans include:
(i)
Key Employee Stock Option Plan. This plan was originally established as the 2000 Stock Purchase and Option Plan, which was approved by stockholders on June 20, 2000. The Board of Directors amended the 2000 Stock Purchase and Option Plan, effective December 31, 2004, changing its name to the Key Employee Stock Option Plan (“Key Employee Plan”), combining its terms and conditions with the 2002 Stock Option Plan (which was approved by stockholders on May 28, 2002), and eliminated consultants and directors from eligibility under the Key Employee Plan, for administrative convenience. Under the Key Employee Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The Key Employee Plan provides for the grant of an aggregate of 825,000 options, which are exercisable for common stock. There were 406,450 options exercised, 115,321 options outstanding and 303,229 options available for grant under the Key Employee Plan as of December 31, 2004.

(2)	The equity compensation plans include:
(i) Key Employee Stock Option Plan. See Footnote (1)(i) above.
(ii)
Director Compensation Plan. This plan was originally named the 2002 Non-Employee Director Restricted Stock Plan, which was approved by stockholders on May 28, 2002. The Board of Directors amended the 2002 Non-Employee Director Restricted Stock Plan, effective December 31, 2004, to among other things, change its name to the Director Compensation Plan (“Director Plan”). There were 652,767 shares of restricted common stock granted and issued (but not outstanding) and 141,447 shares remaining eligible for grant under the Director Plan as of December 31, 2004. Refer to Director Compensation below for the material features of the Director Plan.

(3)	The equity compensation plans include:
(i)
Non-Plan Options. The Company grants restricted options from time to time for special circumstances ("Non-Plan Options").  The Company did not grant any Non-Plan Options during 2004.  There were 50,000 Non-Plan Options exercised, 55,264 canceled/expired, and 70,000 outstanding as of December 31, 2004.

(4)	The equity compensation plan includes:
(i)
Long Term Employment Agreement. This amount includes the shares of restricted common stock remaining under a prior long term employment agreement between us and our CEO, entered into on January 1, 2002, which automatically vests in increments of 4,000 shares at the end of each calendar quarter and ending at the end of the 2005 year. See also Item 13 - Certain Relationships and Related Transactions, Paragraph 11.

Index

PART III

Item 10.  Directors and Executive Officers

Directors

Set forth below is the name and age of each nominee and each director of IFT whose term of office continues after the meeting, the principal occupation of each during the past five years, and the year each began serving as a director of IFT:

Richard J. Kurtz	64	Director since November 23, 1998

Chairman of the Board since February 8, 1999

Mr. Richard J. Kurtz has been president and chief executive officer of the Kamson Corporation, a privately held corporation, for the past 27 years. The Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates eighty one (81) investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Mr. Kurtz is also a member of the Board of Directors of Paligent, Inc., a publicly traded company on the NASD O-T-C bulletin board. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz resides in Alpine, New Jersey and is currently Vice President and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also proud to be an elected member of the Board of Trustees and the Foundation Board for the Englewood Hospital and Medical Center of New Jersey as well as a member of the Board of Governors for the Jewish Home and Rehabilitation Center.

Lt. Gen. Arthur J. Gregg US Army (Ret.)	76	Director since February 21, 2000

Lt. Gen. Arthur J. Gregg, US Army (Ret.) has more than fifty-five years of distinguished professional experience, having held senior level management and command positions in the military and several executive positions in industry. During his career, through ongoing education and the nature of the positions he has held, General Gregg has developed a broad, keen and in-depth knowledge of business operations and management. His record of performance repeatedly demonstrates the ability to lead organizations to success including new businesses and turn around situations. Also, as a result of his extensive military and executive experience, he has considerable contacts and respect within federal government agencies and private industry. General Gregg continues an active schedule as a member of several corporate and academic boards. He chairs three of these boards. His education includes Harvard University, John F. Kennedy School of Government Concentrated Executive Program in National Security; Saint Benedict College Atchison, Kansas, Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania, One-year graduate level college; Command and General Staff College, Fort Leavenworth, Kansas, One-year graduate level college.

Gilbert M. Cohen	73	Director since November 12, 2004

Mr. Gilbert M. Cohen was the co-founder, chief financial officer, and treasurer of The Kamson Corporation from 1969 to 2001. From 1960 to 1969, he was the treasurer of the Bruck Group, Four Companies - Subsidiaries of American Hospital Supply Corporation, a former New York Stock Exchange listed corporation. Mr. Cohen retired in 2001 and, on a voluntary basis, is a baseball coach for the Cavallini School in Upper Saddle River for the public school system. His professional memberships include the American Institute of CPAs and New York State Society of CPAs. Mr. Cohen received his B.A. in 1953 and B.S. in 1956 from Brooklyn College.

Michael T. Adams	39	Director since December 20, 2004

Mr. Michael T. Adams is the Chief Executive Officer of IFT since January 28, 2005. He was the President from August 1, 2003 and Executive Vice President and Corporate Secretary from March 1, 1999. Prior thereto, Mr. Adams held various officer capacities in IFT’s subsidiaries and was instrumental in the restructuring and establishment of operations in January 1997. He earned his Bachelor of Science degree in Business Administration in 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor Degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

Mr. Cohen is our “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC serving on the Audit Committee, which is composed entirely of independent outside directors.

Index

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our common stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our officers and directors based on the information provided by them. Based solely on review of the copies of such forms and representations from certain of the reporting persons that no other reports were required, we believe that, during the 2004 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met.

Code of Business Conduct and Ethics

We adopted a Code of Business Ethics and Conduct applicable to all officers, directors and employees as defined by applicable rules of the SEC and the AMEX. This Code of Business Ethics and Conduct is publicly available on our website at www.iftcorporation.com/pdf/codeofethics.pdf. If we make any amendments to this Code of Business Ethics and Conduct other than technical, administrative, or other non-substantive amendments, or grant any waivers from a provision of the code to any of our executive officers, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our IFT website

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides information about the compensation for our last three calendar years of our Chief Executive Officer, plus our most highly compensated other executive officers as of the end of the 2004 calendar year. This group is referred to in this amended report as the Named Executive Officers.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)
Michael T. Adams	2004	90,000	—	17,471	—	6,500	—
Chief Executive Officer	2003	93,375	—	22,213	—	6,500	—
	2002	105,000	—	42,457	—	6,500	—

Dennis A. Dolnick	2004	79,166	—	15,078	—	—	—
Former CFO and Treasurer	2003	—	—	—	—	—	—
(Resigned 2/28/05)	2002	—	—	—	—	—	—

John G. Barbar	2004	59,711	—	18,864	—	—	—
Former CFO, SVP and Treasurer	2003	113,625	—	24,616	—	5,000	—
(Terminated 3/31/04)	2002	135,000	—	51,544	—	5,000	—
__________________
(1)
For 2004, the amounts disclosed in this column consist of: (a) an aggregate of 25,000 shares of restricted common stock issued and valued in the aggregate at $10,174 to current and former executive officers, as other compensation, pursuant to written employment agreements, of which Mr. Adams and Mr. Barbar received 16,000 and 9,000 shares, respectively, valued at $5,764 and $4,410, respectively; and (b) an aggregate of $41,239 perquisites, of which Mr. Adams, Mr. Dolnick and Mr. Barbar received car allowances for $7,800, $5,700, and $1,950, respectively, and health/dental insurance for $3,907, $9,378, and $12,504, respectively.

(2)
These amounts consist of vested incentive stock options. At the beginning of 2002, we granted incentive stock options to current and former executive officers (Mr. Adams - 26,000 options and Mr. Barbar - 20,000), under our Key Employee Stock Option Plan (f/k/a 2002 Stock Option Plan), covering a four year period pursuant to their written employment agreements, which vested upon the occurrence of certain events, of which an aggregate of 19,500 and 10,000 options have vested for Mr. Adams and Mr. Barbar, respectively. A total of 10,000 options were canceled upon the termination of Mr. Barbar, and 6,500 options remain unvested for Mr. Adams at the end of 2004.

(3)
As of December 31, 2004, Mr. Adams held 146,983 shares of restricted common stock, respectively, valued at $39,685; and Mr. Barbar, as of the date of his termination on March 31, 2004 held 112,347 shares of restricted common stock, valued at $30,334.

Index

Stock Options, Option Grants, Exercises and Holdings

The following tables show the number of stock options granted and shares covered by both exercisable and non-exercisable stock options for our current and former Named Executive Officers as of December 31, 2004. There were no stock option exercises or any “in-the-money” stock option values to report for any Named Executive Officers in fiscal 2004.

Option Grants in Last Fiscal Year

The following tables summarize the stock option activity for the Named Executive Officers during 2004.

Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees In Fiscal 2004	Exercise or Base Price Per Share	Expiration Date

Dennis A. Dolnick (Resigned 2/14/05)	3,180	2%	$.95	3/16/2007

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at 12/31/04 (#)		Value of Unexercised In-the-Money Options at 12/31/04 ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael T. Adams	—	—	19,500	6,500	—	—
Dennis A. Dolnick (Resigned 2/14/05)	—	—	3,180	—	—	—
John G. Barbar (Terminated 3/31/04)	—	—	10,000	—	—	—

Director Compensation

Each director who is not an employee is reimbursed for actual expenses incurred in attending our Board meetings. We have a non-employee director incentive plan which provides for the issuance of restricted common stock to non-employee directors for Board service fees and cash to eligible non-employee directors as retention fees. The Board of Directors amended the 2002 Non-Employee Director Restricted Stock Plan to include, in addition to automatic grants of restricted common stock, a retention fee, payable on a quarterly basis, of $10,000 per year, for non-employee directors who serve on the Board for more than three consecutive years. We also changed the name of the plan to the “Director Compensation Plan” for increased transparency (the “Director Plan”). Under the Director Plan, up to 1,600,000 shares of restricted common stock may be issued through periodic automatic grants of restricted stock to non-employee directors only.

The Director Plan provides, each non-employee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of shares of our restricted common stock equal to: 48,000 shares for the Chairman of the Board, who is also a non-employee director; and 12,000 shares for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period), which restricted shares are subject to restrictions on transferability as well as a vesting schedule. In the event a recipient of a restricted stock award ceases to be a director for any reason other than death or total disability, any restricted shares of common stock which are then unvested are subject to forfeiture back to us. Once vested, the shares are no longer restricted from transferability pursuant to the terms of the Director Plan and are no longer subject to forfeiture by us upon termination of director status.

The Director Plan is intended to be a nondiscretionary plan for purposes of rules and interpretations of the SEC relating to Section 16 of the Exchange Act.  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on May 28, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognized his personal cost for substantially funding our Company and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant vests at the end of each year at the rate of 25% per year. We granted and issued 1,276,000, 96,000, and 104,767 shares, vested and released 405,786, 400,000, and -0- shares and canceled 18,214, 12,000, and -0- shares of restricted stock under the Director Plan in 2004, 2003 and 2002, respectively. No retention fees were paid during 2004. We do not consider the shares of restricted common stock granted and issued under the Director Plan as outstanding at the time of grant due to vesting provisions in the Director Plan. The shares of restricted common stock when granted are issued by us with a second restriction and held in our custody until such time that they are earned and vested. At December 31, 2004 there were 652,767 shares of restricted common stock granted and issued (but not treated as outstanding) and 141,447 shares eligible for grant under the Director Plan.

Index

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In 2002, we entered into long-term employment contracts with our current CEO (Mr. Adams) (in his capacity at the time as Executive Vice President) and a former CFO (Mr. Barbar). Mr. Adams’ agreement was superseded with a new Long Term Agreement in 2005 (See Subsequent Events below), while Mr. Barbar’s agreement was terminated on March 31, 2004. In 2004, we entered into an employment agreement with another former CFO (Mr. Dolnick), which was terminated when he resigned on February 14, 2005 (See Other Employment Agreement below).

Long Term Employment Contracts

We agreed to employ under written employment agreements Mr. Adams and Mr. Barbar for a period beginning on January 1, 2002 (the “effective date”) and ending December 31, 2005 (the “employment period”). These contracts followed the same basic structure.

(a) For Mr. Adams, we had agreed to the following compensation: (i) annual base salary originally of $105,000, subject to annual review; (ii) an aggregate of 64,000 shares of restricted Common Stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 26,000 shares, at an exercise price equal to 100% of the fair market value of our Common Stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 6,500 per year and after the end of each calendar year according to an Excess Revenue formula; (iv) eligibility to earn performance awards for a minimum aggregate of 34,000 shares of restricted Common Stock during the term of his agreement at a maximum of 8,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites. Mr. Adams reduced his salary to $90,000 for the 2004 year as part of a strategic organizational initiative. We did not establish any criteria for performance awards and no bonuses were paid to any executive officers during 2004. Mr. Adams did meet the Excess Revenue formula criteria to vest 6,500 stock options and received 16,000 shares of restricted common stock as other compensation during 2004. See Item 13 - Certain Relationships and Related Transactions, Paragraphs 5 and 11, and Subsequent Events below.

(b) For Mr. Barbar, the agreement provided for the following compensation: (i) annual base salary of $135,000, subject to annual review; (ii) an aggregate of 51,616 shares of restricted Common Stock as other compensation, subject to vesting in 3,000 share increments on a quarterly basis commencing on the effective date, except the first quarter commencing as of the effective date 6,616 shares will vest at the end thereof; (iii) incentive stock options to purchase 20,000 shares, at an exercise price equal to 100% of the fair market value of our Common Stock as of the date of grant, and, subject to vesting, exercisable anytime within five (5) years of the date of grant, vesting up to a maximum of 5,000 per year and after the end of each calendar year according to an Excess Revenue formula; (iv) eligibility to earn performance awards for a minimum aggregate of 30,000 shares of restricted Common Stock during the term of his agreement at a maximum of 7,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites. Mr. Barbar’s salary was reduced to $90,000 during the time in which he was employed during 2004. See Item 13 - Certain Relationships and Related Transactions, Paragraphs 5 and 6 and Severance from Terminated Employment Contract below.

Termination of Employment Contracts

The above described employment agreements were terminable by us before expiration of the employment period for any reason, but subject to certain terms, conditions and remedies. As of the date of this amended report, the above described agreements have been superseded or terminated. The agreement with Mr. Barbar was considered a Compensated Termination, subject to the following:

Compensated Termination

If an officer resigns for cause or other than a change-in-control (except for a forced resignation), or is terminated by us without cause, in each case prior to the expiration of the employment period, the officer’s employment terminates on the date of termination and he is entitled to: (i) the unpaid portion of salary due up to the termination date; (ii) a severance cash payment equal to 6 months of the then current annual base salary; (iii) restricted shares of common stock equal to 6 months which other compensation will be deemed earned and vested, and any restrictions on such restricted shares except as required by applicable law will immediately lapse and such restricted shares will become nonforfeitable; (iv) stock options equal to the amount receivable within 6 months described in the agreements, will be deemed vested, and any restrictions on such stock options except as required by applicable law will immediately lapse and such stock options will be fully exercisable; (v) the product of any performance awards which the officer can show that he reasonably would have received had he remained in his capacity with us through the end of the calendar year in which occurs his date of termination; (vi) medical and dental benefits only to the officer for 6 months; and (vii) any other amounts or benefits which he is entitled to receive through the date of termination.

Index

Termination Due to Change-in-Control, Death or Permanent Disability

We did not terminate any employment agreements in 2004 due to a change-in-control, death or permanent disability of any executive officer and since the above mentioned employment agreements for Mr. Adams and Mr. Barbar have been superseded or terminated (for other reasons), no further discussion is warranted on this subject matter in this amended report.

Severance from Terminated Employment Contract

We terminated Mr. Barbar’s employment on March 31, 2004. Pursuant to the termination provisions under his agreement, Mr. Barbar was entitled to total cash severance pay equal to $55,081, which is comprised of 6 months of his then current base salary of $45,000, accrued vacation of $3,462, and medical and dental benefits of $6,619. He was also entitled to receive 6,000 shares of restricted common stock for the 6 month period following the date of his termination. Mr. Barbar did not meet the Excess Revenue formula calculation at the time of his termination to vest any more of his incentive stock options and thus, the number eligible for vesting in 2004 and any remaining stock options under his agreement were canceled.

Other Employment Agreement

We entered into an employment agreement with Mr. Dolnick, a former CFO, effective on March 16, 2004, which terminated upon his resignation on February 14, 2005. During the time Mr. Dolnick was employed with us, his annual base salary was $100,000. Mr. Dolnick was eligible to earn an annual bonus of 5,000 shares of restricted common stock based on meeting certain corporate and individual goals (performance awards) pursuant to the 2002 Executive Incentive Plan. We did not establish any criteria for performance awards and no bonuses were paid to any executive officers during 2004. Mr. Dolnick was granted 3,180 incentive stock options covering the period beginning from his date of employment to December 31, 2004, and 4,000 stock options annually thereafter, pursuant to and in accordance with one of our stock option plans. The stock options have an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, are exercisable at any time, in whole or in part, within 3 years of the date of grant. The stock options vest after the end of each calendar year subject to an Excess Revenue formula being met by Mr. Dolnick. Mr. Dolnick met the Excess Revenue formula calculation at the end of the 2004 year and 3,180 stock options vested accordingly. Any remaining stock options under Mr. Dolnick’s agreement were canceled upon his resignation.

Subsequent Events

We entered into new employment agreements with our CEO, President and COO and CFO and Treasurer in the first quarter of 2005. Refer to Item 13 - Certain Relationships and Related Transactions, paragraphs 10 (Mr. Kramer), 11 (Mr. Adams) and 12 (Mr. Weeks) for more detailed information.

Compensation Committee Interlocks and Insider Participation

There are no members of the Compensation Committee who were officers or employees of IFT or any of our subsidiaries during fiscal 2004, or were formerly officers of IFT, or had any relationship otherwise requiring disclosure hereunder.

REPORT OF THE COMPENSATION COMMITTEE

As members of the Compensation Committee, it is our duty, pursuant to our charter, to develop compensation strategies, policies and programs, evaluate performance of the CEO and other executive officers, administer the equity compensation plans, and prepare for management development and succession. The goals of our executive compensation program are to inspire executives to achieve our business objectives in this environment, to reward them for their achievement, to foster teamwork, and to attract and retain executive officers who contribute to our long-term success. We continually strive to strike an appropriate balance between levels of base compensation that are competitive, annual incentive compensation that varies in a consistent manner with the achievement of individual objectives and corporate financial performance objectives, and long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals.

During 2004, we reassessed our entire compensation program established in 2002 and made substantial changes to adapt to the rapidly changing environment in which we currently operate as follows:

1. The 2002 Non-Employee Director Restricted Stock Plan was amended to include a cash retention fee, which is in addition to the restricted common stock grants automatically granted and issued to newly elected (or reelected) or appointed (pro rata portion) members of the Board, specifically for directors that have served for more than three consecutive years on the Board. We also changed the name of the plan to the “Director Compensation Plan” since it covers more than just equity compensation in the plan.

Index

2. The 2002 Executive Incentive Plan was canceled due to the fact that it turned out to be too expansive for the Company’s present and anticipated future needs. No Incentive Awards, Performance Awards, Restricted Stock, Stock Appreciation Rights, Stock Options, or Stock Payments were earned under this plan.

3. The 2002 Management Incentive Plan was canceled due to the fact that it was too expensive to administrate as compared to the expected benefits to be derived from the plan. No Bonus Awards were earned under this plan.

4. The 1998 Employee and Consultant Stock Option Plan automatically terminated pursuant to its terms. All of the registered shares of common stock underlying the options granted under the plan were issued by virtue of all of the outstanding options being exercised by the option holders.

5. The 1999 Consultant and Employee and Stock Purchase and Option Plan automatically terminated pursuant to its terms. All of the registered shares of common stock underlying the options granted under the plan were issued by virtue of all of the outstanding options being exercised by the option holders.

6. The 2000 Stock Purchase and Option Plan was amended to change its name to the Key Employee Stock Option Plan, combine its terms and conditions with the 2002 Stock Option Plan, and eliminate consultants and directors as eligible persons, for administrative convenience. The clear purpose of the Key Employee Stock Option Plan is now featured in its title.

We used salary, restricted common stock, and stock option strategies to meet our compensation program goals in 2004 with our executive officers. Our CEO and a former CFO continued to be compensated under a portion of our former 2002 compensation program elements pursuant to their long term employment agreements, which provided for time based vesting of certain restricted common stock and vesting of stock options based on an excess revenue calculation. This restricted common stock vested and the stock options for our CEO vested. The stock options for a former CFO were canceled upon his termination in March 2004. Our other former CFO was compensated with a competitive salary, eligible to earn restricted common stock and granted stock options. The stock options granted to him in 2004 vested and the remaining restricted common stock and stock options under his agreement were forfeited or canceled as of the date of his resignation in February 2005.

We have revamped our overall compensation program for 2005 and the stock compensation elements for executive officers and key employees will be based solely on individual objectives and corporate financial objectives in furtherance of our objectives towards building value for our stockholders.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Mr. Gilbert M. Cohen

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2000 and ending December 31, 2004. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Index

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much of our common stock is owned as of March 22, 2005 by each person known to own 5% or more of our common stock, each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Beneficially Owned of Class (1)	Amount and Nature of Rights To Acquire Beneficial Ownership (2)	Total Amount Beneficially Owned Including Rights To Acquire Beneficial Ownership	Percent Beneficially Owned including Rights To Acquire Beneficial Ownership of Class (3)

Directors:
Richard J. Kurtz, Chairman of the Board	36,182,283	72.1%	—	36,182,283	72.1%
Duck Pond Road Alpine, New Jersey 07620

Lt. Gen. Arthur J. Gregg, US Army (Ret)	26,500	*	—	26,500	*
Gilbert M. Cohen	4,530	*	—	4,530	*
Michael T. Adams (4)	1,458,507	2.9%	23,500	1,482,007	2.9%

Other Named Executive Officers:
Dennis A. Dolnick (Resigned 2/14/05)(5)	—	*	3,180	3,180	*
John G. Barbar (Terminated 3/31/04)(5)	112,437	*	10,000	122,437	*

All directors and current, and former executive officers, listed above as a group (8)	37,784,257	75.2%	36,680	37,820,937	75.3%
_______________
*	Less than 1%
(1)	Based on 50,196,219 shares outstanding on March 22, 2005.
(2)
Represents common stock which the person has the right to acquire within 60 days after March 22, 2005. For current and former executive officers, these shares may be acquired by continued employment and upon the exercise of vested stock options. For Mr. Adams, 4,000 shares of restricted common stock will be issued at the end of the first quarter of 2005 as other compensation, while 19,500 shares may be acquired upon the exercise of vested stock options; and Mr. Dolnick and Mr. Barbar, 3,180 shares and 10,000 shares, respectively, may be acquired upon the exercise of vested stock options.

(3)	Based on 50,232,899 shares deemed outstanding as of March 22, 2005 (Includes those shares in the “Amount and Nature of Rights to Acquire Beneficial Ownership” column).
(4)	Mr. Adams is also our CEO.
(5)	Information provided up to the date of resignation.

Item 13.  Certain Relationships and Related Transactions

We continued to have a recurring need for financial and other support today as we did in prior years to continue our operations. As such is the case, we were required to accept support from our directors to ensure our business progressed.

  1.  During 2004, a total of 405,786 shares of restricted common stock were vested and earned by current and former directors pursuant to the Director Compensation Plan (“Director Plan”), of which:

   (a)  292,000 shares that were issued to our Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. We did not consider this portion of the shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares by us as of May 28, 2002. The value ascribed to these shares on May 28, 2004 was $197,100. There are 584,000 shares remaining issued but in our custody until they are earned and vested.

   (b)  96,000 shares that were automatically granted and issued to current and former directors on June 11, 2003 upon their election at the shareholders meeting held on June 22, 2004, vested. We did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares at the time they were granted. These transactions were valued and recorded at $54,720; and

Index

   (c)  17,786 shares of the 36,000 shares that were automatically granted and issued to three former directors upon their election at the shareholders meeting held on June 22, 2004, vested in their respective pro rata portions on the dates of their respective resignations, and the remaining 18,214 respective pro rata unvested portions of the shares were forfeited and canceled. We did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed for these shares at the time they were granted. These transactions were valued and recorded at approximately $2,324. Refer to paragraph 3 below.

  2.  During 2004, a total of 96,000 shares of restricted common stock were automatically granted and issued to current and former non-employee directors pursuant to the Director Plan upon their election at the shareholders meeting held on June 22, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as issued and outstanding and as such no value was ascribed for them at the time of grant. These shares remain in our custody until they are earned and vested. See also 1(c) above (a total of 17,786 shares vested and 18,214 shares were forfeited and canceled upon the resignation of three directors during 2004).

  3.  During 2004, a total of 8,767 shares of restricted common stock were automatically granted and issued to a new director pursuant to the Director Plan upon appointment to the Board of Directors on November 12, 2004, which shares generally vest at the next annual meeting of shareholders. Due to a vesting provision in the Director Plan, these shares were not treated as issued and outstanding and as such no value was ascribed for them at the time of grant. These shares remain in our custody until they are earned and vested.

  4.  During 2004, we paid approximately $776,983 in dividends through the issuance of 2,877,714 shares of restricted common stock to the former holders of the Series B and C Convertible Preferred Stock. The amount of dividends accrued prior to the automatic conversion of the Series B and C Convertible Preferred Stock on September 30, 2003 and January 1, 2004, respectively. The price per share used to determine the number of shares of restricted common stock to issue to each former holder was calculated based on the closing price of our common stock as traded on the American Stock Exchange on December 30, 2004 or $.27 per share:

   (a)  The Chairman of the Board was the former sole holder of the Series B Convertible Preferred Stock, and as such, had accrued dividends of approximately $213,497, which were satisfied with the issuance and delivery of 790,731 shares;

   (b)  The Chairman of the Board was a former holder of Series C Convertible Preferred Stock, and as such, had accrued dividends of approximately $260,961, which were satisfied with the issuance and delivery of 966,517 shares; and

   (c)  A company in which a former director owned a majority interest was a former holder of Series C Convertible Preferred Stock, and as such, had accrued dividends of approximately $128,931, which were satisfied with the issuance and delivery of 477,524 shares.

  5.  During 2004, we issued 19,000 shares of restricted common stock to a former CFO and the current CEO, as other compensation pursuant to employment agreements, of which 3,000 00 shares were issued to Mr. Barbar and 16,000 shares were issued to Mr. Adams. These transactions were valued and recorded at $7,234.

  6.  During 2004, the Company issued 6,000 shares of restricted common stock to a former CFO, as severance compensation pursuant to termination of an employment agreement. This transaction was valued and recorded at $2,940.

  7.  During 2004, pursuant to the Certificate of Designation of Preferences of Series C Convertible Preferred Stock, all 673,145 shares of the Series C Convertible Preferred Stock outstanding on the mandatory conversion date, previously valued and recorded in prior years at $13,462,900, were converted into 12,375,024 shares of restricted common stock; of which:

   (a)  10,684,800 shares were issued to the Chairman of the Board, pursuant to the mandatory conversion of 460,245 shares of Series C Convertible Preferred Stock purchased in 2002 and 2003 and previously valued and recorded at $9,204,900; and

   (b)  830,000 shares were issued to a corporation in which a former director owns a material interest, pursuant to the mandatory conversion of 100,000 shares of Series C Convertible Preferred Stock purchased in 2002 and previously valued and recorded at $2,000,000.

  8.  On January 4, 2005, we issued 18,181,818 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness represented by term loans bearing interest at 9% per annum, which were advanced to us and our subsidiaries during the period commencing with the fourth quarter of 2003 to date. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the AMEX on January 4, 2005 or $ ..33 per share.

Index

  9.  On January 25, 2005, we entered into a Stock Purchase Agreement with LaPolla Industries, Inc., an Arizona corporation and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein we agreed to pay $2 Million in cash and issue thirty four shares of our restricted common stock in exchange for all of the issued and outstanding shares of capital stock of LaPolla with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. LaPolla, formerly a privately-held company, is located in Tempe, Arizona. LaPolla has 10 employees. The basic assets of LaPolla include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers and vendors, office equipment, accounts receivable, and goodwill. Our Chairman of the Board and majority shareholder advanced $2 Million in cash to finance the transaction for us. The $2 Million advance was made in the form of a demand loan bearing interest at 9% per annum.

  10.  On January 28, 2005, Douglas J. Kramer joined us as President and Chief Operating Officer pursuant to an Executive Employment Agreement. Under the terms and conditions of the agreement, Mr. Kramer agreed to work exclusively for us for a period beginning on the effective date of this agreement and ending on January 31, 2007, unless sooner terminated or extended in accordance with the agreement. The agreement shall be extended automatically for an additional two (2) year period unless either of the parties notify each other that such extension shall not take place. In the event of any extension of this agreement, the terms of his agreement shall be deemed to continue in effect for the term of such extension. His compensation is comprised of a $50,000 signing bonus, an annual base salary of $300,000, which base salary will automatically increase to $350,000 and up to 2 Million shares of restricted common stock when our Company meets certain Sales Goal Thresholds and Gross Profit Margins as set forth in his agreement.

  11.  On February 1, 2005, we entered into a new Executive Employment Agreement with Michael T. Adams, our Chief Executive Officer. Under the terms and conditions of the agreement, Mr. Adams agreed to work exclusively for us for a period beginning on the effective date of this agreement and ending on January 31, 2009, unless sooner terminated in accordance with the agreement. His compensation is comprised of an annual base salary of $108,750 and up to 1 Million shares of restricted common stock when our Company meets certain Sales Goal Thresholds and Gross Profit Margins as set forth in the agreement. In addition, we agreed to the continuation of his prior agreement’s compensation as such related to the issuance of restricted common stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis and incentive stock options, subject to vesting up to a maximum of 6,500 options after the end of each calendar year according to an Excess Revenue formula, for the 2005 year. See also Item 11 - Executive Compensation, Long Term Employment Contracts.

  12.  On February 25, 2005, Charles R. Weeks joined us as our new Chief Financial Officer and Corporate Treasurer pursuant to an Employment Agreement. Under the terms and conditions of the agreement, Mr. Weeks agreed to work exclusively for us for a period beginning from the date of his employment and ending on February 24, 2007, unless sooner terminated in accordance with the agreement. His compensation is comprised of an annual base salary of $125,000 and 5,000 incentive stock options per year, subject to meeting certain corporate and individual goals and objectives.

Item 14.  Principal Accountant Fees and Services

Baum & Company, P.A., our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2004. The Audit Committee of the Board of Directors selects the independent registered public accounting firm.

Auditor Fees

During the years ended December 31, 2004 and 2003, we retained our independent registered public accounting firm, Baum & Company, P.A., to provide services in the following categories and amounts:

Fee Category	2004	2003
Audit Fees (1)	$45,500	$42,600
Audit-Related Fees (2)	853	7,190
Tax Fees	—	—
All Other Fees	—	—
Total	$46,353	$49,790
_________________
(1)
Represents the aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, and internal control evaluations.

(2)	Represents the aggregate fees billed to us for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 29, 2005	IFT CORPORATION

By:
Michael T. Adams
Chief Executive Officer

Date:	April 29, 2005	IFT CORPORATION

By:
Charles R. Weeks
Chief Financial Officer