Form 10-Q
period 2005-03-31
IFT CORP
filed 2005-05-16
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

Commission File No. 001-31354

IFT Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Quorum Business Center
718 South Military Trail
Deerfield Beach, Florida	33442
(Address of Principal Executive Offices)	(Zip Code)

(954) 428-7011
(Registrant’s Telephone Number)

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

As of May 12, 2005 there were 50,200,219 shares of Common Stock, par value $.01, outstanding.

IFT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IFT CORPORATION
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

IFT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$121,746	$24,903
Accounts Receivable (Net of Allowance For Doubtful Accounts of $97,721 and $74,339 at March 31, 2005 and December 31, 2004, respectively)	2,553,443	630,408
Inventory	578,777	249,039
Prepaid Expenses and Other Current Assets	133,259	41,053
Total Current Assets	3,387,225	945,403

Property, Plant and Equipment, Net	352,202	287,784

Other Assets:
Intangibles	2,158,707	774,000
Deposits and Other Non-Current Assets	53,571	56,470
Total Other Assets	2,212,278	830,470

Total Assets	$5,951,705	$2,063,657

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,468,598	$1,654,820
Lines of Credit	658,136	719,070
Loans Payable - Related Party	3,164,407	5,670,000
Current Maturities of Long-Term Debt	18,776	22,398
Current Maturity of Long-Term Capital Lease	2,217	2,184
Commitments and Contingencies	1,475,367	1,203,601
Total Current Liabilities	8,787,501	9,272,073

Long-Term Debt	5,827	11,284
Long-Term Capitalized Lease	2,342	2,959
Total Liabilities	8,795,670	9,286,316

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at March 31, 2005 and December 31, 2004; aggregate liquidation preference at March 31, 2005 and December 31, 2004 of $62,500	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,200,219 and 32,014,369 Issued and Outstanding at March 31, 2005 and December 31, 2004, Respectively	502,002	320,143
	59,445,554	53,625,390
Accumulated (Deficit)	(62,846,556)	(61,223,227)
Total Stockholders’ (Deficit)	(2,843,965)	(7,222,659)
Total Liabilities and Stockholders’ (Deficit)	$5,951,705	$2,063,657

See accompanying notes to condensed consolidated financial statements.

IFT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenue:
Coatings, Sealants and Other Products	$2,457,653	$460,897
Total Revenue	2,457,653	460,897

Cost of Sales:
Coatings, Sealants and Other Products	2,072,230	342,675
Warranty Costs, Freight and Other Cost of Sales	31,872	7,848
Total Cost of Sales	2,104,102	350,523

Gross Profit	353,551	110,374

Operating Expenses:
Selling, General and Administrative	1,238,971	527,952
Professional Fees	266,495	114,147
Depreciation and Amortization	26,435	20,370
Consulting Fees	61,382	10,213
Interest Expense	56,491	43,301
Total Operating Expenses	1,649,774	715,984

Operating (Loss)	(1,296,223)	(605,610)

(Loss) From Discontinued Operations	(327,105)	(1,084,929)

Net (Loss)	$(1,623,328)	$(1,690,539)

Net (Loss) Per Common Share-Basic and Diluted:
Continuing Operations	$(0.026)	$(0.021)
Discontinued Operations	(0.007)	(0.038)
Total	$(0.033)	$(0.059)

Weighted Average Shares Outstanding	49,792,164	28,833,543

See accompanying notes to condensed consolidated financial statements

IFT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,		March 31,
	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)
Continuing Operations		$(1,296,223)	$(605,610)
Discontinued Operations		(327,105)	(1,084,929)
Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization		26,434	20,370
(Increase) Decrease In Operating Assets:
Accounts Receivable		(410,824)	39,579
Notes Receivable		---	15,936
Inventory		(18,167)	19,906
Prepaid Expenses & Other Current Assets		(81,832)	(326,316)
Increase (Decrease) In Operating Liabilities:
Accounts Payable and Accrued Expenses		748,244	591,037
Accounts Payable and Accrued Expenses - Related Party		39,914	---
Commitments and Contingencies		(271,766)	---
Net Cash (Used) In Operating Activities		(1,047,793)	(1,330,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Machinery and Equipment		$(45,610)	$24,549
(Acquisition) of Business Entity		(2,000,000)	---
Dispositions of Deposits and Other Non Current Assets		5,168	38,543
Net Cash Provided (Used) by Investing Activities		(2,040,442)	63,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Related Party		3,187,500	1,370,000
Proceeds from Notes and Lines of Credit		1,038	3,875
(Payments) of Notes and Lines of Credit		(61,973)	(17,824)
(Payments) of Capital Lease Obligations		(584)	(357)
(Payments) of Long Term Debt		(9,079)	---
Net Cash Provided By Financing Activities		$3,116,902	$1,355,694

Net Increase In Cash		28,667	88,759

Cash at Beginning of Period		93,079	42,718
Cash at End of Period		$121,746	$131,477

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$	---	$ ---

Cash Payments for Interest		$17,841	$32,641

Non-Cash Investing Activities:
Machinery and Equipment acquired via Capital Lease Obligation	$	---	$7,200

Non-Cash Financing Activities:
Issuance of Common Stock Pursuant to Employment Agreements		2,000	6,370
Issuance of Common Stock for Acquisition of Business Entity		22	---
Issuance of Common Stock for Cancellation of Indebtedness		6,000,000	---
Total Non-Cash Financing Activities		$6,002,022	$6,370

See accompanying notes to condensed consolidated financial statements.

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by IFT Corporation (the “Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including any amendments thereto, as filed with the Securities and Exchange Commission. Certain amounts in the prior years have been reclassified to conform to the 2005 unaudited condensed consolidated financial statement presentation.

Note 2.	Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at March 31, 2005 has an accumulated deficit, net of dividends, of $62,846,556, a working capital deficit of $5,400,276 and its total liabilities exceeded its total assets by $2,843,965. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations over the past six years (See Note 7 - Cancellation of Indebtedness). Although the Company has no formal commitment from the Chairman to fund the Company’s operating requirements for the year ended December 31, 2005, the Company has received loans, during the period January 1, 2005 through March 31, 2005, aggregating $3,187,500 from the Chairman, of which $2,000,000 was for the acquisition of Lapolla Industries, Inc. on February 11, 2005, and the remaining $1,187,500 for operational costs during the first quarter. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and obtaining additional funding from private placements of debt and/or equity securities. If management in unsuccessful is obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 3.	Inventories.

Inventory was comprised of the following:

	March 31, 2005	December 31, 2004
Raw Materials	$154,682	$1,257
Finished Goods	424,095	187,781
Total	$578,777	$249,039

Note 4.	Acquisition

On January 25, 2005, the Company entered into a Stock Purchase Agreement with LaPolla Industries, Inc., an privately held Arizona corporation and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein the Company agreed to pay $2 Million in cash and issue thirty four shares of restricted common stock in exchange for 100% of the issued and outstanding capital stock of LaPolla with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. LaPolla is located in Tempe, Arizona and has 10 employees. LaPolla has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States for over 20 years. The basic assets of LaPolla include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers and vendors, office equipment, accounts receivable, and goodwill.

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

The unaudited pro forma statements of operations for the quarter ended March 31, 2005 gives effect to the acquisition by IFT of LaPolla Industries as if it had occurred on January 1, 2005. The columns headed "LaPolla Industries" in the below table gives effect to the revenues and expenses related to the acquisition for the periods indicated and was not included in our historical financial statements. The purchase was accounted for by using the purchase method of accounting.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	IFT Corporation Quarter Ending March 31, 2005	LaPolla Industries Period From 1/1/05 to 2/10/05	LaPolla Industries Period From 2/11/05 to 3/31/05	Consolidated Pro Forma Income (Loss) March 31, 2005
Revenues	$799,815	$777,166	$1,657,838	$3,234,819
Cost of Goods Sold	569,706	615,862	1,534,395	2,719,963
Gross Profit	230,109	161,304	123,443	514,856
Operating Expenses	1,027,009	326,402	566,275	1,919,686
Net (Loss) before Other Income (Expenses) and Provision for Income Taxes	(796,900)	(165,098)	(442,832)	(1,404,830)
Other Income (Expense)	(52,006)	15,603	(4,485)	(40,888)
Net (Loss) before Provision for Income Taxes	(848,906)	(149,495)	(447,317)	(1,445,718)
Provision for Income Taxes (Benefit)	---	---	---	---
Net (Loss) - Continuing Operations	(848,906)	(149,495)	(447,317)	(1,445,718)
Net (Loss) - Discontinued Operations	(327,105)	---	---	(12,105)
Net (Loss) - Total	$(1,176,011)	$(149,495)	$(447,317)	$(1,457,823)

*The total proceeds paid for LaPolla was $2,000,022 in cash and restricted common stock. The goodwill recognized from the acquisition was $1,384,707, which is the difference between the purchase price and the net assets of LaPolla of $615,315.

Note 5.	Lines of Credit.

Lines of credit were comprised of the following:

	March 31, 2005	December 31, 2004
$180,000 Line of Credit, maturing December 31, 2005, bears interest at prime plus 1% per annum, secured by all the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman of the Board.	$158,218	$219,152

$500,000 Line of Credit, maturing June 30, 2005, bears interest at prime plus 2% per annum, secured by all of the assets of IFT Corporation and the Chairman of the Board as a co-borrower.	499,918	499,918
Total	$658,136	$719,070

Note 6.	Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital and other corporate purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum. During the period from January 1, 2005 to March 31, 2005 the Chairman loaned the Company funds aggregating $3,187,500, of which $2,000,000 was used for the acquisition of Lapolla Industries, Inc. on February 11, 2005, and the remaining $1,187,500 for operational costs during the first quarter.

Note 7.	Cancellation of Indebtedness

On January 4, 2005, the Company issued 18,181,818 shares of restricted common stock to the Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness represented by short term loans bearing interest at 9% per annum, which were advanced to the Company and its subsidiaries for working capital and other corporate purposes. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of the Company’s common stock as traded on the American Stock Exchange on January 4, 2005 or $ .33 per share.

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 8.	Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2005		2004
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Operating (Loss)	$(1,623,328)	$(0.033)	$(1,690,539)	$(0.059)
(Loss) Available To Common Stockholders’	(1,623,328)	(0.033)	(1,690,539)	(0.059)
Net (Loss)	$(1,623,328)	$(0.033)	$(1,690,539)	$(0.059)
Weighted Average Common Shares Outstanding	49,792,164		28,833,543

Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

Note 9.	Discontinued Operations

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

Effective January 1, 2005, the Company determined that it had three distinct business segments. These three business segments were defined as Corporate, Infiniti Products and LaPolla Products. On November 5, 2004, the Company discontinued the operations of its RSM Technologies, Inc. subsidiary and, therefore, the RSM Products business segment has been eliminated. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of IFT Corporation;
(ii)	Infiniti Products was derived from the financial data of Infiniti Products, Inc.
(iii)	LaPolla Products was derived from the financial data of LaPolla Industries, Inc.

The following table reflects certain business segment financial data as of and for the three months ended March 31, 2005:

	Corporate		Infiniti Products	LaPolla Products	Total
Revenue	$	---	$799,815	$1,657,838	$2,457,653
Gross Profit	$	---	$230,108	$123,443	$353,551
Operating (Loss)		$(663,407)	$(185,499)	$(447,317)	$(1,296,223)
Capital Expenditures (Net of Capital Leases)		$10,764	$25,104	$9,742	$45,610
Depreciation and Amortization Expense		$17,703	$6,656	$2,076	$26,435
Identifiable Assets		$2,388,775	$1,176,506	$2,386,424	$5,951,705

The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements. See Note 9 - Discontinued Operations.

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 11.	Commitments and Contingencies.

Reserve

The following is a summary of the reserve established for commitments and contingencies:

	March 31, 2005	December 31, 2004
Accounts Payable and Accrued Expenses for Discontinued Operations	$620,367	$663,601
Reserve for Litigation	855,000	540,000
Total	$1,475,367	$1,203,601

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Note 12.	Subsequent Events.

Merger of Infiniti Products, Inc. and LaPolla Industries, Inc.

Effective April 1, 2005, Infiniti Products, Inc., a Florida corporation, merged with and into LaPolla Industries, Inc., an Arizona corporation, whereupon the separate existence of Infiniti Products, Inc. ceased and LaPolla Industries, Inc. continued as the surviving corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2005

As used in this report, "IFT." and the "Company" or "Us" or "We" or “Our” refer to IFT Corporation and its subsidiaries, unless the context otherwise requires. The financial review below present our operating results for the three months ended March 31, 2005 and March 31, 2004, and our financial condition at March 31, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2005.

Overview

We are a publicly traded holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. We operated two wholly-owned subsidiaries, Infiniti Products, Inc. (“Infiniti”) and LaPolla Industries, Inc. (“LaPolla”) in the first quarter of 2005.

Infiniti markets, sells, manufactures and distributes acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries (“Infiniti Products”).

We acquired 100% of the capital stock of LaPolla on February 11, 2005 for $2 Million in cash and thirty four shares of restricted common stock. LaPolla markets, sells, manufactures and distributes acrylic roof coatings, sealers, and polyurethane foam systems to the industrial/commercial construction industries (“LaPolla Products”).

LaPolla is located in Tempe, Arizona and has 10 employees. LaPolla has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States for over 20 years. The basic assets of LaPolla include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers, vendors, office equipment, accounts receivable, and goodwill.

On November 5, 2004, pursuant to resolution of the Board of Directors, we discontinued the operations of our RSM Technologies, Inc. subsidiary. Our condensed consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of RSM Technologies, Inc. as a discontinued operation.

We operated our business on the basis of three reportable segments, which we refer to as Corporate, Infiniti Products and LaPolla Products, during the first quarter of 2005. Lapolla Products and Infiniti Products are collectively referred to as “Coatings, Sealants and Other Products” in our condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Revenues

The following is a summary of our revenue:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue:
Coatings, Sealants and Other Products	$2,457,653	$460,897
Total Revenue	$2,457,653	$460,897

We recognized revenue for the three months ended March 31, 2005 of $2,457,653 as compared to $460,897 for the three months ended March 31, 2004, which represents an increase of $1,996,756. The revenue generated from the sale of Coatings, Sealants and Other Products represents 100% of total revenue, respectively, for the three months ended March 31, 2005 and March 31, 2004. The increase in revenue of $1,996,756 is primarily attributable to: (a) the acquisition of Lapolla Industries, Inc. on February 11, 2005, which had revenue totaling $1,657,838 for the interim period February 11, 2005 through March 31, 2005, and (b) Infiniti Products revenue totaling $799,815 for the three months ended March 31, 2005, as compared to $460,897 for the three months ended March 31, 2004.

Cost of Sales

Our cost of sales for the three months ended March 31, 2005 was $2,104,102 as compared to $350,523 for the three months ended March 31, 2004. The cost of sales as a percentage of our revenue for Coatings, Sealants and Other Products was 86% for the three months ended March 31, 2005 as compared to 76% for the three months ended March 31, 2004. The increase in the total cost of sales of $1,753,579 was primarily attributable to: (a) the acquisition of Lapolla Products, of which $1,534,395 was the cost of sales for the period February 11, 2005 through March 31, 2005, and (b) the cost of sales for Infiniti Products increased $219,183 from $350,222 for the three months ended March 31, 2004 as compared to $569,706 for the three months ended March 31, 2005. Infiniti Products cost of sales as a percentage of revenue for Coatings, Sealants and Other Products was 71% and 76%, respectively, as of March 31, 2005 and March 31, 2004. This decrease in cost of sales as a percentage of revenue (increase in gross profit) is attributable to price increases to Infiniti Products customers based on supply and demand in the marketplace. Lapolla Products cost of sales as a percentage of revenue for Coatings, Sealants and Other Products was 93% for the three months ended March 31, 2005. This high percentage was mainly attributable to former unprofitable customers, for which we have either increased selling prices or eliminated from our customer base.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2005 was $1,238,971 as compared to $527,952 for the three months ended March 31, 2004. The increase of $711,019 is primarily attributable to (a) the acquisition of Lapolla Products, including the additional operating overhead absorbed from the new location in Tempe, Arizona, (b) the addition of a new sales and marketing team, which attributed to the rise in our sales during the first quarter of 2005, (c) design and printing of marketing materials, (d) attendance at two of the largest trade shows specific to the roof coating industry, (e) additional travel expenses to obtain new and maintain existing customers, and (f) opening a new sales and marketing office in Texas.

Professional Fees

Our professional fees for the three months ended March 31, 2005 were $266,495 as compared to $114,147 for the three months ended March 31, 2004. The increase of $152,348 is primarily attributable to attorney’s fees associated with past and current litigation, as well as auditing and accounting fees associated with the acquisition of Lapolla Products.

Depreciation and Amortization

For the three months ended March 31, 2005, our depreciation and amortization expense was $26,435 as compared to $20,370 for the three months ended March 31, 2004. The increase of $6,065 is primarily attributable to the acquisition of Lapolla Products, which resulted in the purchase of additional assets and machinery and equipment.

Research and Development

We did not incur any research and development costs in the three months ended March 31, 2005 or March 31, 2004.

Consulting Fees

Our consulting fees for the three months ended March 31, 2005 were $61,382 as compared to $10,213 for the three months ended March 31, 2004. The increase of $51,169 is primarily attributable to an increase in the number and type of consultants engaged to provide business and financial consulting services for us.

Interest Expense

For the three months ended March 31, 2005, our interest expense was $56,491 as compared to $43,301 for the three months ended March 31, 2004. The increase of $13,190 is primarily attributable to the interest incurred on the $3,164,407 of loans payable - related party originated during the quarter ended March 31, 2005. These loans are payable to the Chairman and bear interest at 9% per annum.

Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2005 reflects a $327,105 loss from our discontinued RSM Products business segment as compared to $1,084,929 for the three months ended March 31, 2004. The $327,105 loss for the three months ended March 31, 2005 is primarily attributable to an increase in our commitments and contingencies related to the discontinued operations in 2004.

Financial Condition, Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are:  funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. Historically, we have generated insufficient cash from operations to meet our working capital requirements and have relied principally on related party funding from our Chairman over the past six years and outside investors to meet our working capital and other corporate needs. With the discontinuation of our RSM Products business segment, increased focus on our Infiniti Products and acquisition of LaPolla Products, in conjunction with our retention of additional sales and marketing personnel, we are getting closer to generating enough cash from our operations to meet and exceed our working capital requirements. We were required to expend certain funds during the first quarter to enhance our infrastructure to be able to effectively manage the growth surge we are presently experiencing in our revenue, which included attracting and retaining new executives, supplementing our existing sales and marketing team with additional sales and marketing personnel, integrating our LaPolla Products acquisition, creating sales, marketing and promotional materials, rolling out our LaPolla Products in national trade shows, and satisfying non-recurring liabilities related to our discontinued RSM Products business.

We had $121,746 of cash on hand at March 31, 2005 as compared to $131,477 at December 31, 2004, which represents a decrease of $10,001. During the three months ended March 31, 2005, our working capital deficit decreased $2,926,394 from a deficit of $8,326,670 as of December 31, 2004 to a deficit of $5,400,274 as of March 31, 2005. This decrease in the working capital deficit was primarily attributable to a decrease of $2,505,592 in monies due to the Chairman resulting from debt cancellation, a $1,813,777 increase in accounts payable and accrued expenses, a $1,923,035 increase in net accounts receivable, an increase in inventory of $329,738, a $60,934 decrease in the line of credit, an increase of $92,206 in prepaid expenses and other current assets, and an increase in commitments and contingencies.

For the three months ending March 31, 2005, the net cash used for operating and investing activities was $1,047,793 and $2,040,442, respectively, and net cash provided by financing activities was $3,116,902 compared to the net cash used for operating activities of $1,330,027, and net cash provided by investing and financing activities of $63,092 and $1,355,694, respectively, for the three months ending in March 31, 2004.

The net cash used for operating activities for the three months ended March 31, 2005 was $1,047,793 compared to cash used of $1,330,027 for the three months ended March 31, 2004. The decrease in net cash used for operating activities of $282,234 was primarily due to a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses, and was offset by an increase in accounts receivable and commitments and contingencies.

The net cash used for investing activities for the three months ended March 31, 2005 was $2,040,442 compared to the net cash provided by investing activities of $63,092 for the three months ended March 31, 2004. This increase in net cash used for investing activities of $2,103,534 was primarily attributable to our investment in Lapolla for $2,000,000 in cash, a decrease in deposits and other non current assets, and was offset by an increase in acquisition of machinery and equipment.

The net cash provided by financing activities for the three months ended March 31, 2005 was $3,116,902 compared to the cash provided of $1,335,694 for the three months ended March 31, 2004. The increase in net cash provided from financing activities of $1,761,208 was attributable to an increase in funding received by the Chairman for the purchase of Lapolla, an increase in the payments made on notes and lines of credit, and an increase on payments made on long term debt.

We believe that our net cash received from operating activities will soon outpace our net cash used for operating activities. We will continue to require supplemental funds as necessary from borrowings from our Chairman or other alternative sources of funding to the extent available, such as private placements of debt and/or equity securities, to have sufficient resources to meet our working capital requirements and other cash needs over the next year until we become self sufficient with the cash received from our operating activities. Although no formal commitment has been received from the Chairman, he has continually provided us with the required funds to continue our operations to date. There can be no assurance that the Chairman will continue to provide us funds or that any alternative sources of financing will be available to us at such point in time, or if obtainable, on terms that are commercially feasible.

Going Concern

While our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption.  Factors contributing to this substantial doubt include recurring losses from operations and net working capital deficiencies. As mentioned in the Financial Condition, Liquidity and Capital Resources section above, we are currently dependent on funding from the Chairman to continue our operations, although such dependence is decreasing based on our increase in revenues and profit margins.  The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing operations.

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes and are not subject to material foreign currency exchange risks at this time. Our outstanding debt and related interest expense, as it relates to interest rate exposure, in the United States is currently not material to our operations.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IFT have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2005, we issued restricted common stock for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

(a)
On January 4, 2005, we issued 18,181,818 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness represented by short term loans bearing interest at 9% per annum, which were advanced to us and our subsidiaries for working capital and other corporate purposes. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the American Stock Exchange on January 4, 2005 or $ .33 per share.

(b)
On February 11, 2005, we issued 34 shares of restricted common stock to Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, in connection with the acquisition of LaPolla Industries, Inc. This transaction was valued and recorded at approximately $22. See Part I - Financial Information, Item 1 - Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7 - Acquisition for more information on this transaction.

(c)	On March 31, 2005, we issued 4,000 shares of restricted common stock to our CEO, as other compensation, pursuant to his employment agreement, which was valued and recorded at $2,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFT CORPORATION

Date:	May 12, 2005	By:
Michael T. Adams
CEO

IFT CORPORATION

Date:	May 12, 2005	By:
Charles R. Weeks
CFO and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.