Form 10-Q
period 2005-06-30
IFT CORP
filed 2005-08-03
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

As of July 20, 2005 there were 50,572,986 shares of Common Stock, par value $.01, outstanding.

IFT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

IFT CORPORATION
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

IFT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$112,176	$24,903
Accounts Receivable (Net of Allowance For Doubtful Accounts of $126,490 and $74,339 at June 30, 2005 and December 31, 2004, respectively)	3,368,755	630,408
Inventory (Note 4 )	807,399	249,039
Prepaid Expenses and Other Current Assets	108,791	41,053
Total Current Assets	4,397,121	945,403

Property, Plant and Equipment, Net	573,581	287,784

Other Assets:
Intangibles	2,158,707	774,000
Deposits and Other Non-Current Assets	195,573	56,470
Total Other Assets	2,354,280	830,470

Total Assets	$7,324,982	$2,063,657

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,269,247	$1,654,820
Lines of Credit (Note 5 )	599,975	719,070
Loans Payable - Related Party (Note 6 )	4,279,408	5,670,000
Notes Payable - Other (Note 7)	500,000	---
Current Maturities of Long-Term Debt	45,675	22,398
Current Maturity of Long-Term Capital Lease	2,461	2,184
Commitments and Contingencies (Note 12 )	845,397	1,203,601
Total Current Liabilities	10,567,636	9,272,073

Long-Term Debt	144,104	11,284
Long-Term Capitalized Lease	1,505	2,959
Total Liabilities	10,713,245	9,286,316

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at June 30, 2005 and December 31, 2004; aggregate liquidation preference at June 30, 2005 and December 31, 2004 of $62,500	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,564,986 and 32,014,369 Issued and Outstanding at June 30, 2005 and December 31, 2004, Respectively	505,650	320,143
Additional Paid-In Capital	59,810,270	53,625,390
Accumulated (Deficit)	(63,733,745)	(61,223,227)
Total Stockholders’ (Deficit)	(3,388,263)	(7,222,659)
Total Liabilities and Stockholders’ (Deficit)	$7,324,982	$2,063,657

See accompanying notes to condensed consolidated financial statements.

Index

IFT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Coatings, Sealants and Other Products	$5,206,176	$586,629	$7,663,829	$1,047,527
Total Revenue	5,206,176	586,629	7,663,829	1,047,527

Cost of Sales:
Coatings, Sealants and Other Products	4,099,814	436,899	6,172,044	779,575
Warranty Costs, Freight and Other Cost of Sales	---	11,491	31,872	19,338
Total Cost of Sales	4,099,814	448,390	6,203,916	798,913

Gross Profit	1,106,362	138,239	1,459,913	248,614

Operating Expenses:
Selling, General and Administrative	1,736,348	795,052	2,975,319	1,323,004
Professional Fees	126,723	151,373	393,218	265,520
Depreciation and Amortization	31,830	21,298	58,265	41,669
Consulting Fees	64,010	60,780	125,392	70,993
Interest Expense	57,132	95,986	113,623	139,287
Other Income	(19,978)	---	(19,978)	---
Total Operating Expenses	1,996,065	1,124,489	3,645,839	1,840,473

Operating (Loss)	(889,703)	(986,250)	(2,185,926)	(1,591,859)

Income (Loss) From Discontinued Operations	2,514	(569,251)	(324,591)	(1,654,180)

Net (Loss)	$(887,189)	$(1,555,501)	$(2,510,517)	$(3,246,039)

Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.018)	$(0.034)	$(0.044)	$(0.055)
Discontinued Operations	0.000	(0.020)	(0.006)	(0.058)
Total Net (Loss)	$(0.018)	$(0.054)	$(0.050)	$(0.113)

Weighted Average Shares Outstanding	50,306,865	28,735,928	50,252,462	28,784,466

See accompanying notes to condensed consolidated financial statements.

Index

IFT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)
Continuing Operations		$(2,185,926)	$(1,591,859)
Discontinued Operations		(324,591)	(1,654,180)
Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization		58,265	41,668
(Gain) Loss on Disposition of Machinery and Equipment		(2,657)	---
(Increase) Decrease In Operating Assets:
Accounts Receivable		(1,226,135)	74,801
Notes Receivable		---	15,936
Inventory		(246,790)	14,765
Prepaid Expenses and Other Current Assets		(12,364)	(378,677)
Increase (Decrease) In Operating Liabilities:
Accounts Payable and Accrued Expenses		1,828,563	(483,580)
Accounts Payable and Accrued Expenses - Related Party		83,608	83,405
Commitments and Contingencies		(358,204)	---
Net Cash (Used) In Operating Activities		(2,386,231)	(3,877,721)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of Machinery and Equipment		$(313,873)	$(82,900)
(Acquisition) of Business Entity		(2,000,000)	---
Proceeds From Disposition of Machinery and Equipment		18,385	57,357
(Increase) in Deposits and Other Non-Current Assets		(136,835)	27,803
Net Cash Provided (Used) by Investing Activities		(2,432,323)	2,260
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Other		500,000	---
Proceeds from Loans Payable - Related Party		4,302,500	3,950,000
Proceeds from Notes and Lines of Credit		182,513	7,789
(Payments) of Notes and Lines of Credit		(120,135)	(6,600)
(Payments) of Capital Lease Obligations		(1,176)	(915)
(Payments) of Long Term Debt		(26,050)	(20,135)
Net Cash Provided By Financing Activities		$4,837,652	$3,930,139

Net Increase In Cash		19,098	54,678
Cash at Beginning of Period		93,079	42,718
Cash at End of Period		$112,177	$97,396

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest		$30,015	$32,641

Non-Cash Investing Activities:
Machinery and Equipment acquired via Capital Lease Obligation	$	---	$7,200
Non-Cash Financing Activities:
Issuance of Common Stock Pursuant to Employment Agreements		5,600	8,574
Issuance of Common Stock for Acquisition of Business Entity		22	---
Extinguishment of Common Stock Pursuant to Settlement Agreement		---	(131,508)
Issuance of Common Stock for Accrued Liabilities and Fractional Shares that resulted from the Conversion of Series C Preferred Stock		---	1,170
Compensation Expense for Share-Based Payments under SFAS No. 123R		25,474	---
Issuance of Common Stock Pursuant to Director Compensation Plan for Director Fees		342,890	251,820
Issuance of Common Stock Pursuant to Conversion of Series C Preferred Stock		---	673,145
Issuance of Common Stock for Cancellation of Indebtedness		6,000,000	---
Total Non-Cash Financing Activities		$6,373,986	$803,201

See accompanying notes to condensed consolidated financial statements.

Index

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004. The Company prepared the condensed consolidated financial statements following the requirements of the rules promulgated by the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2.	Recently Adopted Accounting Standards.

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued. SFAS No. 123R is effective for entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005, which is the Company’s first fiscal quarter of 2006. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS No. 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. Notwithstanding the fact that the Company is considered a small business issuer, the Company has elected to begin reporting under SFAS No. 123R and will begin recognizing the cost of equity-based compensation using the modified prospective application method, whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.

Note 3.	Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at June 30, 2005 has an accumulated deficit, net of dividends, of $63,733,745, a working capital deficit of $6,145,041 and its total liabilities exceeded its total assets by $3,362,789. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations for approximately seven years. Although the Company had no formal commitment from the Chairman to fund the Company’s operating requirements for the 2005 year, the Company received short term demand loans, during the period January 1, 2005 through June 30, 2005, aggregating $4,302,500 from the Chairman, of which $2,000,000 was for the acquisition of LaPolla Industries, Inc. on February 11, 2005 (“LaPolla”), and the remaining $2,302,500 for operational costs and other corporate purposes. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued support from the Chairman, and obtaining additional funding to support longer term capital requirements. If management in unsuccessful is obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. See also Note 6. Notes Payable - Other.

Note 4.	Inventories.

Components of Inventories were:

	June 30, 2005	December 31, 2004
Raw Materials	$440,473	$61,258
Finished Goods	366,926	187,781
Total	$807,399	$249,039

Index

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.	Lines of Credit.

Lines of Credit are comprised of the following:

	June 30, 2005	December 31, 2004
$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of LaPolla Industries, Inc. and a personal guarantee from the Chairman of the Board.	$100,057	$219,152

$500,000 Line of Credit, maturing January 1, 2006, bears interest at a floating prime rate per annum, secured by all of the assets of IFT Corporation and the Chairman of the Board as a co-borrower.	499,918	499,918
Total of Lines of Credit	$599,975	$719,070

Note 6.	Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital and other corporate purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum through December 31, 2004, and at 6% per annum for the six months ended June 30, 2005. During the period from January 1, 2005 to June 30, 2005 the Chairman loaned the Company funds aggregating $4,302,500, $2,000,000 of which was used for the purchase of LaPolla.

Note 7.	Notes Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company. During the second quarter, the Company accessed $500,000, which represents the balance as of June 30, 2005. The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”), and has a maturity date of June 1, 2006.

Note 8.	(Loss) Per Share - Basic and Diluted.

The table below presents the computation of basic and diluted (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (Loss):
Continued Operations	$(889,703)	$(986,250)	$(2,185,926)	$(1,591,859)
Discontinued Operations	$2,514	$(569,251)	$(324,591)	$(1,654,180)
Total Net (Loss)	$(887,189)	$(1,555,501)	$(2,510,517)	$(3,246,039)
Diluted Shares	50,306,865	28,735,928	50,252,462	28,784,466
(Loss) Per Share-Basic and Diluted	(0.018)	(0.054)	(0.050)	(0.113)

Basic and diluted net loss per share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential issuance of shares of the Company would be anti-dilutive.

Note 9.	Discontinued Operations.

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

Note 10.	Merger of Subsidiary.

Effective April 1, 2005, Infiniti Products, Inc. (“Infiniti”), a Florida corporation, merged with and into LaPolla Industries, Inc., an Arizona corporation, whereupon the separate existence of Infiniti ceased and LaPolla continued as the surviving corporation.

Index

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

Effective April 1, 2005, the Company determined that it had two distinct business segments. These two business segments were defined as Corporate and LaPolla Products. On April 1, 2005, the Company’s Infiniti subsidiary merged with and into the LaPolla subsidiary and, therefore, the Infiniti Products business segment has been combined with and into the LaPolla Products segment. On November 5, 2004, the Company discontinued the operations of its RSM Technologies, Inc. subsidiary and, therefore, the RSM Products business segment has been eliminated. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of IFT Corporation; and
(ii)	LaPolla Products was derived from the financial data of LaPolla Industries, Inc.

The following table reflects certain business segment financial data as of and for the six months ended June 30, 2005:

	Corporate		LaPolla Products	Total
Revenue	$	---	$7,663,829	$7,663,829
Gross Profit	$	---	$1,459,913	$1,459,913
Operating (Loss)		$(1,511,638)	$(674,288)	$(2,185,926)
Capital Expenditures (Net of Capital Leases)		$12,021	$256,242	$268,263
Depreciation and Amortization Expense		$33,649	$24,616	$58,265
Identifiable Assets		$3,008,858	$4,316,124	$7,324,982

The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements.

Note 12.	Commitments and Contingencies.

Litigation

(a)	Plymouth Industries, Inc. vs. Urecoats Industries Inc,. Urecoats Manufacturing, Inc., et. al., Defendants

The litigation between Plymouth Industries, Inc., Plaintiff, and Urecoats Industries Inc. and its wholly-owned subsidiaries Urecoats Manufacturing, Inc. and Urecoats Technologies, Inc. and Richard J. Kurtz, Defendants, has been settled pursuant to a Court approved Confidential Settlement Agreement, wherein none of the parties admitted liability or made any admissions with respect to the allegations or claims made in the litigation.

(b)	Various Lawsuits and Claims Arising in the Ordinary Course of Business

The Company is involved in various lawsuits and claims arising in the ordinary course of business, which are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters.

Index

IFT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 12.	Commitments and Contingencies (continued).

Reserve

The following is a summary of the reserve established for commitments and contingencies:

	June 30, 2005	December 31, 2004
Accounts Payable and Accrued Expenses for Discontinued Operations	$305,397	$663,601
Reserve for Litigation	540,000	540,000
Total	$845,397	$1,203,601

Note 13.	Subsequent Events.

The Company accessed $250,000 from the Note in order to ensure various key vendors were paid within certain time frames. See Note 6. Notes Payable - Other. These vendors have recently granted price discounts to the Company based on the Company paying within these pre-designated guidelines.

IFT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005

As used in this report, "IFT" and the "Company" or "Us" or "We" or “Our” refer to IFT Corporation and its subsidiaries, unless the context otherwise requires. The financial review below presents our operating results for the three and six months ended June 30, 2005 and 2004, and our financial condition at June 30, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2005.

Overview

We are a publicly traded holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. Effective April 1, 2005, our wholly-owned subsidiary, Infiniti Products, Inc. (“Infiniti”), a Florida corporation, which marketed, sold, manufactured and distributed acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries (“Infiniti Products”), merged with and into our wholly-owned subsidiary, LaPolla Industries, Inc. (“LaPolla”), an Arizona corporation, whereupon the separate existence of Infiniti ceased and LaPolla continued as the surviving corporation. IFT acquired 100% of the capital stock of LaPolla for $2 Million in cash and stock on February 11, 2005. LaPolla markets, sells, manufactures and distributes acrylic roof coatings, sealers, and polyurethane foam systems to the commercial construction and roof paints and roofing adhesives to the home improvement retail industries (“LaPolla Products”). The LaPolla name has been recognized in the Southwestern United States for over 27 years by roofing contractors, building owners and design professionals. We are continuing to expand our reach with a nationwide sales and marketing program to ensure development and execution of a consistent marketing strategy for our LaPolla Products in all geographic regions that share similar distribution channels and customers. Our sales offices are located in The Woodlands, Texas, Atlanta, Georgia, Camarillo, California, and Mount Holly Springs, Pennsylvania. LaPolla operates two manufacturing plants located in Tempe, Arizona and Deerfield Beach, Florida. A third manufacturing plant is scheduled to open during the third quarter of 2005. The basic assets of LaPolla include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers, and vendors, office equipment, accounts receivable, and goodwill. On November 5, 2004, pursuant to resolution of the Board of Directors, we discontinued the operations of our RSM Technologies, Inc. subsidiary. Our condensed consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of RSM Technologies, Inc. as a discontinued operation.

Index

Results of Operations

We operated our business on the basis of two reportable segments, which we refer to as Corporate and LaPolla Products, during the second quarter of 2005. LaPolla Products are collectively referred to as “Coatings, Sealants and Other Products” in our condensed consolidated financial statements for this reporting period. The following table compares 2005 and 2004 revenue for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Coatings, Sealants and Other Products	$5,206,176	$586,629	$7,663,829	$1,047,527
Total Revenue	$5,206,176	$586,629	$7,663,829	$1,047,527

The $4,619,547 or 787% increase in revenue for the three months ended June 30, 2005 compared to the same 2004 period was primarily the result of an increase in our sales volumes due to strong demand for our LaPolla Products in our target markets. The increase in revenue of $6,616,302, which represents an increase of 632% in revenue for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due primarily to sales recognized from and after our acquisition of LaPolla, Infiniti sales prior to merging with LaPolla, and an increase in our sales volumes due to strong demand for our LaPolla Products.

Our cost of sales for the three months ended June 30, 2005 was $4,099,814 as compared to $448,390 for the three months ended June 30, 2004. The increase in the total cost of sales of $3,651,424 was primarily due to increased purchases of the raw materials required to manufacture our LaPolla Products to support our substantial growth in revenue. The cost of sales as a percentage of our revenue was 79% for the three months ended June 30, 2005 as compared to 76% for the same 2004 period. This 3% increase in cost of sales as a percentage of revenue from the comparable 2004 period is attributable to the product margin mix resulting from integration of the LaPolla Products and Infiniti Products. The $5,405,003 increase in cost of sales for the six months ended June 30, 2005 compared to the same 2004 period was primarily attributable to costs of raw materials and other costs of sales for the LaPolla Products from and after the acquisition of LaPolla, costs of raw materials and other costs of sales related to Infiniti’s products prior to merging with LaPolla, and increased purchases of raw materials required to manufacture our LaPolla Products to support our substantial growth in revenue during the second quarter of 2005. The cost of sales as a percentage of our revenue was 81% for the six months ended June 30, 2005 as compared to 76% for the same 2004 period. This 5% increase in cost of sales as a percentage of revenue from 2004 is attributable to the product margin mix resulting from integration of the LaPolla Products and Infiniti Products, in addition to competition in the market place. The 81% cost of sales percentage for the six months ended June 30, 2005 is a combination of the 79% cost of sales percentage for the three months ended June 30, 2005 and the 86% cost of sales percentage for the three months ended March 31, 2005. The high cost of sales percentage has decreased significantly from the 86% cost of sales reported in the first quarter of 2005, which was mainly attributable to former unprofitable customers concerning which we either continue to increase sales prices or eliminate the relationship.

Gross profit as a percentage for the second quarter of 2005 was 21.3% of revenue, which represents a 2.3 percentage point decrease from the 23.6% rate for the second quarter of 2004. Our gross profit percentage decreased in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of an increase in sales of lower margin products as compared to higher margin products. The gross profit percentage decreased in the first six months of 2005 compared to the six months ended June 30, 2004, primarily due to the same reasons discussed above in the analysis of the second quarter 2005 decrease in the gross profit percentage. Gross profit for the second quarter of 2005 was $1,106,362, or 21.3% as a percentage of revenue, as compared to gross profit for the first quarter of 2005 which was $353,551, or 14.3% as a percentage of revenue. This 7% increase in gross profit was mainly attributable to an increased focus on our selling prices to our customer base, adjustments in our selling prices and elimination of unprofitable customer relationships.

Selling, general and administrative, or SG&A, expenses were $1,736,348, or 33.4% of revenue, in the second quarter of 2005 compared to $795,052, or greater than 100% of revenue, in the second quarter of 2004. SG&A expenses for the first six months of 2005 were $2,975,319, or 38.8% of revenue, compared to $1,323,004, or greater than 100% of revenue, in the comparable 2004 period. The increase in SG&A expense dollars was a result of higher selling and marketing expenses supporting our increase in revenue, the addition of new sales personnel in California and Pennsylvania, an increase in promotion and advertising expenditures, investor relations and American Stock Exchange fees, sales travel expenses to obtain new and maintain existing customers, opening a new sales office in Camarillo, California and Mount Holly Springs, Pennsylvania, various insurance coverage increases due to the increase in revenues, opening two warehouses in Georgia and New Mexico, and non-cash stock compensation to officers and directors.

Professional fees consist of accounting, auditing, and legal fees. Our professional fees for the three months ended June 30, 2005 were $126,723 as compared to $151,373 for the three months ended June 30, 2004. The decrease of $24,650 was primarily due to a decrease in attorney’s fees for past and current litigation, which was offset by an increase in auditing fees incurred during the beginning of the second quarter of 2005 related to the acquisition of LaPolla. The $127,697 increase in professional fees in the first six months of 2005 compared to the same 2004 period was primarily the result of an increase in attorney’s fees related to past and current litigation, as well as auditing and accounting fees related to our acquisition of LaPolla.

Index

Our depreciation and amortization expense was $31,830 for the second quarter of 2005 compared to $21,298 for the second quarter of 2004. The increase of $10,532 was primarily the result of purchasing machinery and equipment for our manufacturing plants in Florida and Arizona. The $16,596 increase in depreciation and amortization expense in the first six months of 2005 compared to the same 2004 period was primarily due to the acquisition of additional assets and machinery and equipment from our acquisition of LaPolla and purchasing machinery and equipment for our manufacturing plants in Florida and Arizona.

We did not incur any research and development costs in the three or six months ended June 30, 2005 or 2004.

Consulting fees for the three months ended June 30, 2005 were $64,010 as compared to $60,780 for the three months ended June 30, 2004. For the six months ended June 30, 2005, consulting fees were $125,392 compared to $70,993 for the six months ended June 30, 2004. The increases in 2005 were the result of an increase in the number and type of consultants engaged to provide business and financial consulting services for us.

For the three months ended June 30, 2005, our interest expense was $57,132 as compared to $95,986 for the three months ended June 30, 2004. Our interest expense for the six months ended June 30, 2005 was $113,623 as compared to $139,287 for the six months ended June 30, 2004. The decreases were primarily attributable to a decrease in the interest rate on loans payable - related party from 9% per annum to 6% per annum. In addition, the balance on the loans payable - related party was $4,279,408 as of June 30, 2005, as compared to a balance of $5,670,000 as of June 30, 2004.

Other income in the three and six months ended June 30, 2005 was $19,978 compared to $0 for the comparable 2004 periods. The increase was primarily the result of a write-off of estimated taxes for LaPolla due to prior net operating losses in 2004 and gain on the sale of machinery and equipment during the second quarter of 2005.

The loss from discontinued operations for the three months ended June 30, 2005 reflects a $2,514 gain compared to a loss of $569,251 for the three months ended June 30, 2004. The $2,514 gain is due to a decrease in commitments and contingencies during the second quarter of 2005. Our loss from discontinued operations for the six months ended June 30, 2005 reflects a $324,591 loss compared to $1,654,180 for the six months ended June 30, 2004. The $324,591 loss is the result of a $327,105 increase in commitments and contingencies, partially offset the by the $2,514 gain during the three months ended June 30, 2005.

Financial Condition, Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations, levels of accounts receivable, inventories, accounts payable and capital expenditures, funds required for acquisitions, adequate credit facilities, and financial flexibility to attract long-term capital on satisfactory terms. Historically, we have generated insufficient cash from operations to meet our working capital requirements and have relied principally on related party funding from our Chairman over the past six years and outside investors to meet our working capital and other corporate needs. With the discontinuation of our RSM Products business segment, the acquisition of LaPolla, merger of Infiniti and LaPolla, in conjunction with our retention of proven sales and marketing personnel, we are beginning to see substantial improvement in our ability to generate enough cash from our operations to meet our working capital requirements. We were required to expend certain funds during the first and second quarters to enhance our infrastructure to be able to effectively manage the growth surge we are continuing to experience in our revenue, which included attracting and retaining new executives, integrating our LaPolla acquisition, creating sales, marketing and promotional materials, rolling out our LaPolla Products in national trade shows, implementing new software to centralize accounting processes, satisfying non-recurring liabilities related to our discontinued RSM Products business, adding more sales personnel to open up new markets for our LaPolla Products in strategic locations, and opening up new geographically dispersed warehouses to support our national sales strategies and growth plans.

We had $112,176 of cash on hand at June 30, 2005 as compared to $24,903 at December 31, 2004. When the Company acquired LaPolla, an additional $68,175 was acquired giving a total of $93,078, that when subtracted from $112,176 represents a net increase in cash of $19,098 for the six months ended June 30, 2005. During the six months ended June 30, 2005, our working capital deficit decreased $2,181,629 from a deficit of $8,326,670 as of December 31, 2004 to a deficit of $6,145,041 as of June 30, 2005. This decrease in the working capital deficit resulted from a decrease of $1,390,592 in loans payable-related party and a decrease in interest of $223,300 due to the Chairman from debt cancellation, a $2,837,726 increase in accounts payable and accrued expenses and an increase of $23,277 in long-term debt, after taking into account a $2,738,346 increase in net accounts receivable, an increase in inventory of $558,361, a $119,095 decrease in the lines of credit, an increase of $67,738 in prepaid expenses and other current assets, and a decrease of $358,204 in commitments and contingencies.

For the six months ended June 30, 2005 and 2004, the net cash used for operating activities was $2,386,231 and $3,877,721, respectively. The net cash flow used for investing activities was $2,432,323 for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, where the net cash flow provided by investing activities was $2,260. The net cash provided by financing activities was $4,837,652 for the six months ended June 30, 2005 compared to $3,930,139 for the same 2004 period.

Index

The net cash used for operating activities for the six months ended June 30, 2005 was $2,386,231 compared to cash used of $3,877,721 for the six months ended June 30, 2004. The decrease in net cash used for operating activities of $1,491,490 was primarily due to an increase in accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses, interest payable, and a decrease in commitments and contingencies.

The net cash used for investing activities for the six months ended June 30, 2005 was $2,432,323 compared to the net cash provided by investing activities of $2,260 for the six months ended June 30, 2004. This increase in net cash used for investing activities of $2,434,583 was primarily attributable to our investment in LaPolla for $2,000,000 in cash, an increase in acquisitions of machinery and equipment, and an increase in deposits and other non current assets, partially offset by an increase in disposition of machinery and equipment.

The net cash provided by financing activities for the six months ended June 30, 2005 was $4,837,652 compared to the net cash provided of $3,930,139 for the six months ended June 30, 2004. The increase in net cash provided from financing activities of $907,513 was attributable to an increase in monies received from the Chairman for the purchase of LaPolla, an increase from proceeds received from a new notes payable, partially offset by an increase in payments made on our long term debt, notes and lines of credit.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities, will provide us with sufficient resources to meet our working capital requirements during the remainder of this year. Based on our revenue growth trend, we will probably require additional funds to maintain and further improve our financial relationships with our main vendors, the result of which will likely lead to lower raw material costs and higher gross profit margins on select LaPolla Products. The Chairman has loaned us $4,302,500 and is a co-borrower or has personally guaranteed $1,289,754 for added security on lines of credit, long-term debt, and a note payable, which we are responsible to repay or otherwise settle. Based on the foregoing, the Company is anticipating raising monies during the latter part of the 2005 year, through private placements of debt or equity, to obtain sufficient resources to meet our longer term working capital requirements, debt service and other cash needs over the next year or until we repay or settle the financial matters between us and the Chairman and become self sufficient with the cash received from our operating activities. There can be no assurance that the Company will be able to obtain any funds, or if obtainable, on terms that are commercially feasible. See also Part I - Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 3. Going Concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The following supplements and amends our discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Part II, Item 1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(a)	Plymouth Industries, Inc. vs. Urecoats Industries Inc,. Urecoats Manufacturing, Inc., et. al., Defendants

The litigation between Plymouth Industries, Inc., Plaintiff, and Urecoats Industries Inc. and its wholly-owned subsidiaries Urecoats Manufacturing, Inc. and Urecoats Technologies, Inc. and Richard J. Kurtz, Defendants, has been settled pursuant to a Court approved Confidential Settlement Agreement, wherein none of the parties admitted liability or made any admissions with respect to the allegations or claims made in the litigation.

(b)	Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, we are currently unable to predict the ultimate outcome of any litigation or claim. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Index

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2005, we issued restricted common stock for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

(a)   On May 28, 2005, the third increment of 292,000 shares of restricted common stock granted and issued to our Chairman pursuant to a one time grant of 1,168,000 shares under the Director Compensation Plan (“Director Plan”), vested. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued on May 28, 2002. The value ascribed to these vested shares was recorded at $277,400. There are 292,000 shares remaining issued but in our custody until such time that they are earned and vested (“Fourth Increment”).

(b)   On May 28, 2005, we established a value pursuant to SFAS No. 123R to account for the Fourth Increment of 292,000 unvested shares of restricted common stock granted and issued pursuant to the Director Plan described above, using the closing price of our common stock as traded on the American Stock Exchange (“Amex”) of $.95 per share. The portion of the Fourth Increment allocable to this quarterly period totaled 26,400 shares and was valued and recorded at $25,080.

(c)   On June 29, 2005, an aggregate of 68,767 shares of restricted common stock automatically granted and issued to non-employee directors pursuant to the Director Plan upon election at the annual meeting of stockholders held on June 22, 2004 or upon appointment thereafter, vested. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these vested shares was recorded at $61,890.

(d)   On June 29, 2005, an aggregate of 72,000 shares of restricted common stock were automatically granted and issued to non-employee directors pursuant to the Director Plan upon election at the annual meeting of stockholders held on June 29, 2005, which shares generally vest at the next annual meeting of stockholders. Due to a vesting provision in the Director Plan, these shares are not treated as issued and outstanding and remain in our custody until earned and vested. We established a value pursuant to SFAS No. 123R to account for the unvested shares of restricted common stock, using the closing price of our common stock of as traded on the Amex of $.90 per share. The portion of the 72,000 shares allocable to this quarterly period totaled 438 shares and was valued and recorded in the aggregate at $394.

(e)   On June 30, 2005, we issued 4,000 shares of restricted common stock to our CEO, as other compensation, pursuant to his employment agreement, which was valued and recorded at $3,600.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 29, 2005. At the Annual Meeting, our stockholders elected four directors as more fully described below. At our Annual Meeting, there were present in person or by proxy 46,063,931 votes, representing approximately 92% of the total outstanding eligible votes. The result of the proposal considered at the Annual Meeting was as follows:

Proposal One - Election of Directors

	Affirmative Votes	Withheld
1. Richard J. Kurtz	44,689,664	374,267
2. Lt. General Arthur J. Gregg, US Army (Retired)	44,689,413	374,518
3. Michael T. Adams	44,689,328	374,603
4. Gilbert M. Cohen	45,162,063	901,868

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 17.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFT CORPORATION

Date: 7/20/05	By:	/s/ Michael T. Adams, CEO
Michael T. Adams
CEO

IFT CORPORATION

Date: 7/20/05	By:	/s/ Charles R. Weeks, CFO
Charles R. Weeks
CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.