Form 10-Q
period 2005-09-30
LAPOLLA INDUSTRIES INC
filed 2005-11-14
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

Commission File No. 001-31354

LaPolla Industries, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Intercontinental Business Park 15402 Vantage Parkway East, Suite 322 Houston, Texas (Address of Principal Executive Offices)	77032 (Zip Code)

(281) 219-4700 (Registrant’s Telephone Number)

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

As of October 22, 2005 there were 50,572,986 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$357,706	$24,465
Trade Receivables (Net of Allowance For Doubtful Accounts of $144,885 and $74,339 at September 30, 2005 and December 31, 2004, respectively)	3,508,843	630,408
Inventories (Note 4)	836,807	249,039
Prepaid Expenses and Other Current Assets	199,123	41,053
Assets of Discontinued Operations (Note 12)	2,500	438
Total Current Assets	4,904,979	945,403

Property, Plant and Equipment, Net	546,956	287,784

Other Assets:
Goodwill and Other Intangible Assets, Net	2,145,244	774,000
Deposits and Other Non-Current Assets	143,769	56,471
Total Other Assets	2,289,013	830,471

Total Assets	$7,740,948	$2,063,658

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$3,958,573	$1,183,812
Accrued Expenses and Other Current Liabilities	431,491	471,009
Lines of Credit (Note 5)	562,582	719,070
Loans Payable - Related Party (Note 6)	4,302,500	5,670,000
Note Payable - Other (Note 7)	1,250,000	—
Current Portion of Long-Term Debt	50,427	24,582
Current Portion of Liabilities from Discontinued Operations (Note 12)	235,397	663,601
Total Current Liabilities	10,790,970	8,732,074

Other Liabilities
Non-Current Portion of Long-Term Debt	131,896	14,243
Non-Current Portion of Liabilities from Discontinued Operations (Note 12)	140,642	525,000
Reserve for Litigation	175,378	15,000
Total Other Liabilities	447,916	554,243

Total Liabilities	11,238,886	9,286,317

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at September 30, 2005 and December 31, 2004; aggregate liquidation preference at September 30, 2005 and December 31, 2004 of $62,500	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,572,986 and 32,014,369 Issued and Outstanding at September 30, 2005 and December 31, 2004, Respectively	505,730	320,144
Additional Paid-In Capital	59,958,097	53,625,390
Accumulated (Deficit)	(64,016,800)	(61,223,228)
Total Stockholders’ (Deficit)	(3,497,938)	(7,222,659)
Total Liabilities and Stockholders’ (Deficit)	$7,740,948	$2,063,658

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
Sales:
Coatings, Sealants and Other Products		$5,559,461	$521,852	$13,223,289	$1,569,378
Total Sales		5,559,461	521,852	13,223,289	1,569,378

Cost of Sales:
Coatings, Sealants and Other Products		4,306,491	430,133	10,527,695	1,253,637
Total Cost of Sales		4,306,491	430,133	10,527,695	1,253,637

Gross Profit		1,252,970	91,719	2,695,594	315,741

Operating Expenses:
Selling, General and Administrative		1,637,348	331,853	4,569,904	1,630,267
Professional Fees		45,465	57,000	438,682	322,521
Depreciation and Amortization		41,951	16,424	107,909	58,092
Consulting Fees		69,516	51,144	194,908	122,137
Interest Expense		22,787	9,914	51,325	65,795
Interest Expense - Related Party		91,114	101,493	173,458	184,898
Gain (Loss) on Disposal of Property, Plant and Equipment		—	18,568	(2,658)	18,568
Other (Income) Expense		(5,258)	—	(19,836)	—
Total Operating Expenses		1,902,923	586,396	5,513,692	2,402,278

Operating (Loss)		(649,953)	(494,677)	(2,818,098)	(2,086,537)

Income (Loss) from Discontinued Operations		349,117	(1,745,463)	24,526	(3,399,643)
Net (Loss)		$(300,836)	$(2,240,140)	$(2,793,572)	$(5,486,180)

Net Income (Loss) Per Share-Basic and Diluted:
Continuing Operations		$(0.013)	$(0.017)	$(0.056)	$(0.072)
Discontinued Operations		0.007	(0.060)	0.001	(0.118)
Total (Loss)	$	(0.006)	$(0.077)	$(0.055)	$(0.190)

Weighted Average Shares Outstanding		50,306,865	28,921,173	50,351,466	28,830,536

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss):
Continuing Operations	$(2,818,098)	$(2,086,537)
Discontinued Operations	24,526	(3,399,643)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	107,492	58,092
Share-Based Compensation Expense	518,270	261,454
Allowance for Doubtful Accounts	20,546	(32,227)
Loss on Disposition of Property, Plant, and Equipment	—	18,568
Change in Assets and Liabilities Net of Effects from Acquisition of Business Entity:
Trade Receivables	(1,386,770)	107,987
Inventories	(276,197)	639
Prepaid Expenses and Other Current Assets	(166,941)	(96,269)
Accounts Payable	1,606,607	(329,116)
Accrued Expenses and Other Current Liabilities	299,487	(54,345)
Discontinued Operations	(827,125)	938,836
Net Cash (Used) in Operating Activities	(2,898,203)	(4,612,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(307,959)	(154,157)
Acquisition of Business Entity, Net of Cash Acquired	(1,931,825)	—
Deposits and Other Non-Current Assets	(68,283)	12,420
Net Cash (Used) in Investing Activities	(2,308,067)	(141,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Lines of Credit	8,012	12,042
Proceeds from Loans Payable - Related Party	4,302,500	4,825,000
Proceeds from Note Payable	1,250,000	—
Proceeds from Issuance of Long Term Debt	327,082
Payments on Lines of Credit	(164,500)	(9,600)
Principal Payments under Capital Lease Obligation	(1,778)	(1,482)
Principal Repayments on Long Term Debt	(181,805)	(43,806)
Net Cash Provided by Financing Activities	$5,539,511	$4,782,154

Net Increase In Cash	333,241	27,856
Cash at Beginning of Period	24,465	34,947
Cash at End of Period	$357,706	$62,803

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Year for:
Interest	$34,579	$69,815
Income Taxes	—	—

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via Capital Lease Obligation	$—	$7,200
Grant Date Fair Value Recognized for Share-Based Payment Arrangements	168,020	—
Common Stock Issued for Share-Based Payment Arrangements	350,250	261,454
Common Stock Canceled pursuant to Settlement Agreement	—	(131,508)
Common Stock Issued for Acquisition of Business Entity	22	—
Conversion of Preferred Stock to Common Stock	—	674,315
Cancellation of Indebtedness for Common Stock	6,000,000	—
Total Non Cash Investing and Financing Activities	$6,518,292	$811,461

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc. ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. See also Note 13 - Subsequent Events, Items (b) and (c). The unaudited condensed consolidated financial statements and related notes reflect the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation subsequent to the current period. To be clear, references to the former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this presentation to aid the reader in understanding the current period presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004. The Company prepared the condensed consolidated financial statements following the requirements of the rules promulgated by the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s). Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2.	Recently Adopted Accounting Standards.

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), was issued. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees. SFAS 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. The Company adopted reporting under SFAS 123R, effective July 1, 2005 and began recognizing the cost of equity-based compensation using the modified prospective application method, whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. See also Note 8 - Share-Based Payment Arrangements.

Note 3.	Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at September 30, 2005 has an accumulated deficit, net of dividends, of $64,016,800, a working capital deficit of $5,885,991 and its total liabilities exceeded its total assets by $3,497,938. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations for approximately seven years. Although the Company had no formal commitment from the Chairman to fund the Company’s operating requirements for the 2005 year, the Company received short term demand loans from the Chairman during the first half of the 2005 year to continue its operations. As of September 30, 2005, the Company’s indebtedness to the Chairman consists of $4,302,500, plus accrued interest of $147,412. See also Note 6 - Loans Payable - Related Party. On June 2, 2005, the Company (and the Chairman for added security) signed a Promissory Note with a national institution granting access to funds in the amount of $2,000,000, which may be drawn against from time to time by the Company for operations. See Note 7 - Note Payable - Other. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing sales while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued support from the Chairman, and obtaining additional funding to support longer term capital requirements. If management is unsuccessful in obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 4.	Inventories.

Components of Inventories were:
	September 30, 2005	December 31, 2004
Raw Materials	$339,676	$61,258
Finished Goods	497,131	187,781
Total	$836,807	$249,039

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.	Lines of Credit.

Lines of Credit are comprised of the following:

	September 30, 2005	December 31, 2004
$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of the LaPolla Subsidiary and a personal guarantee from the Chairman.	$62,665	$219,152

$500,000 Line of Credit, maturing January 1, 2006, bears interest at a floating prime rate per annum, secured by all of the assets of the Company and the Chairman as a co-borrower.	499,918	499,918
Total Lines of Credit	$562,582	$719,070

Note 6.	Loans Payable - Related Party.

Loans Payable - Related Party is comprised of funds loaned to the Company for working capital and other corporate purposes from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum through December 31, 2004, and at 6% per annum for the nine months ended September 30, 2005. During the period from January 1, 2005 to May 20, 2005, the Chairman loaned the Company funds aggregating $4,302,500; $2,000,000 of which was used for the purchase of the LaPolla Subsidiary on February 11, 2005.

Note 7.	Note Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting the Company access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company. During the third quarter, the Company used $750,000, which added to the $500,000 used during the second quarter of 2005, represents the balance as of September 30, 2005. The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”), and has a maturity date of June 1, 2006. See also Note 13 - Subsequent Events, Item (a).

Note 8.	Share-Based Payment Arrangements.

The Company adopted reporting under SFAS 123R, effective July 1, 2005. See Note 2 - Recently Adopted Accounting Standards. Previously, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”, the Company elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value and restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the date the shares of restricted common stock were earned and vested. Prior to the adoption of the SFAS 123R, no compensation expense was ever recognized for stock options while compensation expense was recognized for restricted common stock only on the date when the shares were earned and vested. The Company has elected to use the modified prospective method, which requires compensation expense for all awards granted from the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, to be recorded. The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will begin using a lattice-based option valuation model to calculate compensation expense over the requisite service period of a grant(s). The Company uses historical data starting after November 5, 2004 for estimated forfeitures and volatility based on the concentration of operating activities for the preceding seven years being related to the RSM Products, which were discontinued on November 5, 2004.

During the third quarter of 2005, the Company had four share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $173,380 and $1,060, respectively, for the three months ended September 30, 2005 and 2004, respectively, and $518,270 and $261,454, respectively, for the nine months ended September 30, 2005 and 2004, respectively.

Equity Incentive Plan

The Company’s Equity Incentive Plan (“Equity Plan”), which is shareholder-approved, permits the grant of share options and shares to its employees for up to 3,250,000 shares of common stock. The Equity Plan replaced the Key Employee Stock Option Plan. The 2000 Stock Purchase and Option Plan, which was shareholder-approved, was amended by the Company to change its name to the Key Employee Stock Option Plan, combine its terms and conditions with the 2002 Stock Option Plan (which was also shareholder-approved), and eliminate consultants and directors as Eligible Persons. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides, among other things, financial performance measures upon which specific performance goals applicable to certain awards would be based and limits on the numbers of shares or compensation that could be made subject to certain awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Share options and shares may provide for accelerated vesting if there is a change in control (as defined in the Equity Plan). As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for share options. Therefore, certain portions of the following analysis only relate to share options beginning as of the adoption date for the current period presentation.

Index

The fair value of each share option and share is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected Volatility	152.73% - 152.95%	—	152.73% - 152.95%	—
Weighted-Average Volatility	152.92%	—	152.92%	—
Expected Dividends	—	—	—	—
Expected Term (in years)	1.2 - 6	—	1.2 - 6	—
Risk Free Rate	2.879% - 3.259%	—	2.879% - 3.259%	—

A summary of option activity under the Equity Plan as of September 30, 2005, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	115,321	$3.16
Granted	2,954,680.67
Exercised	—	—
Forfeited or Expired	(50,133)	.86
Outstanding at September 30, 2005	3,019,868	$.76	1.81	$2,300,635
Exercisable at September 30, 2005	113,368	$3.11	1.13	$353,085

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 was $.56. There were no options exercised during the three months ended September 30, 2005.

A summary of the status of the nonvested share options under the Equity Plan as of September 30, 2005, and changes beginning from the date of adoption of SFAS 123R to the nine months then ended is presented below:

Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	24,000	$.49
Granted	2,940,000.57
Vested	(12,500)	.29
Forfeited	(45,000)	.64
Nonvested at September 30, 2005	2,906,500	$.57

As of September 30, 2005, there was $1,540,018 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Plan. The cost is expected to be recognized over a weighted-average period of 2.73 years. During the three months ended September 30, 2005, the Company accelerated the vesting of an aggregate of 12,500 out-of-the-money options held by the CEO (6,500 options) and two employees (6,000 options). As a result of that modification, the Company recognized additional compensation expense of $3,626 in the current period. The total fair value of share options vested during the three months ended September 30, 2005 was $3,626.

Director Compensation Plan

The Company’s Director Compensation Plan (“Director Plan”), which is shareholder-approved, permits the grant of up to 1,600,000 shares of restricted common stock to non-employee directors only. Each non-employee director who is then serving as a member of the Board is automatically granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period).  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on May 28, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognized his personal cost for substantially funding the Company and acting as Chairman of the Board without adequate compensation over a three-year period prior to the date of the grant. This one-time grant vests at the end of each year at the rate of 25% per year. The Company does not consider the shares of restricted common stock granted and issued under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are issued by the Company with a second restriction and held in the custody of the Company until such time that they are earned and vested.

Index

At September 30, 2005, there were 364,000 shares of restricted common stock granted and issued but held in the custody of the Company (until they are earned and vested), of which 292,000 shares are for the last 25% of the one time grant scheduled to vest on May 28, 2006 and 72,000 are for automatic grants awarded at the annual meeting of stockholders held on June 29, 2005 which vest at the next annual meeting of stockholders scheduled for May 23, 2006. The compensation cost that has been charged against income for the Director Plan was $44,676 and $-0-, respectively, for the three months ended September 30, 2005 and 2004, respectively, and $383,966 and $251,820, respectively, for the nine months ended September 30, 2005 and 2004, respectively. Prior to the adoption of SFAS 123R, compensation expense was recognized under the Director Plan only on the date when the shares were earned and vested. Therefore, the grant date fair value portions of the following analysis only take into consideration the 364,000 shares of restricted common stock granted and nonvested as described above for the current period presentation. The fair value of each award is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed, where applicable. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate award vesting and director termination within the valuation model and the straight-line method for attribution of compensation expense. The expected term of the of the awards are derived from the output of the valuation model and represent the period of time that awards granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected Volatility	152.73%	—	152.73%	—
Weighted-Average Volatility	152.73%	—	152.73%	—
Expected Dividends	—	—	—	—
Expected Term (in years)	.9	—	.9	—
Risk Free Rate	3.259%	—	3.259%	—

A summary of awards activity under the Director Plan as of September 30, 2005, and changes during the nine months then ended is presented below:
Awards	Shares	Aggregate Intrinsic Value
Outstanding at January 1, 2005	652,767
Granted	72,000
Vested	360,767
Forfeited or Expired	—
Outstanding at September 30, 2005	364,000	$309,400

A summary of the status of the nonvested awards under the Director Plan as of September 30, 2005, and changes beginning from the date of adoption of SFAS 123R to the nine months then ended is presented below:

Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	364,000	$162,000
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2005	364,000	$162,000

As of September 30, 2005, there was $117,324 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Plan. The cost is expected to be recognized over a weighted-average period of .65 years. The total fair value of awards vested during the three months ended September 30, 2005 and 2004, respectively, was $-0- and $-0-, respectively, and nine months ended September 30, 2005 and 2004, respectively, was $339,290 and $251,820, respectively.

Non Plan Restricted Stock Options

The Company grants restricted options from time to time for special circumstances ("Non Plan Options").  The Company did not grant any Non Plan Options during 2004 or the three and nine months ended September 30, 2005.  At January 1, 2005, there were 70,000 Non Plan Options outstanding, of which 20,000 were vested and 50,000 nonvested. During the three months ended September 30, 2005, the Company accelerated the vesting of the 50,000 outstanding and nonvested options, which not only were out-of-the-money but the expected term was also expired in 2004. Therefore, notwithstanding the aforementioned acceleration, no fair value existed or was recorded for current period for Non Plan Options. As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for any share options.

Restricted Stock Grants - Employment Agreements

During the three months ended September 30, 2005, the Company accelerated and issued an aggregate of 8,000 shares of restricted common stock to the CEO, originally scheduled to vest in 4,000 share increments at the end of the third and fourth quarters of 2005 as other compensation, pursuant to an employment agreement, which were valued and recorded at $5,360. As described above, the Company did not recognize the fair value of restricted stock awards prior to the adoption of SFAS 123R until such time that they were earned and vested. As of September 30, 2005, there were no outstanding restricted stock grants.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 9.	(Loss) Per Share - Basic and Diluted.

The table below presents the computation of basic and diluted (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss):
Continued Operations	$(649,953)	$(494,677)	$(2,818,098)	$(2,086,537)
Discontinued Operations	$349,117	$(1,745,463)	$24,526	$(3,399,643)
Total Net (Loss)	$(300,836)	$(2,240,140)	$(2,793,572)	$(5,486,180)
Diluted Shares	50,306,865	28,921,173	50,351,466	28,830,536
(Loss) Per Share-Basic and Diluted	(0.006)	(0.077)	(0.055)	(0.190)

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 364,000 and 680,000 shares, respectively, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the Director Compensation Plan, (ii) exercise of 183,368 and 213,774 vested stock options, respectively, and (iii) conversion of securities (preferred stock) convertible into 2,250 and 2,250 shares, respectively, of common stock, for the three and nine months ended September 30, 2005 and 2004, respectively.

Note 10.	Discontinued Operations.

On November 5, 2004, the Company discontinued the operations of its RSM Technologies, Inc. business (“RSM Subsidiary”). The operations of the RSM Subsidiary related to two products lines: Application Systems and Coatings. The consolidated financial statements and the related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of the RSM Subsidiary as a discontinued operation.

The following is a summary of the net assets of and liabilities from discontinued operations:

	September 30, 2005	December 31, 2004
Cash	$—	$438
Prepaid Expenses	2,500	—
Accounts Payable	(235,397)	(663,601)
Reserve for Litigation	(140,642)	(525,000)
Total	$(373,539)	$(1,188,163)

Note 11.	Merger of Subsidiary.

Effective April 1, 2005, Infiniti Products, Inc. (“Infiniti Subsidiary”), a Florida corporation, merged with and into the LaPolla Subsidiary, an Arizona corporation, whereupon the separate existence of Infiniti ceased and the LaPolla Subsidiary continued as the surviving corporation.

Note 12.	Business Segment Information.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related information” (“SFAS 131”) requires disclosure of net profit or loss, certain specific sales and expense items and certain asset items by reportable segments and how reportable segments are determined. This statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief decision-maker to assess performance and allocate resources.

Effective April 1, 2005, the Company determined that it had two distinct business segments. These two business segments were defined as Corporate and LaPolla Products. On April 1, 2005, the Company’s Infiniti Subsidiary (See Note 10 - Merger of Subsidiary) merged with and into the LaPolla Subsidiary and, therefore, the Infiniti Subsidiary business segment, formerly reflected as Infiniti Products, has been combined with and into the LaPolla Products segment.

The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of LaPolla Industries, Inc.; and
(ii)	LaPolla Products was derived from the financial data of the LaPolla Subsidiary.

Index

The following table reflects certain business segment financial data as of and for the nine months ended September 30, 2005:

	Corporate		LaPolla Products	Total
Sales	$	---	$13,223,289	$13,223,289
Gross Profit	$	---	$2,695,594	$2,695,594
Operating (Loss)		$(2,243,354)	$(574,744)	$(2,818,098)
Capital Expenditures (Net of Capital Leases)		$81,728	$434,930	$516,658
Depreciation and Amortization Expense		$60,278	$47,631	$107,909
Identifiable Assets		$2,883,885	$4,854,563	$7,738,448

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and the related business segment, formerly reflected as RSM Products, was eliminated at that time. The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements. See also Note 10 - Discontinued Operations.

On October 1, 2005, the Company merged its LaPolla Subsidiary into itself. See also Note 11 - Merger of Subsidiary and Note 13 - Subsequent Events, Item (b). Based on the recent mergers, the Company, in future reporting periods, will no longer provide business segment data and information using the above business segment format. The Company is in the process of developing a new business segment reporting format, which will report the data and information required under SFAS 131 by product categories in future reporting periods.

Note 13.	Subsequent Events.

(a)  The Company borrowed an additional $250,000 under the Note Payable for working capital purposes. See Note 7. Note Payable - Other.

(b)  Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, the LaPolla Subsidiary, an Arizona corporation, into itself pursuant to the resolution of the board of directors of each respective entity, whereupon the separate existence of the LaPolla Subsidiary ceased and IFT Corporation continued as the surviving corporation.

(c)  Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005

As used in this report, "LaPolla" and the "Company" or "Us" or "We" or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires. Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc. ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The financial review reflects the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation immediately after the end of the current period. To be clear, references to this former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this review to aid the reader in understanding the current period review. The financial review below presents our operating results for the three and nine months ended September 30, 2005 and 2004, and our financial condition at September 30, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2005 above.

Overview

We are a public business enterprise that markets, sells, manufactures and distributes acrylic roof coatings, roof paints, sealers, roofing adhesives, polyurethane foam and wall systems, and other related products to the commercial/industrial construction and home improvement retail chain store markets. Prior to October 1, 2005, we were organized under a holding company and subsidiary structure. At September 30, 2004, we had two active subsidiaries, Infiniti Products, Inc. (“Infiniti Subsidiary”) and RSM Technologies, Inc. (“RSM Subsidiary”). We acquired our Infiniti Subsidiary, which was a Florida based coatings, sealants, paints, and foam distributor, effective September 1, 2001, to among other things, diversify our product lines (“Infiniti Products”). Our Infiniti Subsidiary started manufacturing some of its Infiniti Products instead of using outside toll blenders during the third quarter of 2004 as part of a strategy to become a manufacturer in addition to being a distributor for the Southeastern United States. On November 5, 2004, we discontinued the operations of our RSM Subsidiary and resulting RSM Products. The financial information relating to our discontinued RSM Subsidiary operations are reported and discussed as discontinued operations in our financial statements and this review. We implemented an aggressive sales and marketing strategy after discontinuing our RSM Products to substantially grow our Infiniti Products sales. During the first quarter of 2005, we engaged additional sales and marketing personnel in connection with our first acquisition to support our new strategic growth plan. On February 11, 2005, we closed our acquisition of the LaPolla Subsidiary, an Arizona based manufacturer of acrylic roof coatings and sealers, and provider of polyurethane foam systems to the commercial/industrial construction markets. We acquired 100% of the capital stock of the LaPolla Subsidiary for $2 Million in cash and stock. The LaPolla Subsidiary marketed, sold, manufactured and distributed acrylic roof coatings, sealers, and polyurethane foam systems to the commercial/industrial construction markets (“LaPolla Products”). The LaPolla™ name has been recognized in the Southwestern United States for over 27 years by roofing contractors, building owners and design professionals. The acquisition broadened our customer base and established us as a leader in the roof coatings industry. Effective April 1, 2005, our Infiniti Subsidiary merged with and into our LaPolla Subsidiary, whereupon the separate existence of our Infiniti Subsidiary ceased and the LaPolla Subsidiary continued as the surviving corporation. To be clear, references to our former wholly owned subsidiary, Infiniti Products, Inc., are reflected as “Infiniti Subsidiary” or “Infiniti Products”; our Infiniti Products and LaPolla Products are sometimes collectively referred to as “Comprehensive Products”; and our Infiniti Subsidiary and LaPolla Subsidiary are sometimes collectively referred to as “Combined Subsidiary”, where applicable, to aid the reader in understanding the current period review.

We are continuing to attract and recruit the best available talent to manage our existing and further propel our growth. Our sales offices are located in Texas, Florida, Arizona, Georgia, California, and Pennsylvania. LaPolla operates two manufacturing plants located in Tempe, Arizona and Deerfield Beach, Florida, and uses public warehousing in a multitude of locations throughout the United States to service customers. We moved our corporate headquarters to Houston, Texas during the third quarter of 2005, and will begin manufacturing products at this location in the fourth quarter of 2005.

Results of Operations

We operated our business on the basis of two reportable segments, which we refer to as Corporate and LaPolla Products, during the third quarter of 2005. LaPolla Products are collectively referred to as “Coatings, Sealants and Other Products” in our condensed consolidated financial statements for this reporting period.
The following table compares 2005 and 2004 sales for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Coatings, Sealants and Other Products	$5,559,461	$521,852	$13,223,289	$1,569,378
Total Sales	$5,559,461	$521,852	$13,223,289	$1,569,378

The $5,037,609 or 965% increase in sales for the three months ended September 30, 2005 compared to the same 2004 period was primarily the result of an increase due to strong demand for our Comprehensive Products as compared to just our Infiniti Products in 2004. The increase in sales of $11,653,911, which represents an increase of 743% in sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due primarily to sales of our Infiniti Products in the amount of $799,815, LaPolla Products of $1,657,838 and Comprehensive Products of $9,196,258 compared to just our Infiniti Products of $1,569,378.

Index

Our cost of sales for the three months ended September 30, 2005 was $4,306,491, or 78%, as compared to $430,133, or 82%, for the three months ended September 30, 2004. The increase in the total cost of sales of $3,876,358 was primarily due to increased purchases of the raw materials and finished goods relating to the manufacturing and distribution of our Comprehensive Products as compared to just our Infiniti Products for 2004. This 4% decrease in cost of sales as a percentage of sales from the comparable 2004 period is attributable to the mix of Comprehensive Product margins as compared to just our Infiniti Products. For the nine months ended September 30, 2005, our cost of sales was $10,527,695, or 80%, as compared to $1,253,637, or 80%, for the nine months ended September 20, 2004. The $9,274,058 increase in cost of sales for the nine months ended September 30, 2005 compared to the same 2004 period was due primarily to cost of sales relating to our Infiniti Products in the amount of $578,606, LaPolla Products of $1,534,396 and Comprehensive Products of $8,414,693 compared to just our Infiniti Products of $1,253,637. Our cost of sales includes $73,861 and $14,235 for direct labor, receiving, purchasing and inspection, respectively, and $114,697 and $10,297 inbound and outbound freight, respectively, for the three months ended September 30, 2005 for our Combined Subsidiary and September 30, 2004 for our Infiniti Subsidiary, respectively. For the nine months ended September 30, 2005, our cost of sales include direct labor, receiving, purchasing and inspection, respectively, and inbound and outbound freight, respectively, of $8,900 and $9,331 for our Infiniti Subsidiary, $-0- and $18,095 for our LaPolla Subsidiary and $63,329 and $212,711 for our Combined Subsidiary, respectively, versus $23,972 and $25,169 for just our Infiniti Subsidiary, respectively, for the comparable 2004 period.

Gross profit as a percentage for the third quarter of 2005 was 22% of sales, which represents a 4 percentage point increase from the 18% rate for the third quarter of 2004. Our gross profit percentage increased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of an increase in sales of higher margin products as compared to lower margin products. The gross profit percentage of 20% did not change in the first nine months of 2005 compared to the nine months ended September 30, 2004.

Selling, general and administrative, or SG&A, expenses were $1,637,348 or 29% of sales, in the third quarter of 2005, of which $551,851 was for Corporate and $1,085,497 was for our Combined Subsidiary compared to $331,853, or 64% of sales, in the third quarter of 2004, of which $158,468 was for Corporate and $173,385 for our Infiniti Subsidiary. This $1,305,495 increase in SG&A expense dollars in the third quarter of 2005 compared to the third quarter of 2004 is primarily the result of expenses related to Corporate and our Combined Subsidiary, as compared to just Corporate and our Infiniti Subsidiary. For the nine months ended September 30, 2005, our SG&A expenses were $4,569,904 as compared to $1,630,267 for the comparable 2004 period. The $2,939,637 increase in SG&A expenses for the nine months ended September 30, 2005 compared to the same 2004 period was due primarily to expenses related to Corporate of $1,502,676, our Infiniti Subsidiary of $383,965, LaPolla Subsidiary of $534,524, and Combined Subsidiary of $2,148,739 compared to just Corporate of $1,039,247 and our Infiniti Subsidiary of $591,020. The SG&A as a percent of our sales was 35 % for the nine months ended September 30, 2005 as compared to greater than 100% for the same 2004 period. The increase in SG&A expense dollars was a result of higher selling and marketing expenses in support of our sales growth, additional sales personnel, promotion and advertising costs, investor relations, and American Stock Exchange fees, sales travel, opening new sales offices, various insurance coverage premium increases connected to sales growth, opening warehouses in strategic locations nationally, stock compensation expenses to officers and directors, and relocating our corporate headquarters to Houston, Texas.

Professional fees consist of accounting, auditing, and legal fees. Our professional fees for the three months ended September 30, 2005 were $45,465, of which $29,877 was for Corporate and $15,588 was for our Combined Subsidiary as compared to $57,000, of which $56,539 was for Corporate and $461 was for our Infiniti Subsidiary for the comparable 2004 period. The decrease of $11,535 was primarily due to a decrease in attorney’s fees for past and current litigation related to Corporate. For the nine months ended September 30, 2005, our professional fees were $438,682, of which $355,967 was for Corporate, $75 was for our Infiniti Subsidiary, $19,117 was for our LaPolla Subsidiary, and $63,523 was for our Combined Subsidiary as compared to $322,521, of which $316,914 was for Corporate and $5,607 was for our Infiniti Subsidiary, in the comparable period in 2004. The $116,162 increase in professional fees in the first nine months of 2005 compared to the same 2004 period was primarily the result of an increase in attorney’s fees related to past and current Corporate litigation as well as auditing and accounting fees related to our acquisition of the LaPolla Subsidiary.

Our depreciation and amortization expense was $41,951 for the third quarter of 2005, of which $18,936 was for Corporate and $23,015 was for our Combined Subsidiary compared to $16,424 for the third quarter of 2004, of which $15,834 was for Corporate and $590 was for our Infiniti Subsidiary. The increase of $25,527 was primarily the result of purchasing property, plant and equipment for our manufacturing plants in Florida, Arizona and Texas and amortization of our intangible assets relating to the acquisition of our LaPolla Subsidiary. For the nine months ended September 30, 2005, our depreciation and amortization expense was $107,909, of which $60,278 was for Corporate, $6,656 was for our Infiniti Subsidiary, $2,076 was for our LaPolla Subsidiary, and $38,899 was for our Combined Subsidiary, while our depreciation and amortization expense was $58,092 for the comparable 2004 period, of which $56,442 was for Corporate and $1,650 was for our Infiniti Subsidiary. The $49,817 increase in depreciation and amortization expense in the first nine months of 2005 compared to the same 2004 period was primarily due to the acquisition of additional property, plant and equipment from our acquisition of the LaPolla Subsidiary, additional purchases of property, plant and equipment for our manufacturing and distribution facilities in Florida, Arizona and Texas, and amortization of our intangible assets in connection with our acquisition of the LaPolla Subsidiary.

We did not incur any research and development costs in the three or nine months ended September 30, 2005 or 2004.

Consulting fees for the three months ended September 30, 2005 were $69,516, of which $40,580 was for Corporate and $28,936 was for the Combined Subsidiary as compared to $51,144 for the three months ended September 30, 2004, of which $45,902 was for Corporate and $5,242 was for our Infiniti Subsidiary. For the nine months ended September 30, 2005, consulting fees were $194,908, of which $116,538 was for Corporate, $12,445 was for our Infiniti Subsidiary, $10,558 was for our LaPolla Subsidiary and $55,367 was for our Combined Subsidiary as compared to $122,137 for the nine months ended September 30, 2004, of which $116,125 was for Corporate and $6,012 was for our Infiniti Subsidiary. The $72,771increase for the nine months ended September 30, 2005 as compared to the same period in 2004 was the result of an increase in the number and type of consultants engaged to provide business and financial consulting services to us.

Index

For the three months ended September 30, 2005, our interest expense was $113,901, of which $108,254 was for Corporate and $5,647 was for our Combined Subsidiary as compared to $111,407 for the three months ended September 30, 2004, of which $101,401 was for Corporate and $10,006 was for our Infiniti Subsidiary. Our interest expense for the nine months ended September 30, 2005 was $224,783, of which $210,553 was for Corporate, $3,565 was for our Infiniti Subsidiary, $4,485 was for our LaPolla Subsidiary, and $6,180 was for our Combined Subsidiary as compared to $250,693 for the nine months ended September 30, 2004, of which $202,036 was for Corporate and $48,657 was for our Infiniti Subsidiary. The decreases were primarily attributable to a decrease in the interest rate on loans payable - related party from 9% per annum for the 2004 year to 6% per annum for the 2005 year, partially offset by an increase from the note payable - other commencing on June 1, 2005. In addition, the principal balance on the loans payable - related party was $4,302,500 with accrued interest of $147,412 as of September 30, 2005, as compared to a principal balance of $4,885,000 with accrued interest of $184,898 as of September 30, 2004. Moreover, the principal balance on the note payable - other was $1,250,000 with accrued interest of $16,751 for the nine months ended September 30, 2005 as compared to $ -0- in 2004.

Other income in the three months ended September 30, 2005 was $5,269 and other expense was $12, all of which related to our Combined Subsidiary, as compared to $ -0- other income and other expense for the comparable 2004 period. Other income for the nine months ended September 30, 2005 was $19,847 and other expense of $12, all of which related to our Combined Subsidiary, as compared to $ -0- for the comparable period in 2004.

The income from discontinued operations for the three months ended September 30, 2005 was $349,117 compared to a loss of $1,745,463 for the three months ended September 30, 2004. The income of $349,117 resulted primarily from a gain related to the disposition of prior written off machinery and equipment during the third quarter of 2005, partially offset by a nominal rent expense, revised estimate related to our discontinued operations reserve for litigation and accrued workman’s compensation liability. Our income from discontinued operations for the nine months ended September 30, 2005 was $24,526 compared to a loss of $3,399,643 for the nine months ended September 30, 2004. The income of $24,526 resulted primarily from a gain related to the disposition of prior written off machinery and equipment during the third quarter of 2005, partially offset by a nominal rent expense, revised estimate related to our discontinued operations reserve for litigation and accrued workman’s compensation liability.

Financial Condition, Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations, levels of accounts receivable, inventories, accounts payable and capital expenditures, funds required for acquisitions, adequate credit facilities, and financial flexibility to attract long term capital on satisfactory terms. Historically, we have generated insufficient cash from operations to meet our working capital requirements and have relied principally on related party funding from our Chairman over the past six years and outside investors to meet our working capital and other corporate needs. With the discontinuation of our RSM Products business segment, the acquisition of the LaPolla Subsidiary, merger of the Infiniti Subsidiary with and into the LaPolla Subsidiary, merger of the LaPolla Subsidiary with and into LaPolla, in conjunction with our initial and continuing retention of additional sales and marketing personnel during the first three quarters of 2005, we are experiencing substantial improvement in our ability to generate enough cash from our operations to meet our working capital requirements. The net cash used in operating activities for the nine months ended September 30, 2005 was $2,898,203 compared to cash used of $4,612,561 for the nine months ended September 30, 2004. The decrease in net cash used in operating activities of $1,714,358 was primarily due to the discontinuation of our RSM Subsidiary, partially offset by an increase in cash required to fund growth in trade receivables, and a net increase in cash required to fund changes in other net operating assets and liabilities. We were required to expend certain funds during the first three quarters of 2005 to enhance our infrastructure to be able to effectively manage the growth surge we are continuing to experience in our sales, which included attracting and retaining new executives, integrating our LaPolla Subsidiary, creating sales, marketing and promotional materials, rolling out our LaPolla Products in national trade shows, implementing new software to centralize accounting processes, satisfying non-recurring liabilities related to our discontinued RSM Products business, adding more sales personnel to open up new markets for our Comprehensive Products in strategic locations, identifying and setting up a multitude of geographically situated public warehouses to support our national sales strategies, and relocating our corporate offices to Texas.

Net cash used in investing activities in the first nine months of 2005 was $2,308,067 as compared to $141,737 in the comparable 2004 period. We invested $307,959 in property, plant and equipment during the nine months ended September 30, 2005 compared to $154,157 during the same period in 2004. Additionally, we invested $1,931,825, which is $2,000,000 net of $68,175 cash acquired, for the acquisition of our LaPolla Subsidiary, of which $1,384,707 was capitalized as goodwill and other intangible assets. Net cash used in investing activities also includes $68,283 used for and $12,420 provided by deposits and other non-current assets during the nine months ended September 30, 2005 and 2004, respectively.

Net cash provided by financing activities was $5,539,511 in the first nine months of 2005 compared to net cash provided by financing activities of $4,782,154 in the first nine months of 2004. During the first nine months of 2005, we repaid $164,500, $181,805, and $1,778, respectively, as compared to $9,600, $43,806, and $1,482, respectively, on our lines of credit, long term debt, and capital lease obligations, respectively, in the first nine months of 2004. During the first nine months of 2005, we borrowed $8,012, $4,302,500, and $1,250,000, respectively, as compared to $12,042, $4,825,000, and $-0-, respectively, from our lines of credit, loans payable - related party, and note payable - other, respectively, in the first nine months of 2004. We had proceeds from issuance of long term debt in the amount of $327,082 for the nine months ended September 30, 2005 compared to $-0- for the same period in 2004.

As of September 30, 2005, we had $357,706 of cash on hand as compared to $24,465 at December 31, 2004, representing a net increase in cash of $333,241 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, our working capital deficit decreased $1,900,680 from a deficit of $7,786,671 as of December 31, 2004 to a deficit of $5,885,991 as of September 30, 2005. This decrease in the working capital deficit resulted from a decrease of $1,367,500 in loans payable - related party and a decrease in interest of $138,454 due to the Chairman from debt cancellation, a $2,774,761increase in accounts payable, a $39,518 decrease in accrued expenses and other current liabilities and an increase of $143,498 in long-term debt, after taking into account a $2,878,435 increase in net accounts receivable, an increase in inventory of $587,768, a $156,488 decrease in the lines of credit, an increase of $158,070 in prepaid expenses and other current assets, and a decrease of $812,562 in liabilities from discontinued operations. We also had an increase in the reserve for litigation in the amount of $160,378.

Index

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our existing credit facilities, will provide us with sufficient resources to meet our working capital requirements during the remainder of this year and into the first quarter of 2006. Based on our sales growth trend, we will require additional funds to maintain and further improve our financial relationships with our main vendors and to fund growth in our trade receivables. The Chairman has loaned us $4,302,500 and is a co-borrower or has personally guaranteed $2,524,080 for added security on lines of credit, vendor accounts, and a note payable, which we are responsible to repay or otherwise settle. Based on the foregoing, the Company is anticipating raising monies during the fourth quarter of 2005 and first quarter of 2006, through private placements of debt or equity, to obtain sufficient resources to meet its long term working capital requirements, debt service and other cash needs over the next twelve months or until we repay or settle the financial matters between us and the Chairman and become self sufficient with the cash received from our operating activities to operate our business without outside financial assistance. There can be no assurance that the Company will be able to obtain any funds, or if obtainable, on terms that are commercially feasible.

Forward Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) financial position and results of operations, including SG&A expense targets and effects on income from continuing operations; (b) cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) sales and margins; (d) sources, amounts, and concentration of sales; (e) costs and expenses; (f) accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, restructuring, and warranty, and product returns; (g) operations, supply chain, quality control, and manufacturing supply, capacity, and facilities; (h) products and services, price of products, product lines, and product and sales channel mix; (i) relationship with customers, suppliers and strategic partners; (j) raw material variations, substrate preparation, application specifications, operator techniques, and ambient weather fluctuations; (k) acquisition and disposition activity; (l) credit facility and ability to raise capital; (m) real estate lease arrangements; (n) global economic, social, and geopolitical conditions; (o) industry trends and our response to these trends; (p) tax position and audits; (q) cost-reduction efforts, including workforce reductions, and the effect on employees; (r) sources of competition; (s) protection of intellectual property; (t) outcome and effect of current and potential future litigation; (u) research and development efforts; (v) future lease obligations and other commitments and liabilities; (w) common stock, including trading price; (x) security of computer systems; and (y) changes in accounting policies and practices. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LaPolla have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Part II, Item 1 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, as may be amended from time to time, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2005, we issued restricted common stock for a certain private transaction, in reliance on Section 4(2) of the Act, as described below:

(a)  On July 12, 2005, we issued an aggregate of 8,000 shares of restricted common stock to our CEO, originally scheduled to vest in 4,000 share increments at the end of the third and fourth quarters of 2005 as other compensation, pursuant to his employment agreement, which were valued and recorded at $5,360.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

An Information Statement was provided to all of our stockholders to comply with the requirements of Section 14(c) of the Securities Exchange Act of 1934, as amended, and to provide information to all stockholders in connection with actions by written consent taken on July 12, 2005 by certain stockholders collectively owning 75.06% of our outstanding shares of common stock as of the record date of July 11, 2005. Such action constituted the approval and consent of stockholders representing a sufficient percentage of the total outstanding shares of common stock to approve the proposed Equity Incentive Plan. Accordingly, the actions were not submitted to our other stockholders for a vote. The written consent became effective on August 31, 2005.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 19.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: 11/14/05	By:	/s/ Michael T. Adams
Michael T. Adams
CEO

LAPOLLA INDUSTRIES, INC.

Date: 11/14/05	By:	/s/ C. David Stearnes, CFO
C. David Stearnes
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