Form 10-K/A
period 2004-12-31
LAPOLLA INDUSTRIES INC
filed 2006-03-30
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

Commission File No. 001-31354

LaPolla Industries, Inc.
(formerly known as IFT Corporation)
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Intercontinental Business Park
15402 Vantage Parkway East, Suite 322	77032
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

(281) 219-4700
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEMS AMENDED HEREBY

As used in this amended report, “LaPolla” and the “Company” or “Us” or “We” or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, unless the context otherwise requires. Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc. ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The information presented herein reflects the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. located in Arizona that was acquired on February 11, 2005 and merged into IFT Corporation as described above. Please find below a description of the items amended hereby:

(A)  Reclassification of Continuing and Discontinued Operations - The Company reevaluated the consolidated financial statements and related notes as originally presented and filed with the Securities and Exchange Commission (“SEC”) based on comments received from the SEC regarding the manner in which the continuing and discontinued operations were originally presented and determined that certain reclassifications were required to make the presentation conform to applicable accounting principles. The Company discontinued certain operations that took place during the years 2000 throughout 2004. At December 31, 2004, the current operations in effect related to the public company itself as a holding company and one wholly owned subsidiary, Infiniti Products, Inc. (“Infiniti Subsidiary”). The Infiniti Subsidiary was acquired effective September 1, 2001. The original report filed with the SEC did not fully separate and segregate all of the financial and other related information related to our discontinued operations for the periods presented from our continuing operations. The aggregate financial data originally presented was not affected by the reclassification. The Company reclassified the financial data for all periods presented.

(B)  Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reevaluated the Consolidated Statements of Operations as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which other similarly situated public companies, like LaPolla, record certain direct labor expenses, shipping and handling costs, and warehousing costs, and determined that certain reclassifications were required to make the Company’s Consolidated Statements of Operations comparable to other similarly situated public companies. The Company recorded certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs, and warehousing costs as Selling, General and Administrative for the years 2001 through 2004. The aggregate amount of costs and expenses of the Company originally presented were not affected by these reclassifications. The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for all applicable periods presented.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company reevaluated the consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the allowance for doubtful accounts was calculated and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. As described in paragraph (A) above, the Company discontinued certain operations, one of which was its wholly-owned subsidiary RSM Technologies, Inc. (“RSM Subsidiary”), on November 5, 2004. The RSM Subsidiary’s operations related to the former RSM Products, which products were initially distributed through the Infiniti Subsidiary. The Infiniti Subsidiary also distributed its own Infiniti Products. The Infiniti Subsidiary’s accounting policy with respect to the method and percentages used to determine the valuation allowance for uncollectible receivables was based primarily on the historical data relating to bad debts of the former RSM products. The Company, after reclassifying the financial data relating to the discontinued operations from the continuing operations as described in paragraph (A), reevaluated the historical data relating to bad debts for the Infiniti Products and determined a change in method and percentages used to calculate the valuation allowance for uncollectible receivables was required. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company changed the method from the aging method to the percentage-of-sales method and adjusted the percentage used to match the historical data relating to bad debts and credit sales of the Infiniti Products. The Company restated the allowance for doubtful accounts on the Consolidated Balance Sheets and Bad Debt expense included in the Selling, General and Administrative line item on the Consolidated Statements of Operations for all applicable periods presented.

(D)  Restatement of Inventory and Cost of Sales - The Company reevaluated the consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC in paragraph (B) above and Accounting Research Bulletin 43, Chapter 4, regarding the manner in which the acquisition and production costs relating to inventory were recorded and determined that a restatement of the value of inventory was necessary to make the presentation conform to applicable accounting principles. The Company recorded certain acquisition and production direct and indirect costs in the Costs of Sales line item related to manufacturing and distribution operations which should have been capitalized and included as part of the cost of acquisition and production of inventory. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications described in paragraphs (A) and (B) and restatement in paragraph (C) above, restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for all applicable periods presented.

(E)  Loss Per Share and Dividends on Preferred Stock - The Company reevaluated the Consolidated Statement of Operations as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the Loss Per Share amounts were originally presented and determined that a change in the presentation was required to make the presentation conform to applicable accounting principles. The Company did not include the Dividends on Preferred Stock amounts on the face of the Consolidated Statement of Operations when these amounts should have been included in the presentation. The Company added the Dividends on Preferred Stock amounts for all applicable periods presented.

(F)  Reclassification of Related Party Payable - The Company reevaluated the Consolidated Balance Sheets as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the Loans Payable - Related Party amounts were originally presented and determined that a reclassification was required to make the presentation conform to applicable accounting principles. The Company classified the Loans Payable - Related Party amounts on the face of the Consolidated Balance Sheets in the Other Liabilities section when these amounts should have been classified in the Current Liabilities section. The aggregate amounts of the Loans Payable - Related Party were not affected by the reclassification. The Company reclassified the Loans Payable - Related Party amounts on the face of the Consolidated Balance Sheets for all applicable periods presented.

The Company has fully updated all affected portions of this amended report, including the consolidated financial statements and related notes, MD&A, selected financial data, and quarterly financial data, to reflect the reclassifications, restatement and changes described above. In addition, certain scrivener’s errors and captions in the consolidated financial statements and related notes and disclosures have been updated throughout this amended report to make the presentation more useful, informative, and comparative.

A-2-1

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
FORM 10-K/A-2
FOR THE YEAR ENDED DECEMBER 31, 2004

A-2-2

Index

PART I

Item 1.	Business.

Overview

LaPolla Industries, Inc. (f/k/a IFT Corporation) (the “Company”) is a holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. We have two wholly-owned subsidiaries, Infiniti Products, Inc. (“Infiniti Subsidiary”) and LaPolla Industries, Inc. (“LaPolla Subsidiary”).

Our Infiniti Subsidiary markets, sells, manufactures and distributes acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries (“Infiniti Products”). During the latter part of 2004, our Infiniti Subsidiary built and is operating a manufacturing plant in the Southeastern United States to decrease its reliance on outside toll blenders and increase its product margin mix.

During the first quarter of 2005, we engaged a proven sales and marketing team, and made our first acquisition to support our strategic growth plan. On February 11, 2005, we closed our acquisition of the LaPolla Subsidiary, a manufacturer of acrylic roof coatings and sealers, and provider of polyurethane foam systems to the industrial/commercial construction industries (“LaPolla Products”). The acquisition broadened our customer base and established us as a leader in the roof coatings industry.

Since 1977, the LaPolla Subsidiary has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States. The LaPolla Subsidiary's primary customers are industrial/commercial roofing contractors. Under the terms of the agreement, we acquired the LaPolla Subsidiary for cash and restricted common stock. The transaction was funded through borrowings from our Chairman of the Board, Richard J. Kurtz. The LaPolla Subsidiary's trailing twelve months revenue ended January 31, 2005 was approximately $8 Million.

Our Internet website address is http://www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this amended Annual Report on Form 10-K.

On November 5, 2004, pursuant to resolution of the Board of Directors, we discontinued the operations of our RSM Technologies, Inc. subsidiary (“RSM Subsidiary”). Our consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of our RSM Subsidiary as a discontinued operation. See Historical Information below.

Sales and Marketing

We maintain a regional sales and marketing team with a primary focus across the Southern United States as this portion of the country offers the greatest initial sales impact for our products. We are also pursuing international sales opportunities in the United States Virgin Islands, the Caribbean Islands, and Mexico. Our sales focus is on architectural coatings for the building market, channeled into both industrial / commercial markets and retail markets. For the industrial markets, our LaPolla Subsidiary and Infiniti Subsidiary will utilize direct sales, independent manufacturer representatives and stocking distributors who will be strategically positioned on a state or regional basis. Additionally, we will utilize public bonded warehouses as strategically needed to service our customers. Independent representatives, distributors and public warehouses are a low cost and an effective means of creating better access and convenience for our customers and future prospects. In our retail segment, our Infiniti Subsidiary will sell unique brand labels through national home improvement chains. The acrylic market is growing aggressively through enhanced consumer awareness due to nationally promoted programs from municipal and other government agencies and private organizations. These programs include Cool Roof Rating Programs, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental or “heat island effect”. See also Competition below. We place a high priority on forecasting our material demand and sales trending to create efficiency and expediency to our customers. Our LaPolla Subsidiary and Infiniti Subsidiary will utilize input from sales, our customer base, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales will allow us to supply our customers in a timely and efficient fashion. Standard terms are net 30 days, but will not often exceed 60 days. The analysis of material costs with overhead and margins are effectively factored into sales budgeting to assure that the potential duration of receivables are not detrimental to margins. The combined volumes of the LaPolla Subsidiary and Infiniti Subsidiary are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually significant volume customers, none today represent a significant adverse effect through such a loss.

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

A-2-3

Index

Raw Materials

The primary materials and/or basic chemistry being sold by our LaPolla Subsidiary and Infiniti Subsidiary are acrylic resin and additional components for the manufacturing of acrylic coatings and other acrylic based products, polyurethane foam, and silicone coatings. The suppliers of the necessary raw materials and finished goods to both our LaPolla Subsidiary and Infiniti Subsidiary are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. Currently, there are potential industry shortages of acrylic resins and isocyanates (which is 50% of the spray polyurethane foam chemistry). The respective suppliers of each product have made commitments to assure all of the needed material even in the event of significant growth by our LaPolla Subsidiary and Infiniti Subsidiary in 2005. With our combined volume potential, we are potentially a lucrative target for vendors to assure their own growth and demand in 2005. Should there be a shortage of either material, there are multiple alternative suppliers that are basic in all of the needed materials.

Patents and Trademarks

We rely on many patents and proprietary technologies that are owned or controlled by our raw material suppliers for finished goods formulations. These formulations are available to our LaPolla Subsidiary and Infiniti Subsidiary, as a significant buyer of chemicals, as well as extensive and personalized technical support and guidance. We have the technical skill and ability to further make proprietary these formulations in an effort to out perform other competitive products. If we are unable to maintain access and use of these technologies, or if these technologies are eliminated or available on commercially unreasonable terms, our ability to continue commercially selling these product formulations incorporating such technology, our operations may be adversely affected. See Raw Materials above. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors. We may find it necessary to initiate litigation to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving trademarks and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. We market our products under various trademarks, for which we have unregistered trademark protection in the United States. These trademarks are considered to be valuable because of their contribution to the market identification of our products.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 manufacturing companies. We face strong competition in the markets in which we compete. These competitors have equivalent or, in most cases, greater availability to resources than we do. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our LaPolla Subsidiary and Infiniti Subsidiary will aggressively pursue two markets, industrial/commercial and retail. The industrial/commercial markets include professional, commercial applicators and contractors. This market has many competitors, most of which are regionally located and market focused. Product chemistry and performance can be similar. Product credentials and approvals will significantly differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. Both our LaPolla Subsidiary and Infiniti Subsidiary have a focus on such approvals and are currently listed with certain credentials and approvals to assure that there is no restriction in markets and uses. There will be a significant push throughout 2005 to raise the industry awareness of our LaPolla Products and Infiniti Products, in this market. Advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales and marketing will be used to make an aggressive move toward product line branding and recognition in 2005. Within the industry, as manufacturers specifically focused on acrylic coatings for construction as their primary line, the combined entities of our LaPolla Subsidiary and Infiniti Subsidiary are likely within the top ten in volume of possibly 100 manufacturers or more. The principle method of competition in the industrial/commercial markets is a combination of product credentials and approvals, price structure, availability, warranty availability to building owners, and product performance. Our LaPolla Subsidiary and Infiniti Subsidiary will grow through internal and external efforts including, but not limited to, aggressive sales and marketing, competitive pricing, material availability, a strong sales force by both employee and independent representatives, establishing new relationships with new channels of distribution, building owner and contractor brand awareness, and acquisitions. It is our intention to aggressively seek acquisition of competitors with regard to timing, proximity, complementary market position, and focus. The retail market also has many competitors, some of which are regionally located and market focused, such as roofing supply houses. Others include major national home improvement chains. Product chemistry and performance can be similar. Product credentials and approvals will play less of a role in differentiating product lines. Fundamental approval, such as a UL rating (Underwriters Laboratories), is sufficient for sales into this segment. Our LaPolla Subsidiary and Infiniti Subsidiary have made progress in moving ahead strongly into this segment, primarily into the national home improvement chains. A significant marketing platform is being developed to include retail oriented literature and countertop displays. Our Infiniti Subsidiary, in particular, has added sales staff to grow our existing business in this segment. Neither of our subsidiaries are a nationally recognized or significant regional entities in this market at this time. The principle method of competing successfully in this market is effective marketing, price structure, and product performance. Growth in this market from existing relationships and new opportunities is expected during the 2005 fiscal year. Continued focus on bringing new marketing tools, sales support and industry relationships will be a primary focus for our LaPolla Subsidiary and Infiniti Subsidiary. New and existing independent representative relationships are being sought and are expected to be established by the end of the second quarter. These representatives will bring existing relationships to our LaPolla Subsidiary and Infiniti Subsidiary with the national home improvement channels to further enhance our growth in this market.

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

A-2-4

Index

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

Our operations are conducted in leased facilities located in Florida, Texas, and Arizona. Our headquarters and primary administrative facilities are located in Florida, along with manufacturing, distribution and warehousing. We have an executive office in Texas for sales and marketing purposes. In Arizona, we have a facility for manufacturing, distribution and warehousing. Although we believe our present facilities are adequate for our current needs, we anticipate needing additional space for growth in manufacturing and distribution from an expected increase in sales in the near term.

A-2-5

Index

Item 3.	Legal Proceedings

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

(c)	Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

The material features of this litigation have been previously disclosed in our Form 10-K dated for the Year Ended December 31, 2003 (Item 3. Legal Proceedings) filed on March 12, 2004 and Form 10-K/A for the Year Ended December 31, 2003 (Item 3. Legal Proceedings) filed on April 28, 2004. Discovery has not yet commenced and no trial date is set.

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

Our common stock, listed on the American Stock Exchange, is currently trading under the symbol “LPA”. For the periods presented, our common stock traded under the symbol “IFT” from January 3, 2005 to November 10, 2005 and “URT” prior thereto.

As of March 18, 2005, there were approximately 4,170 holders of record of our common stock.

We did not declare any dividends during the past two years and do not anticipate declaring any common stock dividends in the near future.

A-2-6

Index

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
_________________________
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

A-2-7

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

Item 6.	Selected Financial Data

	Year Ended December 31, (A), (B), (C), (D), (E)
	2004	2003	2002	2001	2000
	Restated	Restated	Restated	Restated	Restated
Summary of Operations
Revenue	$2,564,163	$2,405,539	$2,466,035	$676,903	$—
Cost of Sales	2,091,931	1,900,775	2,040,975	529,551	—
Selling, General and Administrative	1,980,170	3,087,915	4,112,966	3,017,342	1,383,270
Operating (Loss)	(2,627,175)	(4,515,731)	(5,001,579)	(3,946,444)	(2,021,444)
(Loss) from Discontinued Operations	(3,141,333)	(6,668,245)	(5,818,870)	(3,879,350)	(2,499,910)
Net (Loss)	$(5,768,508)	$(11,183,976)	$(10,820,449)	$(7,825,794)	$(4,521,354)
Plus: Dividends on Preferred Stock	—	(498,001)	(259,634)	(19,578)	—
Net (Loss) Available to Common Stockholders	$(5,768,508)	$(11,681,977)	$(11,080,083)	$(7,845,372)	$(4,521,354)
Net (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.091)	$(0.328)	$(0.386)	$(0.343)	$(0.210)
Discontinued Operations	(0.108)	(0.436)	(0.427)	(0.336)	(0.260)
Financial Position
Long-Term Debt	38,825	—	15,500	61,267	18,000
Total Assets	$2,143,694	$1,691,544	$2,721,968	$3,018,827	$47,201

We discontinued the operations of our RSM Subsidiary on November 5, 2004 and related RSM Products. The financial data above has been recast to reflect the results of operations for our continuing operations and, on an aggregated basis, discontinued operations, for these periods. See also Item 1 - Business, Historical Information, for more information on all of our discontinued operations aggregated above for the periods presented.

(A)  Reclassification of Continuing and Discontinued Operations - The Company reclassified the financial data in the Selected Financial Data table above for continuing operations and, on an aggregated basis, discontinued operations, for all periods presented and corrected certain scrivener’s errors. The aggregate financial data of the Company was not affected by the reclassification. For Continuing Operations, the reclassification affected Revenue which decreased $544,497 for 2001; Cost of Sales increased $62,705 for 2002 and decreased $489,885 for 2001; Selling, General and Administrative increased $2 for 2004, decreased $145,131 for 2003, $1,439,688 for 2002, and $16,863 for 2001, and increased $114,829 for 2000; and Operating Loss decreased $18,568 for 2004, $200,746 for 2003, and $1,405,501 for 2002, increased $36,019 for 2001, and decreased $271,742 for 2000. For Discontinued Operations, the reclassification affected Loss from Discontinued Operations which increased $18,568 for 2004, $200,746 for 2003, and $1,405,501 for 2002, $1,085,785 for 2001, and $2,499,910 for 2000. The reclassification affected Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, decreased $.013 for 2003 and $.103 for 2002, increased $.003 for 2001 and decreased $.227 for 2000; and for Discontinued Operations, increased $.013 for 2003 and $.103 for 2002, decreased $.003 for 2001, and increased $.227 for 2000. Additionally, Long Term Debt increased $24,582 for 2004, decreased $52,349 for 2003, and increased $15,500 for 2002, $41,912 for 2001, and $18,000 for 2000, while Total Assets decreased $438 for 2004, $1,210,237 for 2003, increased $465,580 for 2002, and decreased $761,356 for 2001 and $2,484,909 for 2000. Working Capital (Deficit) and Total Stockholders’ Equity (Deficit) previously included are not required by the SEC and eliminated from the presentation.

(B)  Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - After the reclassification described in paragraph (A) above, the Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight), and warehousing costs originally included in Selling, General and Administrative and included these amounts in Cost of Sales for 2004, 2003, 2002, and 2001. The aggregate financial data of the Company was not affected by the reclassification. Cost of Sales increased $121,722 for 2004, $74,886 for 2003, $87,207 for 2002, and $39,248 for 2001; and Selling, General and Administrative decreased $121,722 for 2004, $74,886 for 2003, $87,207 for 2002, and $39,248 for 2001.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - After the reclassifications described in paragraph (A) and (B) above, the Company restated the Allowance for Doubtful Accounts provision originally included in the Consolidated Balance Sheets and related Bad Debt expense originally included in the Selling, General and Administrative line item, retroactively for 2004, 2003, 2002, and 2001. The aggregate financial data of the Company was affected by the restatement. Allowance for Doubtful Accounts decreased $61,518 for 2004, $204,770 for 2003, and $93,890 for 2002, and increased $3,342 for 2001; Selling, General and Administrative, Operating Loss, and Net Loss each increased $143,253 for 2004, and decreased $110,880 for 2003, $97,232 for 2002, and $3,342 for 2001; and Total Assets increased $61,518 for 2004, $204,770 for 2003, and $93,890 for 2002, and decreased $3,342 for 2001. The restatement affected Net (Loss) Per Share - Basic and Diluted for Continuing Operations which increased $.005 for 2004, and decreased $.007 for 2003 and 2002. No income tax effects were related to this restatement. To illustrate:

	2004	2003	2002	2001
Net Loss (As Previously Reported)	$(5,646,396)	$(11,273,084)	$(10,843,735)	$(7,915,985)
Adjustments	(143,253)	110,880	97,232	(3,342)
As Adjusted	$(5,789,649)	$(11,162,204)	$(10,746,503)	$(7,919,327)

A-2-8

Index

(D)  Restatement of Inventory and Cost of Sales - After the reclassifications described in paragraph (A) and (B) and restatement in paragraph (C) above, the Company restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations, retroactively for 2004, 2003, 2002, and 2001. The aggregate financial data of the Company was affected by the restatement. Inventory and Total Assets increased $18,956 for 2004, decreased $2,185 for 2003, increased $19,587 for 2002, and $93,533 for 2001; and Cost of Sales, Operating Loss, and Net Loss each decreased $21,141 for 2004, increased $21,772 for 2003 and $73,946 for 2002, and decreased $93,533 for 2001. The restatement affected Net (Loss) Per Share - Basic and Diluted for Continuing Operations which increased $.001 for 2003 and $.005 for 2002, and decreased $.008 for 2001. No income tax effects were related to this restatement. To illustrate:

	2004	2003	2002	2001
Net Loss (As Adjusted per (C))	$(5,789,649)	$(11,162,204)	$(10,746,503)	$(7,919,327)
Adjustments	21,141	(21,772)	(73,946)	93,533
As Adjusted and Restated	$(5,768,508)	$(11,183,976)	$(10,820,449)	$(7,825,794)

(E)  Loss Per Share and Dividends on Preferred Stock - After the reclassifications and restatements described in paragraphs (A), (B), (C) and (D) above, the Company added the Dividends on Preferred Stock and Net Loss Available to Common Stockholders amounts to the presentation and included the recalculated Net (Loss) Per Share - Basic and Diluted amounts in the presentation. For Continuing Operations, the recalculation affected Net Loss Per Share - Basic and Diluted which increased $.034 for 2003 and $.024 for 2002, and decreased $.006 for 2001. There was no effect to discontinued operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2004

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2004, and our financial condition at December 31, 2004. We discontinued the operations of our RSM Subsidiary on November 5, 2004 and related RSM Products. The financial data and information below has been recast to reflect the results of operations for our continuing operations and, on an aggregated basis, discontinued operations, for these periods. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Forward Looking Statements” in Item 1 of Part I of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes.

Results of Operations

Revenue

The following is a summary of revenue for the years ending December 31:

	2004	2003	2002
Revenue:
Coatings, Sealants and Other Products	$2,564,163	$2,405,539	$2,466,035
Total Revenue	$2,564,163	$2,405,539	$2,466,035

We reported revenue for 2004 of $2,564,163 as compared to $2,405,539 for 2003. The revenue generated from sales of Coatings, Sealants and Other Products represents 100% of our revenue from our Infiniti Subsidiary. The increase of $158,624 from Coatings, Sealants and Other Products is a result of an increase in sales of our Infiniti Products. Our revenue for 2003 was $2,405,539 compared to $2,466,035 for 2002. The revenue generated from sales of our Coatings, Sealants and Other Products represents 100% of our revenue from our Infiniti Subsidiary. The decrease of $60,496 from Coatings, Sealants and Other Products is a result of a decrease in sales of our Infiniti Products.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation and amortization, research and development, consulting fees, interest expense, impairment of assets, and loss on disposal of property, plant and equipment. These total costs and expenses decreased from $6,921,270 for 2003 to $5,191,338 for 2004 for a decrease of $1,729,932. This decrease is comprised of a reduction in selling, general and administrative expenses, professional fees, impairment of assets, and loss on disposal of property, plant and equipment, which were offset by an increase in the cost of sales, depreciation and amortization, consulting fees, and interest expense. From 2002 to 2003, total costs and expenses decreased from $7,467,614 to $6,921,270, respectively, for a decrease of $546,344. This decrease is comprised of a reduction in cost of sales, selling, general and administrative expenses, depreciation and amortization, research and development, consulting fees, which were offset by an increase in professional fees, interest expenses, impairment of assets, and loss on disposal of property, plant and equipment.

Cost of Sales: Our cost of sales increased $191,156 from $1,900,775 in 2003 to $2,091,931 in 2004. Our cost of sales for 2004 is comprised of $1,934,540 of direct product costs for Coatings, Sealants and Other Products, or 75.4% of related revenue, and $157,391 of warranty costs, freight and other costs of sales. This is compared to cost of sales for 2003 comprised of $1,753,685 of direct product costs for Coatings, Sealants and Other Products, or 72.9% of related revenue, and $147,090 of warranty costs, freight and other costs of sales. The increase of $191,156 in cost of sales, and increase of $158,624 in revenue resulted in a decrease of 2.6% in gross profit from 2003 to 2004. Cost of sales decreased $140,200 from $2,040,975 in 2002 to $1,900,775 in 2003. Our cost of sales for 2003 is comprised of $1,753,685 of direct product costs for Coatings, Sealants and Other Products, or 72.9% of related revenue, and $147,090 of warranty costs, freight and other cost of sales.  This is compared to cost of sales for 2002 comprised of $1,775,825 of direct product costs for Coatings, Sealant and Other Products, or 72% of related revenue, and $265,150 of warranty costs, freight and other costs of sales.  The decrease of $140,200 in cost of sales, and decrease of $60,496 in revenue resulted in an increase of 3.7% in gross profit from 2002 to 2003.

A-2-9

Index

Selling, General and Administrative Expenses: Our selling, general and administrative expenses for 2003 were $3,087,915 as compared to $1,980,170 for 2004. The decrease of $1,107,745 is attributable to a strategic organizational initiative designed to reduce costs and expenses that commenced in 2003. The decrease is primarily due to a reduction in personnel and personnel related costs of $486,775, travel of $321,932, investor relations of $146,650, office expenses of $193,305 and other administrative expenses, partially offset by an increase in insurance of $38,595 and director fees of $80,047. Our selling, general and administrative expenses for 2002 were $4,112,966 compared to $3,087,915 for 2003. The decrease of $1,025,051 is attributable to the aforementioned strategic organizational initiative and primarily due to a reduction in personnel and personnel related costs of $581,751, insurance of $50,090, investor relations of $31,331, office expenses of $85,339 and other administrative expenses, partially offset by an increase in travel expenses of $61,279 and director fees of $149,707.

Professional Fees: Our professional fees decreased $254,529 from $672,218 in 2003 to $417,689 in 2004. This decrease is related to a reduction in legal fees of $180,246 relating to litigation, and a decrease of $74,283 in accounting and auditing fees. Professional fees increased $92,203 from $580,015 in 2002 to $672,218 in 2003. This increase related to additional legal fees of $138,667 relating to litigation, partially offset by a decrease of $46,464 in accounting and auditing fees.

Depreciation and Amortization: Our depreciation and amortization expense for 2003 was $47,962 compared to $83,002 for 2004 for an increase of $35,040. This increase is attributable to depreciation of property, plant and equipment, including additions made during the 2004 year. Depreciation and amortization expense for 2002 was $124,522 compared to $47,962 for 2003 for a decrease of $76,560, which is primarily attributable to a decrease in our depreciable assets from 2002 to 2003.

Research and Development: We did not incur any research and development costs in 2003 or 2004. Our research and development costs were $24,495 in 2002.

Consulting Fees: Our consulting fees in 2003 were $137,581 compared to $226,634 in 2004 for an increase of $89,053. This increase was attributable to additional outsourcing for outside professional services. Consulting fees in 2002 were $539,395 compared to $137,581 in 2003 for a decrease of $401,814. This decrease was attributable to a reduction in outside professional services as part of the overall cost reduction program that took place during 2003.

Interest Expense: Our interest expense increased $270,566 from $121,346 in 2003 to $391,912 in 2004. The increase is primarily due to short term loans received from the Chairman of the Board in the amount of $5,610,000 in 2004 to continue our operations. Other interest expense was attributable to interest on lines of credit and lease payments for vehicles. Interest expense increased $76,100 from $45,246 in 2002 to $121,346 in 2003. The increase is primarily due to short term loans received from the Chairman of the Board in the amount of $6,610,000 in 2003 to continue our operations. Other interest expense was attributable to interest on lines of credit and lease payments for vehicles.

Loss on Asset Impairment and Disposal of Property, Plant and Equipment: We had Goodwill relating to the acquisition of our Infiniti Subsidiary in 2001. Management evaluated the fair market value of this asset as required and determined that there was impairment at December 31, 2003. We consider relevant cash flow and profitability information, including estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. As a result, a charge of $837,011 for the impairment of the asset was recorded and is reflected on the Consolidated Statement of Operations for 2003 leaving Goodwill at $774,000 at December 31, 2004. We also recognized a loss for obsolete and abandoned property, plant and equipment primarily in the form of leasehold improvements related to relocating our corporate offices in the amount of $116,462 during 2003. There was no asset impairment or loss on disposal of assets in 2002 or 2004.

Discontinued Operations: On November 5, 2004, we discontinued the operations of our RSM Subsidiary and related RSM Products, which consisted of two products lines: Application Systems and Coatings. Our consolidated financial statements and the related notes have been recast to reflect the financial position, results of operations and cash flows on an aggregated basis for our discontinued operations for the periods presented.

Selected Financial Data for Discontinued Operations

	Year Ended December 31,
	2004	2003	2002
Revenue	$475,785	$1,571,317	$2,549,610
Gross Profit (Loss)	84,568	(1,034,813)	315,903
Costs and Expenses	(3,617,118)	(8,239,562)	(8,368,480)
(Loss) from Discontinued Operations	$(3,141,333)	$(6,668,245)	$(5,818,870)

During 2002, we evaluated all circumstances and determined that a period of five years had passed since any material communications were received relating to the commitments and contingencies reserve initially established in 1997 for certain discontinued operations.  Accordingly, we decided that the $600,622 commitments and contingency reserve for these discontinued operations was no longer required and reversed it. See also Item 6 - Selected Financial Data.

Liquidity and Capital Resources

We had $24,465 of cash on hand at December 31, 2004 reflecting a decrease of $10,920 when compared to the $35,385 of cash on hand at December 31, 2003. The cash on hand at December 31, 2002 was $44,011.

Historically, we have not generated cash from operations in excess of working capital requirements and have relied principally upon short term loans from the Chairman of the Board, as well as proceeds from the sale of preferred and common stock, to continue our operations. The net cash used in our operations was $5,312,995 in 2004 compared to $6,956,693 in 2003 and $9,475,081 in 2002. The cash used in operations for 2004 as compared to 2003 was attributable to our net loss for the year, including the effect of adjusting for non-cash items, offset by increases in accounts receivable, inventories, prepaid expenses and other current assets, deposits and other non current assets, and a reserve for litigation, and decreases in accounts payable and accrued expenses and other current liabilities. The cash used in operations for 2003 compared to 2002 was attributable to our net loss, including the effect of adjusting for non-cash items, offset by increases in accounts receivable, inventories, deposits and other non current assets, accounts payable, and accrued expenses and other current liabilities, and decreases in prepaid expenses and other current assets. For 2004, 2003 and 2002, the net cash for discontinued operations provided by operating activities was $876,765 and $2,463,981 and used in operating activities was $30,324, respectively.

Net cash used in investing activities was $182,645 in 2004 compared to $102,886 in 2003 and $886,594 in 2002. We invested $184,745 in new property, plant and equipment during 2004 compared to $-0- in 2003 and $429,031 in 2002. During 2004, the additions to property, plant and equipment included costs to establish Infiniti’s manufacturing plant in our Florida facilities. During 2002, the additions to property, plant and equipment included costs for leasehold improvements. Capital expenditures in 2004 also included costs for office furniture and equipment and vehicles and in 2002 costs for office furniture and equipment. Net cash used in investing activities includes $36,849, $-0- and $13,505 to acquire computer hardware and software in 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002, the net cash for discontinued operations provided by investing activities was $2,100 and used in investing activities was $102,886 and $457,563, respectively.

A-2-10

Index

Net cash provided by financing activities was $5,484,720 in 2004, composed primarily of $5,610,000 in proceeds of loans from our Chairman of the Board, while the net cash used in financing activities relates to repayments of long term debt, payments under a capital lease obligation and payments on a line of credit partially offset by proceeds from a line of credit. For 2003 and 2002, the net cash provided by financing activities was $7,050,953 and $9,980,751, respectively, composed primarily of $350,000 and $6,223,000, respectively, in proceeds from the sale of common and preferred stock and $6,610,000 and $3,875,000, respectively, in proceeds of loans from our Chairman of the Board, while the net cash used in financing activities relates to payments on a line of credit partially offset by proceeds from a line of credit. For 2004, 2003 and 2002, the net cash for discontinued operations used in financing activities was $39,707, provided by financing activities was $37,065, and used in financing activities was $86,631, respectively.

We are required to fund our continuing operations from the sale of common or preferred stock or borrowings. As we continue to increase our revenue, improve gross margins, and minimize selling, general, and administrative expenses, our need to rely on the funds to continue our operations from outside and related parties will diminish. However, at this time, if adequate funds are not available when needed, our business, operations, financial condition and future prospects will be materially adversely affected.  Although no formal commitment has been received from the Chairman of the Board to fund our operating requirements for the 2005 year, we have received for the period beginning as of January 1, 2005 through March 15, 2005, loans amounting to $2,950,000 from the Chairman of the Board. Out of those proceeds, $2,000,000 was used for the purchase of our LaPolla Subsidiary during the first quarter of 2005. All outstanding loan amounts from the Chairman of the Board bear interest at 9% per annum. Furthermore, we will be actively seeking to raise cash proceeds of at least $5,000,000 privately, on a best efforts basis, pursuant to a private placement offering during 2005, depending on market conditions. There can be no assurance as to the availability or terms upon which such capital might be available. Our ability to continue as a going concern is dependent on management’s successful execution of its business plan. See Part II, Item 8 - Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 2 - Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems, for more information.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-Term Debt Obligations	$24,582	$14,243	$—	$—	$38,825
Estimated Interest Payments on Long-Term Debt Obligations	1,221	687	—	—	1,908
Operating Lease Obligations	155,668	40,441	—	—	196,109
	$181,471	$55,371	$—	$—	$236,842

The information provided in the table above relates to four vehicle leases and one equipment lease.

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

A-2-11

Index

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, as amended, our disclosure controls and procedures were not as effective as originally contemplated nor did such controls operate at a level appropriate to provide reasonable assurance for certain matters. A material weakness existed. The material weakness identified originated with the period immediately following the Company’s discontinuance of the operations of its RSM Subsidiary on November 5, 2004. The CFO that was originally responsible for the preparation of the original report’s financial statements and related notes resigned on February 14, 2005 for title purposes and February 28, 2005 for employment purposes. A new CFO was retained on February 25, 2005. The new CFO reviewed and completed the worksheets relating to the evaluation of our disclosure controls and procedures. The CEO reviewed and approved the completed evaluation report. The Company also made an acquisition on February 11, 2005. All of the changes in this report, as amended, requiring reclassifications, restatements, as well as other changes, pertain to knowledge and experience concerning the application of certain accounting principles. The material weakness as identified highlights the need to train accounting and executive personnel regarding the application of appropriate accounting principles for SEC reporting and for succession. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) training of the CEO concerning the tools that are used to prepare and review financial statements and related disclosures and the application of certain accounting principles; (b) enhancement of the hiring practices of the Company to seek where practicable CFOs that have prior SEC reporting experience as a prerequisite for that position; (c) a training program has been initiated for all accounting personnel at various levels to facilitate accurate and punctual reporting; (d) the hiring of our current CFO with prior SEC reporting experience; and (e) an increase in the number of accounting related personnel as deemed required. The Company believes the material weakness identified above has been corrected. There were no changes in our internal controls during the fourth quarter of 2004. There were significant changes in our internal controls or in other factors after the end of the fourth quarter of 2004 as described above. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this amended report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Directors

Set forth below is the name and age of each nominee and each director of the Company whose term of office continues after the meeting, the principal occupation of each during the past five years, and the year each began serving as a director of the Company:

Richard J. Kurtz	64	Director since November 23, 1998

Chairman of the Board since February 8, 1999

Mr. Richard J. Kurtz is chief executive officer of the Kamson Corporation, a privately held corporation, in operation for 28 years. The Kamson Corporation is located in Englewood Cliffs, New Jersey and currently owns and operates eighty one investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. He is a member of the Board of Directors of Paligent, Inc., trading on the O-T-C bulletin board. Mr. Kurtz resides in New Jersey and is vice president and a member of the Board of Jewish Community Center on the Palisades in Tenafly, New Jersey. He is an elected member of the Board of Trustees and Foundation Board for Englewood Hospital and Medical Center of New Jersey and a member of the Jewish Home and Rehabilitation Center’s Board of Governors.

Lt. Gen. Arthur J. Gregg US Army (Ret.)	76	Director since February 21, 2000

Lt. Gen. Arthur J. Gregg, US Army (Ret.) has more than fifty five years of distinguished professional experience. His record of performance repeatedly demonstrates the ability to lead organizations to success including new businesses and turn around situations. As a result of his extensive military and executive experience, he has considerable contacts and respect within federal government agencies and private industry. Lt. Gen. Gregg continues an active schedule as a member of several corporate and academic boards. He chairs three of these boards. His education includes Harvard University, John F. Kennedy School of Government Concentrated Executive Program in National Security; Saint Benedict College Atchison, Kansas, Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania, One-year graduate level college; Command and General Staff College, Fort Leavenworth, Kansas, One-year graduate level college.

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

Chief Executive Officer since January 28, 2005

Mr. Michael T. Adams was the President from August 1, 2003 and Executive Vice President and Corporate Secretary from March 1, 1999. Prior thereto, Mr. Adams held various officer capacities in the Company’s subsidiaries and was instrumental in the restructuring and establishment of operations in January 1997. He earned his Bachelor of Science degree in Business Administration in 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor Degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

Mr. Cohen is our “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC serving on the Audit Committee, which is composed entirely of independent outside directors.

A-2-12

Index

Executive Officers

A brief summary of our executive officers and their ages as of March 25, 2005 is as follows:

Douglas J. Kramer	41	President and COO since January 28, 2005

Mr. Douglas J. Kramer is the President and Chief Operating Officer since January 28, 2005. Prior thereto, Mr. Kramer was employed by Foam Enterprises, Inc., a wholly-owned subsidiary of the BASF Corporation, which manufactures polyurethane foam systems for the construction and OEM markets. He held various positions at Foam Enterprises during his more than 7 years of employment. Mr. Kramer began in 1997 as western regional sales manager and immediately prior to joining the Company, was vice president of construction products. Mr. Kramer attended and studied Liberal Arts at Penn State University, New Kensington, Pennsylvania from 1982 to 1983 and Austin Community College and University of Texas from 1983 to 1986 in Austin, Texas.

Charles R. Weeks	37	CFO and Treasurer since February 25, 2005

Mr. Charles R. Weeks is the Chief Financial Officer and Corporate Treasurer since February 25, 2005. Prior thereto, Mr. Weeks was the chief financial officer of Ad Management Systems, Inc. from September 2003 to January 2005; controller at Lodging.com from March 2002 to September 2003; and controller of Air Partner, PLC, a publicly listed company in England from November 2000 to January 2002. He graduated from Clemson University, Clemson, South Carolina, with a Bachelor of Science degree in Accounting in 1989. Mr. Weeks obtained his CPA certificate in Maryland, and is currently a member of both the MACPA and AICPA.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Ethics and Conduct applicable to all officers, directors and employees as defined by applicable rules of the SEC and the AMEX. This Code of Business Ethics and Conduct is publicly available on our website at http://lapollaindustries.com/pdf/codeofethics.pdf. If we make any amendments to this Code of Business Ethics and Conduct other than technical, administrative, or other non-substantive amendments, or grant any waivers from a provision of the code to any of our executive officers, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website

Item 11.	Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides information about the compensation for our last three calendar years of our Chief Executive Officer, plus our most highly compensated other executive officers as of the end of the 2004 calendar year. This group is referred to in this amended report as the Named Executive Officers.

Summary Compensation Table
		Annual Compensation			Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Award(s) ($)	Securities Underlying Options ($)(2)	All Other Compensation ($)
Michael T. Adams	2004	90,000	—	17,471	—	6,500	—
Chief Executive Officer	2003	93,375	—	22,213	—	6,500	—
	2002	105,000	—	42,457	—	6,500	—

Dennis A. Dolnick	2004	79,166	—	15,078	—	—	—
Former CFO and Treasurer	2003	—	—	—	—	—	—
(Resigned 2/28/05)	2002	—	—	—	—	—	—

John G. Barbar	2004	59,711	—	18,864	—	—	—
Former CFO, SVP and Treasurer	2003	113,625	—	24,616	—	5,000	—
(Terminated 3/31/04)	2002	135,000	—	51,544	—	5,000	—

A-2-13

Index
_________________
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

Option Grants in Last Fiscal Year

The following tables summarize the stock option activity for the Named Executive Officers during 2004.

Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees In Fiscal 2004	Exercise or Base Price Per Share	Expiration Date
Dennis A. Dolnick (Resigned 2/14/05)	3,180	2%	$.95	3/16/2007

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Shares		Number of Securities Underlying Unexercised Options at 12/31/04 (#)		Value of Unexercised In-the-Money Options at 12/31/04 ($)
Name	Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Adams	—	—	19,500	6,500	—	—
Dennis A. Dolnick (Resigned 2/14/05)	—	—	3,180	—	—	—
John G. Barbar (Terminated 3/31/04)	—	—	10,000	—	—	—

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

A-2-14

Index

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

A-2-15

Index

Subsequent Events

We entered into new employment agreements with our CEO, President and COO and CFO and Treasurer in the first quarter of 2005. Refer to Item 13 - Certain Relationships and Related Transactions, paragraphs 10 (Mr. Kramer), 11 (Mr. Adams) and 12 (Mr. Weeks) for more detailed information.

Compensation Committee Interlocks and Insider Participation

There are no members of the Compensation Committee who were officers or employees of the Company or any of our subsidiaries during fiscal 2004, or were formerly officers of the Company, or had any relationship otherwise requiring disclosure hereunder.

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

A-2-16

Index

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
Duck Pond Road, Alpine, New Jersey 07620

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
_________________
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

A-2-17

Index

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

8.     On January 4, 2005, we issued 18,181,818 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness represented by term loans bearing interest at 9% per annum, which were advanced to us and our subsidiaries during the period commencing with the fourth quarter of 2003 to date. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the AMEX on January 4, 2005 or $ .33 per share.

A-2-18

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

(2)	Represents the aggregate fees billed to us for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

A-2-19

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

Report of Management	F/A-2-1
Report of Independent Registered Public Accounting Firm	F/A-2-2
Index to Consolidated Financial Statements	F/A-2-3
Consolidated Balance Sheets at December 31, 2004 and December 31, 2003	F/A-2-4
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2004	F/A-2-5
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2004	F/A-2-6
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2004	F/A-2-9
Notes to Consolidated Financial Statements	F/A-2-10
Selected Quarterly Financial Data (Unaudited)	F/A-2-23

(a) 2.	Financial Statement Schedules:

The following additional information should be read in conjunction with the consolidated financial statements under Item 15(a)1 of Part IV of this amended report:

Report of Independent Registered Public Accounting Firm on Schedule	A-2-22
Consolidated Schedule for the Years Ended December 31, 2004, 2003 and 2002:

Schedule Number
Valuation and Qualifying Accounts	A-2-23

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(a) 3.	Exhibits:

See Index of Exhibits below.

(b)	Item 601 Exhibits:

Reference is hereby made to the Index of Exhibits under Item 15(a)3 of Part IV of this amended report.

A-2-20

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 27, 2006	LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)

By: /s/ Michael T. Adams
Michael T. Adams
Chief Executive Officer

Date:	March 27, 2006	LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)

By: /s/ John A.Campbell
John A. Campbell
Chief Financial Officer

A-2-21

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc. (f/k/a IFT Corporation):

On March 18, 2005, except with respect to the change of name from IFT Corporation to LaPolla Industries, Inc. and matters discussed in Note 21 as to which the date is March 10, 2006 we reported on the consolidated balance sheets of LaPolla Industries, Inc. and subsidiaries as December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements and our report thereon are incorporated by reference in this amended Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this amended Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 10, 2006

A-2-22

Index

SCHEDULE II
CONSOLIDATED

LAPOLLA INDUSTRIES, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$12,028	$793	$—	$—	$12,821
Year Ended December 31, 2003
Allowance for Doubtful Accounts	$12,330	$(63)	$—	$(239)	$12,028
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$3,342	$14,180	$—	$(5,192)	$12,330

Notes:
[1]	Includes write-offs of uncollectible accounts.

A-2-23

Index

INDEX OF EXHIBITS

Exhibit No.	Description

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

14.1	Code of Business Ethics and Conduct, as amended, and currently in effect.
21	List of Subsidiaries.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
31.1-A-2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2-A-2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32-A-2	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

A-2-24

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

The independent registered public accounting firm, BAUM & COMPANY, P.A., was recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2004, 2003 and 2002 consolidated financial statements of LaPolla Industries, Inc. (f/k/a IFT Corporation) and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent registered public accounting firm, based upon its audits of the consolidated financial statements, is presented on Page F/A-2-2 of this amended report.

March 28, 2005
Michael T. Adams
Chief Executive Officer

Charles R. Weeks
Chief Financial Officer

With respect to the change of name from IFT Corporation to LaPolla Industries, Inc., identification of a material weakness in the Company’s disclosure controls and procedures, which has now been corrected (Refer to Item 9A of Part II of the Form 10-K/A-2), and matters discussed in Note 21, the following signatures and date shall apply:

March 10, 2006

Michael T. Adams
Chief Executive Officer

/s/ John A. Campbell, CFO

John A. Campbell
Chief Financial Officer

F/A-2-1

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc. (f/k/a IFT Corporation):

We have audited the accompanying consolidated balance sheets of LaPolla Industries, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaPolla Industries, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 18, 2005, except with respect to the change of name from IFT Corporation to LaPolla Industries, Inc. and matters discussed in Note 21 (excerpts below) as to which the date is set forth below.

As discussed in Note 21 to the consolidated financial statements, the Company:

(A)      Changed its classifications of financial information concerning continuing and discontinued operations for the periods presented.

(B)  Changed its classification of financial information concerning direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs, and indirect costs and expenses related to manufacturing, distribution, and warehousing costs for the periods presented.

(C)  Changed its method of calculating the allowance for doubtful accounts for the periods presented.

(D)  Changed its inventory value for the periods presented.

(E)  Changed its presentation to include dividends on preferred stock amounts for the periods presented.

(F)  Changed its classification of loans payable - related party amounts for the years ended December 31, 2004 and 2003.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
March 10, 2006

F/A-2-2

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF MANAGEMENT	F/A-2-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F/A-2-2

CONSOLIDATED BALANCE SHEETS
F/A-2-4
Years Ended December 31, 2004 and 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003, and 2002	F/A-2-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002	F/A-2-6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002	F/A-2-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F/A-2-10

F/A-2-3

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	Restated	Restated
Assets

Current Assets:
Cash	$24,465	$35,385
Accounts Receivable (Net of Allowance for Doubtful Accounts of $12,821 and $12,028 for 2004 and 2003, respectively)	691,926	565,079
Inventories (Note 4)	267,995	141,677
Prepaid Expenses and Other Current Assets	41,053	14,563
Current Portion of Assets of Discontinued Operations (Note 3)	438	701,024
Total Current Assets	1,025,877	1,457,728

Property, Plant and Equipment, Net (Note 5)	287,784	114,085

Other Assets:
Goodwill, Net (Note 6)	774,000	774,000
Deposits and Other Non-Current Assets	56,471	46,755
Non Current Portion of Assets of Discontinued Operations (Note 3)	—	509,213
Total Other Assets	830,471	1,329,968

Total Assets	$2,144,132	$2,901,781

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable (Note 7)	$1,126,847	$1,200,567
Accrued Expenses and Other Current Liabilities (Note 7)	471,008	967,782
Line of Credit (Note 9)	219,152	297,129
Loans Payable - Related Party (Note 10)	5,670,000	60,000
Current Portion of Long-Term Debt (Note 8)	24,582	—
Current Portion of Liabilities from Discontinued Operations (Note 3)	1,220,485	2,341,037
Total Current Liabilities	8,732,074	4,866,515

Other Liabilities:
Non Current Portion of Long-Term Debt (Note 8)	14,243	—
Non Current Portion of Liabilities from Discontinued Operations (Note 3)	525,000	402,349
Reserve for Litigation (Note 11)	15,000	—
Total Other Liabilities	554,243	402,349

Total Liabilities	9,286,317	5,268,864

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of
Which Designations: (Notes 10, 14, 16 and 18)
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued And Outstanding (Less Offering Costs of $7,465) at December 31, 2004 and 2003.	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; 0 Issued And Outstanding, and Converted at December 31, 2004 and 2003, respectively	—	—
Series C Convertible, 750,000 Shares Authorized; -0- and 674,395 Issued and Outstanding at December 31, 2004 and 2003, respectively	—	673,145
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 32,014,369 and 16,458,375 Issued and Outstanding as of December 31, 2004 and 2003, respectively	320,144	164,584
Additional Paid-In Capital	53,625,390	52,114,399
Accumulated (Deficit)	(61,142,754)	(55,374,246)
Total Stockholders' Equity (Deficit)	(7,142,185)	(2,367,083)

Total Liabilities and Stockholders' Equity (Deficit)	$2,144,132	$2,901,781

See accompanying notes to consolidated financial statements

F/A-2-4

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, (A), (B), (C), (D)
	2004	2003	2002
	Restated	Restated	Restated
Revenue:
Coatings, Sealants and Other Products	$2,564,163	$2,405,539	$2,466,035
Total Revenue	2,564,163	2,405,539	2,466,035

Cost of Sales: (B)
Coatings, Sealants and Other Products	1,934,540	1,753,685	1,775,825
Warranty Costs, Freight and Other Cost of Sales (D)	157,391	147,090	265,150
Total Cost of Sales	2,091,931	1,900,775	2,040,975

Gross Profit	472,232	504,764	425,060

Operating Expenses:
Selling, General and Administrative	1,980,170	3,087,915	4,112,966
Professional Fees	417,689	672,218	580,015
Depreciation and Amortization	83,002	47,962	124,522
Research and Development	—	—	24,495
Consulting Fees	226,634	137,581	539,395
Interest Expense	391,912	121,346	45,246
Impairment of Assets	—	837,011	—
Loss on Disposal of Property, Plant and Equipment	—	116,462	—
Total Operating Expenses	3,099,407	5,020,495	5,426,639

Operating (Loss)	(2,627,175)	(4,515,731)	(5,001,579)
(Loss) From Discontinued Operations	(3,141,333)	(6,668,245)	(5,818,870)
Net (Loss) (C) (D)	$(5,768,508)	$(11,183,976)	$(10,820,449)
Plus: Dividends on Preferred Stock	—	(498,001)	(259,634)
Net (Loss) Available to Common Stockholders	(5,768,508)	(11,681,977)	(11,080,083)
Net (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.091)	$(0.328)	$(0.386)
Discontinued Operations	(0.108)	(0.436)	(0.427)
Net (Loss) Per Share	$(0.199)	$(0.764)	$(0.813)

Weighted Average Shares Outstanding	28,866,604	15,264,815	13,605,769
_________________

(A)  Reclassification of Continuing and Discontinued Operations - The Company reclassified the financial data for continuing operations and, on an aggregated basis, discontinued operations, for all periods presented. The aggregate financial data of the Company was not affected by the reclassification. The reclassification affected Coatings, Sealants and Other Products which increased $111,959 for 2002; Warranty Costs, Freight and Other Cost of Sales increased $1 for 2003 and $49,254 for 2002; Total Cost of Sales increased $62,705 for 2002; Gross Profit which decreased $62,705 for 2002; Selling, General and Administrative increased $2 for 2004, and decreased $145,131 for 2003 and $1,439,688 for 2002; Professional Fees decreased $18,068 for 2003 and $1 for 2002; Depreciation and Amortization decreased $40,083 for 2003 and $28,518 for 2002; Interest Expense increased $2,536 for 2003; Loss on Disposal of Property, Plant and Equipment decreased $18,568 for 2004; Total Operating Expenses decreased $18,567 for 2004, $200,746 for 2003, and $1,468,206 for 2002; Operating Loss decreased $18,568 for 2004, $200,746 for 2003, and $1,405,501 for 2002; and Loss from Discontinued Operations increased $18,568 for 2004, $200,746 for 2003, and $1,405,501 for 2002. The reclassification affected Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, decreased $.013 for 2003 and $.103 for 2002; and for Discontinued Operations, increased $.013 for 2003 and $.103 for 2002.

(B)  Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - After the reclassification described in paragraph (A) above, the Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item and included these amounts in the Warranty, Freight and Other Cost of Sales line item for 2004, 2003, and 2002. The aggregate financial data of the Company was not affected by the reclassification. Warranty, Freight and Other Cost of Sales and Total Cost of Sales line items each increased $121,722 for 2004, $74,886 for 2003, and $87,207 for 2002; and Selling, General and Administrative and Total Operating Expenses decreased $121,722 for 2004, $74,886 for 2003, and $87,207 for 2002.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - After the reclassifications described in paragraph (A) and (B) above, the Company restated the Allowance for Doubtful Accounts provision originally included in the Consolidated Balance Sheets and related Bad Debt expense originally included in the Selling, General and Administrative line item, retroactively for 2004, 2003, and 2002. The aggregate financial data of the Company was affected by the restatement. Allowance for Doubtful Accounts decreased $61,518 for 2004, $230,551 for 2003, and $93,890 for 2002. Selling, General and Administrative, Total Operating Expenses, Operating Loss, and Net Loss each increased $143,253 for 2004, and decreased $110,880 for 2003 and $97,232 for 2002. The restatement affected Net (Loss) Per Share - Basic and Diluted for Continuing Operations which increased $.005 for 2004, and decreased $.007 for 2003 and 2002. No income tax effects were related to this restatement. See Note 21 for illustrative requirement.

(D)  Restatement of Inventory and Cost of Sales - After the reclassifications described in paragraph (A) and (B) and restatement in paragraph (C) above, the Company restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations, retroactively for 2004, 2003, 2002, and 2001. The aggregate financial data of the Company was affected by the restatement. Inventory, Total Current Assets and Total Assets each increased $18,956 for 2004, decreased $2,185 for 2003, and increased $19,587 for 2002; Warranty Costs, Freight and Other Cost of Sales, Total Cost of Sales, Operating Loss, and Net Loss each decreased $21,141 for 2004 and increased $21,772 for 2003 and $73,946 for 2002. The restatement affected Net (Loss) Per Share - Basic and Diluted for Continuing Operations which increased $.034 for 2003 and $.024 for 2002. No income tax effects were related to this restatement. See Note 21 for illustrative requirement.

See accompanying notes to consolidated financial statements

F/A-2-5

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RESTATED

	Preferred Stock Amounts
As of the Year Ended	Series A Shares (a)	Series B Shares	Series C Shares	Par Value $1.00

December 31, 2001	62,500	500,000	—	$555,035

Accumulated Deficit as Previously Reported for January 1, 2002	62,500	500,000	—	$555,035
Adjustments (C) (D)	—	—	—	—
Accumulated Deficit as Restated for January 1, 2002	62,500	500,000	—	$555,035
Issuance of Common Stock	—	—	—	—
Issuance of Common Stock - Subscription	—	—	—	—
Issuance of Preferred Stock	—	—	423,281	423,281
Conversion of Preferred Stock to Common Stock	—	—	(8,500)	(8,500)
Net (Loss)	—	—	—	—
Accrued Dividends on Preferred Stock and Other Adjustments	—	—	—	—

December 31, 2002	62,500	500,000	414,781	$969,816

Accumulated Deficit as Previously reported for January 1, 2003	62,500	500,000	414,781	$969,816
Adjustments (C) (D)	—	—	—	—
Accumulated Deficit as Restated for January 1, 2003	62,500	500,000	414,781	$969,816
Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	264,614	264,614
Conversion of Preferred Stock to Common Stock	—	(500,000)	(6,250)	(506,250)
Net (Loss)	—	—	—	—
Accrued Dividends on Preferred Stock and Other Adjustments	—	—	—	—
Payment of Preferred Stock Accrued Dividends with Common Stock	—	—	—	—

December 31, 2003	62,500	—	673,145	$728,180

Accumulated Deficit as Previously Reported for January 1, 2004	62,500	—	673,145	$728,180
Adjustments (C) (D)	—	—	—	—
Accumulated Deficit as Restated for January 1, 2004	62,500	—	673,145	$728,180
Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(673,145)	(673,145)
Net (Loss)	—	—	—	—
Accrued Dividends on Preferred Stock and Other Adjustments	—	—	—	—
Payment of Preferred Stock Accrued Dividends with Common Stock	—	—	—	—

December 31, 2004	62,500	—	—	$55,035

_________________
(See (C) and (D) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F/A-2-6

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RESTATED
(CONTINUED)

	Common Stock Amounts
As of the Year Ended	Shares	Par Value $.01	Additional Paid-In Capital

December 31, 2001	13,140,283	$131,403	$35,575,058

Accumulated Deficit as Previously Reported for January 1, 2002	13,140,283	$131,403	$35,575,058
Adjustments (C) (D)	—	—	—
Accumulated Deficit as Restated for January 1, 2002	13,140,283	$131,403	$35,575,058
Issuance of Common Stock	869,521	8,695	1,071,559
Issuance of Common Stock - Subscription	—	—	—
Issuance of Preferred Stock	—	—	8,042,339
Conversion of Preferred Stock to Common Stock	61,450	615	7,885
Net (Loss)	—	—	—
Accrued Dividend on Preferred Stock and Other Adjustments	—	—	—

December 31, 2002	14,071,254	$140,713	$44,696,841

Accumulated Deficit as Previously Reported for January 1, 2003	14,071,254	$140,713	$44,696,841
Adjustments (C) (D)	—	—	—
Accumulated Deficit as Restated for January 1, 2003	14,071,254	$140,713	$44,696,841
Issuance of Common Stock	1,593,996	15,940	1,891,787
Issuance of Preferred Stock	—	—	5,027,666
Conversion of Preferred Stock to Common Stock	793,125	7,931	498,319
Net (Loss)	—	—	—
Accrued Dividend on Preferred Stock and Other Adjustments	—	—	(214)
Payment of Preferred Stock Accrued Dividends with Common Stock	—	—	—

December 31, 2003	16,458,375	$164,584	$52,114,399

Accumulated Deficit as Previously Reported for January 1, 2004	16,458,375	$164,584	$52,114,399
Adjustments (C) (D)	—	—	—
Accumulated Deficit as Restated for January 1, 2004	16,458,375	$164,584	$52,114,399
Issuance of Common Stock	630,786	6,308	340,453
Issuance of Preferred Stock	—	—	—
Conversion of Preferred Stock to Common Stock	12,375,024	123,750	549,395
Net (Loss)	—	—	—
Accrued Dividend on Preferred Stock and Other Adjustments	(327,530)	(3,275)	(127,063)
Payment of Preferred Stock Accrued Dividends with Common Stock	2,877,714	28,777	748,206

December 31, 2004	32,014,369	$320,144	$53,625,390

_________________
(See (C) and (D) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F/A-2-7

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RESTATED
(CONTINUED)

As of the Year Ended	Subscription Receivable	Accumulated (Deficit)	Total

Accumulated Deficit as Previously Reported for January 1, 2002	$(1,200,000)	(32,702,377)	2,359,119
Adjustments (C) (D)	—	90,191	90,191
Accumulated Deficit as Restated for January 1, 2002	$(1,200,000)	(32,612,186)	2,449,310
Issuance of Common Stock	—	—	1,080,254
Issuance of Common Stock - Subscription	1,200,000	—	1,200,000
Issuance of Preferred Stock	—	—	8,465,620
Conversion of Preferred Stock to Common Stock	—	—	—
Net (Loss)	—	(10,820,449)	(10,820,449)
Accrued Dividend on Preferred Stock and Other Adjustments	—	(259,634)	(259,634)

December 31, 2002	$—	(43,692,269)	2,115,101

Accumulated Deficit as Previously Reported for January 1, 2003	$—	(43,805,746)	2,001,624
Adjustments (C) (D)	—	113,477	113,477
Accumulated Deficit as Restated for January 1, 2003	$—	(43,692,269)	2,115,101
Issuance of Common Stock	—	—	1,907,727
Issuance of Preferred Stock	—	—	5,292,280
Conversion of Preferred Stock to Common Stock	—	—	—
Net (Loss)	—	(11,183,976)	(11,183,976)
Accrued Dividend on Preferred Stock and Other Adjustments	—	(498,001)	(498,215)
Payment of Preferred Stock Accrued Dividends with Common Stock	—	—	—

December 31, 2003	$—	(55,374,246)	(2,367,083)

Accumulated Deficit as Previously Reported for January 1, 2004	$—	(55,576,831)	(2,569,668)
Adjustments (C) (D)	—	202,585	202,585
Accumulated Deficit as Restated for January 1, 2004	$—	(55,374,246)	(2,367,083)
Issuance of Common Stock	—	—	346,761
Issuance of Preferred Stock	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	—
Net (Loss)	—	(5,768,508)	(5,768,508)
Accrued Dividend on Preferred Stock and Other Adjustments	—	—	(130,338)
Payment of Preferred Stock Accrued Dividends with Common Stock	—	—	776,983

December 31, 2004	$—	(61,142,754)	$(7,142,185)

_________________
(See (C) and (D) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F/A-2-8

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	Restated	Restated	Restated
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(2,627,175)	$(4,515,731)	$(5,001,579)
Discontinued Operations	(3,141,333)	(6,668,245)	(5,818,870)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	83,002	47,962	124,522
Provision for Losses on Accounts Receivable	793	(302)	8,988
Impairment of Goodwill	—	837,011	—
Loss on Disposition of Property, Plant and Equipment	—	116,462	—
Stock Based Operating Expenses:
Other Compensation	10,174	42,094	270,690
Board of Director Fees	254,144	174,000	23,625
Interest	—	65,913	37,620
Legal Fees and Settlements	13,500	—	54,750
Consultant Fees and Other Services	62,000	—	160,575
Changes in Assets and Liabilities:
Accounts Receivable	(126,847)	(240,096)	63,269
Inventories	(126,318)	9,090	146,890
Prepaid Expenses and Other Current Assets	(26,490)	51,360	9,181
Deposits and Other Non Current Assets	(9,716)	(41,414)	764
Accounts Payable	(73,720)	44,080	395,834
Accrued Expenses and Other Current Liabilities	(496,774)	657,142	78,984
Reserve for Litigation	15,000	—	—
Net Operating Activities of Discontinued Operations	876,765	2,463,981	(30,324)
Net Cash (Used in) Operating Activities	(5,312,995)	(6,956,693)	(9,475,081)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(184,745)	—	(429,031)
Net Investing Activities of Discontinued Operations	2,100	(102,886)	(457,563)
Net Cash (Used in) Investing Activities	$(182,645)	$(102,886)	$(886,594)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$350,000	$6,223,000
Proceeds from Line of Credit	17,124	1,051,307	1,090,635
Payments on Line of Credit	(95,101)	(997,419)	(1,121,253)
Proceeds from Loans Payable - Related Party	5,610,000	6,610,000	3,875,000
Principal Repayments on Long Term Debt	(5,402)	—	—
Principal Payments under Capital Lease Obligation	(2,194)	—	—
Net Financing Activities of Discontinued Operations	(39,707)	37,065	(86,631)
Net Cash (Used in) Financing Activities	5,484,720	7,050,953	9,980,751

Net Increase (Decrease) In Cash	(10,920)	(8,626)	(380,924)
Cash at Beginning of Year	35,385	44,011	424,935
Cash at End of Year	$24,465	$35,385	$44,011

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$-0-	$-0-	$-0-
Cash Payments for Interest	$89,024	$51,764	$26,193

Supplemental Schedule of Non Cash Investing and Financing Activities:

Property, Plant and Equipment acquired via a Capital Lease Obligation	7,200	—	—
Property, Plant and Equipment acquired via Issuance of Long Term Debt	35,123	—	—
Common Stock Issued for Operating Expenses	339,818	282,007	547,260
Common Stock Issued Upon Conversion of Preferred Stock	673,145	506,250	8,500
Common Stock Issued Upon Cancellation of Indebtedness	—	6,550,000	3,875,000
Common Stock Issued as Payment for Accrued Preferred Stock Dividends	776,983	—	—

_________________
(See also Note 1 - Summary of Significant Accounting Policies, Reclassifications and Changes in Presentation)

See accompanying notes to consolidated financial statements

F/A-2-9

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company’s customers consist of contractors and retail outlets serving the paint and coatings industries. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable.

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

Litigation

In the normal course of business, the Company is occasionally involved in legal proceedings. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

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

F/A-2-10

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.	Summary of Significant Accounting Policies - continued.

Property, Plant and Equipment

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

Revenue Recognition

Revenue from Coatings, Sealants and Other Products is recognized as risk and title to the product transfers to the customer (which occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. The Company’s sales channels include direct sales, distributors, independent representatives and retail outlets. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are classified as sales in the Consolidated Statement of Operations. Costs incurred for shipping and handling are classified as Cost of Sales.

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

Net (Loss) Per Common Share

The Company accounts for (loss) per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings Per Share". Basic (loss) per share is based upon the net (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. Basic and diluted net (loss) per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares would be antidilutive. See also Note 13 - Net Loss Per Common Share - Basic and Diluted.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards are valued based on a discounted market price of a share of unrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the restricted stock granted under the Director Compensation Plan and executive employment agreements (when earned and vested).

Allowance for Doubtful Accounts

The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency. The Company uses the percentage-of-sales method to estimate its allowance provision, which entails analyzing historical data to ascertain the relationship between bad debts and credit sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate charge to bad debts expense for the year. The offsetting credit is made to the allowance for uncollectible account. When specific customer accounts are subsequently identified as uncollectible, they are written off against this allowance. See also Note 21.

F/A-2-11

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.	Summary of Significant Accounting Policies - continued.

Cost of Sales and Selling, General and Administrative Costs

The Coatings, Sealants and Other Products line item includes all those costs directly associated with the manufacturing of the finished goods for sale and the costs associated with purchasing finished goods for resale, the cost of raw and other materials to make the finished goods, payroll costs associated with manufacturing the finished goods, as well as inbound freight and sales tax expense incurred when receiving materials or finished goods into warehouses. The Warranty Costs, Freight and Other Cost of Sales includes items such as paint and sealant containers, labels, and other miscellaneous items that are indirectly used in the manufacturing, packaging, and shipping (outbound freight) of finished goods, including inspection, internal transfer and any other costs related to our distribution network, and warehousing costs. The Selling, General and Administrative line item includes selling, advertising, marketing, customer service, and technical support, as well as the costs of providing corporate functional support for all other areas of our business. See also Note 21.

Warranty Reserve

The Company established a warranty reserve in 2003. The reserve was primarily established for the RSM Products and eliminated based on the discontinuation of the RSM Products in 2004. Warranty expense for our Infiniti Products for 2004 and 2003 was $9,055 and $128, respectively. See also Note 3.

Reclassifications and Changes in Presentation

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In addition, the common stockholders of the Company approved a 1-for-10 reverse split and share consolidation on May 28, 2002, which was effectuated at the close of business on May 30, 2002. Furthermore, the Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations.

New Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company does not believe SFAS No. 123(R) will have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Standards

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

F/A-2-12

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.	Summary of Significant Accounting Policies - continued.

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

While the accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has not earned profits to date, has incurred recurring losses and negative cash flows from operations, and at December 31, 2004 has an accumulated deficit, net of dividends, of $(61,161,710) and its current liabilities exceeded its current assets by $7,725,153 and its total liabilities exceeded its total assets by $7,161,141. These factors raise doubt about the Company’s ability to continue as a going concern if operations were to continue in the future as in the past. The Company has relied principally on non-operational sources of financing mainly from Richard J. Kurtz, the Chairman of the Board, to fund its operations over the past 6 five years. See Note 20 - Subsequent Events, Section (a) (Cancellation of Indebtedness)

Although there has been substantial doubt as a going-concern over the past few years, management believes that 2005 will bring about a turnaround in all respects. New additions to the management team have been put into place, and those individuals are concentrating on increasing sales, integrating an acquisition, widening gross profit percentages, creating new policies and procedures, and streamlining operational processes that should allow the Company to rely less on outside investors and related parties for the funding of continuing operations. See Note 20 - Subsequent Events, Section (c), Items (i) (New President and Chief Operating Officer) and (iii) (New Chief Financial Officer and Treasurer. The goal of management is to cover all of the Company’s operational costs on its own through a carefully thought out and strictly enforced budget, and by analyzing the budget variances on a monthly basis to identify those areas representing the greatest risk to allow decisions in those identified areas to be made in a timely and effective manner, in the most expedient manner possible under the circumstances. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, including acquisitions (See Note 20 - Subsequent Events, Section (b) (Acquisition of LaPolla Industries Inc.)), increases in revenue, strict control over operating costs and expenses, and obtaining additional forms of debt and/or equity financing. These consolidated financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, and the reported net losses and balance sheet classification used.

Note 3.	Discontinued Operations.

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and related RSM Products, which consisted of two products lines: Application Systems and Coatings. The consolidated financial statements and the related notes have been recast to reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented.

Selected operating results for discontinued operations are presented in the following table:

	Year Ended December 31,
	2004	2003	2002
Revenue	$475,785	$1,571,317	$2,549,610
Gross Profit (Loss)	84,568	(1,034,813)	315,903
Costs and Expenses	(3,617,118)	(8,239,562)	(8,368,480)
(Loss) from Discontinued Operations	$(3,141,333)	$(6,668,245)	$(5,818,870)

During 2002, the Company evaluated all circumstances and determined that a period of five years had passed since any material communications were received relating to the commitments and contingencies reserve initially established in 1997 for certain discontinued operations.  Accordingly, the Company decided that the $600,622 commitments and contingency reserve for these discontinued operations was no longer required and reversed it.

F/A-2-13

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 3.	Discontinued Operations - continued.

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Consolidated Balance Sheets consist of the following amounts at December 31:

Assets	2004	2003
Cash	$438	$7,333
Accounts and Notes Receivable, Net	—	101,206
Inventories	—	599,242
Machinery and Equipment, Net	—	486,329
Prepaid Expenses and Other Current Assets	—	15,936
Deposits and Other Non Current Assets	—	191
Total Assets	$438	$1,210,237
Liabilities
Accounts Payable	662,696	1,069,079
Accrued Expenses and Other Current Liabilities	57,871	722,460
Line of Credit	499,918	499,918
Long Term Debt	—	94,429
Deferred Income	—	7,500
Reserve for Litigation	525,000	350,000
Total Liabilities	$1,745,485	$2,743,386

See also Note 11 - Commitments and Contingencies.

Note 4.	Inventories.

The following is a summary of inventories for the years ending December 31:

	2004	2003
Raw Materials	$65,920	$—
Finished Goods	202,074	141,677
Total	$267,995	$141,677

Note 5.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2004	2003	Estimated Useful Life
Vehicles	$137,822	$—	5 Years
Leasehold Improvements	62,278	—	3 Years
Office Furniture and Equipment	70,195	65,590	5 Years
Computers and Software	192,284	155,434	5 Years
Machinery and Equipment	133,273	—	5 Years
Total Property, Plant and Equipment	$595,852	$221,024
Less: Accumulated Depreciation	(308,068)	(106,939)
Total Property, Plant and Equipment, Net	$287,784	$114,085

Depreciation expense for the years ended 2004 and 2003 was $83,002, and $47,962, respectively.

Note 6.	Goodwill.

The following is a summary of goodwill for the years ending December 31:

	2004	2003
Goodwill	$774,000	$774,000
Less: Accumulated Amortization	—	—
Total	$774,000	$774,000

Goodwill arising from the cost, in excess of fair market value of tangible assets and liabilities acquired, results from the Company's 2001 acquisition of Infiniti Products, Inc. After evaluation by management, as described in Note 1, Goodwill and Purchased Intangible Assets, the asset was impaired by $837,010, leaving a balance of Goodwill in the amount of $774,000.

The Company evaluates the amortization period of goodwill on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill.

F/A-2-14

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 7.	Accounts Payable and Accrued Expenses and Other Current Liabilities.

The following is a summary of accounts payable and accrued expenses and other current liabilities for the years ending December 31:

	2004	2003
Accounts Payable	$1,126,847	$1,200,567
Accrued Severance	—	85,168
Accrued Interest	306,908	—
Accrued Sales Tax	17,392	6,399
Accrued Other	144,221	99,232
Accrued Insurance	2,488	—
Accrued Dividends Payable	—	776,983
Total Accounts Payable and Accrued Expenses and Other Current Liabilities	$1,597,855	$2,168,349

Accrued Interest Expense of $306,908 represents interest payable at 9% per annum on unsecured loan proceeds totaling $5,670,000 from the Chairman of the Board. See also Note 14 - Securities Transactions, Section (d).

Note 8.	Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31:

	2004	2003
Various notes payable on vehicles, due in monthly installments of $2,564 including interest, maturing through 2007	$38,825	$—
Less: Current Maturities	(24,582)	—
Total Long-Term Debt	$14,243	—

Debt Maturity Schedule:
Years Ending December 31
2005	$24,582
2006	13,807
2007	436
	$38,825

Note 9.	Line of Credit.

The Company has an operating Line of Credit with Merrill Lynch Business Financial Services, Inc. This Line of Credit is for the maximum of $220,000, all of which is being utilized as of December 31, 2004; bears interest at prime plus 2% per annum, and was amended to mature on March 31, 2005. It is secured by the assets of Infiniti Products, Inc. and a personal guarantee from the Chairman of the Board.  The maximum “WCMA Line of Credit” of $220,000 is being paid down on a monthly basis until the maturity date of March 31, 2005, at which time the “Maximum WCMA Line of Credit” shall be $180,000. Although the maturity date according to the Agreement is dated March 31, 2005, the Chairman of the Board, who has personally guaranteed this line of credit, will continue to pay down the line of credit by paying $20,000 per month until the balance is paid in full. For the years ended December 31, 2004 and 2003, the Merrill Lynch Business Financial Services, Inc. Line of Credit balances were $219,153 and $297,129, respectively.

Note 10.	Related Party Transactions.

The following is a summary of related party transactions for the years ending December 31, 2004 and 2003:

(i)	The Chairman of the Board advanced monies in the form of short term loans bearing interest at 9% per annum totaling $5,670,000, of which*:

(a)	$5,340,000 was loaned to the Company during 2004; and

(b)	$330,000 was loaned to Infiniti Products, Inc. during 2003 and 2004.

*See also Note 20 - Subsequent Events, Section (a) (Cancellation of Indebtedness).

F/A-2-15

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 10.	Related Party Transactions - continued.

(ii)	The Company issued common stock to officers and directors as follows*:

	2004*		2003
	Shares	Value	Shares	Value
Other Compensation	19,000	$7,234	84,202	$34,474
Severance Compensation	6,000	2,940	12,000	7,620
Board of Director Fees	405,786	254,144	496,000	174,000
Board of Director Fees - Unearned	104,767	—	—	—
Mandatory Conversion of Series B Convertible Preferred Stock	—	—	750,000	—
Mandatory Conversion of Series C Convertible Preferred Stock	11,514,800	—	—	—
Exercise of Non-Statutory Option	—	—	300,000	1,188,000
Private Placement	—	—	199,460	135,633
Series B Convertible Preferred Stock Accrued Dividends	790,731	213,497	—	—
Series C Convertible Preferred Stock Accrued Dividends	1,444,041	389,892	—	—
	14,285,125	$867,707	1,841,662	$1,539,727
*Refer to Section (iv) below for more information.

(iii)	The Company issued preferred stock to directors, as follows:

	2004		2003
	Shares	Value	Shares	Value
Exercise of Option by Cancellation of Indebtedness	—	$—	264,614	$5,292,280

(iv)	The following is a detailed summary of related party transactions for the year ended December 31, 2004:

(a)	During 2004, 405,786 shares of restricted common stock were vested and earned by current and former directors pursuant to the Director Compensation Plan (“Director Plan”), of which:

(i)
292,000 shares that were issued to the Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. The Company did not consider this portion of the shares outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company as of May 28, 2002. The value ascribed to these shares on May 28, 2004 was $197,100. There are 584,000 shares remaining issued but in the custody of the Company until such time that they are earned. Refer to Note 15 - Compensation and Incentive Stock Plans, Director Compensation Plan.

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

F/A-2-16

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 10.	Related Party Transactions - continued.

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

Note 11.	Commitments and Contingencies.

Leases

The Company has operating leases as follows:

	Location	Description of Operations	Terms
1.	Deerfield Beach, Florida	Corporate Headquarters, Manufacturing, Distribution, and Sales,	02-01-2002 to 03-01-2006
2.	Deerfield Beach, Florida *	Manufacturing, Distribution, and Sales	01-01-2002 to 10-01-2005

* Lease was paid in full in March of 2005, where deposit being held by Trammell Crow Company was applied to remaining payments due through 10-01-2005.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

2005	$155,668
2006	40,441
Total Minimum Lease Payments	$196,109

Rent expense for the years ended December 31, 2004, and 2003, was $105,557, and $336,683, respectively.

Reserve

The following is a summary of the reserve established for commitments and contingencies for the year ending December 31:

2004
Accounts Payable - Discontinued Operations	$662,696
Accrued Expenses and Other Current Liabilities - Discontinued Operations	57,871
Line of Credit - Discontinued Operations	499,918
Reserve for Litigation - Discontinued Operations	525,000
Reserve for Litigation - Current Operations	15,000
Total	$1,760,485

There was no reserve for commitments and contingencies in 2003.

F/A-2-17

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 11.	Commitments and Contingencies - continued.

Legal Proceedings

(a)	Ponswamy Rajalingam and Uma Umarani, Plaintiffs v. Urecoats International, Inc., et. al., Defendants.

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

(b)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

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

(c)	Plymouth Industries, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

On July 22, 2003, the Plaintiff served the Defendants with a complaint for breach of Manufacturing and Sales Agreements and the parties immediately entered into various settlement agreements during which the Defendants were granted an indefinite extension of time to answer the complaint. The Defendants ceased making settlement payments in September 2003 when the Defendants came to believe and later learned that the Plaintiff had breached the Manufacturing and Sales Agreements and thereafter served a joint answer denying the complaint’s allegations and counterclaimed against the Plaintiff for breach of contract, breach of warranties, and indemnity and contribution. On April 27, 2004, the Plaintiff filed the aforementioned complaint in the District Court of the Fourth Judicial District in Hennepin County, Minnesota. On July 13, 2004, the Defendants filed the aforementioned joint answer and counterclaims with said District Court. On August 4, 2004, the Plaintiff was granted summary judgment against the Defendants, joint and severally, in the amount of $738,163 with any applicable costs, fees, and pre-judgment interest to be determined and added to this summary judgment at a later date. The Defendants believed that reversible procedural and substantive errors were made and that valid legal redress existed to not only offset the summary judgment with counterclaims but also to potentially vacate the summary judgment. On October 27, 2004, the Court issued an order granting the Defendants’ motion to vacate the summary judgment ordered on August 4, 2004. On February 18, 2005, the Court granted a 45 day extension on Plaintiff’s second motion for summary judgment, which was scheduled for March 3, 2005. Mediation is scheduled for April 21, 2005. The outcome of this litigation cannot be determined at this time.

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

At December 31, 2004, the Company has taxable net operating loss carry-forwards of approximately $60,778,436 to be utilized to offset taxable income for the next 20 years. The Company files a consolidated income tax return and cumulative timing difference between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

Cumulative Benefit of Net Operating Loss Carry-Forwards	$61,142,754
Issuance of Stock for Officers and Directors Compensation	(264,318)
Tax Depreciation versus Book Depreciation	(100,000)
Total Cumulative Benefit of Net Operating Loss Carry-Forwards	$60,778,436
Total Deferred Tax Asset	$20,664,668
Less Valuation Allowance	(20,664,668)
Net Deferred Tax Asset	$—

Approximately $11,446,298 of the net operating loss carry-forwards are subject to limitations based on discontinued operations and discontinued operating subsidiaries’ abilities to generate future taxable income. The Company expects to benefit from the deferred tax asset in the near future.

F/A-2-18

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 13.	Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2004		2003		2002
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Operating (Loss)	$(2,627,175)	$(0.091)	$(4,515,731)	$(0.295)	$(5,001,579)	$(0.367)
(Loss) from Discontinued Operations	(3,141,333)	(0.108)	(6,668,245)	(0.436)	(5,818,870)	(0.427)
Net (Loss)	$(5,768,508)	$(0.199)	$(11,183,976)	$(0.731)	$(10,820,449)	$(0.794)
Plus: Dividends on Preferred Stock	—	—	(498,001)	(0.033)	(259,634)	(0.019)
Net (Loss) Available to Common Stockholders	$(5,768,508)	$(0.199)	$(11,681,977)	$(0.764)	$(11,080,083)	$(0.813)
Weighted Average Common Shares Outstanding	28,866,604		15,264,815		13,605,769

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 652,767, 972,000 and 1,276,000 shares, respectively, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the Director Compensation Plan, (ii) 116,321, 239,025 and 521,283 vested stock options, respectively, and (iii) conversion of securities (preferred stock) convertible into 2,250, 6,173,994 and 2,429,781 shares, respectively, of common stock, for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 14.	Securities Transactions.

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

(j)
During 2004, the Company made certain administrative and confidential legal settlement adjustments returning 327,530 shares of common stock, net, to unissued status. These transactions were valued and recorded at $131,861, net, and offset against common stock and additional paid-in capital accordingly.

F/A-2-19

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15.	Compensation and Incentive Stock Plans.

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

Executive Employment Agreement

The Company entered into an executive employment agreement with its CEO for a period beginning on January 1, 2002 (the “effective date”) and ending December 31, 2005 (the “employment period”). Under this agreement, the Company agreed to the following compensation: (i) annual base salary of $90,000, subject to annual review; (ii) an aggregate of 64,000 shares of restricted common stock as other compensation, subject to vesting in 4,000 share increments on a quarterly basis commencing on the effective date; (iii) incentive stock options to purchase 26,000 shares, at an exercise price equal to 100% of the fair market value of our common stock as of the date of grant, and, subject to vesting, exercisable anytime within 5 years of the date of grant, vesting up to a maximum of 6,500 per year and after the end of each calendar year according to an Excess Revenues formula; (iv) eligibility to earn performance awards for a minimum aggregate of 34,000 shares of restricted common stock during the term of the agreement at a maximum of 8,500 shares during each calendar year; (v) a discretionary bonus; (vi) entitled to participate in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans; and (vii) paid vacation, fringe benefits and perquisites. See also Note 20 - Subsequent Events, Section (c), Item (ii).

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

F/A-2-20

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15.	Compensation and Incentive Stock Plans - continued.

1999 Consultant and Employee Stock Purchase and Option Plan

The 1999 Consultant and Employee Stock Purchase and Option Plan was approved by shareholders on February 8, 1999 ("1999 Plan"). Under the 1999 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted; however, the former may be granted only to employees of the Company. Generally, the options may be exercised beginning one year from the date of grant and expire in two to five years. The 1999 Plan provides for the grant of an aggregate of 800,000 options, which are exercisable for common stock.  There were 800,000 options exercised and -0- options available for grant under 1999 Plan as of December 31, 2004.

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

The following table provides additional information relating to stock option activity for Plan and Non-Plan Stock Options for the year ended December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/04	Weighted Average Exercise Price
$.70 - $ 2.99	51,333	1.9	$.73	1,333	$1.90
$3.00 - $ 4.29	98,988	1.7	$3.00	92,488	$3.00
$4.30 - $ 5.89	15,000	1.7	$4.30	9,000	$4.30
$5.90 - $10.00	20,000	1.0	$10.00	20,000	$10.00
$.70 - $10.00	185,321	1.66	$3.23	122,821	$4.22

Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements (See Note 15) and board of director fees pursuant to the Director Compensation Plan (See Note15). No compensation expense was recorded for any non-plan restricted stock options ("Non-Plan Options").  Had compensation expense for the Company's stock options under the stock-based incentive compensation plans described above (excluding Non-Plan Options) been recognized based upon the fair value for awards granted, the Company's net (loss) would have been increased to the following pro forma amounts:

	2004	2003	2002
Net (Loss) Available to Common Stockholders, as Reported	$(5,768,508)	$(11,681,977)	$(11,080,083)
Stock-Based Compensation Expense Determined Under Fair Value Based Method, Net of Tax (a)	—	—	—
Pro Forma Net (Loss)	$(5,768,508)	$(11,681,977)	$(11,080,083)
Net (Loss) Per Share:
As Reported - Basic and Dilutive	$(0.199)	$(0.764)	$(0.813)

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

F/A-2-21

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Note 18.	Securities Capitalization.

The following table provides information relating to the Company's common and preferred stock capitalization as of December 31, 2004:

		Preferred
Shares	Common	Series A	Series B	Series C	Total of Series A, B and C
Authorized	60,000,000	750,000	500,000	750,000	2,000,000
Issued and Outstanding	(32,014,369)	(62,500)	—	—	(62,500)
Converted	—	(687,500)	(500,000)	(687,895)	(1,875,395)
Reserved	1,301,014*	—	—	—	—
Available	26,684,617	—	—	62,105	62,105

*Reserves allocated as follows:
(a)	Director Compensation Plan	794,214	See also Note 15.
(b)	Key Employee Stock Option Plan	418,550	See also Note 15.
(c)	Executive Employment Agreement	16,000	See also Note 15.
(d)	Non Plan Restricted Stock Options	70,000	See also Note 15.
(e)	Series A Convertible Preferred Stock	2,250	See also Note 16.

F/A-2-22

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 19.	Selected Quarterly Financial Data (Unaudited)

	2004 Quarters Ended, (A), (B), (C), (D), (E)
	March 31	June 30	September 30	December 31
	Restated	Restated	Restated	Restated
Revenue	$460,897	$586,629	$521,852	$994,785
Gross Profit	$104,272	$113,671	$88,447	$165,842
Operating (Loss)	$(622,108)	$(959,286)	$(493,679)	$(552,102)
Income (Loss) from Discontinued Operations	$(1,084,929)	$(569,251)	$(1,764,031)	$276,878
Net (Loss) (C)	$(1,707,037)	$(1,528,537)	$(2,257,710)	$(275,224)
Plus: Dividends on Preferred Stock	$—	$—	$—	$—
Net (Loss) Available to Common Stockholders	$(1,707,037)	$(1,528,537)	$(2,257,710)	$(275,224)
Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.021)	$(0.033)	$(0.017)	$(0.019)
Discontinued Operations	$(0.037)	$(0.019)	$(0.061)	$0.009

	2003 Quarters Ended, (A), (B), (C), (D), (E)
	March 31	June 30	September 30	December 31
	Restated	Restated	Restated	Restated
Revenue	$708,867	$602,235	$603,888	$490,549
Gross Profit	$134,808	$179,125	$104,754	$86,077
Operating (Loss)	$(909,584)	$(1,638,779)	$(814,585)	$(1,152,783)
(Loss) from Discontinued Operations	$(1,249,989)	$(2,071,458)	$(969,651)	$(2,377,147)
Net (Loss) (C)	$(2,159,573)	$(3,710,237)	$(1,784,236)	$(3,529,930)
Plus: Dividends on Preferred Stock	$(138,295)	$(106,664)	$(130,594)	$(122,448)
Net (Loss) Available to Common Stockholders	$(2,297,868)	$(3,816,901)	$(1,914,830)	$(3,652,378)
Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.074)	$(0.112)	$(0.057)	$(0.083)
Discontinued Operations	$(0.088)	$(0.133)	$(0.058)	$(0.155)

We discontinued the operations of our RSM Subsidiary on November 5, 2004 and related RSM Products. The financial data above has been recast to reflect the results of operations for our continuing operations and, on an aggregated basis, discontinued operations, for the quarterly periods. See also Note 3 - Discontinued Operations.

_________________
(A)  Reclassification of Continuing and Discontinued Operations - The Company reclassified the financial data for continuing operations and, on an aggregated basis, discontinued operations, for all quarterly periods presented and corrected certain scrivener’s errors. The aggregate quarterly financial data of the Company was not affected by the reclassification. For 2004, the reclassification affected Gross Profit which decreased $1 for March 31 and increased $2 for December 31; Operating Loss decreased $18,568 for September 30; Loss from Discontinued Operations increased $18,568 for September 30; and Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, decreased $.001 for March 31 and September 30; and for Discontinued Operations, decreased $.002 for March 31, $.001 for June 30, increased $.001 for September 30, and decreased $.001 for December 31. For 2003, the reclassification affected Operating Loss which decreased $81,774 for March 31 and $44,737 for June 30, increased $112,653 for September 30, and decreased $186,888 for December 31; Loss from Discontinued Operations which increased $125,834 for March 31 and $95,777 for June 30, decreased $55,002 for September 30, and increased $34,137 for December 31; Net Loss increased $44,060 for March 31, $51,040 for June 30, $57,651 for September 30, and decreased $152,751 for December 31; and Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, increased $.040 for March 31, $.073 for June 30, $.033 for September 30, and $.064 for December 31; and for Discontinued Operations, increased $.049 for March 31 and $.113 for June 30, and decreased $.002 for September 30 and $.145 for December 31.

(B)  Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - After the reclassification described in paragraph (A) above, the Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight), and warehousing costs originally included in the Selling, General and Administrative line item and included these amounts in the Cost of Sales line item for 2004 and 2003. The aggregate quarterly financial data of the Company was not affected by the reclassification. For 2004, the reclassification affected Gross Profit which decreased $14,649 for March 31, $28,155 for June 30, $33,137 for September 30, and $45,780 for December 31. For 2003, the reclassification affected Gross Profit which decreased $17,375 for March 31, $11,218 for June 30, $25,416 for September 30, and $20,877 for December 31.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - After the reclassifications described in paragraphs (A) and (B) above, the Company restated the Allowance for Doubtful Accounts provision originally included in the Consolidated Balance Sheets and related Bad Debt expense originally included in the Selling, General and Administrative line item in the Consolidated Statement of Operations, retroactively for 2004 and 2003. The aggregate quarterly financial data of the Company was affected by the restatement. For 2004, the restatement affected Operating Loss and Net Loss which each increased $25,044 for March 31, decreased $23,378 for June 30, and increased $25,774 for September 30 and $115,812 for December 31; and Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, decreased $.001 for June 30, and increased $.001 for September 30 and $.004 for December 31. For 2003, the restatement affected Operating Loss and Net Loss which each increased $24,215 for March 31, and decreased $24,454 for June 30, $27,318 for September 30 and $83,323 for December 31; and Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, increased $.002 for March 31, and decreased $.001 for June 30, $.002 for September 30, and $.005 for December 31. No income tax effects were related to this restatement.

F/A-2-23

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 19.	Selected Quarterly Financial Data (Unaudited) - continued.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - continued.

To illustrate:

For 2004:	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Net Loss (As Previously Reported)	$(1,690,539)	$(1,555,501)	$(2,240,140)	$(160,216)
Adjustments	(25,044)	23,377	(25,774)	(115,812)
As Adjusted	$(1,715,583)	$(1,532,124)	$(2,265,914)	$(276,028)

For 2003:	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Net Loss (As Previously Reported)	$(2,140,727)	$(3,736,883)	$(1,802,063)	$(3,593,411)
Adjustments	(24,215)	24,454	27,318	83,323
As Adjusted	$(2,164,942)	$(3,712,429)	$(1,774,745)	$(3,510,088)

(D)  Restatement of Inventory and Cost of Sales - After the reclassifications described in paragraph (A) and (B) and restatement in paragraph (C) above, the Company restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations, retroactively for 2004 and 2003. The aggregate quarterly financial data of the Company was affected by the restatement. For 2004, the restatement affected Gross Profit, Operating Loss and Net Loss which each decreased $8,546 for March 31, $3,587 for June 30, $8,204 for September 30 and $804 for December 31. For 2003, the restatement affected Gross Profit, Operating Loss and Net Loss which each decreased $5,369 for March 31 and $2,192 for June 30, and increased $9,491 for September 30 and $19,842 for December 31; and Net (Loss) Per Share - Basic and Diluted, which, for Continuing Operations, increased $.001 for December 31. No income tax effects were related to this restatement.

To illustrate:

For 2004:	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Net Loss (As Adjusted per (C))	$(1,715,583)	$(1,532,124)	$(2,265,914)	$(276,028)
Adjustments	8,546	3,587	8,204	804
As Adjusted and Restated	$(1,707,037)	$(1,528,537)	$(2,257,710)	$(275,224)

For 2003:	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Net Loss (As Adjusted per (C))	$(2,164,942)	$(3,712,429)	$(1,774,745)	$(3,510,088)
Adjustments	5,369	2,192	(9,491)	(19,842)
As Adjusted and Restated	$(2,159,573)	$(3,710,237)	$(1,784,236)	$(3,529,930)

(E)  Loss Per Share and Dividends on Preferred Stock - After the reclassifications and restatement described in (A), (B) and (C) above, the Company added the Dividends on Preferred Stock and Net Loss Available to Common Stockholders amounts to the quarterly presentation and included the recalculated Net (Loss) Per Share - Basic and Diluted amounts in the presentation. For Continuing Operations, the recalculation affected Net Loss Per Share - Basic and Diluted, for 2003, increased $.009 for March 31, $.006 for June 30, $.007 for September 30, and $.008 for December 31. There was no effect to the discontinued operations.

Note 20.	Subsequent Events.

(a)	Cancellation of Indebtedness

On January 4, 2005, the Company issued 18,181,818 shares of restricted common stock to Richard J. Kurtz, Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness of the Company represented by short term loans bearing interest at 9% per annum, which were advanced to the Company and its subsidiaries during the period commencing with the fourth quarter of 2003 to date. The price per share used to determine the number of shares of restricted common stock that Mr. Kurtz was entitled to for this transaction was 110% of the closing price of the Company’s common stock as traded on the American Stock Exchange on January 4, 2005 or $ .33 per share.

(b)	Acquisition of LaPolla Industries, Inc.

On January 25, 2005, the Company entered into a Stock Purchase Agreement with LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”) and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein the Company agreed to pay $2 Million in cash and issue thirty four (34) shares of its restricted common stock in exchange for all of the issued and outstanding shares of capital stock of the LaPolla Subsidiary (the “Transaction”) with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. The LaPolla Subsidiary, formerly a privately-held company, is located in Tempe, Arizona. The LaPolla Subsidiary has 10 employees. The basic assets of the LaPolla Subsidiary include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers and vendors, office equipment, accounts receivable, and goodwill. The Chairman of the Board and majority shareholder, Richard J. Kurtz, advanced $2 Million in cash to finance the transaction for the Company. The $2 Million advance was made in the form of a demand loan bearing interest at 9% per annum payable by the Company to Mr. Kurtz.

F/A-2-24

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 20.	Subsequent Events - continued.

(c)	Long Term Employment Agreements

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

Note 21.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

(A)  Reclassification of Continuing and Discontinued Operations - The Company reevaluated the consolidated financial statements and related notes with respect to the manner in which the continuing and discontinued operations were originally presented and determined that certain reclassifications were required to make the presentation conform to applicable accounting principles. The Company discontinued certain operations that took place during the years 2000 throughout 2004. At December 31, 2004, the current operations in effect related to the public company itself as a holding company and one wholly owned subsidiary, Infiniti Products, Inc. (“Infiniti Subsidiary”). The Infiniti Subsidiary was acquired effective September 1, 2001. The original report filed with the SEC did not fully separate and segregate all of the financial and other related information related to our discontinued operations for the periods presented from the continuing operations. The aggregate financial data originally presented was not affected by the reclassification. The Company reclassified the financial data for all periods presented.

(B)  Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reevaluated the Consolidated Statements of Operations with respect to the manner in which other similarly situated public companies, like LaPolla, record certain direct labor expenses, shipping and handling costs, and warehousing costs and determined that certain reclassifications were required to make the Company’s Consolidated Statements of Operations comparable to other similarly situated public companies. The aggregate amount of costs and expenses of the Company originally presented were not affected by these reclassifications. The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight), and warehousing costs originally included in the Selling, General and Administrative line item on the Consolidated Statements of Operations and included these amounts in the Cost of Sales line item, for the periods presented.

(C)  Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company reevaluated the consolidated financial statements and related notes with respect to the manner in which the allowance for doubtful accounts was calculated and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. As described in paragraph (A) above, the Company discontinued certain operations, one of which was the operations of its wholly-owned subsidiary RSM Technologies, Inc. (“RSM Subsidiary”), on November 5, 2004. The RSM Subsidiary’s operations related to the former RSM Products, which products were initially distributed through the Infiniti Subsidiary. The Infinity Subsidiary also distributed its own Infiniti Products. The Infiniti Subsidiary’s accounting policy with respect to the method and percentages used to determine the valuation allowance for uncollectible receivables was based primarily on the historical data relating to bad debts and credit sales of the former RSM products. The Company, after reclassifying the financial data relating to the discontinued operations from the continuing operations as described in paragraph (A), reevaluated the historical data relating to bad debts and credit sales for the Infiniti Products and determined a change in method and percentages used to calculate the valuation allowance for uncollectible receivables was required. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company changed the method from the aging method to the percentage-of-sales method and adjusted the percentage used to match the historical data relating to bad debts and credit sales of the Infiniti Products. The Company restated the allowance for doubtful accounts on the Consolidated Balance Sheets and Bad Debt expense included in the Selling, General and Administrative line item on the Consolidated Statements of Operations for the periods presented. To illustrate:

	2004	2003	2002
Net Loss (As Previously Reported)	$(5,646,396)	$(11,273,084)	$(10,843,735)
Adjustments	(143,253)	110,880	97,232
As Adjusted	$(5,789,649)	$(11,162,204)	$(10,746,503)

F/A-2-25

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 21.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements - continued.

(D)  Restatement of Inventory and Cost of Sales - The Company reevaluated the consolidated financial statements and related notes with respect to the manner in which the acquisition and production costs relating to inventory were recorded and determined that a restatement of the value of inventory was necessary to make the presentation conform to applicable accounting principles. The Company recorded certain acquisition and production direct and indirect costs in the Costs of Sales line item related to manufacturing and distribution operations which should have been capitalized and included as part of the cost of acquisition and production of inventory. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications described in paragraphs (A) and (B) and restatement in paragraph (C) above, restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the periods presented. To illustrate:

	2004	2003	2002
Net Loss (As Adjusted per (C))	$(5,789,649)	$(11,162,204)	$(10,746,503)
Adjustments	21,141	(21,772)	(73,946)
As Adjusted and Restated	$(5,768,508)	$(11,183,976)	$(10,820,449)

(E)  Loss Per Share and Dividends on Preferred Stock - The Company reevaluated the Consolidated Statement of Operations with respect to the manner in which the Loss Per Share amounts were originally presented and determined that a change in the presentation was required to make the presentation conform to applicable accounting principles. The Company did not include the Dividends on Preferred Stock amounts on the face of the Consolidated Statement of Operations when these amounts should have been included in the presentation. The Company added the Dividends on Preferred Stock amounts on the face of the Consolidated Statement of Operations for the periods presented. After the reclassifications and restatements described in (A), (B), (C) and (D) above, the Company added the Dividends on Preferred Stock and Net Loss Available to Common Stockholders amounts to the presentation and included the recalculated Net (Loss) Per Share - Basic and Diluted amounts in the presentation. For Continuing Operations, the recalculation affected Net Loss Per Share - Basic and Diluted, on an annual basis, which increased $.034 for 2003 and $.024 for 2002, and decreased $.006 for 2001. There was no effect to discontinued operations.

(F)  Reclassification of Related Party Payable - The Company reevaluated the Consolidated Balance Sheets with respect to the manner in which the Loans Payable - Related Party amounts were originally presented and determined that a reclassification was required to make the presentation conform to applicable accounting principles. The Company classified the Loans Payable - Related Party amounts on the face of the Consolidated Balance Sheets in the Other Liabilities section when these amounts should have been classified in the Current Liabilities section. The aggregate amounts of the Loans Payable - Related Party were not affected by the reclassification. The Company reclassified the Loans Payable - Related Party amounts on the face of the Consolidated Balance Sheets, for the years ended December 31, 2004 and 2003. The Loans Payable - Related Party amount originally presented in the Other Liability section was $5,670,000 for 2004 and $60,000 for 2003.

The Company fully updated all affected portions of these consolidated financial statements and related notes to reflect the reclassifications, restatements and changes described above. In addition, certain scrivener’s errors and captions in the consolidated financial statements and related notes and disclosures have been updated to make the presentation more useful, informative, and comparative.

See also Note 19 - Selected Quarterly Financial Data.

F/A-2-26