Form 10-Q/A
period 2005-03-31
LAPOLLA INDUSTRIES INC
filed 2006-03-30
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

Commission File No. 001-31354

LaPolla Industries, Inc.
(formerly known as IFT Corporation)
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Intercontinental Business Park 15402 Vantage Parkway East, Suite 322 Houston, Texas	77032
(Address of Principal Executive Offices)	(Zip Code)

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

ITEMS AMENDED HEREBY

As used in this amended report, the "Company" or "Us" or "We" or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, unless the context otherwise requires. Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc., an Arizona corporation, ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The information presented herein reflects the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. located in Arizona that was acquired on February 11, 2005 and merged into IFT Corporation as described above. Please find below a description of the items amended hereby:

(A)     Reclassification of Continuing and Discontinued Operations - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the Securities and Exchange Commission (“SEC”) based on comments received from the SEC regarding the manner in which the continuing and discontinued operations were originally presented and determined that certain reclassifications were required to make the presentation conform to applicable accounting principles. The Company discontinued certain operations that took place during the years 2000 throughout 2004. At December 31, 2004, the current operations in effect related to the public company itself as a holding company and one wholly owned subsidiary, Infiniti Products, Inc. (“Infiniti Subsidiary”). The Infiniti Subsidiary was acquired effective September 1, 2001. The original report filed with the SEC did not fully separate and segregate all of the financial and other related information related to our discontinued operations from our continuing operations. The aggregate financial data originally presented was not affected by the reclassification.

(B)     Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reevaluated the Condensed Consolidated Statements of Operations as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which other similarly situated public companies, like us, record certain direct labor expenses, shipping and handling costs, and warehousing costs, and determined that certain reclassifications were required to make the Company’s Condensed Consolidated Statements of Operations comparable to other similarly situated public companies. The Company recorded certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs, and warehousing costs as Selling, General and Administrative. The aggregate amount of costs and expenses of the Company originally presented were not affected by these reclassifications. The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item.

(C)     Restatement of Inventory and Cost of Sales - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC in paragraph (B) above and Accounting Research Bulletin 43, Chapter 4, regarding the manner in which the acquisition and production costs relating to inventory were recorded and determined that a restatement of the value of inventory was necessary to make the presentation conform to applicable accounting principles. The Company recorded certain acquisition and production direct and indirect costs in the Costs of Sales line item related to manufacturing and distribution operations which should have been capitalized and included as part of the cost of acquisition and production of inventory. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in (A) and (B) above, restated the value of Inventories on the Condensed Consolidated Balance Sheets and Cost of Sales on the Condensed Consolidated Statements of Operations.

(D)     Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the allowance for doubtful accounts was calculated and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. As described in paragraph (A) above, the Company discontinued certain operations, one of which was its wholly-owned subsidiary RSM Technologies, Inc. (“RSM Subsidiary”), on November 5, 2004. The RSM Subsidiary’s operations related to the former RSM Products, which products were initially distributed through the Infiniti Subsidiary. The Infiniti Subsidiary also distributed its own Infiniti Products. The Infiniti Subsidiary’s accounting policy with respect to the method and percentages used to determine the valuation allowance for uncollectible receivables was based primarily on the historical data relating to bad debts of the former RSM products. The Company acquired LaPolla Industries, Inc., an Arizona corporation, on February 11, 2005 (the “LaPolla Subsidiary”), which adopted the aforementioned Infiniti Subsidiary’s accounting policy to be consistent at the time. The Company, after the reclassifications in paragraph (A) above, reevaluated the historical data relating to bad debts for the Infiniti Products and determined a change in method and percentages used to calculate the valuation allowance for uncollectible receivables was required for the year 2004. The Company changed the method from the aging method to the percentage-of-sales method and adjusted the percentage used to match the historical data relating to bad debts and credit sales of the Infiniti Products for the year 2004. The Company reevaluated the percentage-of-sales method and percentage used for the 2004 year again for the first quarter of 2005 against the historical data relating to bad debts and credit sales of the Infiniti Products and LaPolla Products and determined that the 2004 year criteria was also appropriate for the first quarter of 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in paragraphs (A) and (B) and restatement in paragraph (C), restated the allowance for doubtful accounts on the Condensed Consolidated Balance Sheets and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations.

(E)     Restatement of Goodwill and Other Intangible Assets and Amortization Expense - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which goodwill was recorded in connection with the LaPolla Subsidiary acquisition and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. In connection with the acquisition of the LaPolla Subsidiary, the Company acquired a customer list and product formulation which assets were included in the aggregate value of goodwill attributable to the transaction, when they should have been valued separately, disaggregated from goodwill, treated as other intangible assets, and amortized according to their estimated useful lives. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in paragraphs (A) and (B) and restatements in paragraphs (C) and (D), separately valued the customer list and product formulation, disaggregated these values from the goodwill and identified them as other intangible assets on the Condensed Consolidated Balance Sheets, established useful lives, and recorded amortization expense in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations.

The Company has fully updated all affected portions of this amended report, including the condensed consolidated financial statements and related notes and MD&A, to reflect the reclassifications and restatements described above. In addition, certain scrivener’s errors and captions in the condensed consolidated financial statements and related notes and disclosures have been updated throughout this amended report to make the presentation more useful, informative, transparent, and comparative.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2005

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 (Unaudited) and December 31, 2004	A-5

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2005 and 2004	A-6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2005 and 2004	A-7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	A-8

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	Restated	Restated
	(Unaudited)
ASSETS

Current Assets:
Cash	$121,547	$24,465
Trade Receivables, Net	2,638,344	691,926
Inventories	628,728	267,995
Prepaid Expenses and Other Current Assets	128,386	41,053
Current Portion of Assets of Discontinued Operations	199	438
Total Current Assets	3,517,204	1,025,877

Property, Plant and Equipment, Net	352,202	287,784

Other Assets:
Goodwill	1,951,000	774,000
Other Intangible Assets, Net	205,783	—
Deposits and Other Non-Current Assets	58,444	56,471
Total Other Assets	2,215,227	830,471

Total Assets	$6,084,633	$2,144,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$3,013,366	$1,126,847
Accrued Expenses and Other Current Liabilities	455,232	471,008
Line of Credit	158,218	219,152
Loans Payable - Related Party	3,164,407	5,670,000
Current Portion of Long-Term Debt	20,993	24,582
Current Portion of Liabilities from Discontinued Operations	1,435,285	1,220,485
Total Current Liabilities	8,247,501	8,732,074

Other Liabilities
Non Current Portion of Long-Term Debt	8,169	14,243
Non Current Portion of Liabilities from Discontinued Operations	525,000	525,000
Reserve for Litigation	15,000	15,000
Total Other Liabilities	548,169	554,243

Total Liabilities	8,795,670	9,286,317

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) at March 31, 2005 and December 31, 2004; $62,500 aggregate liquidation preference at March 31, 2005 and December 31, 2004	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,200,219 and 32,014,369 Issued and Outstanding at March 31, 2005 and December 31, 2004, Respectively	502,002	320,144
Additional Paid-In Capital	59,445,554	53,625,390
Accumulated (Deficit)	(62,713,628)	(61,142,754)
Total Stockholders’ (Deficit)	(2,711,037)	(7,142,185)

Total Liabilities and Stockholders’ (Deficit)	$6,084,633	$2,144,132

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2005 Restated	2004 Restated
Sales:
Coatings, Sealants and Other Products	$2,457,653	$460,897
Total Sales	2,457,653	460,897

Cost of Sales:
Coatings, Sealants and Other Products	2,204,993	356,625
Total Cost of Sales	2,204,993	356,625

Gross Profit	252,660	104,272

Operating Expenses:
Selling, General and Administrative	1,089,502	537,770
Professional Fees	266,495	114,148
Depreciation and Amortization	22,559	20,370
Consulting Fees	61,382	10,213
Interest Expense	17,840	28,725
Interest Expense - Related Party	38,650	14,486
Other (Income) Expense	—	668
Total Operating Expenses	1,496,428	726,380

Operating (Loss)	(1,243,768)	(622,108)

(Loss) From Discontinued Operations	(327,105)	(1,084,929)

Net (Loss)	$(1,570,873)	$(1,707,037)

Net (Loss) Per Common Share-Basic and Diluted:
Continuing Operations	$(0.025)	$(0.021)
Discontinued Operations	(0.006)	(0.037)
Total	$(0.031)	$(0.058)

Weighted Average Shares Outstanding	49,792,164	28,833,543

(A)     Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the quarter ended March 31, 2005. The reclassification affected Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales which each increased $131,886; Gross Profit decreased $131,886; Selling, General and Administrative decreased $126,087; Depreciation and Amortization decreased $5,799; and Total Operating Expenses decreased $131,886.

(B)     Restatement of Inventory and Cost of Sales - The Company, after the reclassification in paragraph (A) above, restated the value of Inventories on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the quarter ended March 31, 2005. Inventories, Total Current Assets, and Total Assets each increased $49,951; and Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales each decreased $30,995; Gross Profit increased $30,995; and Operating Loss and Net Loss each decreased $30,995. No income tax effects were related to this restatement. See Note 17, paragraph (C) for illustrative requirement.

(C)     Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company, after the reclassification in paragraph (A) and restatement in paragraph (B) above, restated the Allowance for Doubtful Accounts for the quarter ended March 31, 2005, and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2005. Allowance for Doubtful Accounts decreased $23,382; Total Current Assets and Total Assets each increased $23,382; and Selling, General and Administrative, Operating Loss, and Net Loss each decreased $23,382. No income tax effects were related to this restatement. See Note 17, paragraph (D) for illustrative requirement.

(D)     Restatement of Goodwill and Other Intangible Assets and Amortization Expense - The Company, after the reclassification in paragraph (A) and restatements in paragraphs (B) and (C) above, separately valued the customer list and product formulation acquired with the LaPolla Subsidiary, disaggregated these values from Goodwill and identified them as Other Intangible Assets, and recorded Amortization expense in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2005. Goodwill and Other Intangible Assets, Net, Total Other Assets, and Total Assets each decreased $1,923; and Depreciation and Amortization, Operating Loss, and Net Loss each increased $1,923. No income tax effects were related to this restatement. See Note 17, paragraph (E) for illustrative requirement.

See accompanying notes to condensed consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	Restated	Restated
Cash Flows From Operating Activities
Net (Loss)
Continuing Operations	$(1,243,769)	$(622,108)
Discontinued Operations	(327,105)	(1,084,929)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	28,358	20,370
Provision for Losses on Trade Receivables	—	—
Stock Based Operating Expenses:
Other Compensation	2,000	6,370
Changes in Assets and Liabilities, Net of Effects from Purchase of LaPolla Subsidiary
Trade Receivables	(434,206)	37,024
Inventories	(49,163)	(20,934)
Prepaid Expenses and Other Current Assets	(81,832)	(197,090)
Deposits and Other Non Current Assets	5,168	(219)
Accounts Payable	718,366	(47,096)
Accrued Expenses and Other Current Liabilities	124,757	77,995
Reserve for Litigation	—	15,000
Net Operating Activities of Discontinued Operations	215,040	528,521
Net Cash (Used in) Operating Activities	(1,042,386)	(1,286,428)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(45,610)	$(54,379)
Payment for Purchase of LaPolla Subsidiary, Net of Cash Acquired	(1,931,825)	—
Net Investing Activities of Discontinued Operations	—	—
Net Cash Provided by (Used in) Investing Activities	(1,977,435)	(54,379)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—
Proceeds from Lines of Credit	1,039	3,874
Payments on Lines of Credit	(61,973)	(3,500)
Proceeds from Loans Payable - Related Party	3,187,500	1,370,000
Principal Repayments on Long Term Debt	(9,079)	(1,351)
Principal Payments under Capital Lease Obligation	(584)	(220)
Net Financing Activities of Discontinued Operations	—	(9,927)
Net Cash Provided by Financing Activities	3,116,903	1,358,876

Net Increase In Cash	$97,082	$17,709
Cash at Beginning of Period	24,465	35,385
Cash at End of Period	$121,547	$53,094

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$17,841	$32,641

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via a Capital Lease Obligation	$-	$—
Property, Plant and Equipment acquired via issuance of Long Term Debt	-	—
Common Stock issued as Other Compensation pursuant to Employment Agreements	2,000	6,370
Common Stock issued in connection with Acquisition of Business Entity	22	—
Common Stock issued upon Cancellation of Indebtedness	$6,000,000	$—

(See also Note 2 - Reclassifications and Changes in Presentation)

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc., an Arizona corporation, ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The unaudited condensed consolidated financial statements and related notes reflect the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation subsequent to the current period. To be clear, references to the former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this presentation to aid the reader in understanding the current period presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including any amendments thereto, as filed with the Securities and Exchange Commission.

Note 2.	Reclassifications and Changes in Presentation.

Certain amounts in the prior years have been reclassified to conform to the 2005 unaudited condensed consolidated financial statement presentation. The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations.

Note 3.	Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at March 31, 2005 has an accumulated deficit, net of dividends, of $62,713,628, a working capital deficit of $4,730,297 and its total liabilities exceeded its total assets by $2,711,037. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations over the past six years (See Note 11 - Cancellation of Indebtedness). Although the Company has no formal commitment from the Chairman to fund the Company’s operating requirements for the year 2005, the Company has received loans, during the period January 1, 2005 through March 31, 2005, aggregating $3,187,500 from the Chairman, of which $2,000,000 was for the acquisition of the LaPolla Subsidiary on February 11, 2005, and the remaining $1,187,500 for operational costs during the first quarter of 2005. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued funding of the Company’s operations by the Chairman, and obtaining additional funding from private placements of debt and/or equity securities. If management in unsuccessful is obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 4.	Trade Receivables.

Trade receivables are comprised of the following:
	March 31, 2005	December 31, 2004
Trade Receivables	$2,651,165	$704,747
Less: Allowance for Doubtful Accounts	(12,821)	(12,821)
Trade Receivables, Net	$2,638,344	$691,926

Note 5.	Inventories.

Inventories are comprised of the following:

	March 31, 2005	December 31, 2004
Raw Materials	$169,757	$65,920
Finished Goods	458,971	202,074
Total	$628,728	$267,995

Note 6.	Property, Plant and Equipment.

Property, Plant and Equipment are comprised of the following:
	March 31, 2005	December 31, 2004
Vehicles	$155,618	$137,822
Leasehold Improvements	8,135	62,278
Office Furniture and Equipment	92,988	70,195
Computers and Software	206,078	192,284
Displays	62,278	—
Machinery and Equipment	239,886	133,273
Total Property, Plant and Equipment	$764,983	$595,852
Less: Accumulated Depreciation	(412,781)	(308,068)
Total Property, Plant and Equipment, Net	$352,202	$287,784

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 7.	Acquisition

On January 25, 2005, the Company entered into a Stock Purchase Agreement with LaPolla Industries, Inc., an privately held Arizona corporation (“LaPolla Subsidiary”) and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein the Company agreed to pay $2 Million in cash and issue thirty four shares of restricted common stock in exchange for 100% of the issued and outstanding capital stock of the LaPolla Subsidiary with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. The LaPolla Subsidiary is located in Tempe, Arizona and has 10 employees. The LaPolla Subsidiary has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States for over 20 years. The basic assets of the LaPolla Subsidiary include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers and vendors, office equipment, accounts receivable, and goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At February 11, 2005
Current Assets	$1,904,599
Property, Plant and Equipment	45,243
Intangible Assets	207,706
Goodwill	1,177,000
Total Assets Acquired	3,334,548
Current Liabilities	(1,334,526)
Total Liabilities Assumed	(1,334,526)
Net Assets Acquired	$2,000,022

Of the $207,706 of acquired other intangible assets, $69,235 was assigned to a customer list with a useful life of five (5) years and $138,471 was assigned to product formulation with a useful life of 15 years. The $1,177,000 of goodwill, as well as the $207,706 of other intangible assets, was assigned to the LaPolla Products segment.

The unaudited pro forma statements of operations for the quarter ended March 31, 2005 gives effect to the acquisition by the Company of the LaPolla Subsidiary as if it had occurred on January 1, 2005. The columns headed "LaPolla Subsidiary" in the below table gives effect to the revenues and expenses related to the acquisition for the periods indicated. The LaPolla Subsidiary column for the period from January 1, 2005 through February 10, 2005 was not included in our historical financial statements. The purchase was accounted for by using the purchase method of accounting.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Company Quarter Ending March 31, 2005	LaPolla Subsidiary Period From 1/1/05 to 2/10/05	LaPolla Subsidiary Period From 2/11/05 to 3/31/05	Pro Forma Income (Loss) March 31, 2005
Revenues	$799,815	$777,166	$1,657,838	$3,234,819
Cost of Sales	635,384	615,862	1,569,609	2,820,855
Gross Profit	164,431	161,304	88,229	413,964
Operating Expenses	1,027,009	326,402	495,361	1,919,686
Operating (Loss) before Other Income (Expenses)	(832,151)	(165,098)	(411,617)	(1,408,866)
Other Income (Expense)	—	15,603	—	15,603
Operating (Loss)	$(832,151)	$(149,495)	$(411,617)	$(1,393,263)

*The total proceeds paid for the LaPolla Subsidiary was $2,000,022 in cash and restricted common stock. The goodwill recognized from the acquisition was $1,177,000, which is the difference between the purchase price and the net assets of the LaPolla Subsidiary of $823,022. The pro forma above does not include any financial data relating to discontinued operations.

Note 8.	Goodwill and Other Intangible Assets.

Goodwill

	March 31, 2005	December 31, 2004
Infiniti Acquisition	$774,000	$774,000
LaPolla Acquisition	1,177,000	—
	$1,951,000	$774,000

Other Intangible Assets

	March 31, 2005
	Gross Amount	Accumulated Amortization	Amortization Period
Customer List	$69,235	$(1,154)	5 Years
Product Formulation	138,471	(769)	15 Years
	$207,706	$(1,923)

The Customer List and Product Formulation were acquired in connection with the acquisition of the LaPolla Subsidiary.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 9.	Line of Credit.

Line of credit is comprised of the following:

	March 31, 2005	December 31, 2004
$180,000 Line of Credit, maturing December 31, 2005, bears interest at prime plus 1% per annum, secured by all the assets of the Infiniti Subsidiary and a personal guarantee from the Chairman of the Board.	$158,218	$219,152

Note 10.	Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital and other corporate purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum. During the period from January 1, 2005 to March 31, 2005 the Chairman loaned the Company funds aggregating $3,187,500, of which $2,000,000 was used for the acquisition of the LaPolla Subsidiary on February 11, 2005, and the remaining $1,187,500 for operational costs during the first quarter.

Note 11.	Cancellation of Indebtedness.

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

Note 12.	Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2005		2004
	Amount	Per Share Amount	Amount	Per Share Amount
Operating (Loss)	$(1,243,768)	$(0.025)	$(622,108)	$(0.021)
(Loss) from Discontinued Operations	(327,105)	(0.006)	(1,084,929)	(0.037)
Net (Loss)	$(1,570,873)	$(0.031)	$(1,707,037)	$(0.058)
Weighted Average Common Shares Outstanding	49,792,164		28,833,543

Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

Note 13.	Discontinued Operations.

On November 5, 2004, the Company discontinued the operations of its RSM Technologies, Inc. subsidiary (“RSM Subsidiary”). The condensed consolidated financial statements and the related notes have been recast to reflect the financial position, results of operations and cash flows on an aggregated basis for the RSM Subsidiary.

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Condensed Consolidated Balance Sheets consist of the following at:

Assets	March 31, 2005	December 31, 2004
Cash	$199	$438
Total Assets	$199	$438
Liabilities
Accounts Payable	$568,081	$662,696
Accrued Expenses and Other Current Liabilities	367,286	57,871
Line of Credit	499,918	499,918
Reserve for Litigation	525,000	525,000
Total Liabilities	$1,960,285	$1,745,485

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 14.	Business Segment Information.

Effective January 1, 2005, the Company determined that it had three distinct business segments. These three business segments were defined as Corporate, Infiniti Products and LaPolla Products. The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of the Company;
(ii)	Infiniti Products was derived from the financial data of the Infiniti Subsidiary.
(iii)	LaPolla Products was derived from the financial data of the LaPolla Subsidiary.

The following table reflects certain business segment financial data as of and for the three months ended March 31, 2005:

	Corporate		Infiniti Products	LaPolla Products	Total
Revenue	$	---	$799,815	$1,657,838	$2,457,653
Gross Profit	$	---	$164,431	$88,229	$252,660
Operating (Loss)		$(661,484)	$(170,667)	$(411,617)	$(1,243,768)
Capital Expenditures (Net of Capital Leases)		$10,764	$25,104	$9,742	$45,610
Depreciation and Amortization Expense		$15,780	$2,235	$2,621	$22,559
Identifiable Assets		$2,386,852	$1,221,007	$2,476,774	$6,084,633

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and the related business segment, formerly reflected as RSM Products, was eliminated at that time. The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements. See also Note 13 - Discontinued Operations.

Note 15.	Commitments and Contingencies.

Reserve

	March 31, 2005	December 31, 2004
Accounts Payable - Discontinued Operations	$568,081	$662,696
Accrued Expenses and Other Current Liabilities - Discontinued Operations	367,286	57,871
Line of Credit - Discontinued Operations	499,918	499,918
Reserve for Litigation - Discontinued Operations	525,000	525,000
Reserve for Litigation - Current Operations	15,000	15,000
Total	$1,975,285	$1,760,485

Note 16.	Subsequent Events.

(a)   Effective April 1, 2005, Infiniti Products, Inc., a Florida corporation (“Infiniti Subsidiary”), merged with and into LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”), whereupon the separate existence of the Infiniti Subsidiary ceased and the LaPolla Subsidiary, continued as the surviving corporation.

Note 17.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

(A)   Reclassification of Continuing and Discontinued Operations - The Company discontinued certain operations that took place during the years 2000 throughout 2004. At December 31, 2004, the current operations in effect related to the public company itself as a holding company and one wholly owned subsidiary, Infiniti Products, Inc. (“Infiniti Subsidiary”). The original report filed with the SEC did not fully separate and segregate all of the financial and other related information related to the Company’s discontinued operations from its continuing operations. The aggregate financial data originally presented for the periods presented were not affected by the reclassification. See also Page A-2 - Items Amended Hereby, paragraph (A) for more information.

(B)   Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the three months ended March 31, 2005. The aggregate financial data originally presented for the periods presented were not affected by the reclassification. See also Page A-2 - Items Amended Hereby, paragraph (B) for more information.

(C)   Restatement of Inventory and Cost of Sales - The Company, after the reclassifications in paragraph (A) and (B) above, restated the value of Inventories on the Consolidated Balance Sheets for the quarter ended March 31, 2005 and Cost of Sales on the Consolidated Statements of Operations for the three months ended March 31, 2005. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

Three Months Ended March 31, 2005
Net Loss (As Previously Reported)	$(1,623,327)
Adjustments	30,995
As Adjusted	$(1,592,332)

See also Page A-2 - Items Amended Hereby, paragraph (C) for more information.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 17.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements - continued.

(D)   Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company, after the reclassifications in paragraphs (A) and (B) and restatement in paragraph (C) above, restated the Allowance for Doubtful Accounts for the quarter ended March 31, 2005, and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

Three Months Ended March 31, 2005
Net Loss (As Adjusted Per (C))	$(1,592,332)
Adjustments	23,382
As Adjusted	$(1,568,950)

See also Page A-2 - Items Amended Hereby, paragraph (D) for more information.

(E)   Restatement of Goodwill and Other Intangible Assets and Amortization Expense - The Company, after the reclassifications in paragraphs (A) and (B) and restatements in paragraphs (C) and (D) above, separately valued the customer list and product formulation acquired with the LaPolla Subsidiary, disaggregated these values from Goodwill and identified them as Other Intangible Assets, for the quarter ended March 31, 2005, and recorded Amortization expense in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations, for the three months ended March 31, 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

Three Months Ended March 31, 2005
Net Loss (As Adjusted Per (D))	$(1,568,950)
Adjustments	(1,923)
As Adjusted and Restated	$(1,570,873)

See also Page A-2 - Items Amended Hereby, paragraph (E) for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations for the Three Months Ended March 31, 2005 and 2004

As used in this amended report, the "Company" or "Us" or "We" or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires. Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc., an Arizona corporation, ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The financial review reflects the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation immediately after the end of the third quarter of 2005. To be clear, references to this former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this review to aid the reader in understanding the current period review. The financial review below presents our operating results for the three months ended March 31, 2005 and 2004, and our financial condition at March 31, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this amended report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2005 above.

Overview

We are a publicly traded holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. We operated two wholly-owned subsidiaries, Infiniti Products, Inc. (“Infiniti Subsidiary”) and the LaPolla Subsidiary in the first quarter of 2005. The Infiniti Subsidiary markets, sells, manufactures and distributes acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries (“Infiniti Products”). We acquired 100% of the capital stock of the LaPolla Subsidiary on February 11, 2005 for $2 Million in cash and thirty four shares of restricted common stock. The LaPolla Subsidiary markets, sells, manufactures and distributes acrylic roof coatings, sealers, and polyurethane foam systems to the industrial/commercial construction industries (“LaPolla Products”). The LaPolla Subsidiary is located in Tempe, Arizona and has 10 employees and has provided quality products and roofing solutions to contractors, building owners and design professionals in the Southwestern United States for over 20 years. The basic assets of the LaPolla Subsidiary include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers, vendors, office equipment, accounts receivable, and goodwill.

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

Index

Results of Operations

Revenues

The following is a summary of our revenue:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue:
Coatings, Sealants and Other Products	$2,457,653	$460,897
Total Revenue	$2,457,653	$460,897

We recognized revenue for the three months ended March 31, 2005 of $2,457,653 as compared to $460,897 for the three months ended March 31, 2004, which represents an increase of $1,996,756. The revenue generated from the sale of Coatings, Sealants and Other Products represents 100% of total revenue, respectively, for the three months ended March 31, 2005 and March 31, 2004. The increase in revenue of $1,996,756 is primarily attributable to: (a) the acquisition of the LaPolla Subsidiary on February 11, 2005, which had revenue totaling $1,657,838 for the interim period February 11, 2005 through March 31, 2005, and (b) Infiniti Products revenue totaling $799,815 for the three months ended March 31, 2005, as compared to $460,897 for the three months ended March 31, 2004.

Cost of Sales

Our cost of sales for the three months ended March 31, 2005 was $2,204,993 as compared to $356,625 for the three months ended March 31, 2004. The cost of sales as a percentage of our revenue for Coatings, Sealants and Other Products was 89.7% for the three months ended March 31, 2005 as compared to 77.3% for the three months ended March 31, 2004. The increase in the total cost of sales of $1,848,368 was primarily attributable to: (a) the acquisition of LaPolla Products, of which $1,569,609 was the cost of sales for the period February 11, 2005 through March 31, 2005, and (b) the cost of sales for Infiniti Products increased $278,759 from $356,625 for the three months ended March 31, 2004 as compared to $635,384 for the three months ended March 31, 2005. Infiniti Products cost of sales as a percentage of revenue for Coatings, Sealants and Other Products was 79.4% and 77.3%, respectively, as of March 31, 2005 and March 31, 2004. This increase in cost of sales as a percentage of revenue is attributable to ramping up full scale manufacturing operations for our Infiniti Products in Florida. LaPolla Products cost of sales as a percentage of revenue for Coatings, Sealants and Other Products was 94.6% for the three months ended March 31, 2005. This high percentage was mainly attributable to former unprofitable customers, for which we have either increased selling prices or eliminated from our customer base.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2005 was $1,089,502 as compared to $537,770 for the three months ended March 31, 2004. The increase of $551,732 is primarily attributable to (a) the acquisition of LaPolla Products, including the additional operating overhead absorbed from the new location in Tempe, Arizona, (b) the addition of a new sales and marketing team, which attributed to the rise in our sales during the first quarter of 2005, (c) design and printing of marketing materials, (d) attendance at two of the largest trade shows specific to the roof coating industry, (e) additional travel expenses to obtain new and maintain existing customers, and (f) opening a new sales and marketing office in Texas.

Professional Fees

Our professional fees for the three months ended March 31, 2005 were $266,495 as compared to $114,148 for the three months ended March 31, 2004. The increase of $152,347 is primarily attributable to attorney’s fees associated with past and current litigation, as well as auditing and accounting fees associated with the acquisition of LaPolla Products.

Depreciation and Amortization

For the three months ended March 31, 2005, our depreciation and amortization expense was $22,559 as compared to $20,370 for the three months ended March 31, 2004. The increase of $2,189 is primarily attributable to the acquisition of LaPolla Products, which resulted in the purchase of additional assets and machinery and equipment.

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

Interest Expense

For the three months ended March 31, 2005, our interest expense was $56,490 as compared to $43,211 for the three months ended March 31, 2004. The increase of $13,279 is primarily attributable to the interest incurred on the $3,164,407 of loans payable - related party originated during the quarter ended March 31, 2005. These loans are payable to the Chairman and bear interest at 9% per annum.

Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2005 reflects a $327,105 loss from our discontinued RSM Products as compared to $1,084,929 for the three months ended March 31, 2004. The $327,105 loss for the three months ended March 31, 2005 is primarily attributable to an increase in our commitments and contingencies related to the discontinued operations in 2004.

Index

Financial Condition, Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are:funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms. Historically, we have generated insufficient cash from operations to meet our working capital requirements and have relied principally on related party funding from our Chairman over the past six years and outside investors to meet our working capital and other corporate needs. With the discontinuation of our RSM Products, increased focus on our Infiniti Products and acquisition of LaPolla Products, in conjunction with our retention of additional sales and marketing personnel, we are getting closer to generating enough cash from our operations to meet and exceed our working capital requirements. We were required to expend certain funds during the first quarter to enhance our infrastructure to be able to effectively manage the growth surge we are presently experiencing in our revenue, which included attracting and retaining new executives, supplementing our existing sales and marketing team with additional sales and marketing personnel, integrating our LaPolla Products acquisition, creating sales, marketing and promotional materials, rolling out our LaPolla Products in national trade shows, and satisfying non-recurring liabilities related to our discontinued RSM Products business.

We had $121,746 of cash on hand at March 31, 2005 as compared to $24,465 at December 31, 2004, which represents an increase of $97,281. During the three months ended March 31, 2005, our working capital deficit decreased $2,975,900 from a deficit of $7,706,197 as of December 31, 2004 to a deficit of $4,730,297 as of March 31, 2005. This decrease in the working capital deficit was primarily attributable to a decrease of $2,505,593 in monies due to the Chairman resulting from debt cancellation, a $1,886,519 increase in accounts payable, a $15,776 increase in accrued expenses and other current liabilities, a $1,946,418 increase in net trade receivables, an increase in inventories of $360,733, a $60,934 decrease in the line of credit, and an increase of 87,333 in prepaid expenses and other current assets.

For the three months ending March 31, 2005, the net cash used for operating and investing activities was $1,042,187 and $1,977,435, respectively, and net cash provided by financing activities was $3,116,903 compared to the net cash used for operating activities of $1,286,428, and net cash used in investing and provided by financing activities of $54,379 and $1,358,876, respectively, for the three months ending in March 31, 2004.

The net cash used for operating activities for the three months ended March 31, 2005 was $1,042,187 compared to cash used of $1,286,428 for the three months ended March 31, 2004. The decrease in net cash used for operating activities of $244,241 was primarily due to a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses and other current liabilities, and was offset by an increase in trade receivables. The net cash provided by operating activities for discontinued operations was $215,239 and $528,521 for the three months ended March 31, 2005 and 2004, respectively.

The net cash used for investing activities for the three months ended March 31, 2005 was $1,977,435 compared to the net cash provided by investing activities of $54,379 for the three months ended March 31, 2004. This increase in net cash used for investing activities of $1,923,056 was primarily attributable to our investment in the LaPolla Subsidiary for $2,000,000 in cash, a decrease in deposits and other non current assets, and was offset by an increase in acquisition of machinery and equipment. The net cash used in financing activities for discontinued operations was $-0- and $9,927 for the three months ended March 31, 2005 and 2004, respectively.

The net cash provided by financing activities for the three months ended March 31, 2005 was $3,116,903 compared to the cash provided of $1,358,876 for the three months ended March 31, 2004. The increase in net cash provided from financing activities of $1,758,027 was attributable to an increase in funding received by the Chairman for the purchase of the LaPolla Subsidiary, an increase in the payments made on notes and a line of credit, and an increase on payments made on long term debt.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, as amended, our disclosure controls and procedures were not as effective as originally contemplated nor did such controls operate at a level appropriate to provide reasonable assurance for certain matters. A material weakness existed. The material weakness identified originated with the period immediately following the Company’s discontinuance of the operations of its RSM Subsidiary on November 5, 2004. The CFO that was originally responsible for the preparation of the financial statements and related notes for the quarter and year ended December 31, 2004 resigned on February 14, 2005 for title purposes and February 28, 2005 for employment purposes. A new CFO was retained on February 25, 2005. The new CFO reviewed and completed the worksheets relating to the evaluation of our disclosure controls and procedures. The CEO reviewed and approved the completed evaluation report. The Company also made an acquisition on February 11, 2005. All of the changes in this report, as amended, requiring reclassifications, restatements, as well as other changes, pertain to knowledge and experience concerning the application of certain accounting principles. The material weakness as identified highlights the need to train accounting and executive personnel regarding the application of appropriate accounting principles for SEC reporting and for succession. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) training of the CEO concerning the tools that are used to prepare and review financial statements and related disclosures and the application of certain accounting principles; (b) enhancement of the hiring practices of the Company to seek where practicable CFOs that have prior SEC reporting experience as a prerequisite for that position; (c) a training program has been initiated for all accounting personnel at various levels to facilitate accurate and punctual reporting; (d) the hiring of our current CFO with prior SEC reporting experience; and (e) an increase in the number of accounting related personnel as deemed required. The Company believes the material weakness identified above has been corrected. There were changes in our internal controls during the first quarter of 2005 as described above. There were significant changes in our internal controls or in other factors after the end of the first quarter of 2005 as described above. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this amended report.

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

(b)
On February 11, 2005, we issued 34 shares of restricted common stock to Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, in connection with the acquisition of our LaPolla Subsidiary. This transaction was valued and recorded at approximately $22. See Part I - Financial Information, Item 1 - Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7 - Acquisition for more information on this transaction.

(c)	On March 31, 2005, we issued 4,000 shares of restricted common stock to our CEO, as other compensation, pursuant to his employment agreement, which was valued and recorded at $2,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page A-17.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)

Date:	March 27, 2006	By:	/s/ Michael T. Adams, CEO
Michael T. Adams
CEO

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)

Date:	March 27, 2006	By:	/s/ John A. Campbell, CFO
John A. Campbell
CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1/A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2/A	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.
32/A	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.