Form 10-Q/A
period 2005-06-30
LAPOLLA INDUSTRIES INC
filed 2006-03-30
CIK 875296

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

(D)   Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the allowance for doubtful accounts was calculated and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. As described in paragraph (A) above, the Company discontinued certain operations, one of which was its wholly-owned subsidiary RSM Technologies, Inc. (“RSM Subsidiary”), on November 5, 2004. The RSM Subsidiary’s operations related to the former RSM Products, which products were initially distributed through the Infiniti Subsidiary. The Infiniti Subsidiary also distributed its own Infiniti Products. The Infiniti Subsidiary’s accounting policy with respect to the method and percentages used to determine the valuation allowance for uncollectible receivables was based primarily on the historical data relating to bad debts of the former RSM products. The Company acquired LaPolla Industries, Inc., an Arizona corporation, on February 11, 2005 (the “LaPolla Subsidiary”), which adopted the aforementioned Infiniti Subsidiary’s accounting policy to be consistent at the time. The Company, after the reclassifications in paragraph (A) above, reevaluated the historical data relating to bad debts for the Infiniti Products and determined a change in method and percentages used to calculate the valuation allowance for uncollectible receivables was required for the year 2004. The Company changed the method from the aging method to the percentage-of-sales method and adjusted the percentage used to match the historical data relating to bad debts and credit sales of the Infiniti Products for the year 2004. The Company reevaluated the percentage-of-sales method and percentage used for the 2004 year again for the first and second quarters of 2005 against the historical data relating to bad debts and credit sales of the Infiniti Products and LaPolla Products and determined that the 2004 year criteria was also appropriate for the first and second quarters of 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in paragraphs (A) and (B) and restatement in paragraph (C), restated the allowance for doubtful accounts on the Condensed Consolidated Balance Sheets and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations.

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

(F)   Restatement of Paid-In Capital and Share-Based Compensation Expense - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which it elected to implement SFAS No. 123R and determined that a restatement was necessary to make the presentation conform to applicable implementation guidelines. The Company implemented SFAS No. 123R during the second quarter of 2005 when it should have implemented it in the third quarter of 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in paragraphs (A) and (B) and restatements in paragraphs (C), (D) and (E), restated the Paid-In Capital on the Condensed Consolidated Balance Sheets and Share-Based Compensation expense originally included in the Selling. General and Administrative line item on the Condensed Consolidated Statement of Operations.

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

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2005

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 (Unaudited) and December 31, 2004	A-5

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2005 and 2004	A-6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2005 and 2004	A-7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	A-8

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	Restated	Restated
	(Unaudited)
ASSETS
Current Assets:
Cash	$107,525	$24,465
Trade Receivables, Net	3,519,144	691,926
Inventories	872,203	267,995
Prepaid Expenses and Other Current Assets	163,617	41,053
Current Portion of Assets of Discontinued Operations	7,151	438
Total Current Assets	4,669,640	1,025,877

Property, Plant and Equipment, Net	573,581	287,784

Other Assets:
Goodwill	1,951,000	774,000
Other Intangible Assets, Net	200,014	—
Deposits and Other Non-Current Assets	76,029	56,471
Total Other Assets	2,227,043	830,471

Total Assets	$7,470,264	$2,144,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$3,724,856	$1,126,847
Accrued Expenses and Other Current Liabilities	544,391	471,008
Lines of Credit	100,057	219,152
Loans Payable - Related Party	4,279,408	5,670,000
Note Payable - Other	500,000	—
Current Portion of Long-Term Debt	48,136	24,582
Current Portion of Liabilities from Discontinued Operations	805,314	1,220,485
Total Current Liabilities	10,002,162	8,732,074

Other Liabilities:
Non Current Portion of Long-Term Debt	145,609	14,243
Non Current Portion of Liabilities from Discontinued Operations	525,000	525,000
Reserve for Litigation	15,000	15,000
Total Other Liabilities	685,609	554,243

Total Liabilities	$10,687,771	$9,286,317

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding Less Offering Costs of $7,465) at June 30, 2005 and December 31, 2004; $62,500 aggregate liquidation preference at June 30, 2005 and December 31, 2004	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,564,986 and 32,014,369 Issued and Outstanding at June 30, 2005 and December 31, 2004, Respectively	505,650	320,144
Additional Paid-In Capital	59,784,797	53,625,390
Accumulated (Deficit)	(63,562,989)	(61,142,754)
Total Stockholders’ (Deficit)	(3,217,507)	(7,142,185)

Total Liabilities and Stockholders’ (Deficit)	$7,470,264	$2,144,132

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Sales:
Coatings, Sealants and Other Products	$5,206,176	$586,629	$7,663,829	$1,047,526
Total Sales	5,206,176	586,629	7,663,829	1,047,526

Cost of Sales:
Coatings, Sealants and Other Products	4,183,298	472,958	6,388,291	829,583
Total Cost of Sales	4,183,298	472,958	6,388,291	829,583

Gross Profit	1,022,878	113,671	1,275,538	217,943

Operating Expenses:
Selling, General and Administrative	1,620,713	753,427	2,710,215	1,291,197
Professional Fees	126,723	151,373	393,218	265,521
Depreciation and Amortization	26,153	21,298	48,712	41,668
Consulting Fees	64,011	60,780	125,392	70,993
Interest Expense	10,702	17,067	28,542	45,792
Interest Expense - Related Party	43,694	68,919	82,344	83,405
Other (Income) Expense	(17,242)	93	(17,242)	761
Total Operating Expenses	1,874,753	1,072,957	3,371,181	1,799,337

Operating (Loss)	(851,875)	(959,286)	(2,095,643)	(1,581,394)

Income (Loss) From Discontinued Operations	2,514	(569,251)	(324,591)	(1,654,180)

Net (Loss)	$(849,361)	$(1,528,537)	$(2,420,234)	$(3,235,574)

Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.016)	$(0.033)	$(0.041)	$(0.054)
Discontinued Operations	0.000	(0.019)	(0.006)	(0.057)
Total Net (Loss)	$(0.016)	$(0.052)	$(0.047)	$(0.111)

Weighted Average Shares Outstanding	50,306,865	28,735,928	50,252,462	28,784,466
___________________
(A)   Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the three and six months ended June 30, 2005. The reclassification affected Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales which each increased $104,879 and $236,765; Gross Profit decreased $104,879 and $236,765; Selling, General and Administrative decreased $93,433 and $219,520; Depreciation and Amortization decreased $11,446 and $17,245; and Total Operating Expenses decreased $104,879 and $236,765, for the three and six months ended June 30, 2005, respectively.

(B)   Restatement of Inventory and Cost of Sales - The Company, after the reclassification in paragraph (A) above, restated the value of Inventories on the Consolidated Balance Sheets for quarter ended June 30, 2005 and Cost of Sales on the Consolidated Statements of Operations for the for the three and six months ended June 30, 2005. Inventories, Total Current Assets, and Total Assets each increased $64,804 for the quarter ended June 30, 2005; and Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales each decreased $21,395 and $52,390; Gross Profit increased $21,395 and $52,390; and Operating Loss and Net Loss each decreased $21,395 and $52,390, for the three and six months ended June 30, 2005. No income tax effects were related to this restatement. See Note 17, paragraph (C) for illustrative requirement.

(C)   Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company, after the reclassification in paragraph (A) and restatement in paragraph (B) above, restated the Allowance for Doubtful Accounts for the quarter ended June 30, 2005, and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2005. Allowance for Doubtful Accounts increased $25,498 and Total Current Assets and Total Assets each decreased $25,498, for the quarter ended June 30, 2005; and Selling, General and Administrative, Operating Loss, and Net Loss each increased $3,271 and decreased 20,111, for the three and six months ended June 30, 2005, respectively. No income tax effects were related to this restatement. See Note 17, paragraph (D) for illustrative requirement.

(D)   Restatement of Goodwill and Other Intangible Assets and Amortization Expense - The Company, after the reclassification in paragraph (A) and restatements in paragraphs (B) and (C) above, separately valued the customer list and product formulation acquired with the LaPolla Subsidiary, disaggregated these values from Goodwill and identified them as Other Intangible Assets for the quarter ended June 30, 2005, and recorded Amortization expense in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. Goodwill and Other Intangible Assets, Net, Total Other Assets, and Total Assets each decreased $5,769 for the quarter ended June 30, 2005; and Depreciation and Amortization, Operating Loss, and Net Loss each increased $5,769 and $7,692, for the three and six months ended June 30, 2005, respectively. No income tax effects were related to this restatement. See Note 17, paragraph (E) for illustrative requirement.

(E)   Restatement of Additional Paid-In Capital and Share-Based Compensation Expense - The Company, after the reclassification in paragraph (A) and restatements in paragraphs (B), (C), and (D) above, restated Additional Paid-In Capital on the Condensed Consolidated Balance Sheets for the quarter ended June 30, 2005 and Share-Based Compensation expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. Additional Paid-In Capital and Accumulated Deficit each decreased $25,473 for the quarter ended June 30, 2005; and Selling, General and Administrative, Operating Loss, and Net Loss each decreased $25,473, for the three and six months ended June 30, 2005, respectively. No income tax effects were related to this restatement. See Note 17, paragraph (F) for illustrative requirement.

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	Restated	Restated
Cash Flows From Operating Activities
Net (Loss)
Continuing Operations	$(2,095,645)	$(1,581,394)
Discontinued Operations	(324,591)	(1,654,180)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	65,124	41,669
Provision for Losses on Trade Receivables	25,498	—
Loss on Disposition of Property, Plant and Equipment	(2,657)	760
Stock Based Operating Expenses:
Other Compensation	5,600	8,574
Board of Director Fees	339,290	251,820
Changes in Assets and Liabilities, Net of Effects from Purchase of LaPolla Subsidiary
Trade Receivables	(1,340,505)	58,174
Inventories	(292,637)	11,204
Prepaid Expenses and Other Current Assets	(12,364)	(173,072)
Deposits and Other Non Current Assets	(136,835)	12,420
Accounts Payable	1,429,855	(196,985)
Accrued Expenses and Other Current Liabilities	240,815	121,537
Other Liabilities	184,420	—
Reserve for Litigation	—	15,000
Net Operating Activities of Discontinued Operations	(410,931)	(700,252)
Net Cash (Used in) Operating Activities	(2,325,563)	(3,784,725)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(313,456)	$(92,312)
Payment for Purchase of LaPolla Subsidiary, Net of Cash Acquired	(1,931,825)	—
Net Investing Activities of Discontinued Operations	—	—
Net Cash Provided by (Used in) Investing Activities	(2,245,281)	(92,312)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—
Proceeds from Line of Credit	2,967	7,789
Payments on Line of Credit	(122,063)	(6,600)
Proceeds from Loans Payable - Related Party	4,302,500	3,950,000
Proceeds from Note Payable - Other	500,000	—
Principal Repayments on Long Term Debt	(28,323)	(2,701)
Principal Payments under Capital Lease Obligation	(1,177)	(878)
Net Financing Activities of Discontinued Operations	—	(19,854)
Net Cash Provided by Financing Activities	4,653,904	3,927,756

Net Increase In Cash	$83,060	$50,719
Cash at Beginning of Period	24,465	35,385
Cash at End of Period	$107,525	$86,104

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$30,015	$32,641

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via a Capital Lease Obligation	$—	$7,200
Property, Plant and Equipment acquired via issuance of Long Term Debt	184,420	—
Common Stock issued as Other Compensation pursuant to Employment Agreements	5,600	8,574
Common Stock issued as Director Fees pursuant to Director Compensation Plan	339,290	251,820
Common Stock issued in connection with Acquisition of Business Entity	22	—
Common Stock extinguished pursuant to Settlement Agreement	—	(131,508)
Common Stock issued related to and upon Conversion of Preferred Stock	—	674,315
Common Stock issued upon Cancellation of Indebtedness	$6,000,000	$—

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation.

Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc., an Arizona corporation, ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The unaudited condensed consolidated financial statements and related notes reflect the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation subsequent to the current period. To be clear, references to the former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this presentation to aid the reader in understanding the current period presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004, including any amendments thereto, as filed with the Securities and Exchange Commission. The Company prepared the condensed consolidated financial statements following the requirements of the rules promulgated by the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s).

Note 2. Reclassifications and Changes in Presentation.

Certain amounts in the prior years have been reclassified to conform to the 2005 unaudited condensed consolidated financial statement presentation. The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations.

Note 3. Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at June 30, 2005 has an accumulated deficit, net of dividends, of $63,562,989, a working capital deficit of $5,332,522 and its total liabilities exceeded its total assets by $3,217,508. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations for approximately seven years. Although the Company had no formal commitment from the Chairman to fund the Company’s operating requirements for the 2005 year, the Company received short term demand loans, during the period January 1, 2005 through June 30, 2005, aggregating $4,302,500 from the Chairman, of which $2,000,000 was for the acquisition of the LaPolla Subsidiary on February 11, 2005, and the remaining $2,302,500 for operational costs and other corporate purposes. The Company’s ability to continue as a going concern will be dependent on management’s ability to successfully execute its business plan, which includes increasing revenues while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued support from the Chairman, and obtaining additional funding to support longer term capital requirements. If management in unsuccessful is obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern. See also Note 10 - Note Payable - Other.

Note 4. Trade Receivables.

Trade receivables are comprised of the following:

	June 30, 2005	December 31, 2004
Trade Receivables	$3,557,463	$704,747
Less: Allowance for Doubtful Accounts	(38,319)	(12,821)
Trade Receivables, Net	$3,519,144	$691,926

Note 5. Inventories.

Inventories are comprised of the following:

	June 30, 2005	December 31, 2004
Raw Materials	$479,711	$65,920
Finished Goods	392,491	202,074
Total	$872,203	$267,995

Note 6. Property, Plant and Equipment.

Property, Plant and Equipment are comprised of the following:

	June 30, 2005	December 31, 2004
Vehicles	$246,290	$137,822
Leasehold Improvements	9,926	62,278
Office Furniture and Equipment	93,714	70,195
Computers and Software	207,335	192,284
Displays	62,278	—
Machinery and Equipment	319,954	133,273
Total Property, Plant and Equipment	$939,497	$595,852
Less: Accumulated Depreciation	(365,916)	(308,068)
Total Property, Plant and Equipment, Net	$573,581	$287,784

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Goodwill and Other Intangible Assets.

Goodwill

	June 30, 2005		December 31, 2004
Infiniti Subsidiary	$—		$774,000
LaPolla Subsidiary	1,951,000	*	—
	$1,951,000		$774,000

*See also Note 13 - Merger of Subsidiary.

Other Intangible Assets

	June 30, 2005
	Gross Amount	Accumulated Amortization	Amortization Period
Customer List	$69,235	$(4,616)	5 Years
Product Formulation	138,471	(3,076)	15 Years
	$207,706	$(7,692)

The Customer List and Product Formulation were acquired in connection with the acquisition of the LaPolla Subsidiary.

Note 8. Line of Credit.

Line of credit is comprised of the following:

	June 30, 2005	December 31, 2004
$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of the LaPolla Subsidiary and a personal guarantee from the Chairman of the Board.	$100,057	$219,152

Note 9. Loans Payable - Related Party.

Loans payable - related party is comprised of funds loaned to the Company, for working capital and other corporate purposes, from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum through December 31, 2004, and at 6% per annum for the six months ended June 30, 2005. During the period from January 1, 2005 to June 30, 2005 the Chairman loaned the Company funds aggregating $4,302,500, $2,000,000 of which was used for the purchase of the LaPolla Subsidiary.

Note 10. Note Payable - Other.

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

Note 11. (Loss) Per Share - Basic and Diluted.

The table below presents the computation of basic and diluted (loss) per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Operating (Loss)	$(851,875)	$(0.016)	$(959,286)	$(0.033)	$(2,095,643)	$(0.041)	$(1,581,394)	$(0.054)
Income (Loss) from Discontinued Operations	2,514	0.000	(569,251)	(0.019)	(324,591)	(0.006)	(1,654,180)	(0.057)
Net (Loss)	$(849,361)	$(0.016)	$(1,528,537)	$(0.052)	$(2,420,234)	$(0.047)	$(3,235,574)	$(0.111)
Weighted Average Common Shares Outstanding	50,306,865		28,735,928		50,252,462		28,784,466

Basic and diluted net loss per share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential issuance of shares of the Company would be anti-dilutive.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Discontinued Operations.

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

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Condensed Consolidated Balance Sheets consist of the following at:

Assets	June 30, 2005	December 31, 2004
Cash	$4,651	$438
Prepaid Expenses and Other Current Assets	2,500	—
Total Assets	$7,151	$438
Liabilities
Accounts Payable	$255,396	$662,696
Accrued Expenses and Other Current Liabilities	50,000	57,871
Line of Credit	499,918	499,918
Reserve for Litigation	525,000	525,000
Total Liabilities	$1,330,314	$1,745,485

Note 13. Merger of Subsidiary.

Effective April 1, 2005, Infiniti Products, Inc., a Florida corporation (“Infiniti Subsidiary”), merged with and into LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”), whereupon the separate existence of the Infiniti Subsidiary ceased and the LaPolla Subsidiary continued as the surviving corporation.

Note 14.   Business Segment Information.

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

The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of the Company; and
(ii)	LaPolla Products was derived from the financial data of the LaPolla Subsidiary.

The following table reflects certain business segment financial data as of and for the six months ended June 30, 2005:

	Corporate		LaPolla Products	Total
Revenue	$	---	$7,663,829	$7,663,829
Gross Profit	$	---	$1,275,538	$1,275,538
Operating (Loss)		$(1,529,419)	$(566,224)	$(2,095,643)
Capital Expenditures (Net of Capital Leases)		$12,021	$256,242	$268,263
Depreciation and Amortization Expense		$25,957	$22,755	$48,712
Identifiable Assets		$3,003,089	$4,467,175	$7,470,264

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and the related business segment, formerly reflected as RSM Products, was eliminated at that time. The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements. See also Note 12 - Discontinued Operations.

Note 15. Commitments and Contingencies.

Reserve

	June 30, 2005	December 31, 2004
Accounts Payable - Discontinued Operations	$255,396	$662,696
Accrued Expenses and Other Current Liabilities - Discontinued Operations	50,000	57,871
Line of Credit - Discontinued Operations	499,918	499,918
Reserve for Litigation - Discontinued Operations	525,000	525,000
Reserve for Litigation - Current Operations	15,000	15,000
Total	$1,345,314	$1,760,485

Note 16. Subsequent Events.

Note Payable - Other

The Company accessed $250,000 from the Note in order to ensure various key vendors were paid within certain time frames. See Note 10 - Note Payable - Other.

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

(B)   Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the three and six months ended June 30, 2005. The aggregate financial data originally presented for the periods presented were not affected by the reclassification. See also Page A-2 - Items Amended Hereby, paragraph (B) for more information.

(C)   Restatement of Inventory and Cost of Sales - The Company, after the reclassifications in paragraphs (A) and (B) above, restated the value of Inventories on the Consolidated Balance Sheets for the quarter ended June 30, 2005 and Cost of Sales on the Consolidated Statements of Operations for the for the three and six months ended June 30, 2005. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss (As Previously Reported)	$(887,189)	$(2,510,516)
Adjustments	21,395	52,390
As Adjusted	$(865,794)	$(2,458,126)

See also Page A-2 - Items Amended Hereby, paragraph (C) for more information.

(D)   Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company, after the reclassifications in paragraphs (A) and (B) and restatement in paragraph (C) above, restated the Allowance for Doubtful Accounts for the quarter ended June 30, 2005, and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss (As Adjusted Per (C))	$(865,794)	$(2,458,126)
Adjustments	(3,217)	20,111
As Adjusted	$(869,065)	$(2,438,015)

See also Page A-2 - Items Amended Hereby, Item (D) for more information.

(E)   Restatement of Goodwill and Other Intangible Assets and Amortization Expense - The Company, after the reclassifications in paragraphs (A) and (B) and restatements in paragraphs (C) and (D) above, separately valued the customer list and product formulation acquired with the LaPolla Subsidiary, disaggregated these values from Goodwill and identified them as Other Intangible Assets for the quarter ended June 30, 2005, and recorded Amortization expense in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss (As Adjusted Per (D))	$(869,065)	$(2,438,015)
Adjustments	(5,769)	(7,692)
As Adjusted	$(874,834)	$(2,445,707)

See also Page A-2 - Items Amended Hereby, paragraph (E) for more information.

(F)   Restatement of Additional Paid-In Capital and Share-Based Compensation Expense - The Company, after the reclassifications in paragraphs (A) and (B) and restatements in paragraphs (C), (D), and (E) above, restated Additional Paid-In Capital on the Condensed Consolidated Balance Sheets for the quarter ended June 30, 2005 and Share-Based Compensation expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss (As Adjusted Per (E))	$(874,834)	$(2,445,707)
Adjustments	25,473	25,473
As Adjusted and Restated	$(849,361)	$(2,420,234)

See also Page A-2 - Items Amended Hereby, paragraph (F) for more information.

Index

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

As used in this amended report, the "Company" or "Us" or "We" or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires. Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc. ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. The financial review reflects the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation immediately after the end of the third quarter of 2005. To be clear, references to this former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this review to aid the reader in understanding the current period review. The financial review below presents our operating results for the three and six months ended June 30, 2005 and 2004, and our financial condition at June 30, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this amended report and specifically under the caption “Forward Looking Statements” below. In addition, the following review should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2005 above.

Overview

We are a publicly traded holding company focused on acquiring and developing companies that operate in the coatings, paints, foams, sealants, and adhesives markets. Effective April 1, 2005, our wholly-owned subsidiary, Infiniti Products, Inc. (“Infiniti Subsidiary”), a Florida corporation, which marketed, sold, manufactured and distributed acrylic roof coatings, roof paints, sealers, and roofing adhesives to the home improvement retail and polyurethane foam systems to the industrial/commercial construction industries (“Infiniti Products”), merged with and into our wholly-owned subsidiary, the LaPolla Subsidiary, an Arizona corporation, whereupon the separate existence of the Infiniti Subsidiary ceased and the LaPolla Subsidiary continued as the surviving corporation. The Company acquired 100% of the capital stock of the LaPolla Subsidiary for $2 Million in cash and stock on February 11, 2005. The LaPolla Subsidiary markets, sells, manufactures and distributes acrylic roof coatings, sealers, and polyurethane foam systems to the commercial construction and roof paints and roofing adhesives to the home improvement retail industries (“LaPolla Products”). The LaPolla name has been recognized in the Southwestern United States for over 27 years by roofing contractors, building owners and design professionals. We are continuing to expand our reach with a nationwide sales and marketing program to ensure development and execution of a consistent marketing strategy for our LaPolla Products in all geographic regions that share similar distribution channels and customers. Our sales offices are located in The Woodlands, Texas, Atlanta, Georgia, Camarillo, California, and Mount Holly Springs, Pennsylvania. LaPolla operates two manufacturing plants located in Tempe, Arizona and Deerfield Beach, Florida. A third manufacturing plant is scheduled to open during the third quarter of 2005. The basic assets of the LaPolla Subsidiary include manufacturing equipment, product formulations, raw material and finished goods inventory, long term employees, customers, and vendors, office equipment, accounts receivable, and goodwill. On November 5, 2004, pursuant to resolution of the Board of Directors, we discontinued the operations of our RSM Technologies, Inc. subsidiary (“RSM Subsidiary”). Our condensed consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of the RSM Subsidiary as a discontinued operation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Coatings, Sealants and Other Products	$5,206,176	$586,629	$7,663,829	$1,047,526
Total Revenue	$5,206,176	$586,629	$7,663,829	$1,047,526

The $4,619,547 or 787% increase in revenue for the three months ended June 30, 2005 compared to the same 2004 period was primarily the result of an increase in our sales volumes due to strong demand for our LaPolla Products in our target markets. The increase in revenue of $6,616,303, which represents an increase of 632% in revenue for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due primarily to sales recognized from and after our acquisition of the LaPolla Subsidiary, the Infiniti Subsidiary’s sales prior to merging with the LaPolla Subsidiary, and an increase in our sales volumes due to strong demand for our LaPolla Products.

Our cost of sales for the three months ended June 30, 2005 was $4,183,298 as compared to $472,958 for the three months ended June 30, 2004. The increase in the total cost of sales of $3,710,340 was primarily due to increased purchases of the raw materials required to manufacture our LaPolla Products to support our substantial growth in revenue. The cost of sales as a percentage of our revenue was 80.3% for the three months ended June 30, 2005 as compared to 80.6% for the same 2004 period. This .03% decrease in cost of sales as a percentage of revenue from the comparable 2004 period is attributable to the product margin mix resulting from integration of the LaPolla Products and Infiniti Products. The $5,558,708 increase in cost of sales for the six months ended June 30, 2005 compared to the same 2004 period was primarily attributable to costs of raw materials and other costs of sales for the LaPolla Products from and after the acquisition of the LaPolla Subsidiary, costs of raw materials and other costs of sales related to the Infiniti Subsidiary’s products prior to merging with the LaPolla Subsidiary, and increased purchases of raw materials required to manufacture our LaPolla Products to support our substantial growth in revenue during the second quarter of 2005. The cost of sales as a percentage of our revenue was 83.3% for the six months ended June 30, 2005 as compared to 79.1% for the same 2004 period. This 4.2% increase in cost of sales as a percentage of revenue from 2004 is attributable to the product margin mix resulting from integration of the LaPolla Products and Infiniti Products, in addition to competition in the marketplace. The 83.3% cost of sales percentage for the six months ended June 30, 2005 is a combination of the 80.3% cost of sales percentage for the three months ended June 30, 2005 and the 89.7% cost of sales percentage for the three months ended March 31, 2005. The high cost of sales percentage has decreased significantly from the 89.7% cost of sales reported in the first quarter of 2005, which was mainly attributable to former unprofitable customers concerning which we either continue to increase sales prices or eliminate relationships.

Index

Gross profit as a percentage for the second quarter of 2005 was 19.6% of revenue, which represents a .3 percentage point decrease from the 19.3% rate for the second quarter of 2004. Our gross profit percentage decreased in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of an increase in sales of lower margin products as compared to higher margin products. The gross profit percentage decreased in the first six months of 2005 compared to the six months ended June 30, 2004, primarily due to the same reasons discussed above in the analysis of the second quarter 2005 decrease in the gross profit percentage. Gross profit for the second quarter of 2005 was $1,022,878, or 19.6% as a percentage of revenue, as compared to gross profit for the first quarter of 2005 which was $252,660, or 10.2% as a percentage of revenue. This 9.4% increase in gross profit was mainly attributable to an increase in selling prices to our customers and elimination of unprofitable customer relationships.

Selling, general and administrative, or SG&A, expenses were $1,620,713, or 31.1% of revenue, in the second quarter of 2005 compared to $753,427, or greater than 100% of revenue, in the second quarter of 2004. SG&A expenses for the first six months of 2005 were $2,710,215, or 35.3% of revenue, compared to $1,291,197, or greater than 100% of revenue, in the comparable 2004 period. The increase in SG&A expense dollars was a result of higher selling and marketing expenses supporting our increase in revenue, the addition of new sales personnel in California and Pennsylvania, an increase in promotion and advertising expenditures, investor relations and American Stock Exchange fees, sales travel expenses to obtain new and maintain existing customers, opening a new sales office in Camarillo, California and Mount Holly Springs, Pennsylvania, various insurance coverage increases due to the increase in revenues, opening two warehouses in Georgia and New Mexico, and non-cash stock compensation to officers and directors.

Professional fees consist of accounting, auditing, and legal fees. Our professional fees for the three months ended June 30, 2005 were $126,723 as compared to $151,373 for the three months ended June 30, 2004. The decrease of $24,650 was primarily due to a decrease in attorney’s fees for past and current litigation, which was offset by an increase in auditing fees incurred during the beginning of the second quarter of 2005 related to the acquisition of the LaPolla Subsidiary. The $127,697 increase in professional fees in the first six months of 2005 compared to the same 2004 period was primarily the result of an increase in attorney’s fees related to past and current litigation, as well as auditing and accounting fees related to our acquisition of the LaPolla Subsidiary.

Our depreciation and amortization expense was $21,563 for the second quarter of 2005 compared to $21,298 for the second quarter of 2004. The increase of $265 was primarily the result of purchasing machinery and equipment for our manufacturing plants in Florida and Arizona. The $7,044 increase in depreciation and amortization expense in the first six months of 2005 compared to the same 2004 period was primarily due to the acquisition of additional assets and machinery and equipment from our acquisition of the LaPolla Subsidiary and purchasing machinery and equipment for our manufacturing plants in Florida and Arizona.

We did not incur any research and development costs in the three or six months ended June 30, 2005 or 2004.

Consulting fees for the three months ended June 30, 2005 were $64,011 as compared to $60,780 for the three months ended June 30, 2004. For the six months ended June 30, 2005, consulting fees were $125,392 compared to $70,993 for the six months ended June 30, 2004. The increases in 2005 were the result of an increase in the number and type of consultants engaged to provide business and financial consulting services for us.

For the three months ended June 30, 2005, our interest expense was $54,396 as compared to $85,986 for the three months ended June 30, 2004. Our interest expense for the six months ended June 30, 2005 was $110,886 as compared to $129,197 for the six months ended June 30, 2004. The decreases were primarily attributable to a decrease in the interest rate on loans payable - related party from 9% per annum to 6% per annum. In addition, the balance on the loans payable - related party was $4,279,408 as of June 30, 2005, as compared to a balance of $5,670,000 as of June 30, 2004.

Other income in the three and six months ended June 30, 2005 was $17,242 compared to $93 and $761, respectively, for the comparable 2004 periods. The increase was primarily the result of a write-off of estimated taxes for the LaPolla Subsidiary due to prior net operating losses in 2004 and gain on the sale of machinery and equipment during the second quarter of 2005.

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

We had $112,176 of cash on hand at June 30, 2005 as compared to $24,465 at December 31, 2004, an increase of $87,711. During the six months ended June 30, 2005, our working capital deficit decreased $2,373,675 from a deficit of $7,706,197 as of December 31, 2004 to a deficit of $5,332,522 as of June 30, 2005. This decrease in the working capital deficit resulted from a decrease of $1,390,592 in loans payable-related party and a decrease in interest of $223,300 due to the Chairman from debt cancellation, a $2,598,009 increase in accounts payable, a $73,383 increase in accrued expenses and other current liabilities and an increase of $154,920 in long-term debt, after taking into account a $2,827,218 increase in net trade receivables, an increase in inventory of $604,208, a $119,095 decrease in a line of credit, an increase of $122,564 in prepaid expenses and other current assets, and a decrease in commitments and contingencies.

For the six months ended June 30, 2005 and 2004, the net cash used for operating activities was $2,320,912 and $3,784,725, respectively. The net cash flow used for investing activities was $2,245,281 for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, where the net cash flow used was $92,312. The net cash provided by financing activities was $4,653,904 for the six months ended June 30, 2005 compared to $3,927,756 for the same 2004 period.

The net cash used for operating activities for the six months ended June 30, 2005 was $2,320,912 compared to cash used of $3,784,725 for the six months ended June 30, 2004. The decrease in net cash used for operating activities of $1,463,813 was primarily due to an increase in trade receivables, inventories, deposits and other non current assets, accounts payable, accrued expenses and other current liabilities, and other liabilities and a decrease in prepaid expenses and other current assets. The net cash used in operating activities for discontinued operations was $406,280 and $700,252 for the six months ended June 30, 2005 and 2004, respectively.

The net cash used for investing activities for the six months ended June 30, 2005 was $2,245,281 compared to $92,312 for the six months ended June 30, 2004. This increase in net cash used for investing activities of $2,152,969 was primarily attributable to our investment in the LaPolla Subsidiary for $2,000,000 in cash and an increase in acquisitions of machinery and equipment.

Index

The net cash provided by financing activities for the six months ended June 30, 2005 was $4,653,904 compared to the net cash provided of $3,927,756 for the six months ended June 30, 2004. The increase in net cash provided from financing activities of $726,148 was attributable to an increase in monies received from the Chairman for the purchase of the LaPolla Subsidiary, an increase in proceeds received from a new note payable, partially offset by an increase in payments made on our long term debt and a line of credit. The net cash used in financing activities for discontinued operations was $-0- and $19,854 for the six months ended June 30, 2005 and 2004, respectively.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities, will provide us with sufficient resources to meet our working capital requirements during the remainder of this year. Based on our revenue growth trend, we will probably require additional funds to maintain and further improve our financial relationships with our main vendors, the result of which will likely lead to lower raw material costs and higher gross profit margins on select LaPolla Products. The Chairman has loaned us $4,302,500 and is a co-borrower or has personally guaranteed $1,289,754 for added security on lines of credit, long-term debt, and a note payable, which we are responsible to repay or otherwise settle. Based on the foregoing, the Company is anticipating raising monies during the latter part of the 2005 year, based on market conditions, through private placements of debt or equity, to obtain sufficient resources to meet our longer term working capital requirements, debt service and other cash needs over the next year or until we repay or settle the financial matters between us and the Chairman and become self sufficient with the cash received from our operating activities. There can be no assurance that the Company will be able to obtain any funds, or if obtainable, on terms that are commercially feasible. See also Part I - Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 3. Going Concern.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, as amended, our disclosure controls and procedures were not as effective as originally contemplated nor did such controls operate at a level appropriate to provide reasonable assurance for certain matters. A material weakness existed. The material weakness identified originated with the period immediately following the Company’s discontinuance of the operations of its RSM Subsidiary on November 5, 2004. The CFO that was originally responsible for the preparation of the financial statements and related notes for the quarter and year ended December 31, 2004 resigned on February 14, 2005 for title purposes and February 28, 2005 for employment purposes. A new CFO was retained on February 25, 2005. The new CFO reviewed and completed the worksheets relating to the evaluation of our disclosure controls and procedures. The CEO reviewed and approved the completed evaluation report. The Company also made an acquisition on February 11, 2005. All of the changes in this report, as amended, requiring reclassifications, restatements, as well as other changes, pertain to knowledge and experience concerning the application of certain accounting principles. The material weakness as identified highlights the need to train accounting and executive personnel regarding the application of appropriate accounting principles for SEC reporting and for succession. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) training of the CEO concerning the tools that are used to prepare and review financial statements and related disclosures and the application of certain accounting principles; (b) enhancement of the hiring practices of the Company to seek where practicable CFOs that have prior SEC reporting experience as a prerequisite for that position; (c) a training program has been initiated for all accounting personnel at various levels to facilitate accurate and punctual reporting; (d) the hiring of our current CFO with prior SEC reporting experience; and (e) an increase in the number of accounting related personnel as deemed required. The Company believes the material weakness identified above has been corrected. There were no changes in our internal controls during the second quarter of 2005. There were significant changes in our internal controls or in other factors after the end of the second quarter of 2005 as described above. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this amended report.

Index

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

(b)   On June 29, 2005, an aggregate of 68,767 shares of restricted common stock automatically granted and issued to non-employee directors pursuant to the Director Plan upon election at the annual meeting of stockholders held on June 22, 2004 or upon appointment thereafter, vested. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these vested shares was recorded at $61,890.

(c)   On June 30, 2005, we issued 4,000 shares of restricted common stock to our CEO, as other compensation, pursuant to his employment agreement, which was valued and recorded at $3,600.

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