Form 10-Q/A
period 2005-09-30
LAPOLLA INDUSTRIES INC
filed 2006-03-30
CIK 875296

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

(D)     Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company reevaluated the condensed consolidated financial statements and related notes as originally presented and filed with the SEC based on comments received from the SEC regarding the manner in which the allowance for doubtful accounts was calculated and determined that a restatement was necessary to make the presentation conform to applicable accounting principles. As described in paragraph (A) above, the Company discontinued certain operations, one of which was its wholly-owned subsidiary RSM Technologies, Inc. (“RSM Subsidiary”), on November 5, 2004. The RSM Subsidiary’s operations related to the former RSM Products, which products were initially distributed through the Infiniti Subsidiary. The Infiniti Subsidiary also distributed its own Infiniti Products. The Infiniti Subsidiary’s accounting policy with respect to the method and percentages used to determine the valuation allowance for uncollectible receivables was based primarily on the historical data relating to bad debts of the former RSM products. The Company acquired LaPolla Industries, Inc., an Arizona corporation, on February 11, 2005 (the “LaPolla Subsidiary”), which adopted the aforementioned Infiniti Subsidiary’s accounting policy to be consistent at the time. The Company, after the reclassifications in paragraph (A) above, reevaluated the historical data relating to bad debts for the Infiniti Products and determined a change in method and percentages used to calculate the valuation allowance for uncollectible receivables was required for the year 2004. The Company changed the method from the aging method to the percentage-of-sales method and adjusted the percentage used to match the historical data relating to bad debts and credit sales of the Infiniti Products for the year 2004. The Company reevaluated the percentage-of-sales method and percentage used for the 2004 year again for the first, second and third quarters of 2005 against the historical data relating to bad debts and credit sales of the Infiniti Products and LaPolla Products and determined that the 2004 year criteria was also appropriate for the first, second and third quarters of 2005. The aggregate amount of assets, expenses, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. The Company, after the reclassifications in paragraphs (A) and (B) and restatement in paragraph (C), restated the allowance for doubtful accounts on the Condensed Consolidated Balance Sheets and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations.

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 (Unaudited) and December 31, 2004	A-5

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2005 and 2004	A-6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2005 and 2004	A-7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	A-8

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	Restated	Restated
	(Unaudited)
ASSETS
Current Assets:
Cash	$357,706	$24,465
Trade Receivables, Net	3,587,612	691,926
Inventories	941,939	267,995

Prepaid Expenses and Other Current Assets	104,584	41,053
Assets of Discontinued Operations	2,500	438
Total Current Assets	4,994,341	1,025,877

Property, Plant and Equipment, Net	546,956	287,784

Other Assets:
Goodwill	1,951,000	774,000
Other Intangible Assets, Net	194,245	—
Deposits and Other Non-Current Assets	143,768	56,471
Total Other Assets	2,289,013	830,471

Total Assets	$7,830,310	$2,144,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$3,958,573	$1,126,847
Accrued Expenses and Other Current Liabilities	336,952	471,008
Lines of Credit	62,665	219,152
Loans Payable - Related Party	4,302,500	5,670,000
Note Payable - Other	1,250,000	—
Current Portion of Long-Term Debt	49,548	24,582
Current Portion of Liabilities from Discontinued Operations	735,315	1,220,485
Total Current Liabilities	10,695,553	8,732,074

Other Liabilities
Non-Current Portion of Long-Term Debt	132,775	14,243
Non-Current Portion of Liabilities from Discontinued Operations	140,642	525,000
Reserve for Litigation	175,378	15,000
Total Other Liabilities	448,795	554,243

Total Liabilities	$11,144,348	$9,286,317

Stockholders’ (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) at September 30, 2005 and December 31, 2004; $62,500 aggregate liquidation preference at September 30, 2005 and December 31, 2004	55,035	55,035
Common Stock, $.01 Par Value; 60,000,000 Shares Authorized; 50,572,986 and 32,014,369 Issued and Outstanding at September 30, 2005 and December 31, 2004, respectively	505,730	320,144
Additional Paid-In Capital	59,958,097	53,625,390
Accumulated (Deficit)	(63,832,900)	(61,142,754)
Total Stockholders’ (Deficit)	(3,314,038)	(7,142,185)
Total Liabilities and Stockholders’ (Deficit)	$7,830,310	$2,144,132

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Sales:
Coatings, Sealants and Other Products	$5,559,461	$521,852	$13,223,290	$1,569,378
Total Sales	5,559,461	521,852	13,223,290	1,569,378

Cost of Sales:
Coatings, Sealants and Other Products	4,438,514	433,405	10,826,805	1,262,988
Total Cost of Sales	4,438,514	433,405	10,826,805	1,262,988

Gross Profit	1,120,947	88,447	2,396,485	306,390

Operating Expenses:
Selling, General and Administrative	1,509,665	320,120	4,219,879	1,611,317
Professional Fees	45,465	57,000	438,683	322,521
Depreciation and Amortization	25,009	16,424	73,721	58,092
Consulting Fees	51,203	51,144	176,595	122,137
Interest Expense	22,787	9,797	51,329	55,589
Interest Expense - Related Party	91,114	101,493	173,458	184,898
Gain (Loss) on Disposal of Property, Plant and Equipment	—	—	—	761
Other (Income) Expense	(5,269)	26,148	(22,511)	26,148
Total Operating Expenses	1,739,973	582,126	5,111,154	2,381,463

Operating (Loss)	(619,026)	(493,679)	(2,714,669)	(2,075,073)

Income (Loss) from Discontinued Operations	349,117	(1,764,031)	24,526	(3,418,211)

Net (Loss)	$(269,909)	$(2,257,710)	$(2,690,143)	$(5,493,284)

Net Income (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.012)	$(0.017)	$(0.054)	$(0.071)
Discontinued Operations	0.006	(0.061)	0.000	(0.117)
Total (Loss)	$(0.006)	$(0.078)	$(0.054)	$(0.188)

Weighted Average Shares Outstanding	50,306,865	28,921,173	50,351,466	28,830,536
____________________

(A)     Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the three and nine months ended September 30, 2005. The reclassification affected Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales which each increased $172,352 and $391,829; Gross Profit decreased $172,352 and $391,829; Selling, General and Administrative decreased $155,410 and $357,641; Depreciation and Amortization decreased $16,942 and $34,188; and Total Operating Expenses decreased $172,352 and $391,829, for the three and nine months ended September 30, 2005, respectively.

(B)     Restatement of Inventory and Cost of Sales - The Company, after the reclassification in paragraph (A) above, restated the value of Inventories on the Consolidated Balance Sheets for quarter ended September 30, 2005 and Cost of Sales on the Consolidated Statements of Operations for the for the three and nine months ended September 30, 2005. Inventories, Total Current Assets, and Total Assets each increased $105,132 for the quarter ended September 30, 2005; and Coatings, Sealants and Other Products in the Cost of Sales line item and Total Cost of Sales each decreased $40,329 and $92,719; Gross Profit increased $40,329 and $92,719; and Operating Loss and Net Loss each decreased $40,329 and $92,719, for the three and nine months ended September 30, 2005, respectively. No income tax effects were related to this restatement. See Note 18, paragraph (C) for illustrative requirement.

(C)     Restatement of Allowance for Doubtful Accounts and Bad Debt Expense - The Company, after the reclassification in paragraph (A) and restatement in paragraph (B) above, restated the Allowance for Doubtful Accounts for the quarter ended September 30, 2005, and Bad Debt expense included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2005. Allowance for Doubtful Accounts increased $27,797 and Total Current Assets and Total Assets each decreased $27,797, for the quarter ended September 30, 2005; and Selling, General and Administrative, Operating Loss, and Net Loss each increased $9,402 and decreased $10,709, for the three and nine months ended September 30, 2005, respectively. No income tax effects were related to this restatement. See Note 18, paragraph (D) for illustrative requirement.

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	Restated	Restated
Cash Flows From Operating Activities
Net (Loss)
Continuing Operations	$(2,714,672)	$(2,075,073)
Discontinued Operations	24,526	(3,418,211)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	107,492	58,092
Provision for Losses on Trade Receivables	53,295	—
Loss on Disposition of Property, Plant and Equipment	(2,657)	26,909
Stock Based Operating Expenses:
Other Compensation	178,980	9,634
Board of Director Fees	339,290	251,820
Changes in Assets and Liabilities, Net of Effects from Purchase of LaPolla Subsidiary
Trade Receivables	(1,436,770)	107,987
Inventories	(362,374)	(19,698)
Prepaid Expenses and Other Current Assets	(166,941)	(96,269)
Deposits and Other Non Current Assets	(68,283)	12,420
Accounts Payable	1,663,572	(253,973)
Accrued Expenses and Other Current Liabilities	57,857	97,494
Other Liabilities	184,420
Reserve for Litigation	160,378	15,000
Net Operating Activities of Discontinued Operations	(800,179)	695,517
Net Cash (Used in) Operating Activities	(2,782,066)	(4,588,351)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(307,959)	$(178,405)
Payment for Purchase of LaPolla Subsidiary, Net of Cash Acquired	(1,931,825)	—
Net Investing Activities of Discontinued Operations	—	2,100
Net Cash Provided by (Used in) Investing Activities	(2,239,784)	(176,305)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—
Proceeds from Line of Credit	25,594	12,043
Payments on Line of Credit	(182,082)	(9,600)
Proceeds from Loans Payable - Related Party	4,302,500	4,825,000
Proceeds from Note Payable - Other	1,250,000	—
Principal Repayments on Long Term Debt	(39,143)	(4,052)
Principal Payments under Capital Lease Obligation	(1,778)	(1,536)
Net Financing Activities of Discontinued Operations	—	(29,781)
Net Cash Provided by Financing Activities	5,355,091	4,792,074

Net Increase In Cash	$333,241	$27,418
Cash at Beginning of Period	24,465	35,385
Cash at End of Period	$357,706	$62,803

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$34,579	$69,815

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via a Capital Lease Obligation	$-	$7,200
Property, Plant and Equipment acquired via issuance of Long Term Debt	327,082	—
Grant Date Fair Value Recognized for Share-Based Payment Arrangements	168,020	—
Common Stock issued as Other Compensation pursuant to Employment Agreements	10,960	9,634
Common Stock issued as Director Fees pursuant to Director Compensation Plan	339,290	251,820
Common Stock issued in connection with Acquisition of Business Entity	22	—
Common Stock extinguished pursuant to Settlement Agreement	—	(131,508)
Common Stock issued upon Conversion of Preferred Stock	—	674,315
Common Stock issued upon Cancellation of Indebtedness	$6,000,000	$—

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, LaPolla Industries, Inc., an Arizona corporation, into itself, whereupon the separate existence of LaPolla Industries, Inc., an Arizona corporation, ceased and IFT Corporation continued as the surviving corporation. Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc. See also Note 17 - Subsequent Events, Items (b) and (c). The unaudited condensed consolidated financial statements and related notes reflect the new corporation name, LaPolla Industries, Inc., which is the same name previously associated with the Company’s former wholly owned subsidiary LaPolla Industries, Inc. that was merged into IFT Corporation subsequent to the current period. To be clear, references to the former wholly owned subsidiary are reflected as “LaPolla Subsidiary” or “LaPolla Products”, where applicable, in this presentation to aid the reader in understanding the current period presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004, including any amendments thereto, as filed with the Securities and Exchange Commission. The Company prepared the condensed consolidated financial statements following the requirements of the rules promulgated by the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s).

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

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), was issued. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees. SFAS 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. The Company adopted reporting under SFAS 123R, effective July 1, 2005 and began recognizing the cost of equity-based compensation using the modified prospective application method, whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. See also Note 13 - Share-Based Payment Arrangements.

Note 4.	Going Concern.

While the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast doubt upon the validity of this assumption. The Company has experienced significant recurring operational losses and negative cash flows from operations, and at September 30, 2005 has an accumulated deficit, net of dividends, of $63,832,900, a working capital deficit of $5,701,212 and its total liabilities exceeded its total assets by $3,314,038. These factors raise doubt about the Company’s ability to continue as a going concern. The Company has relied principally on non-operational sources of financing, mainly from Richard J. Kurtz, Chairman of the Board (“Chairman”), to fund its operations for approximately seven years. Although the Company had no formal commitment from the Chairman to fund the Company’s operating requirements for the 2005 year, the Company received short term demand loans from the Chairman during the first half of the 2005 year to continue its operations. As of September 30, 2005, the Company’s indebtedness to the Chairman consists of $4,302,500, plus accrued interest of $147,412. See also Note 10 - Loans Payable - Related Party. On June 2, 2005, the Company (and the Chairman for added security) signed a Promissory Note with a national institution granting access to funds in the amount of $2,000,000, which may be drawn against from time to time by the Company for operations. See Note 11 - Note Payable - Other. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing sales while decreasing operating costs and expenses, as well as, increasing operational cash flow, continued support from the Chairman, and obtaining additional funding to support longer term capital requirements. If management is unsuccessful in obtaining one or more of the above mentioned goals, the Company’s ability to continue as a going concern would be adversely impacted. These financial statements do not include adjustments or disclosures that may result from the Company’s inability to continue as a going concern.

Note 5.	Trade Receivables.

Trade receivables are comprised of the following:

	September 30, 2005	December 31, 2004
Trade Receivables	$3,653,728	$704,747
Less: Allowance for Doubtful Accounts	(66,116)	(12,821)
Trade Receivables, Net	$3,587,612	$691,926

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 6.	Inventories.

Inventories are comprised of the following:

	September 30, 2005	December 31, 2004
Raw Materials	$386,195	$65,920
Finished Goods	555,744	202,074
Total	$941,939	$267,995

Note 7.	Property, Plant and Equipment.

Property, Plant and Equipment are comprised of the following:

	September 30, 2005	December 31, 2004
Vehicles	$246,290	$137,822
Leasehold Improvements	14,191	62,278
Office Furniture and Equipment	93,713	70,195
Computers and Software	207,335	192,284
Displays	62,278	—
Machinery and Equipment	325,246	133,273
Total Property, Plant and Equipment	$949,053	$595,852
Less: Accumulated Depreciation	(402,097)	(308,068)
Total Property, Plant and Equipment, Net	$546,956	$287,784

Note 8.	Goodwill and Other Intangible Assets.

Goodwill

	September 30, 2005	December 31, 2004
Infiniti Subsidiary	$—	$774,000
LaPolla Subsidiary	1,951,000	—
	$1,951,000	$774,000

Other Intangible Assets

	September 30, 2005
	Gross Amount	Accumulated Amortization	Amortization Period
Customer List	$69,235	$(8,078)	5 Years
Product Formulation	138,471	(5,383)	15 Years
	$207,706	$(13,461)

The Customer List and Product Formulation were acquired in connection with the acquisition of the LaPolla Subsidiary.

Note 9.	Line of Credit.

Line of credit is comprised of the following:

	September 30, 2005	December 31, 2004
$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of the LaPolla Subsidiary and a personal guarantee from the Chairman of the Board.	$62,665	$219,152

Note 10.	Loans Payable - Related Party.

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

Note 11.	Note Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting the Company access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company. During the third quarter, the Company used $750,000, which added to the $500,000 used during the second quarter of 2005, represents the balance as of September 30, 2005. The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”), and has a maturity date of June 1, 2006. See also Note 18 - Subsequent Events, Item (a).

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 12.	Net (Loss) Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss)	$619,026	$(0.012)	$(493,679)	$(0.017)	$2,714,669	$(0.054)	$(2,075,073)	$(0.071)
Income (Loss) from Discontinued Operations	349,117	0.006	(1,764,031)	(0.061)	24,526	0.000	(3,418,211)	(0.117)
Net (Loss)	$(269,909)	$(0.006)	$(2,257,710)	$(0.078)	$(2,690,143)	$(0.054)	$(5,493,284)	$(0.188)
Weighted Average Common Shares Outstanding	50,306,865		28,921,173		50,351,466		28,830,536

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

Note 13.	Share-Based Payment Arrangements.

The Company adopted reporting under SFAS 123R, effective July 1, 2005. See Note 3 - Recently Adopted Accounting Standards. Previously, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”, the Company elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value and restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the date the shares of restricted common stock were earned and vested. Prior to the adoption of the SFAS 123R, no compensation expense was ever recognized for stock options while compensation expense was recognized for restricted common stock only on the date when the shares were earned and vested. The Company has elected to use the modified prospective method, which requires compensation expense for all awards granted from the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, to be recorded. The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will begin using a lattice-based option valuation model to calculate compensation expense over the requisite service period of a grant(s). The Company uses historical data starting after November 5, 2004 for estimated forfeitures and volatility based on the concentration of operating activities for the preceding seven years being related to the RSM Products, which were discontinued on November 5, 2004.

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

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 13.	Share-Based Payment Arrangements - continued.

A summary of option activity under the Equity Plan as of September 30, 2005, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	115,321	$3.16
Granted	2,954,680.67
Exercised	—	—
Forfeited or Expired	(50,133)	.86
Outstanding at September 30, 2005	3,019,868	$.76	1.81	$2,300,635
Exercisable at September 30, 2005	113,368	$3.11	1.13	$353,085

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

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 13.	Share-Based Payment Arrangements - continued.

A summary of awards activity under the Director Plan as of September 30, 2005, and changes during the nine months then ended is presented below:
Awards	Shares	Aggregate Intrinsic Value
Outstanding at January 1, 2005	652,767
Granted	72,000
Vested	360,767
Forfeited or Expired	—
Outstanding at September 30, 2005	364,000	$309,400

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

Note 14.	Discontinued Operations.

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

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Condensed Consolidated Balance Sheets consist of the following at:

Assets	September 30, 2005	December 31, 2004
Prepaid Expenses and Other Current Assets	$2,500	$438
Total Assets	$2,500	$438
Liabilities
Accounts Payable	235,397	662,696
Accrued Expenses and Other Current Liabilities	—	57,871
Line of Credit	499,918	499,918
Reserve for Litigation	140,642	525,000
Total Liabilities	$875,957	$1,745,485

Note 15.	Merger of Subsidiary.

Effective April 1, 2005, Infiniti Products, Inc. (“Infiniti Subsidiary”), a Florida corporation, merged with and into the LaPolla Subsidiary, an Arizona corporation, whereupon the separate existence of Infiniti ceased and the LaPolla Subsidiary continued as the surviving corporation.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 16.	Business Segment Information.

Effective April 1, 2005, the Company determined that it had two distinct business segments. These two business segments were defined as Corporate and LaPolla Products. On April 1, 2005, the Company’s Infiniti Subsidiary (See Note 15 - Merger of Subsidiary) merged with and into the LaPolla Subsidiary and, therefore, the Infiniti Subsidiary business segment, formerly reflected as Infiniti Products, has been combined with and into the LaPolla Products segment.

The business segment financial data reflected in the table below was derived from the Company’s condensed consolidated financial position and condensed consolidated results of operations as follows:

(i)	Corporate was derived from the financial data of the Company; and
(ii)	LaPolla Products was derived from the financial data of the LaPolla Subsidiary.

The following table reflects certain business segment financial data as of and for the nine months ended September 30, 2005:

	Corporate		LaPolla Products	Total
Sales	$	---	$13,223,290	$13,223,290
Gross Profit	$	---	$2,396,485	$2,396,485
Operating (Loss)		$(2,261,135)	$(429,008)	$(2,690,143)
Capital Expenditures (Net of Capital Leases)		$81,728	$434,930	$516,658
Depreciation and Amortization Expense		$52,586	$23,135	$73,721
Identifiable Assets		$2,876,193	$4,954,117	$7,830,310

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and the related business segment, formerly reflected as RSM Products, was eliminated at that time. The table above does not include any financial data relating to the discontinued RSM Products business segment, which is reported as discontinued operations in the Company’s financial statements. See also Note 14 - Discontinued Operations.

On October 1, 2005, the Company merged its LaPolla Subsidiary into itself. See also Note 15 - Merger of Subsidiary and Note 18 - Subsequent Events, Item (b). Based on the recent mergers, the Company, in future reporting periods, will no longer provide business segment data and information using the above business segment format. The Company is in the process of developing a new business segment reporting format, which will report the data and information required under SFAS 131 by product categories in future reporting periods.

Note 17.	Commitments and Contingencies.

Reserve

	September 30, 2005	December 31, 2004
Accounts Payable - Discontinued Operations	$235,397	$662,696
Accrued Expenses and Other Current Liabilities - Discontinued Operations	—	57,871
Line of Credit - Discontinued Operations	499,918	499,918
Reserve for Litigation - Discontinued Operations	140,642	525,000
Reserve for Litigation - Current Operations	175,378	15,000
Total	$1,051,335	$1,760,485

Note 18.	Subsequent Events.

(a)     The Company borrowed an additional $250,000 under the Note Payable for working capital purposes. See Note 11 - Note Payable - Other.

(b)     Effective October 1, 2005, IFT Corporation, a Delaware corporation, merged its wholly owned subsidiary, the LaPolla Subsidiary, an Arizona corporation, into itself pursuant to the resolution of the board of directors of each respective entity, whereupon the separate existence of the LaPolla Subsidiary ceased and IFT Corporation continued as the surviving corporation.

(c)     Effective November 8, 2005, IFT Corporation changed its corporate name to LaPolla Industries, Inc.

Note 19.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

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

(B)    Reclassification of Certain Cost of Sales and Selling, General and Administrative Expenses - The Company reclassified certain direct labor expenses related to receiving, purchasing and inspection, shipping and handling costs (outbound freight) and warehousing costs originally included in the Selling, General and Administrative line item on the Condensed Consolidated Statements of Operations and included these amounts in the Cost of Sales line item for the three and nine months ended September 30, 2005. The aggregate financial data originally presented for the periods presented were not affected by the reclassification. See also Page A-2 - Items Amended Hereby, paragraph (B) for more information.

LAPOLLA INDUSTRIES, INC.
(F/K/A IFT CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED - CONTINUED)

Note 19.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements - continued.

(C)    Restatement of Inventory and Cost of Sales - The Company, after the reclassifications in paragraphs (A) and (B) above, restated the value of Inventories on the Consolidated Balance Sheets for the quarter ended September 30, 2005 and Cost of Sales on the Consolidated Statements of Operations for the for the three and nine months ended September 30, 2005. The aggregate amount of assets, cost of sales, net loss, and accumulated deficit of the Company originally reported were affected by the restatement. To illustrate:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss (As Previously Reported)	$(300,836)	$(2,793,572)
Adjustments	40,329	92,719
As Adjusted	$(260,507)	$(2,700,853)

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss (As Adjusted Per (C))	$(260,507)	$(2,700,853)
Adjustments	(9,402)	10,709
As Adjusted and Restated	$(269,909)	$(2,690,143)

See also Page A-2 - Items Amended Hereby, paragraph (D) for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

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
The following table compares 2005 and 2004 sales for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Coatings, Sealants and Other Products	$5,559,461	$521,852	$13,223,290	$1,569,378
Total Sales	$5,559,461	$521,852	$13,223,290	$1,569,378

The $5,037,609 or 965% increase in sales for the three months ended September 30, 2005 compared to the same 2004 period was primarily the result of an increase due to strong demand for our Comprehensive Products as compared to just our Infiniti Products in 2004. The increase in sales of $11,653,912, which represents an increase of 743% in sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due primarily to sales of our Infiniti Products in the amount of $799,815, LaPolla Products of $1,657,838 and Comprehensive Products of $9,196,259 compared to just our Infiniti Products of $1,569,378.

Our cost of sales for the three months ended September 30, 2005 was $4,438,514, or 79.8%, as compared to $433,405, or 83%, for the three months ended September 30, 2004. The increase in the total cost of sales of $4,005,109 was primarily due to increased purchases of the raw materials and finished goods relating to the manufacturing and distribution of our Comprehensive Products as compared to just our Infiniti Products for 2004. This 3.2% decrease in cost of sales as a percentage of sales from the comparable 2004 period is attributable to the mix of Comprehensive Product margins as compared to just our Infiniti Products. For the nine months ended September 30, 2005, our cost of sales was $10,826,805, or 81.8%, as compared to $1,262,988, or 80.4%, for the nine months ended September 20, 2004. The $9,563,817 increase in cost of sales for the nine months ended September 30, 2005 compared to the same 2004 period was due primarily to cost of sales relating to our Infiniti Products in the amount of $594,253, LaPolla Products of $1,576,411 and Comprehensive Products of $8,656,141 compared to just our Infiniti Products of $1,262,988. Our cost of sales includes $73,861 and $14,235 for direct labor, receiving, purchasing and inspection, respectively, and $114,697 and $10,297 inbound and outbound freight, respectively, for the three months ended September 30, 2005 for our Combined Subsidiary and September 30, 2004 for our Infiniti Subsidiary, respectively. For the nine months ended September 30, 2005, our cost of sales include direct labor, receiving, purchasing and inspection, respectively, and inbound and outbound freight, respectively, of $8,900 and $9,331 for our Infiniti Subsidiary, $-0- and $18,095 for our LaPolla Subsidiary and $63,329 and $212,711 for our Combined Subsidiary, respectively, versus $23,972 and $25,169 for just our Infiniti Subsidiary, respectively, for the comparable 2004 period.

Gross profit as a percentage for the third quarter of 2005 was 20.1% of sales, which represents a 3.2 percentage point increase from the 16.9% rate for the third quarter of 2004. Our gross profit percentage increased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of an increase in sales of higher margin products as compared to lower margin products. Gross profit as a percentage for the nine months ended September 30, 2005 was 18.1% of sales, which represents a 1.4 percentage point decrease from the 19.5% rate for the comparable 2004 period. The gross profit percentage decreased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of an increase in sales of lower margin products as compared to higher margin products.

Selling, general and administrative, or SG&A, expenses were $1,509,665 or 27.1% of sales, in the third quarter of 2005, of which $551,851 was for Corporate and $957,814 was for our Combined Subsidiary compared to $320,120, or 61.3% of sales, in the third quarter of 2004, of which $158,468 was for Corporate and $161,652 for our Infiniti Subsidiary. This $1,189,545 increase in SG&A expense dollars in the third quarter of 2005 compared to the third quarter of 2004 is primarily the result of expenses related to Corporate and our Combined Subsidiary, as compared to just Corporate and our Infiniti Subsidiary. For the nine months ended September 30, 2005, our SG&A expenses were $4,219,879 as compared to $1,611,317 for the comparable 2004 period. The $2,608,562 increase in SG&A expenses for the nine months ended September 30, 2005 compared to the same 2004 period was due primarily to expenses related to Corporate of $1,502,676, our Infiniti Subsidiary of $334,889, LaPolla Subsidiary of $451,496, and Combined Subsidiary of $1,930,818 compared to just Corporate of $1,039,247 and our Infiniti Subsidiary of $572,070. The SG&A as a percent of our sales was 31.9% for the nine months ended September 30, 2005 as compared to greater than 100% for the same 2004 period. The increase in SG&A expense dollars was a result of higher selling and marketing expenses in support of our sales growth, additional sales personnel, promotion and advertising costs, investor relations, and American Stock Exchange fees, sales travel, opening new sales offices, various insurance coverage premium increases connected to sales growth, opening warehouses in strategic locations nationally, stock compensation expenses to officers and directors, and relocating our corporate headquarters to Houston, Texas.

Professional fees consist of accounting, auditing, and legal fees. Our professional fees for the three months ended September 30, 2005 were $45,465, of which $29,877 was for Corporate and $15,588 was for our Combined Subsidiary as compared to $57,000, of which $56,539 was for Corporate and $461 was for our Infiniti Subsidiary for the comparable 2004 period. The decrease of $11,535 was primarily due to a decrease in attorney’s fees for past and current litigation related to Corporate. For the nine months ended September 30, 2005, our professional fees were $438,683, of which $355,968 was for Corporate, $75 was for our Infiniti Subsidiary, $19,117 was for our LaPolla Subsidiary, and $63,523 was for our Combined Subsidiary as compared to $322,521, of which $316,914 was for Corporate and $5,607 was for our Infiniti Subsidiary, in the comparable period in 2004. The $116,162 increase in professional fees in the first nine months of 2005 compared to the same 2004 period was primarily the result of an increase in attorney’s fees related to past and current Corporate litigation as well as auditing and accounting fees related to our acquisition of the LaPolla Subsidiary.

Our depreciation and amortization expense was $25,009 for the third quarter of 2005, of which $18,936 was for Corporate and $6,073 was for our Combined Subsidiary compared to $16,424 for the third quarter of 2004, of which $15,834 was for Corporate and $590 was for our Infiniti Subsidiary. The increase of $18,936 was primarily the result of purchasing property, plant and equipment for our manufacturing plants in Florida, Arizona and Texas and amortization of our intangible assets relating to the acquisition of our LaPolla Subsidiary. For the nine months ended September 30, 2005, our depreciation and amortization expense was $73,721, of which $52,586 was for Corporate, $1,878 was for our Infiniti Subsidiary, $585 was for our LaPolla Subsidiary, and $10,980 was for our Combined Subsidiary, while our depreciation and amortization expense was $58,092 for the comparable 2004 period, of which $56,442 was for Corporate and $1,650 was for our Infiniti Subsidiary. The $15,626 increase in depreciation and amortization expense in the first nine months of 2005 compared to the same 2004 period was primarily due to the acquisition of additional property, plant and equipment from our acquisition of the LaPolla Subsidiary, additional purchases of property, plant and equipment for our manufacturing and distribution facilities in Florida, Arizona and Texas, and amortization of our intangible assets in connection with our acquisition of the LaPolla Subsidiary.

We did not incur any research and development costs in the three or nine months ended September 30, 2005 or 2004.

Consulting fees for the three months ended September 30, 2005 were $51,203, of which $22,267 was for Corporate and $28,936 was for the Combined Subsidiary as compared to $51,144 for the three months ended September 30, 2004, of which $45,902 was for Corporate and $5,242 was for our Infiniti Subsidiary. For the nine months ended September 30, 2005, consulting fees were $176,595, of which $98,225 was for Corporate, $12,445 was for our Infiniti Subsidiary, $10,558 was for our LaPolla Subsidiary and $55,367 was for our Combined Subsidiary as compared to $122,137 for the nine months ended September 30, 2004, of which $116,125 was for Corporate and $6,012 was for our Infiniti Subsidiary. The $72,771increase for the nine months ended September 30, 2005 as compared to the same period in 2004 was the result of an increase in the number and type of consultants engaged to provide business and financial consulting services to us.

For the three months ended September 30, 2005, our interest expense was $113,901, of which $108,254 was for Corporate and $5,647 was for our Combined Subsidiary as compared to $111,290 for the three months ended September 30, 2004, of which $101,401 was for Corporate and $9,889 was for our Infiniti Subsidiary. Our interest expense for the nine months ended September 30, 2005 was $224,787, of which $210,553 was for Corporate, $3,569 was for our Infiniti Subsidiary, $4,485 was for our LaPolla Subsidiary, and $6,180 was for our Combined Subsidiary as compared to $250,693 for the nine months ended September 30, 2004, of which $202,036 was for Corporate and $48,657 was for our Infiniti Subsidiary. The decreases were primarily attributable to a decrease in the interest rate on loans payable - related party from 9% per annum for the 2004 year to 6% per annum for the 2005 year, partially offset by an increase from the note payable - other commencing on June 1, 2005. In addition, the principal balance on the loans payable - related party was $4,302,500 with accrued interest of $147,412 as of September 30, 2005, as compared to a principal balance of $4,885,000 with accrued interest of $184,898 as of September 30, 2004. Moreover, the principal balance on the note payable - other was $1,250,000 with accrued interest of $16,751 for the nine months ended September 30, 2005 as compared to $ -0- in 2004.

Other income in the three months ended September 30, 2005 was $5,269, all of which related to our Combined Subsidiary, as compared to other expense of $26,148 for the comparable 2004 period. Other income for the nine months ended September 30, 2005 was $22,511, all of which related to our Combined Subsidiary, as compared to other expense of $26,148 for the comparable period in 2004.

The income from discontinued operations for the three months ended September 30, 2005 was $349,117 compared to a loss of $1,764,031 for the three months ended September 30, 2004. The income of $349,117 resulted primarily from a gain related to the disposition of prior written off machinery and equipment during the third quarter of 2005, partially offset by a nominal rent expense, revised estimate related to our discontinued operations reserve for litigation and accrued workman’s compensation liability. Our income from discontinued operations for the nine months ended September 30, 2005 was $24,526 compared to a loss of $3,418,211 for the nine months ended September 30, 2004. The income of $24,526 resulted primarily from a gain related to the disposition of prior written off machinery and equipment during the third quarter of 2005, partially offset by a nominal rent expense, revised estimate related to our discontinued operations reserve for litigation and accrued workman’s compensation liability.

Financial Condition, Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are:  funds generated by operations, levels of accounts receivable, inventories, accounts payable and capital expenditures, funds required for acquisitions, adequate credit facilities, and financial flexibility to attract long term capital on satisfactory terms. Historically, we have generated insufficient cash from operations to meet our working capital requirements and have relied principally on related party funding from our Chairman over the past six years and outside investors to meet our working capital and other corporate needs. With the discontinuation of our RSM Products, the acquisition of the LaPolla Subsidiary, merger of the Infiniti Subsidiary with and into the LaPolla Subsidiary, merger of the LaPolla Subsidiary with and into the Company, in conjunction with our initial and continuing retention of additional sales and marketing personnel during the first three quarters of 2005, we are experiencing substantial improvement in our ability to generate enough cash from our operations to meet our working capital requirements. The net cash used in operating activities for the nine months ended September 30, 2005 was $2,782,066 compared to cash used of $4,588,351 for the nine months ended September 30, 2004. The decrease in net cash used in operating activities of $1,806,285 was primarily due to the discontinuation of our RSM Subsidiary, partially offset by an increase in cash required to fund growth in trade receivables, and a net increase in cash required to fund changes in other net operating assets and liabilities. We were required to expend certain funds during the first three quarters of 2005 to enhance our infrastructure to be able to effectively manage the growth surge we are continuing to experience in our sales, which included attracting and retaining new executives, integrating our LaPolla Subsidiary, creating sales, marketing and promotional materials, rolling out our LaPolla Products in national trade shows, implementing new software to centralize accounting processes, satisfying non-recurring liabilities related to our discontinued RSM Products business, adding more sales personnel to open up new markets for our Comprehensive Products in strategic locations, identifying and setting up a multitude of geographically situated public warehouses to support our national sales strategies, and relocating our corporate offices to Houston, Texas. The net cash for discontinued operations used in operating activities was $800,179 and provided by operating activities was $695,517, for the nine months ended September 30, 2005 and 2004, respectively.

Net cash used in investing activities in the first nine months of 2005 was $2,239,784 as compared to $176,305 in the comparable 2004 period. We invested $307,959 in property, plant and equipment during the nine months ended September 30, 2005 compared to $178,405 during the same period in 2004. Additionally, we invested $1,931,825, which is $2,000,000 net of $68,175 cash acquired, for the acquisition of our LaPolla Subsidiary, of which $1,384,707 was capitalized as goodwill and other intangible assets. The net cash provided by investing activities for discontinued operations was $-0- and $2,100 for the nine months ended September 30, 2005 and 2004, respectively.

Net cash provided by financing activities was $5,355,091 in the first nine months of 2005 compared to net cash provided by financing activities of $4,792,074 in the first nine months of 2004. During the first nine months of 2005, we repaid $182,082, $39,143, and $1,778, respectively, as compared to $9,600, $4,052, and $1,536, respectively, on our line of credit, long term debt, and capital lease obligation, respectively, in the first nine months of 2004. During the first nine months of 2005, we borrowed $25,594, $4,302,500, and $1,250,000, respectively, as compared to $12,043, $4,825,000, and $-0-, respectively, from our line of credit, loans payable - related party, and note payable - other, respectively, in the first nine months of 2004. We had proceeds from issuance of long term debt in the amount of $327,082 for the nine months ended September 30, 2005 compared to $-0- for the same period in 2004. The net cash used in financing activities for discontinued operations was $-0- and $29,781 for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, we had $357,706 of cash on hand as compared to $24,465 at December 31, 2004, representing a net increase in cash of $333,241 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, our working capital deficit decreased $2,004,985 from $7,706,197 at December 31, 2004 to $5,701,212 as of September 30, 2005. This decrease in the working capital deficit resulted from a decrease of $1,367,500 in loans payable - related party and a decrease in interest of $138,454 due to the Chairman from debt cancellation, a $2,831,726 increase in accounts payable, a $134,056 decrease in accrued expenses and other current liabilities and an increase of $143,498 in long-term debt, after taking into account a $2,895,686 increase in net trade receivables, an increase in inventories of $673,944, a $156,487 decrease in a line of credit, an increase of $63,531 in prepaid expenses and other current assets, and a decrease of $869,528 in liabilities from discontinued operations. We also had an increase in the reserve for litigation in the amount of $160,378.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our existing credit facilities, will provide us with sufficient resources to meet our working capital requirements during the remainder of this year and into the first quarter of 2006. Based on our sales growth trend, we will require additional funds to maintain and further improve our financial relationships with our main vendors and to fund growth in our trade receivables. The Chairman has loaned us $4,302,500 and is a co-borrower or has personally guaranteed $2,524,080 for added security on lines of credit, vendor accounts, and a note payable, which we are responsible to repay or otherwise settle. Based on the foregoing, the Company is anticipating raising monies during the fourth quarter of 2005 and first quarter of 2006, based on market conditions, through private placements of debt or equity, to obtain sufficient resources to meet its long term working capital requirements, debt service and other cash needs over the next twelve months or until we repay or settle the financial matters between us and the Chairman and become self sufficient with the cash received from our operating activities to operate our business without outside financial assistance. There can be no assurance that the Company will be able to obtain any funds, or if obtainable, on terms that are commercially feasible.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, as amended, our disclosure controls and procedures were not as effective as originally contemplated nor did such controls operate at a level appropriate to provide reasonable assurance for certain matters. A material weakness existed. The material weakness identified originated with the period immediately following the Company’s discontinuance of the operations of its RSM Subsidiary on November 5, 2004. The CFO that was originally responsible for the preparation of the financial statements and related notes for the quarter and year ended December 31, 2004 resigned on February 14, 2005 for title purposes and February 28, 2005 for employment purposes. A new CFO was retained on February 25, 2005. The new CFO reviewed and completed the worksheets relating to the evaluation of our disclosure controls and procedures. The CEO reviewed and approved the completed evaluation report. The Company also made an acquisition on February 11, 2005. All of the changes in this report, as amended, requiring reclassifications, restatements, as well as other changes, pertain to knowledge and experience concerning the application of certain accounting principles. The material weakness as identified highlights the need to train accounting and executive personnel regarding the application of appropriate accounting principles for SEC reporting and for succession. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) training of the CEO concerning the tools that are used to prepare and review financial statements and related disclosures and the application of certain accounting principles; (b) enhancement of the hiring practices of the Company to seek where practicable CFOs that have prior SEC reporting experience as a prerequisite for that position; (c) a training program has been initiated for all accounting personnel at various levels to facilitate accurate and punctual reporting; (d) the hiring of our current CFO with prior SEC reporting experience; and (e) an increase in the number of accounting related personnel as deemed required. The Company believes the material weakness identified above has been corrected. There were no changes in our internal controls during the third quarter of 2005. There were significant changes in our internal controls or in other factors after the end of the third quarter of 2005 as described above. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this amended report.

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

See Index of Exhibits on Page A-20.

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