Form 10-K
period 2005-12-31
LAPOLLA INDUSTRIES INC
filed 2006-03-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES ☑  NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES ☐  NO ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $11,091,177 on June 30, 2005, based upon the closing price on the American Stock Exchange on such date.

Common Stock outstanding as of March 1, 2006 — 53,210,251 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

As used in this report, "LaPolla” and the "Company" or "Us" or "We" or “Our” refer to the LaPolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1.	Business.

Overview

LaPolla Industries, Inc. is a national manufacturer and distributor focused on several basic segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. Within these business segments, LaPolla has invested resources in a variety of products targeting commercial and industrial and residential applications in the roofing, construction and paint industries. Each of the businesses in which we are engaged is highly competitive. However, the diversification of product lines and national markets served tends to minimize the impact of changes in demand for a particular product line on our total sales and earnings. Refer to Note 21, “Business Segment Information,” under Item 8 of this Form 10-K for financial information relating to our business segments.

Coatings

LaPolla is a leading national manufacturer and distributor of protective coatings. The coatings business involves supplying a variety of protective coatings for roofing systems for new and retrofit commercial and industrial, as well as residential, applications, to the roofing, construction, and home improvement retail industries. We are basic in the manufacturing and distribution of coatings. Our production and distribution facilities are located in Texas, Florida and Arizona. We also maintain relationships with reputable public bonded warehouses to facilitate our distribution requirements in certain local markets throughout the nation. The coatings industry consists of a few large companies with global presence and many smaller companies, like us, serving local or regional markets. We sell our coatings primarily to large and small roofing contractors, as well as a national home improvement retail chain store. Product credentials, approvals and performance, pricing, technology, availability, technical and customer service are major competitive factors in the coatings business.

Foam

LaPolla is a leading national distributor of foam. The foam business involves supplying both roofing and perimeter wall insulation foam for roofing system and wall insulation applications to the roofing and construction industries. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Perimeter wall insulation is used in commercial and industrial, as well as residential, applications. We are basic in the distribution of foam. Our distribution facilities in Texas, Florida and Arizona are supplemented by public warehousing in certain local markets nationally to better serve our customers. The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence, which companies rely on distributors, like us, to service local, regional and national markets. We distribute foam primarily to large, medium and small roofing, insulation and general contractors. Availability, product credentials, approvals and performance, pricing, technical and customer service are major competitive factors in the foam business.

Paints

LaPolla is a regional distributor of paints. The paint business involves supplying a variety of protective and decorative lines for residential, as well as, commercial and industrial roofing and wall applications, to the roofing, paint and construction industries. We use outside toll blenders to manufacture our roof paints at this time. Paints for wall application are supplied by a major paint manufacturer in Florida and distributed by us for the convenience of our paint contractor customers. Our principal market for paints is the Southeastern United States. During 2006, we will begin manufacturing our own roof paints at our Florida manufacturing facility. As we expand this business across the nation, we expect to begin manufacturing roof paints at our Texas location to meet the anticipated demand. Product performance, pricing, technology, technical and customer service are major competitive factors in the paints business.

Sealants

LaPolla is a regional distributor of sealants. The sealants business involves supplying penetrating sealers and stains over concrete and masonry for commercial and industrial, as well as residential, applications, to the home improvement retail and construction industries. Additionally, this business also supplies caulking for general application in the construction industry. We use outside toll blenders to manufacture sealants at this time. Our principal market for sealants is the Southeastern United States. We expect to expand this business across the nation during 2006. Technology, product performance, pricing, technical and customer service are major competitive factors in the sealants business.

Adhesives

LaPolla distributes adhesives. The adhesive business involves supplying polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications to the roofing and construction industries. Adhesives are supplied to us by a national manufacturer. We expect to expand this business in 2006. Product performance, technology, pricing, technical and customer service are major competitive factors in the adhesives business.

Equipment

LaPolla distributes equipment. The equipment business involves supplying spray equipment and related accessories for coatings, foam, paints, sealants, and adhesive installations for commercial and industrial, as well as residential, markets, to the roofing, construction, home improvement retail, and paint industries. Equipment is supplied to us primarily by two national manufacturers and large distributor. We expect to significantly expand this business in 2006. Ease of operation, functionality, spray performance, technology, technical and customer service are major competitive factors in the equipment business.

All Other

The all other business involves primarily supplying a variety of sundry items that are complementary to the applications relating to our other businesses described above to our customers in the roofing, construction, home improvement retail, and paint industries.

Sales and Marketing

We maintain a growing national sales and marketing team. Sales are focused on roofing, insulation, paint, and general contractors throughout the nation in the roofing, construction, paint, and home improvement retail industries. LaPolla utilizes direct sales, independent manufacturer representatives and stocking distributors, strategically positioned on a state or regional basis. Additionally, we utilize public bonded warehouses as strategically needed to service our customers. Independent representatives, distributors and public warehouses are a low cost and an effective means of creating better access and convenience for our customers and future prospects. The use of acrylic in manufactured products is growing aggressively through enhanced consumer awareness due to nationally promoted programs from municipal and other government agencies and private organizations. These programs include Cool Roof Rating Programs, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental or “heat island effect”. We place a high priority on sales trending to create efficiency and expediency within our organization to better serve our customers. Information is gathered with input from sales, customers, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient fashion. Standard terms are net 30 days, but will not often exceed 60 days. The analysis of material costs with overhead and margins are effectively factored into sales budgeting to assure that the potential duration of receivables are not detrimental to margins. The combined volumes of our products are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually significant volume customers, none today represent a significant adverse effect through such a loss.

Raw Materials

We place a high priority on forecasting material demand to create efficiency and expediency for our customers. The primary materials being used to manufacture our coatings and paints (roof paints) are acrylic resin and other related components for the manufacturing of acrylic coatings and other acrylic based products. The suppliers of the necessary raw materials and finished goods for all our segments are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. Currently, there are potential industry shortages of acrylic resins and isocyanates (which is 50% of the spray polyurethane foam chemistry). We have either made arrangements or the respective suppliers of each of our major raw materials and finished goods have assured us of availability of all of the needed material, like in 2005, even in the event of significant growth as expected in 2006. With our volume potential, LaPolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2006 and beyond. Should there be a shortage of either material, there are multiple alternative suppliers that are basic in all of the needed raw materials and finished products. Our coatings are manufactured in our own facilities located in Texas, Florida and Arizona. We maintain sufficient manufacturing capacity at these facilities to support our current forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations. We increased our capacity as required in anticipation of sales increases in 2005 and for 2006. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or supply of that product, our operations could be negatively impacted until additional capacity is brought on line.

Patents and Trademarks

We rely on many patents and proprietary technologies that are owned or controlled by our raw material suppliers for finished goods formulations. These formulations are available to LaPolla, as a significant buyer of chemicals, as well as extensive and personalized technical support and guidance. We have the technical skill and ability to further make proprietary these formulations in an effort to out perform other competitive products. If we are unable to maintain access and use of these technologies, or if these technologies are eliminated or available on commercially unreasonable terms, our ability to continue commercially selling these product formulations incorporating such technology, our operations may be adversely affected. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. We market our products under various trademarks, for which we have unregistered trademark protection in the United States. These trademarks are considered to be valuable because of their contribution to the market identification of our products.

Competition

The United States adhesives, sealants and coatings industry is highly fragmented with over 500 manufacturing companies. We face strong competition in the markets in which we compete. These competitors have equivalent or, in most cases, greater availability to resources than we do. This enables them, among other things, to spread their marketing and promotion costs, over a broader revenue base. LaPolla is aggressively pursuing commercial and industrial and retail markets which include professional, commercial applicators and contractors. The commercial and industrial markets have many competitors, most of which are regionally located and market focused. Product chemistry and performance can be similar. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We are focused on such approvals and are currently listed with certain credentials and approvals to assure that there are minimal restrictions in markets and uses. LaPolla undertook a significant push throughout 2005 raising industry awareness of LaPolla products in these markets. Advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales and marketing will continue to be used during 2006 to more aggressively move towards greater product line branding and recognition. Within the coatings industry, as manufacturers specifically focused on acrylic coatings for roofing and construction as their primary line, LaPolla is likely within the top five in volume of possibly 50 manufacturers or more. The principal method of competition in the commercial and industrial markets is a combination of product credentials and approvals, price structure, technology, availability, warranty availability to building owners, and product performance. LaPolla is expanding through internal and external efforts including, but not limited to, aggressive sales and marketing, competitive pricing, material availability, a strong sales force of both employee and independent representatives, establishment of new relationships with new channels of distribution, building owner and contractor brand awareness, and product acquisitions. The retail market also has many competitors, some of which are regionally located and market focused, such as roofing supply houses. Others include major national home improvement chains. Product chemistry and performance can be similar. Product credentials and approvals will play less of a role in differentiating product lines. Fundamental approval, such as a UL rating (Underwriters Laboratories), is sufficient for sales in these markets. LaPolla has made some progress in this market with its coatings, sealants and paints segments, primarily regionally into a national home improvement retail chain in the Southeastern United States. A marketing platform was developed to include retail oriented literature, countertop displays, and increased sales staff in 2005. As we become more of a nationally recognized company, our growth should increase significantly as the market participants in the retail markets are large national companies. More resources have been allocated to more aggressively grow this market in 2006. The principle method of competing successfully is effective financial strength of the Company, marketing, price structure, and product performance.

Employees

At December 31, 2005, we employed 39 full time individuals. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business presence. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2006. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure you that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

Our business, taken as a whole, is materially affected by seasonal factors. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first and fourth fiscal quarters. During 2005, we did not experience a substantial seasonal fluctuation due to our aggressive growth; however, we cannot assure such extended growth in 2006. Although the acrylic coatings we manufacture are restricted by cold temperature applications, below 50 degrees Fahrenheit, most of our current focus is in the Southern United States. Much of this territory will remain suitable for application throughout most of the year. Increased levels and geography of rain fall will impede sales, but can also produce a pent up demand that can be realized in the subsequent short term. By broadening and diversifying our business segments to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months.

Historical Information

We were incorporated in the state of Delaware on October 20, 1989 and underwent a variety of name changes and operations to date. For our current operations, we acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives in the Southeastern United States. On February 8, 2002, the name of Infiniti Paint Co., Inc. was changed to Infiniti Products, Inc. to eliminate the limiting public perception about the business only being related to paints (“Infiniti Subsidiary”). On December 20, 2004, we changed our name from Urecoats Industries, Inc. to IFT Corporation to keep pace with the activities of our Infiniti Subsidiary at the time. During the latter part of 2004, our Infiniti Subsidiary built and began operating a manufacturing plant in the Southeastern United States. On February 11, 2005, we acquired 100% of the capital stock of LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States. On April 1, 2005, our Infiniti Subsidiary merged with and into our LaPolla Subsidiary whereas the existence of our Infiniti Subsidiary ceased. On October 1, 2005, our LaPolla Subsidiary merged with and into the Company, under its former name of IFT Corporation, whereas the existence of our LaPolla Subsidiary ceased. On November 8, 2005, the Company changed its name to LaPolla Industries, Inc. For discontinued operations, we discontinued the operations of our RSM Technologies, Inc. subsidiary on November 5, 2004, a Florida corporation, established in June 2001 as Urecoats Manufacturing, Inc., to manufacture, market, and sell our former RSM Products.

Item 1A.	Risk Factors.

As a national manufacturer of coatings and distributor of foam, paints, sealants, adhesives, and equipment, we operate in a business environment that includes certain risks. The risks described in this section could adversely affect our operating results and financial condition. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

•  Cost of Raw Materials - Our operating results are significantly affected by the cost of raw materials. We may not be able to fully offset the impact of higher raw materials through price increases or productivity improvements.

•  Availability of Raw Materials - Certain raw materials are critical to our production processes. These include titanium dioxide and other resins in the coatings and paints segments. The Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products.

•  Availability of Finished Goods - Certain finished goods are critical to our sales growth. These include polyurethane foam systems in the foam segment. The Company has made, and plans to continue to make, supply arrangements to meet planned requirements for the future. However, an inability to obtain these critical finished goods would adversely impact our sales growth.

Item 2.	Properties

Our operations are conducted in leased facilities located in Texas, Arizona and Florida. Our corporate headquarters and primary administrative facilities are located in Texas, along with manufacturing, distribution and warehousing. In Arizona and Florida, we have facilities for manufacturing, distribution, warehousing, and customer service. We believe our present facilities are adequate for our current and projected needs in the near term.

Item 3.	Legal Proceedings

(a)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc (n/k/a RSM Technologies, Inc.), et. al., Defendants

On August 20, 2004, the Company and its former RSM Technologies, Inc. subsidiary, which business was discontinued in 2004, were served notice that on June 24, 2004 in the United States District Court for the District of Puerto Rico the Plaintiff filed a complaint against the Defendants alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico that was incorporated in a Sales Agreement entered into between RSM Technologies, Inc. and Joglar Painting, Inc. on May 21, 2002. The Plaintiff’s complaint essentially alleges that on October 29, 2003, the Company arbitrarily terminated the Plaintiff’s “exclusivity” rights under its agreement and as a result, it sustained damages aggregating $3,754,000. The Company believes the complaint and alleged damages to be totally without merit, has filed its answer denying the allegations and asserted counterclaims for monies billed and remaining unpaid for goods delivered to the Plaintiff by RSM Technologies, Inc. pursuant to the Plaintiff’s purchase order. Discovery has not yet commenced and no trial date is set.

(b)	Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

On October 3, 2003, in the Hillsborough County State Court, Division H, Plaintiffs filed a complaint against the Company, Michael T. Adams, and two former officers, individually, alleging common law fraud and rescission in connection with the purchase of common stock. During 2005, Plaintiffs added Richard J. Kurtz, individually. Plaintiff Hyer purchased $100,000 of common stock in June 2003 and Plaintiff Sun Coatings purchased $250,000 of common stock in July 2003. Plaintiffs allege that the Company and certain officers and a director failed to disclose the current financial condition of the Company and its former subsidiaries (notwithstanding the fact that Plaintiffs signed subscription agreements admitting they were provided all relevant and requested financial information). The Defendants’ motion to dismiss was denied by Order dated January 20, 2004. The Defendants answered the complaint on February 13, 2004 and asserted, among others, the affirmative defense that Plaintiffs’ claims are barred by the signed subscription agreements. We are vigorously defending this case. Discovery has not yet commenced and no trial date is set.

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

An Information Statement was provided to all of our stockholders to comply with the requirements of Section 14(c) of the Securities Exchange Act of 1934 and to provide information to all stockholders in connection with actions by written consent taken on October 7, 2005 by certain stockholders collectively owning 75.07% of our outstanding shares as of the record date of September 30, 2005. Such action constituted the approval and consent of stockholders representing a sufficient percentage of the total outstanding shares to approve the proposed amendments to the Article numbered “FIRST” of our Restated Certificate of Incorporation, to change the name of the corporation from IFT Corporation to LaPolla Industries, Inc. and Article and Section numbered “FOURTH” and “A” of our Restated Certificate of Incorporation, to increase the authorized common stock capitalization limit from 60 Million to 65 Million shares of Common Stock, Par Value $.01. Accordingly, the actions were not submitted to our other stockholders for a vote. The written consent became effective on November 8, 2005.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

Calendar	2005		2004
Quarter	High	Low	High	Low
First	$.80	$.26	$1.05	$.43
Second	$1.11	$.40	$1.28	$.76
Third	$.85	$.55	$1.15	$.47
Fourth	$.86	$.41	$.65	$.22

Our common stock, listed on the American Stock Exchange, is currently trading under the symbol “LPA”. Our common stock traded under the symbol “IFT” from January 3, 2005 to November 10, 2005 and “URT” previously for the periods presented. As of March 21, 2006, there were approximately 4,750 holders of record of our common stock. We did not declare any common stock dividends during the past two years and do not anticipate declaring common stock dividends in 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance on an aggregated basis as of December 31, 2005.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,519,868 (1)	$ .78	1,163,579 (2)
Equity Compensation Plans Not Approved by Security Holders	70,000 (3)	$ 3.36	—
Total	2,589,868	$.85	1,163,579
__________________
(1)	The equity compensation plans include:
(i)
Equity Incentive Plan. This plan was approved by stockholders and became effective August 31, 2005 (“Equity Plan”). The Equity Plan replaced the Key Employee Stock Option Plan. Under the Equity Plan, either incentive stock options or non-qualified stock options and stock bonuses may be granted. Generally, the options may be exercised beginning one year from the date of grant and expire in two to eight years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Compensation Committee. Stock bonuses may be granted subject to restrictions and for such periods as the Compensation Committee determines, including attainment of one or more performance goals. The Equity Plan provides for the grant of an aggregate of 3,250,000 options (exercisable for common stock) and stock bonuses. There were -0- options exercised, 550,133 options forfeited, canceled or expired, 2,519,868 options outstanding, and 730,132 shares of common stock available either as underlying shares for options or stock bonuses granted under the Equity Plan at December 31, 2005.

(2)	The equity compensation plans include:
(i) Equity Incentive Plan. See Footnote (1)(i) above.
(ii)
Director Compensation Plan. This plan was approved by stockholders on May 28, 2002 (“Director Plan”). There were 1,166,553 shares granted, issued and vested, 364,000 shares granted, issued and unvested, 30,214 shares forfeited, canceled or expired, and 69,447 shares available to grant under the Director Plan at December 31, 2005. Refer to Director Compensation below for the material features of the Director Plan.

(3)	The equity compensation plans include:
(i)
Non-Plan Options. We grant restricted options for special circumstances.  No Non-Plan Options were granted in 2005.  There were 50,000 options exercised, 55,264 options forfeited, canceled or expired, and 70,000 options outstanding at December 31, 2005.

Recent Sales of Unregistered Securities

During the quarterly period ended December 31, 2005, we issued restricted common stock for a certain private transaction, in reliance on Section 4(2) of the Act, as described below:

(a)
On December 14, 2005, we issued 2,637,265 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $1,503,241 of indebtedness represented by term loans bearing interest at 6% per annum, which were advanced to us during the 2005 year for working capital and other corporate purposes. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the American Stock Exchange on December 14, 2005 or $ .57 per share.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Summary of Operations
Sales	$20,179,263	$2,564,163	$2,405,539	$2,466,035	$676,903
Cost of Sales	16,183,464	2,091,931	1,900,775	2,040,975	529,551
Selling, General and Administrative	5,720,722	1,980,170	3,087,915	4,112,966	3,017,342
Operating (Loss)	(1,656,796)	(2,627,175)	(4,515,731)	(5,001,579)	(3,946,444)
Income (Loss) from Discontinued Operations	131,971	(3,141,333)	(6,668,245)	(5,818,870)	(3,879,350)
Net (Loss)	$(1,524,825)	$(5,768,508)	$(11,183,976)	$(10,820,449)	$(7,825,794)
Plus: Dividends on Preferred Stock	—	—	(498,001)	(259,634)	(19,578)
Net (Loss) Available to Common Stockholders	$(1,524,825)	$(5,768,508)	$(11,681,977)	$(11,080,083)	$(7,845,372)
Net (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.032)	$(0.091)	$(0.328)	$(0.386)	$(0.343)
Discontinued Operations	0.002	(0.108)	(0.436)	(0.427)	(0.336)
Financial Position
Long-Term Debt	294,206	33,682	—	15,500	61,267
Total Assets	$10,635,041	$2,143,694	$1,691,544	$2,721,968	$3,018,827

The financial data above includes, on an aggregated basis, the results of operations, and excludes the financial position, of our discontinued operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2005

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2005, and our financial condition at December 31, 2005. The financial data and information for periods presented prior to 2005 has been recast to reflect the results of operations to conform to our 2005 year presentation. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors” in Item 1 of Part I and “Forward Looking Statements” in this section, of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2005	2004	2003
Sales	$20,179,263	$2,564,163	$2,405,539

Our sales increased $17,615,100, or 687%, from 2004 to 2005, due to a marked increase in proven sales personnel, acquisition of the former LaPolla Subsidiary, and higher selling prices across all of our business segments, as compared to, an increase of $158,624 from 2003 to 2004, from internal growth.

Gross Profit

Our gross profit increased $3,523,566, or 746%, from 2004 to 2005, due to a marked increase in sales across all of our business segments, as compared to, a decrease of $52,119 from 2003 to 2004 despite the $158,624 increase in sales for that period, due to higher raw material costs and costs and expenses related to ramping up manufacturing operations for certain products during the latter part of 2004. The gross margin increased 1.4% from 2004 to 2005 due to economies of scale experienced from increased purchasing power for the raw materials related to our manufactured coatings and finished goods related to all of our other products. Gross margin decreased 3.3% from 2003 to 2004 due to an increase in costs and expenses for small scale purchases of raw materials and ramping up manufacturing operations for our coatings in Florida.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, impairment of assets, and loss on disposal of property, plant and equipment. These total costs and expenses increased $17,784,893, or 343%, from 2004 to 2005, due to an increase of $14,091,534 for cost of sales, $3,740,552 for SG&A, $75,460 for professional fees, $20,308 for depreciation and amortization, offset by a decrease of $44,608 for consulting fees, $75,742 for interest expense, and $22,611 for other (income) expense, as compared to, a decrease of $1,710,345, or 24.8%, from 2003 to 2004, due to a decrease of $1,107,745 for SG&A, $254,529 for professional fees, $837,011 for impairment of assets, $116,462 for loss on disposal of property, plant and equipment, offset by an increase of $210,743 for cost of sales, $35,040 for depreciation and amortization, $89,053 for consulting fees, and $270,566 for interest expense.

Cost of sales increased $14,091,534, or 674%, from 2004 to 2005, due to a marked increase in purchases of raw materials for manufactured goods and finished goods, as well as costs related to our three manufacturing facilities and warehousing facilities for distribution of our products, as compared to, an increase of $210,743, or 11%, from 2003 to 2004, due to an increase in raw material prices for small scale purchases and costs to ramp up manufacturing operations in our Florida facility.

SG&A increased $3,740,552, or 189%, from 2004 to 2005, due to an increase of $2,018,257 for payroll and related employee benefits, $59,891 for sales commissions, $182,574 for insurances, $336,857 in travel and related services, $157,592 for advertising, $602,213 for corporate office expenses, $104,271 for marketing, promotions and trade shows, $31,500 for recruiting fees, $101,746 for director fees, $45,550 in American Stock Exchange fees, $100,251 for rent, $52,978 for bad debts, offset by a decrease of $53,127 for investor relations, as compared to, a decrease of $1,107,745, or 36%, from 2003 to 2004, due to a decrease of $498,467 for payroll and related employee benefits, $324,630 in travel and related services, $121,257 for advertising, $194,830 for corporate office expenses, $49,485 for marketing, promotions and trade shows, $146,650 for investor relations, offset by an increase of $11,466 for sales commissions, $63,909 for insurances, $79,942 for director fees, $21,950 for American Stock Exchange fees, $49,514 for rent and $793 for bad debts.

Professional fees increased $75,460, or 18%, from 2004 to 2005, due to an increase of $83,612 for outside accountants, auditing and auditing related services primarily from the acquisition of our former LaPolla subsidiary, offset by a reduction of $8,152 for legal fees relating to litigation, as compared to, a decrease of $254,529, or 38%, from 2003 to 2004, due to decreases of $175,317 for legal fees relating to litigation and $79,212 for outside accountants, auditing and auditing related services.

Depreciation and amortization expense increased $20,308, or 24%, from 2004 to 2005, due to an increase in depreciable property, plant and equipment and amortization of $19,230 for other intangible assets acquired in connection with the acquisition of the former LaPolla Subsidiary during 2005, as compared to, an increase of $35,040, or 73%, from 2003 to 2004, due to an increase in depreciable property, plant and equipment during 2004.

Consulting fees decreased $44,608, or 20%, from 2004 to 2005, due to a decrease in required outside professional services, as compared to, an increase of $89,053, or 65%, from 2003 to 2004, due to an increase in required outside professional services.

Interest expense decreased $75,742, or 31%, from 2004 to 2005, primarily due to the Chairman of the Board reducing the interest rate from 9% per annum to 6% per annum on the short term loans advanced to the Company during 2005 to continue operations and cancellation of certain amounts of his loans at the beginning and end of 2005 in exchange for restricted common stock, as compared to, an increase of $270,566, or 130%, from 2003 to 2004, primarily due to the 9% interest rate on the Chairman of the Board’s short term loans advanced to the Company and its former Infiniti Subsidiary during the fourth quarter of 2003 throughout 2004, which loans were canceled at the beginning of 2005 in exchange for restricted common stock.

Impairment of assets decreased 837,011, or 100%, from 2003 to 2004, due to no impairment of assets during 2004. There was impairment of assets for 2005.

Loss on disposal of property, plant and equipment decreased $116,462, or 100%, from 2003 to 2004, due to no losses on disposal of property, plant and equipment during 2004. There were no losses on disposal of property, plant and equipment during 2005.

We had income of $131,871 for 2005 relating to our discontinued operations as a result of gains on the sale of written off machinery and equipment and aged accounts payables and reductions in the reserve for litigation, as compared to, a loss of $3,141,333 for 2004 and $6,668,245 for 2003.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2005	2004	2003
Coatings	$6,705,777	$774,870	$790,623
Foam	11,213,965	885,579	693,276
Paints	781,989	585,970	541,770
Sealants	964,221	293,115	213,761
Adhesives	39,781	—	—
Equipment	301,146	289	590
All Other	$172,384	$24,340	$165,519

Coatings sales increased $5,930,907, or 765.4%, from 2004 to 2005, due to a marked increase in our sales forces, implementation of limited national advertising and promotion programs, including attendance at trade shows, and higher selling prices, as compared to, a decrease of $15,753, or 1.9%, from 2003 to 2004, due to our sales presence being limited to the Southeastern United States, primarily Florida. Raw material costs increased $3,775,858, or 641.8%, from 2004 to 2005, as compared to, a decrease of $36,836, or 5.8%, from 2003 to 2004. Segment profit was $192,140 for 2005 compared to a segment loss of $249,292 for 2004, as compared to a segment loss of $170,982 for 2003. Other factors creating the coatings segment profit in 2005 were the increased sales volumes described above, manufacturing efficiencies, and increased purchasing power for raw materials for manufactured goods and finished goods.

Foam sales increased $10,328,386, or 1,166.2%, from 2004 to 2005, as compared to a decrease of $192,303, or 27.7%, from 2003 to 2004, due to the same reasons enumerated in our coatings segment above. Finished goods costs increased $8,812,994, or 1,104.6%, from 2004 to 2005, compared to $154,323, or 23.9%, from 2003 to 2004. Segment loss increased $867,374, or 256%, from 2004 to 2005, compared to an increase of $131,151, or 63.1%, from 2003 to 2004. The price for foam increased greater than 40% during 2005, which resulted in higher prices to our customers. Other factors offsetting the increased foam segment loss in 2005 were increased sales volumes and increased purchasing power for finished goods which resulted in substantial savings during 2005.

Paints sales increased $196,019, or 33.4%, from 2004 to 2005, due to a small increase in our sales force concentrating on this segment and implementation of limited regional advertising and promotion program, as compared to, an increase of $44,200, or 8.1%, from 2003 to 2004, due to the same reasons described for 2004 and 2005. Finished goods costs increased $209,351, or 47.5%, from 2004 to 2005, compared to $46,749, or 11.8%, from 2003 to 2004. Segment profit was $16,140 for 2005 compared to a segment loss of $144,522 for 2004, as compared to a segment loss of $52,518 for 2003. Other factors creating the paints segment profit in 2005 were the increased sales volumes described above and increased purchasing power for finished goods. We plan to increase our focus on this particular segment with more independent representatives and begin manufacturing certain of the roof paints included in this segment during 2006.

Sealants sales increased $671,106, or 228.9%, from 2004 to 2005, due to an increase in our sales force concentrating on this segment and implementation of limited regional advertising and promotion program, as compared to, an increase of $79,354, or 37.1%, from 2003 to 2004, due to the same reasons described for 2004 and 2005. Finished goods costs increased $344,152, or 150.4%, from 2004 to 2005, compared to $60,970, or 36.3%, from 2003 to 2004. Segment profit was $13,822 for 2005 compared to a segment loss of $81,026 for 2004, as compared to a segment loss of $33,529 for 2003. Other factors creating the sealants segment profit in 2005 were the increased sales volumes described above and increased purchasing power for finished goods.

Adhesives were added as a business segment with sales of $39,781 for 2005. Finished goods costs for adhesives were $28,761 for 2005. We did not have any adhesives sales during 2003 or 2004. Segment loss was $247 for 2005.

Equipment sales increased $300,857, or 104,102.7%, from 2004 to 2005, due to the same reasons enumerated in our coatings and foam segments above, as compared to, a decrease of $301, or 51%, from 2003 to 2004, due to a limited focus on this segment. Finished goods costs increased $29,873, or 11,712.7%, from 2004 to 2005, as compared to, a decrease of $225, or 46.9%, from 2003 to 2004. Segment profit was $28,218 for 2005 compared to a segment loss of $110 for 2004, as compared to a segment loss of $109 for 2003. Other factors creating the sealants segment profit in 2005 were the increased sales volumes described above. We plan to increase our focus on this particular segment during 2006.

All Other sales increased $148,044, or 608.2%, from 2004 to 2005, due to an increase in walk-in customers with the addition of our Arizona location from the acquisition of our former LaPolla Subsidiary needing sundry items, as compared to, a decrease of $141,179, or 85.2%, from 2003 to 2004, due to a decrease in traffic of walk-in customers at our Florida location only from the extraordinary hurricane season in 2004. All Other finished goods costs increased $335,696, or 2,270%, from 2004 to 2005, compared to a decrease of $1,784, or 10.7%, from 2003 to 2004.

Outlook for 2006

The Company’s outlook is positive, as we expect sales to continue to grow at record levels which will translate into net income in 2006. Our optimism is based on our substantial sales growth during 2005 and on current budget estimates. As part of our anticipated growth, we expect higher selling, payroll, and administrative costs. Growth, to a significant degree, will be fueled by anticipated higher sales primarily in our coatings and foam segments and secondarily in our other segments. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our products’ credentials, approvals and performance, price structures, technologies, technical and customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand at December 31, 2005 was $400,621 reflecting an increase of $376,156 when compared to the $24,465 of cash on hand at December 31, 2004. The cash on hand at December 31, 2003 was $35,385. We have not generated cash from operations in excess of working capital requirements and have relied principally upon short term loans from, as well as other financial institution credit facilities guaranteed by, the Chairman of the Board, in addition to proceeds from the sale of preferred and common stock, to continue our operations in the past. During 2005, our operational cash flow increased considerably and based on our 2006 projections, we should be able to sustain our own operations with very little financial support from the Chairman of the Board during 2006. To be sure, the Chairman of the Board has committed to make available, on an as needed basis, upon request of management, up to $1,500,000 in cash or credit during 2006. In addition, the Chairman of the Board has further authorized an increase in our note payable - other from a national financial institution from $2,000,000 to $2,500,000. Although our operational cash flow has increased considerably, we will likely require the use of the funds available in the aforementioned commitment and note payable - other, or other funds that we may raise through private placements of common stock to accredited sophisticated investors or otherwise, to fund our trade receivables growth during 2006. In 2006, we may make an acquisition as part of our strategy for accelerating growth. Any acquisition would be funded from the issuance of common stock. Additionally, we are planning to add capacity to our Florida facility to begin manufacturing certain of our roof paints in our paints segment and expand our Arizona facility during 2006. These anticipated capital expenditures would be funded through a combination of cash on hand, cash generated from operations, and to a lesser extent, external funding sources or the issuance of stock.

Net cash used in our operations was $2,714,952 in 2005 compared to $5,312,995 in 2004 and $6,956,693 in 2003. The cash used in operations for 2005 as compared to 2004 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non current assets, accounts payable, accrued expenses and other current liabilities, other liabilities, and reserve for litigation, net of effects from the purchase of our LaPolla Subsidiary. The cash used in operations for 2004 as compared to 2003 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non current assets, and reserve for litigation, and decreases in accounts payable and accrued expenses and other current liabilities. For 2005, 2004 and 2003, the net cash for discontinued operations used in operating activities was $905,060 and provided by operating activities was $876,765 and $2,463,981, respectively.

Contractual Obligations
	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-Term Debt Obligations	$76,020	$159,856	$58,330	$—	$218,186
Estimated Interest Payments on Long-Term Debt Obligations	24,854	21,568	1934	—	23,503
Operating Lease Obligations	358,100	739,614	110411	—	1,208,125
Total	$458,975	$921,039	$170,674	$—	$1,449,814

The information provided in the table above relates to ten vehicle notes, one equipment lease and three facility leases.

Net cash used in investing activities was $2,647,595 in 2005 compared to $182,645 in 2004 and $102,886 in 2003. We invested $713,847 in new property, plant and equipment during 2005 compared to $184,745 in 2004 and $-0- in 2003. During 2005, the additions to property, plant and equipment included costs to relocate our corporate headquarters from Deerfield Beach, Florida to Houston, Texas and establish a manufacturing facility in our new Houston, Texas facilities. We also acquired our former LaPolla Subsidiary, net of cash acquired, for $1,933,748. Capital expenditures in 2005 also included costs for vehicles, office furniture and equipment, and computers and software. Net cash used in investing activities was $182,645 in 2004 compared to $102,886 in 2003. We invested $184,745 in new property, plant and equipment during 2004 compared to $-0- in 2003. During 2004, the additions to property, plant and equipment included costs to establish Infiniti’s manufacturing plant in our Florida facilities. Capital expenditures in 2004 also included costs for office furniture and equipment and vehicles. Net cash used in investing activities includes $120,715, $36,849, and $-0- to acquire computer hardware and software in 2005, 2004 and 2003, respectively. For 2005, 2004 and 2003, the net cash for discontinued operations provided by investing activities was $-0- and $2,100 and used in investing activities was $102,886, respectively.

Net cash provided by financing activities was $5,738,703 in 2005, composed primarily of $4,302,500 in proceeds of loans from our Chairman of the Board and $1,693,211 from our note payable - other, while the net cash used in financing activities relates to payments on our line of credit, principal repayments on long term debt, and principal payments under a capital lease obligation. Net cash provided by financing activities was $5,484,720 in 2004, composed primarily of $5,610,000 in proceeds of loans from our Chairman of the Board, while the net cash used in financing activities relates to principal repayments on long term debt, principal payments under a capital lease obligation and payments on our line of credit, offset by proceeds from our line of credit. For 2003, the net cash provided by financing activities was $7,050,953, composed primarily of $350,000 in proceeds from the sale of common stock and $6,610,000 in proceeds of loans from our Chairman of the Board, while the net cash used in financing activities relates to payments on our line of credit, offset by proceeds from our line of credit. For 2005, 2004 and 2003, the net cash for discontinued operations used in financing activities was $-0- and $39,707, and provided by financing activities was $37,065, respectively.

Forward Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include the following: (a) Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; (b) Cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; (c) Accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, warranty, and product returns; (d) Operations, supply chain, quality control, and manufacturing supply, capacity, and facilities; (e) Products and services, price of products, product lines, and product and sales channel mix; (f) Relationship with customers, suppliers and strategic partners; (g) Application specifications; (h) Credit facilities; (i) Real estate lease arrangements; (j) Industry trends and our response to these trends; (k) Sources of competition; (l) Outcome and effect of current and potential future litigation; (m) Common stock, including trading price; (n) Security of computer systems; and (o) Changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were not as effective as they could have been and nor did such controls operate at a level appropriate to provide reasonable assurance. A material weakness existed. The material weakness identified highlighted the need to train accounting and executive personnel regarding the application of certain accounting principles relating to full absorption accounting. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) training of the CEO on the application of full absorption accounting; (b) a training program has been initiated for accounting personnel on the application of full absorption accounting; and (c) an increase in the number of accounting related personnel as deemed required. The Company believes the material weakness identified above has been corrected and based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective and operating at a level appropriate to provide reasonable assurance. There were changes in our internal controls during the fourth quarter of 2005 as described above. There were significant changes in our internal controls or in other factors after the end of the fourth quarter of 2005. The Company’s former CFO resigned on January 31, 2006. On February 1, 2006, the Company’s former Controller was appointed as CFO.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Directors

Set forth below is the name and age of each nominee and each director of the Company whose term of office continues after the meeting, the principal occupation of each during the past five years, and the year each began serving as a director of the Company:

Richard J. Kurtz	65	Director since November 23, 1998

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

Lt. Gen. Arthur J. Gregg US Army (Ret.)	78	Director since February 21, 2000

Lt. Gen. Gregg has more than fifty six years of distinguished professional experience. His record of performance repeatedly demonstrates the ability to lead organizations to success including new businesses and turn around situations. As a result of his extensive military and executive experience, he has considerable contacts and respect within federal government agencies and private industry. Lt. Gen. Gregg continues an active schedule as a member of several corporate and academic boards. He chairs three of these boards. His education includes Harvard University, John F. Kennedy School of Government Concentrated Executive Program in National Security; Saint Benedict College Atchison, Kansas, Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania, One-year graduate level college; Command and General Staff College, Fort Leavenworth, Kansas, One-year graduate level college.

Gilbert M. Cohen	74	Director since November 12, 2004

Mr. Cohen was co-founder, chief financial officer, and treasurer of the Kamson Corporation from 1969 to 2001. From 1960 to 1969, he was the treasurer of the Bruck Group, Four Companies - Subsidiaries of American Hospital Supply Corporation, a former New York Stock Exchange listed corporation. Mr. Cohen retired in 2001 and, on a voluntary basis, is a baseball coach for the Cavallini School in Upper Saddle River for the public school system. His professional memberships include the American Institute of CPAs and New York State Society of CPAs. Mr. Cohen received his B.A. in 1953 and B.S. in 1956 from Brooklyn College.

Michael T. Adams	40	Director since December 20, 2004

Chief Executive Officer since January 28, 2005

Mr. Adams is Chief Executive Officer. Prior thereto, he was President from August 1, 2003; Executive Vice President and Corporate Secretary from March 1, 1999; and held various officer capacities in the Company’s former subsidiaries since January 1997. Mr. Adams earned his Bachelor of Science degree in Business Administration in 1989, Master of Science degree in Business Administration in 1990 and Juris Doctor Degree in 1995, from Nova Southeastern University, located in Fort Lauderdale, Florida.

Mr. Cohen is our “audit committee financial expert” serving on the Audit Committee, which is composed entirely of independent outside directors.

Executive Officers

A brief summary of our executive officers and their ages as of March 10, 2006 is as follows:

Douglas J. Kramer	42	President and COO since January 28, 2005

Mr. Kramer is President and Chief Operating Officer. Prior thereto, Mr. Kramer was employed by Foam Enterprises, Inc., a wholly-owned subsidiary of the BASF Corporation, which manufactures polyurethane foam systems for the construction and OEM markets. He held various positions at Foam Enterprises during his more than 7 years of employment. Mr. Kramer began in 1997 as western regional sales manager and immediately prior to joining the Company, was vice president of construction products. Mr. Kramer attended and studied Liberal Arts at Penn State University, New Kensington, Pennsylvania from 1982 to 1983 and Austin Community College and University of Texas from 1983 to 1986 in Austin, Texas.

John A. Campbell	40	CFO and Treasurer since February 1, 2006

Mr. Campbell is Chief Financial Officer and Corporate Treasurer. Prior thereto, Mr. Campbell was controller for the Company since September 19, 2005; the chief financial officer of JEMS Geriatric Services, Inc., Sugar Land, Texas, from June 2003 through September 2005; and controller for Sharps Compliance Corporation, a publicly traded Delaware corporation, with an office in Houston, Texas, from May 2001 through June 2003. He earned his Bachelor of Science degree in Accounting from Stephen F. Austin State University, Nacogdoches, Texas in 1989 and Master of Science degree in Business Administration in 2004 from University of Phoenix, Arizona.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Ethics and Conduct applicable to all officers, directors and employees as defined by applicable rules of the SEC and the American Stock Exchange. This Code of Business Ethics and Conduct is publicly available on our website at http://lapollaindustries.com/pdf/codeofethics.pdf. If we make any amendments to this Code of Business Ethics and Conduct other than technical, administrative, or other non-substantive amendments, or grant any waivers from a provision of the code to any of our executive officers, we will disclose on our website the nature of the amendment or waiver, its effective date and to whom it applies.

Item 11.	Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides information about the compensation for our last three calendar years of our CEO, plus our most highly compensated other executive officers as of the end of the 2005 calendar year. This group is referred to in this report as the Named Executive Officers.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)
Michael T. Adams	2005	102,216	—	37,093	—	6,500	—
CEO	2004	90,000	—	17,471	—	6,500	—
	2003	93,375	—	22,213	—	6,500	—

Douglas J. Kramer	2005	282,454	50,000	16,227	—	—	—
President and COO	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

John A. Campbell	2005	18,750	—	—	—	—	—
CFO and Treasurer	2004	—	—	—	—	—	—
(Appointed February 1, 2006)	2003	—	—	—	—	—	—
Former Controller since September 19, 2005

C. David Stearnes	2005	39,375	5,000	4,702	—	—	—
Former CFO and Treasurer	2004	—	—	—	—	—	—
(Resigned January 31, 2006)	2003	—	—	—	—	—	—

_______________________

(1)	These amounts consist of $50,000 as a signing bonus for Mr. Kramer and $5,000 year end bonus for Mr. Stearnes.
(2)
For 2005, the amounts disclosed in this column consist of: (a) an aggregate of 16,000 shares of restricted common stock issued as other compensation and valued in the aggregate at $10,960 to our CEO; and (b) perquisites valued at an aggregate of $47,062, of which $12,600 was for a car allowance for Mr. Adams; $2,780 was attributed to personal use of a Company provided leased vehicle to Mr. Kramer; $3,561, $12,668, and $4,702, was for health and dental insurance for Mr. Adams, Mr. Kramer, and Mr. Stearnes, respectively; $779 was for life insurance coverage for Mr. Kramer; and $9,972 was for moving expenses for Mr. Adams.

(3)	These amounts consist of vested stock options.
(4)	As of December 31, 2005, Mr. Adams held 1,383,376 shares of restricted common stock, respectively, valued at $677,854.

Stock Options, Option Grants, Exercises and Holdings

The following tables show the number of stock options granted and shares covered by both exercisable and non-exercisable stock options for our Named Executive Officers as of December 31, 2005. There were no stock option exercises or any “in-the-money” stock option values to report for any Named Executive Officers in fiscal 2005.

Option Grants in Last Fiscal Year

The following tables summarize the stock option activity for the Named Executive Officers during 2005.

Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees In Fiscal 2005	Exercise or Base Price Per Share	Expiration Date
Michael T. Adams	400,000	13.6%	$ .67	7/11/2011
Douglas J. Kramer	2,000,000	67.8%	$ .67	7/11/2011

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at 12/31/05 (#)		at 12/31/05 ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Adams	—	—	26,000	400,000	—	—
Douglas J. Kramer	—	—	—	2,000,000	—	—

Director Compensation

Each director who is not an employee is reimbursed for actual expenses incurred in attending our Board meetings. We have a non-employee director incentive plan entitled the Director Compensation Plan (“Director Plan”) which provides for the issuance of restricted common stock to non-employee directors for Board service fees and cash to eligible non-employee directors as retention fees. Under the Director Plan, up to 1,600,000 shares of restricted common stock may be issued through periodic automatic grants of restricted stock to non-employee directors only. The Director Plan provides, each non-employee director who is then serving as a member of the Board shall automatically be granted an award consisting of a number of shares of our restricted common stock equal to: 48,000 shares for the Chairman of the Board, who is also a non-employee director; and 12,000 shares for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period), which restricted shares are subject to restrictions on transferability as well as a vesting schedule. In the event a recipient of a restricted stock award ceases to be a director for any reason other than death or total disability, any restricted shares of common stock which are then unvested are subject to forfeiture back to us. Once vested, the shares are no longer restricted from transferability pursuant to the terms of the Director Plan and are no longer subject to forfeiture by us upon termination of director status. The Director Plan is intended to be a nondiscretionary plan for purposes of rules and interpretations of the SEC relating to Section 16 of the Exchange Act.  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on May 28, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognized his personal cost for substantially funding our Company and acting as Chairman of the Board without adequate compensation over a three-year period. This one-time grant vests at the end of each year at the rate of 25% per year. We granted and issued 72,000, 104,767, 96,000, and 1,276,000 shares, vested and released 360,767, 405,786, 400,000, and -0- shares and canceled -0-, 18,214, 12,000, and -0- shares of restricted stock under the Director Plan in 2005, 2004, 2003 and 2002, respectively. We do not consider the shares of restricted common stock granted and issued under the Director Plan as outstanding at the time of grant due to vesting provisions in the Director Plan. The shares of restricted common stock when granted are issued by us with a second restriction and held in our custody until such time that they are earned and vested. Retention fees are paid on a graduated schedule of $4,000, $7,000 and $10,000 per year, based on providing one, two and three or more years of continuous service, respectively, on the Board of Directors. We paid $12,000 in retention fees during 2005, of which $10,000 was to Mr. Gregg and $2,000 was to Mr. Cohen. At December 31, 2005 there were 364,000 shares of restricted common stock granted and issued (but not treated as outstanding) and 69,447 shares eligible for grant under the Director Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In 2005, we entered into long-term employment contracts with our current CEO (Mr. Adams) and President and COO (Mr. Kramer). We also entered into a letter employment agreement with a former CFO (Mr. Stearnes), which was terminated when he resigned on January 31, 2006 (See Other Employment Agreement below).

Long Term Employment Contracts

(a)  On July 25, 2005, the Company entered into an Executive Employment Agreement with its CEO, Michael T. Adams (“Adams Agreement”). Under the terms and conditions of the Adams Agreement, which is effective to January 31, 2009, Mr. Adams is entitled to the compensation and benefits described below: Base Compensation. Annual base salary of $108,750, reviewable annually; (ii) Awards. Awards under equity or other plans or programs that the Company may from time to time, in its discretion, determine to put into effect; (iii) Transaction Bonus. During his employment period and as a long term cash-based incentive bonus, Mr. Adams is entitled to a Transaction Bonus equal to one and one half percent (1½%), upon consummation of a Change in Control, of the “Transaction Value”, which means the aggregate consideration paid in respect of the Transaction, payable in one lump sum concurrent with the consummation of the Transaction; provided he is still employed by the Company; (iv) Termination of Employment. If Mr. Adams’ employment is terminated by the Company without “cause”, he is entitled to (i) an amount equal to six (6) months annual base salary paid in equal monthly installments, (ii) the product of (I) any Awards which he can show that he reasonably would have received had he remained in such executive capacity with the Company through the end of the calendar year or six (6) months after the date of termination, whichever is greater, in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid, (iii) for six (6) months following the date of termination, the Company will continue to provide medical and dental benefits only to Mr. Adams on the same basis as such benefits are provided during such period to the senior executive officers of Company; provided, however, that if Company’s welfare plans do not permit such coverage, Company will provide him the medical benefits (with the same after tax effect) outside of such plans, and (iv) to the extent not theretofore paid or provided, the Company will timely pay or provide to him any other amounts or benefits which he is entitled to receive through the date of termination under any plan, program, policy or practice or contract or agreement, including accrued vacation to the extent unpaid; and (v) Termination Following Change in Control. If the Company or any successor terminates Mr. Adams’ agreement at any time during the employment period following a Change in Control of the Company: (i) he will be entitled to an amount equal to the Salary which would otherwise be payable over the remaining term of his agreement; and (ii) any outstanding Awards (including substituted shares of the acquiring or surviving Company in the case of a merger or acquisition) held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination. A "Change in Control" is defined as an Ownership Change Event or series of related Ownership Change Events (collectively, a "Transaction") in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the Company or, in the case of an Ownership Change Event, the entity to which the assets of the Company were transferred. An "Ownership Change Event" will be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. The sole exception to Change in Control and Ownership Change Event is any Change in Control that may result from the death or incapacity of Richard J. Kurtz wherein his interest is transferred to his heirs only. In such event, no Change in Control or Ownership Change Event will be deemed to have occurred. This agreement superseded that certain agreement entered into between the Company and Mr. Adams, effective February 1, 2005, to serve as CEO, which superseded and replaced his prior agreement entered into on January 1, 2002.

(b)    On July 25, 2005, the Company entered into an Executive Employment Agreement with its President and COO, Douglas J. Kramer (“Kramer Agreement”). Under the terms and conditions of the Kramer Agreement, which is effective to January 31, 2009, Mr. Kramer is entitled to the compensation and benefits described below: (i) Base Compensation. Annual base salary of $300,000, which will automatically increase to $350,000 when, during any calendar year of his Employment Term, he causes the Company to derive $6 Million in sales directly or indirectly by his efforts with a 25% gross profit margin. Gross profit margin is calculated by taking Gross Profit and dividing it by Total Sales Revenue; (ii) Awards. Awards under equity or other plans or programs that the Company may from time to time, in its discretion, determine to put into effect; (iii) Transaction Bonus. During his employment period and as a long term cash-based incentive bonus, Mr. Kramer is entitled to a Transaction Bonus equal to three and one half percent (3½%), upon consummation of a Change in Control, of the “Transaction Value”, which means the aggregate consideration paid in respect of the Transaction, payable in one lump sum concurrent with the consummation of the Transaction; provided he is still employed by the Company; (iv) Termination of Employment. If Mr. Kramer’s employment is terminated by the Company without “cause”, he is entitled to (i) an amount equal to four (4) months annual base salary paid in equal monthly installments, (ii) the product of (I) any Awards which he can show that he reasonably would have received had he remained in such executive capacity with the Company through the end of the calendar year or four (4) months after the date of termination, whichever is greater, in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid, (iii) for four (4) months following the date of termination, the Company will continue to provide medical and dental benefits only to Mr. Kramer on the same basis as such benefits are provided during such period to the senior executive officers of Company; provided, however, that if Company’s welfare plans do not permit such coverage, Company will provide him the medical benefits (with the same after tax effect) outside of such plans, and (iv) to the extent not theretofore paid or provided, the Company will timely pay or provide to him any other amounts or benefits which he is entitled to receive through the date of termination under any plan, program, policy or practice or contract or agreement, including accrued vacation to the extent unpaid; and (v) Termination Following Change in Control. If the Company or any successor terminates Mr. Kramer’s agreement at any time during the employment period following a Change in Control of the Company: (i) he will be entitled to an amount equal to the Salary which would otherwise be payable over the remaining term of his agreement; and (ii) any outstanding Awards (including substituted shares of the acquiring or surviving Company in the case of a merger or acquisition) held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination. This agreement superseded that certain agreement entered into between the Company and Mr. Kramer, effective January 28, 2005, to serve as President and COO.

Other Employment Agreement

We entered into a Letter Employment Agreement, effective September 30, 2005, with a former CFO, C. David Stearnes (“Stearnes Agreement”). Under the terms and conditions of the Stearnes Agreement, we agreed to the following compensation: (a) an annual base salary of $105,000, reviewable annually; (b) health and dental insurance coverage for his and his family; (c) two weeks vacation per year; and (d) a $5,000 cash bonus on December 31, 2005. Mr. Stearnes resigned on January 31, 2006, therefore, terminating his agreement with the Company.

Subsequent Events

We entered into a Letter Employment Agreement, effective February 1, 2006, with our current CFO, John A. Campbell (“Campbell Agreement”). Under the terms and conditions of the Campbell Agreement, we agreed to the following compensation: (i) Annual Base Salary. Annual base salary of $80,000, reviewable monthly for ninety days and annually thereafter. Annual Base Salary to automatically increase by $10,000 if Mr. Campbell obtains his CPA license by his one year anniversary date; Insurance. Health and dental insurance coverage for Mr. Campbell and his immediate family; (iii) Vacation. Two weeks vacation per year; (iv) Bonus. Entitled to a $5,000 cash bonus on December 31, 2006 and eligible for year end bonus consideration as and if bonuses are paid to other executives thereafter; (v) Termination for Cause. We may terminate his employment for “Cause,” at any time, for any of the following reasons: (i) commission of any act of fraud, embezzlement or dishonesty, (ii) unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company’s Code of Business Ethics and Conduct which has a materially adverse effect upon our business or reputation, (iv) continued failure to perform the major duties, functions and responsibilities of your position after written notice from us identifying the deficiencies in your performance and a reasonable cure period of not less than thirty (30) days or (v) a material breach of your fiduciary duties as our employee.

Compensation Committee Interlocks and Insider Participation

There are no members of the Compensation Committee who were officers or employees of the Company or any of our former subsidiaries during fiscal 2005, or were formerly officers of the Company, or had any relationship otherwise requiring disclosure hereunder.

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

Our executive compensation arrangements during 2005 were designed to attract, motivate, and retain the executive talent needed to optimize stockholder value in a competitive environment. Based on exiting from our mainstay RSM Products in 2004, the compensation arrangements entered into between the CEO and other executive officers attracted during 2005 were based upon the view that we were starting over and in a start-up mode. The Compensation Committee was primarily concerned with increasing stockholder value by achieving specific financial goals (e.g. increasing sales and focusing on gross margin) and formulating strategic objectives. It was crucial that we be assured of attracting, retaining and rewarding top caliber executives who are essential to the attainment of our ambitious, long-term goals. In designing and administering the executive compensation programs, we attempt to strike an appropriate balance between levels of base compensation that are competitive, annual incentive compensation that varies in a consistent manner with our achievement of individual objectives and financial performance objectives, and long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals, each of which is discussed in greater detail below.

Base Salary. Base salaries for the CEO, President and COO and other executive officers retained and hired during 2005 were based on individual negotiations and general competitive hiring practices. Base salaries for the CEO and other executive officers were established considering a number of factors, including the Company considering itself as a start-up company, prior business experience, and expected individual performance and contributions to the Company's long term success. We entered into an executive employment contract with our CEO on July 25, 2005, whose base salary is $108,750 and reviewable annually. In addition, we entered into an executive employment agreement with our President and COO, with a beginning base salary of $300,000, which automatically increased to $350,000 when, during 2005, he caused the Company to derive $6 Million in sales directly or indirectly by his efforts with a 25% gross profit margin. On September 30, 2005, we entered into a letter employment agreement, with a former CFO, whose salary was $105,000. The Compensation Committee is developing a salary increase program designed to reward individual performance consistent with our overall financial performance in the context of competitive practice. Annual performance reviews and formal merit increase guidelines will determine individual salary increases.

Other Compensation. Other Compensation for our CEO was in the form of restricted common stock and based on the winding down of a prior superseded executive employment agreement which was entered into at the beginning of 2002. We issued 16,000 shares of restricted common stock as other compensation to our CEO under this prior agreement valued in the aggregate at $10,960.

Awards. The executive employment agreements entered into with our CEO and President and COO included a provision for the granting of Awards by the Company. Awards for the CEO and President and COO granted during 2005 were based on individual negotiations and established considering a number of factors, including the Company considering itself as a start-up company, prior business experience, and expected individual performance and contributions to the Company's long term success. Our CEO and President and COO were granted 400,000 and 2,000,000 stock options pursuant to the Equity Incentive Plan during 2005. The stock option grants were designed with short term and long term aspects. The short term aspects involve vesting of a certain number of options based on meeting certain sales goal thresholds while the long term aspects involve restricting exercisability notwithstanding the vesting according to a descending four year timeframe. Based on the sales growth for the 2005 year, our CEO and President and COO met the first criteria for the $12 Million and $18 Million increments, however, neither met the gross margin criteria. Notwithstanding the fact that the gross margin was not met, the Compensation Committee considered a variety of other factors, which is permitted in its sole discretion as administrator of the Equity Incentive Plan and in the stock option agreements with the CEO and President and COO, to vest the first increment of 80,000 options for the CEO and 480,000 options for the President and COO. These factors included a substantial increase in sales from $2.5 Million in 2004 to $20 Million in 2005, gross margin from 18.4% in 2004 to 19.8% in 2005, decrease in net loss from $5,768,508 in 2004 to $1,524,825 in 2005, and the Company being in a start up mode for most of the 2005 year.

Bonus. Bonuses for the CEO and other executive officers retained and hired during 2005 were based on individual negotiations and general competitive hiring practices and individual contributions. We paid our President and COO a $50,000 signing bonus as part of his agreement to join us. A former CFO received his agreed upon year end bonus of $5,000 at year end 2005.

Committee Activities

The Committee held four meetings in 2005 as well as many interim discussions. The following summarizes the Committee's major activities in 2005:

•	Reviewed overall compensation strategies in light of the start up mode of the Company.
•	Approved executive employment agreements with the CEO and President and COO and other current and former executive officers.
•	Established the Equity Incentive Plan which replaced and superseded the Key Employee Stock Option Plan.
•	Granted stock options to CEO and President and COO and other former executive officers with short term and long term aspects.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Mr. Gilbert M. Cohen

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2000 and ending December 31, 2005. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much of our common stock is owned as of March 21, 2006 by each person known to own 5% or more of our common stock, each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Beneficially Owned of Class (1)	Amount and Nature of Rights To Acquire Beneficial Ownership (2)	Total Amount Beneficially Owned Including Rights To Acquire Beneficial Ownership	Percent Beneficially Owned including Rights To Acquire Beneficial Ownership of Class (3)
Directors:
Richard J. Kurtz, Chairman of the Board	33,451,548	62.8%	—	33,451,548	62.1%
Duck Pond Road, Alpine, New Jersey 07620

Lt. Gen. Arthur J. Gregg, US Army (Ret) (4)	38,500	*	—	38,500	*
Gilbert M. Cohen (4)	13,297	*	—	13,297	*
Michael T. Adams (5)	1,383,376	2.7%	106,000	1,489,376	2.7%

Other Named Executive Officers:
Douglas J. Kramer	—	—	480,000	480,000	*
John A. Campbell (Appointed February 1, 2006)	—	—	—	—	—
C. David Stearnes (Resigned January 31, 2006)	—	—	—	—	—

All directors and current, and a former, executive officers, listed above as a group	34,886,721	65.5%	586,000	35,472,721	65.9%

*	Less than 1%
(1)	Based on 53,210,251 shares outstanding on March 21, 2006.
(2)
Represents common stock which the person has the right to acquire within 60 days after March 21, 2006. For current and former executive officers, these shares may be acquired by continued employment and upon the exercise of vested stock options. For Mr. Adams, 4,000 shares of restricted common stock will be issued at the end of the first quarter of 2005 as other compensation, while 19,500 shares may be acquired upon the exercise of vested stock options; and Mr. Dolnick and Mr. Barbar, 3,180 shares and 10,000 shares, respectively, may be acquired upon the exercise of vested stock options.

(3)	Based on 53,796,251 shares deemed outstanding as of March 21, 2006 (Includes those shares in the “Amount and Nature of Rights to Acquire Beneficial Ownership” column).
(4)	These shares are held in each director’s name with a certain amount jointly with spouse.
(5)	Mr. Adams is also our CEO.

Item 13.	Certain Relationships and Related Transactions

1.  During 2005, a total of 360,767 shares of restricted common stock vested and were earned by directors pursuant to the Director Plan, of which:

 (a)  292,000 shares that were issued to our Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. We did not consider this portion of the shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares by us as of May 28, 2002. The value ascribed to these shares on May 28, 2005 was $277,400. There are 292,000 shares remaining of the 1,168,000 shares issued which are in our custody until they are earned and vested.

 (b)  60,000 shares that were automatically granted and issued to directors on June 22, 2004, upon their reelection at the shareholders meeting held on June 29, 2005, vested. We did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares at the time they were granted. These transactions were valued and recorded at $54,000; and

 (c)  8,767 shares that were automatically granted and issued to a new director upon appointment on November 12, 2004, upon their reelection at the shareholders meeting held on June 29, 2005, vested. We did not consider these shares issued and outstanding due to a vesting provision and as such no value was ascribed to these shares at the time they were granted. These transactions were valued and recorded at $7,890.

2.  On January 4, 2005, we issued 18,181,818 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $6,000,000 of indebtedness represented by term loans bearing interest at 9% per annum, which were advanced to us during the period commencing with the fourth quarter of 2003 to date. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the American Stock Exchange on January 4, 2005 or $ .33 per share.

3.  On January 25, 2005, we entered into a Stock Purchase Agreement with LaPolla Industries, Inc., an Arizona corporation and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein we agreed to pay $2 Million in cash and issue thirty four shares of our restricted common stock in exchange for all of the issued and outstanding shares of capital stock of the LaPolla Subsidiary with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. The LaPolla Subsidiary, formerly a privately-held company, is located in Tempe, Arizona, and had 10 employees. Our Chairman of the Board and majority shareholder advanced $2 Million in cash to finance the transaction for us. The $2 Million advance was made in the form of a demand loan bearing interest at 6% per annum.

4.  On January 28, 2005, Douglas J. Kramer joined us as President and COO pursuant to an Executive Employment Agreement. Under the terms and conditions of the agreement, Mr. Kramer agreed to work for us until January 31, 2007 with an automatic two (2) year extension. This agreement was superseded - See Item 9 below.

5.  On February 1, 2005, we entered into an Executive Employment Agreement with Michael T. Adams, our CEO. Under the terms and conditions of the agreement, Mr. Adams agreed to work for us until January 31, 2009. This agreement was superseded - See Item 8 below.

6.  On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting the Company access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company. The Company used $1,693,211 as of December 31, 2005. The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”), and has a maturity date of June 1, 2006. On March 24, 2006, the Company and the Chairman of the Board amended the Promissory Note dated June 2, 2005 increasing the amount of funds available by $500,000 for a total amount of $2,500,000, which may be drawn against from time to time for the operations of the Company and extending the maturity date to January 1, 2008.

7.  On July 12, 2005, the Company granted an aggregate of 2,400,000 options under the Equity Incentive Plan, of which 400,000 were granted to Mr. Adams and 2,000,000 to Mr. Kramer, which vest after each respective officer meets certain Sales Goal Thresholds and Gross Profit Margins. The Options, when vested, become exercisable pursuant to a formula. Each of the Options has a term of six (6) years from the Grant Date. The exercise price for these Options is $.67, which represents the fair market value of the Company’s common stock as traded on the American Stock Exchange on the Grant Date.

8.  On July 25, 2005, the Company entered into a new Executive Employment Agreement with its CEO, Mr. Adams (“Adams Agreement”). Under the terms and conditions of the Adams Agreement, which is effective until January 31, 2009, Mr. Adams is entitled to: (i) Annual Salary of $108,750, reviewable annually; (ii) Awards under equity or other plans or programs that the Company may from time to time, in its discretion, determine to put into effect; and (iii) Transaction Bonus equal to one and one half percent (1½%), upon consummation of a Change in Control, of the “Transaction Value”, provided he is still employed by the Company. See Item 11 - Executive Compensation, Long Term Employment Contracts, paragraph (a), for more information.

9.  On July 25, 2005, the Company entered into a new Executive Employment Agreement with its President and CEO, Mr. Kramer (“Kramer Agreement”). Under the terms and conditions of the Kramer Agreement, which is effective until January 31, 2009, Mr. Kramer is entitled to: (i) Annual Salary of $300,000, which will automatically increase to $350,000 when, during any calendar year of his Employment Term, he causes the Company to derive $6 Million in sales directly or indirectly by his efforts with a 25% gross profit margin; (ii) Awards under equity or other plans or programs that the Company may from time to time, in its discretion, determine to put into effect; and (iii) Transaction Bonus equal to three and one half percent (3½%), upon consummation of a Change in Control, of the “Transaction Value”, provided he is still employed by the Company. See Item 11 - Executive Compensation, Long Term Employment Contracts, paragraph (), for more information.

10.      The Chairman of the Board advanced monies in the form of short term loans bearing interest at 6% per annum for the 2005 year amounting to $4,302,500. See also Item 11 below.

11.      On December 14, 2005, we issued 2,637,265 shares of restricted common stock to our Chairman of the Board, in exchange for his cancellation of $1,503,241 of indebtedness represented by term loans bearing interest at 6% per annum, which were advanced to us during the 2005 year for working capital and other corporate purposes. The price per share used to determine the number of shares of restricted common stock for this transaction was 110% of the closing price of our common stock as traded on the American Stock Exchange on December 14, 2005 or $ .57 per share.

12.      On February 1, 2006, the Company entered into a letter employment agreement with its CFO, John A. Campbell (“Campbell Agreement”). Under the terms and conditions of the Campbell Agreement, Mr. Campbell is entitled to: (i) Annual Base Salary. Annual base salary of $80,000, reviewable monthly for ninety days and annually thereafter. See Item 11 - Executive Compensation, Subsequent Events, for more information.

13.      On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, which bears interest at six percent 6% per annum, with principal to be paid on December 31, 2007; provided, however, that if the Company subsequent to the date hereof but prior to December 31, 2007 raises private debt or equity financing yielding gross proceeds of not less than $7,000,000, then the unpaid principal balance will become due and payable. The Promissory Note memorialized the removal of the demand aspect of the $3,000,000 indebtedness owed by the Company to the Chairman of the Board for working capital advanced to the Company during the 2005 year bearing interest at six percent (6%) per annum and established a repayment date and condition of prepayment in the event the Company achieves a financing.

14.       On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide up to $1,500,000 for working capital to facilitate growth and expansion of the Company. The funding will take the form of a demand loan bearing six percent (6%) interest per annum.

Item 14.	Principal Accountant Fees and Services

Baum & Company, P.A., our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2005. The Audit Committee of the Board of Directors selects the independent registered public accounting firm.

Auditor Fees

During the years ended December 31, 2005 and 2004, we retained our independent registered public accounting firm, Baum & Company, P.A., to provide services in the following categories and amounts:

Fee Category	2005	2004
Audit Fees (1)	$127,289	$45,500
Audit-Related Fees (2)	24,252	853
Tax Fees	—	—
All Other Fees	—	—
Total	$151,541	$46,353

(1)
Represents the aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, internal control evaluations, and audit of our former LaPolla Subsidiary.

(2)	Represents the aggregate fees billed to us for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

Index to Consolidated Financial Statements	(i)
Report of Management	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	F-3
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2005	F-4
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2005	F-5
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7
Selected Quarterly Financial Data (Unaudited)	F-20

(a) 2.	Financial Statement Schedules:

The following additional information should be read in conjunction with the consolidated financial statements under Item 15(a)1 of Part IV of this amended report:

Report of Independent Registered Public Accounting Firm on Schedule	19
Consolidated Schedule for the Years Ended December 31, 2005, 2004 and 2003:

Schedule Number
Valuation and Qualifying Accounts	20

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(a) 3.	Exhibits:

See Index of Exhibits below.

(b)	Item 601 Exhibits:

Reference is hereby made to the Index of Exhibits under Item 15(a)3 of Part IV of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, CEO

Michael T. Adams
Chief Executive Officer

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ John A. Campbell, CFO

John A. Campbell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz

Richard J. Kurtz
Chairman of the Board

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg

Arthur J. Gregg
Director

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Gilbert M. Cohen

Gilbert M. Cohen
Director

Date:	March 31, 2006	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams

Michael T. Adams
Director

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

On March 28, 2006, we reported on the consolidated balance sheets of LaPolla Industries, Inc. at December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements and our report thereon are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this amended Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ Baum & Company, P.A.

Coral Springs, Florida
March 28, 2006

SCHEDULE II
CONSOLIDATED

LAPOLLA INDUSTRIES, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004, and 2003

		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Classification	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$12,821	$53,771	$—	$—		$66,592
Deferred Tax Assets Valuation Allowance (2) (3)	—	—	9,806,482	(1,140,172)		8,666,310
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$12,028	$793	$—	$—		$12,821
Year Ended December 31, 2003
Allowance for Doubtful Accounts	$12,330	$(63)	$—	$(239	)(1)	$12,028

Notes:
(1)	Includes write-offs of uncollectible accounts.
(2)	Includes financial data for current operations only.
(3)	Financial data for discontinued operations for 2005 includes a beginning balance of $-0-, $4,889,917 charged to other accounts, $44,870 deductions, and ending balance of $4,845,047.

INDEX OF EXHIBITS

Exhibit No.	Description
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

3.3
Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2000 as filed with the State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 3(i) to Form 10-KSB for the year ended December 31, 2000, filed March 30, 2001).

3.4
Certificate of Amendment of Restated Certificate of Incorporation dated May 28, 2002 as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002 filed August 19, 2002).

3.5
Certificate of Amendment of Restated Certificate of Incorporation dated December 30, 2004 as filed with the State of Delaware December 30, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K for the year ended December 31, 2004, filed March 30, 2005).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated November 8, 2005 filed in Delaware on November 8, 2005.
3.7	Proforma Restated Certificate of Incorporation, as amended, and currently in effect.
3.7	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-KSB for the year ended December 31, 2000,, filed March 30, 2001).
3.8	Amendments to By-laws (incorporated by reference to Item 5. to Form 10-Q for the quarter ended September 30, 2001 filed November 14, 2001).
3.9	By-laws, as amended July 31, 2003 (incorporated by reference to Exhibit 3(ii) to Form 10-Q for June 30, 2003, filed August 14, 2003).
3.10	Amendments to Bylaws (incorporated by reference to Exhibit 3(ii) to Form 8-K dated January 25, 2005, filed February 3, 2005).
3.11	Bylaws, as amended January 28, 2005, and currently in effect, of the Company.
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
10.2
Amendment to Securities Purchase Agreement dated September 30, 2001 between the Company and Richard J. Kurtz dated January 4, 2002 (incorporated by reference to Exhibit 10.1.1 to Form 8-K date December 31, 2001 filed January 31, 2002).

10.3	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001 filed January 31, 2002).
10.4
Series C Preferred Stock Option Agreement dated January 8, 2002 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 8, 2002, filed January 31, 2002).

10.5
Series C Preferred Stock Option Agreement dated March 21, 2003 between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003).

10.6	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.7	Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for December 31, 2004, filed March 30, 2005).
10.8	Amendment to Director Compensation Plan (incorporated by reference Exhibit 10.10 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.9	Director Compensation Plan, as amended (incorporated by reference Exhibit 10.11 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.10
Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002).

10.11
Executive Employment Agreement, effective January 28, 2005, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2005, filed February 3, 2005).

10.12
Executive Employment Agreement, effective February 1, 2005, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 1, 2005, filed February 10, 2005).

10.13
Stock Purchase Agreement entered into as of January 25, 2005, by Company, LaPolla Industries, Inc., and Billi Jo Hagan, as Trustee of the Billi Jo Hagan Trust, dated October 6, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 11, 2005, filed February 17, 2005).

10.14
Amendment to Stock Purchase Agreement and Closing Statement entered into as of February 11, 2005, by and among the Company, LaPolla Industries, Inc., and Billi Jo Hagan, as Trustee of the Billi Jo Hagan Trust, dated October 6, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 11, 2005, filed February 17, 2005).

10.15	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.16	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.17	Amendment to Option Agreement dated July 28, 2005 between the Company and Michael T. Adams (incorporated by reference Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.18	Amendment to Option Agreement dated July 28, 2005 between the Company and Douglas J. Kramer (incorporated by reference Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.19	Termination Agreement dated July 25, 2005 between the Company and Michael T. Adams (incorporated by reference Exhibit 10.5 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Termination Agreement dated July 25, 2005 between the Company and Douglas J. Kramer (incorporated by reference Exhibit 10.6 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.21	Executive Employment Agreement dated July 25, 2005 between the Company and Michael T. Adams (incorporated by reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.22	Executive Employment Agreement dated July 25, 2005 between the Company and Douglas J. Kramer (incorporated by reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.23
Employment Agreement, effective September 1, 2005, by and between C. David Stearnes and the Company (incorporated by reference Exhibit 10.1 to Form 8-K dated September 1, 2005, filed September 9, 2005).

10.24	Employment Letter dated February 1, 2006 by and between John G. Campbell and the Company (incorporated by reference Exhibit 10.1 to Form 8-K dated February 1, 2006, filed February 2, 2006).
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

2005 Annual Audit

LaPolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

http://www.lapollaindustries.com

LAPOLLA INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF MANAGEMENT	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS
F-3
Years Ended December 31, 2005 and 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004, and 2003	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

(i)

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

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by internal audits and appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Ethics and Conduct adopted by the Board of Directors, applicable to all directors, officers and employees of the Company. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

The independent registered public accounting firm, BAUM & COMPANY, P.A., was recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2005, 2004 and 2003 consolidated financial statements of LaPolla Industries, Inc. and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent registered public accounting firm, based upon its audits of the consolidated financial statements, is presented on Page F-2 of this report.

March 28, 2006

/s/ Michael T. Adams, CEO

Michael T. Adams
Chief Executive Officer

/s/ John A. Campbell, CFO

John A. Campbell
Chief Financial Officer

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

We have audited the accompanying consolidated balance sheets of LaPolla Industries, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaPolla Industries, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 28, 2006

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
Assets

Current Assets:
Cash	$400,621	$24,465
Trade Receivables, Net (Note 2)	4,209,931	691,926
Inventories (Note 3)	1,393,603	267,995
Prepaid Expenses and Other Current Assets	295,557	41,053
Deferred Income Taxes, Net (Note 4)	1,140,172	—
Current Portion of Assets of Discontinued Operations (Note 5)	—	438
Total Current Assets	7,439,884	1,025,877

Property, Plant and Equipment, Net (Note 6)	907,574	287,784

Other Assets:
Goodwill (Note 8)	1,951,000	774,000
Other Intangible Assets, Net (Note 8)	188,476	—
Deposits and Other Non-Current Assets	148,107	56,471
Non Current Portion of Assets of Discontinued Operations (Note 5)	—	—
Total Other Assets	2,287,583	830,471

Total Assets	$10,635,041	$2,144,132

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable (Note 9)	$4,074,946	$1,126,847
Accrued Expenses and Other Current Liabilities (Note 9)	1,019,071	471,008
Line of Credit (Note 10)	21,816	219,152
Loans Payable - Related Party (Note 11)	3,000,000	5,670,000
Note Payable - Other (Note 12)	1,693,211	—
Current Portion of Long-Term Capital Lease	2,523	2,184
Current Portion of Long-Term Debt (Note 13)	76,020	22,398
Current Portion of Liabilities from Discontinued Operations (Note 5)	699,345	1,220,485
Total Current Liabilities	10,586,932	8,732,074

Other Liabilities:
Non Current Portion of Long-Term Capital Lease	231	2,959
Non Current Portion of Long-Term Debt (Note 13)	218,186	11,284
Non Current Portion of Liabilities from Discontinued Operations (Note 5)	140,641	525,000
Reserve for Litigation (Note 15)	175,378	15,000
Total Other Liabilities	534,436	554,243

Total Liabilities	11,121,368	9,286,317

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding for 2005 and 2004, respectively	55,035	55,035
Series B Convertible, 500,000 Shares Authorized; -0- Issued and Outstanding for 2005 and 2004, respectively	—	—
Series C Convertible, 750,000 Shares Authorized; -0- Issued and Outstanding for 2005 and 2004, respectively	—	—
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,210,251 and 32,014,369 Issued and
Outstanding for 2005 and 2004, respectively	532,103	320,144
Additional Paid-In Capital	61,594,114	53,625,390
Accumulated (Deficit)	(62,667,579)	(61,142,754)
Total Stockholders' Equity (Deficit)	(486,327)	(7,142,185)

Total Liabilities and Stockholders' Equity (Deficit)	$10,635,041	$2,144,132

See accompanying notes to consolidated financial statements

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Sales	$20,179,263	$2,564,163	$2,405,539

Cost of Sales	16,183,464	2,091,931	1,900,775

Gross Profit	3,995,799	472,232	504,764

Operating Expenses:
Selling, General and Administrative	5,720,722	1,980,170	3,087,915
Professional Fees	493,149	417,689	672,218
Depreciation and Amortization	103,310	83,002	47,962
Consulting Fees	182,026	226,634	137,581
Interest Expense	78,411	85,004	121,346
Interest Expense - Related Party	237,760	306,908	—
Other (Income) Expense	(22,611)	—	—
Impairment of Assets	—	—	837,011
Loss on Disposal of Property, Plant and Equipment	—	—	116,462
Total Operating Expenses	6,792,767	3,099,407	5,020,495

Operating (Loss) Before Income Taxes	(2,796,968)	(2,627,175)	(4,515,731)

Income Tax Benefit—Deferred-Current	818,353	—	—

Income Tax Benefit—Deferred	321,819	—	—

Operating (Loss)	(1,656,796)	(2,627,175)	(4,515,731)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit-Deferred	131,971	(3,141,333)	(6,668,245)

Net (Loss)	$(1,524,825)	$(5,768,508)	$(11,183,976)
Plus: Dividends on Preferred Stock	—	—	(498,001)
Net (Loss) Available to Common Stockholders	(1,524,825)	(5,768,508)	(11,681,977)

Net (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.032)	$(0.091)	$(0.328)
Discontinued Operations	0.002	(0.108)	(0.436)
Net (Loss) Per Share	$(0.030)	$(0.199)	$(0.764)

Weighted Average Shares Outstanding	50,538,175	28,866,604	15,264,815

See accompanying notes to consolidated financial statements

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts
	Series A	Series B	Series C	Par Value
As of the Year Ended	Shares	Shares	Shares	$1.00
December 31, 2002	62,500	500,000	414,781	$969,816

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	264,614	264,614
Conversion of Preferred Stock to Common Stock	—	(500,000)	(6,250)	(506,250)
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2003	62,500	—	673,145	$728,180

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(673,145)	(673,145)
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2004	62,500	—	—	$55,035

Issuance of Common Stock	—	—	—	—
Share-Based Compensation Expense	—	—	—	—
Net (Loss)	—	—	—	—

December 31, 2005	62,500	—	—	$55,035

	Common Stock Amounts		Additional	Accumulated
As of the Year Ended	Shares	Par Value $.01	Paid-In Capital	(Deficit)	Total
December 31, 2002	14,071,254	$140,713	$44,696,841	$(43,692,269)	$2,115,101

Issuance of Common Stock	1,593,996	15,940	1,891,787	—	1,907,727
Issuance of Preferred Stock	—	—	5,027,666	—	5,292,280
Conversion of Preferred Stock to Common Stock	793,125	7,931	498,319	—	—
Net (Loss)	—	—	—	(11,183,976)	(11,183,976)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	(214)	(498,001)	(498,215)
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—	—

December 31, 2003	16,458,375	$164,584	$52,114,399	$(55,374,246)	$(2,367,083)

Issuance of Common Stock	630,786	6,308	340,453	—	346,761
Issuance of Preferred Stock	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	12,375,024	123,750	549,395	—	—
Net (Loss)	—	—	—	(5,768,508)	(5,768,508)
Preferred Stock Accrued Dividends and Other Adjustments	(327,530)	(3,275)	(127,063)	—	(130,338)
Payment of Preferred Stock Dividends with Common Stock	2,877,714	28,777	748,206	—	776,983

December 31, 2004	32,014,369	$320,144	$53,625,390	$(61,142,754)	$(7,142,185)

Issuance of Common Stock	21,195,882	211,959	7,641,555	—	7,853,514
Share-Based Compensation Expense	—	—	327,169	—	327,169
Net (Loss)	—	—	—	(1,524,825)	(1,524,825)

December 31, 2005	53,210,251	$532,103	$61,594,114	$(62,667,579)	$(486,327)

See accompanying notes to consolidated financial statements

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(1,656,796)	$(2,648,316)	$(4,493,959)
Discontinued Operations	131,971	(3,141,333)	(6,668,245)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	158,532	83,002	47,962
Provision for Losses on Accounts Receivable	53,771	793	(302)
Deferred Income Taxes	(1,140,172)	—	—
Impairment of Goodwill	—	—	837,011
Loss on Disposition of Property, Plant and Equipment	—	—	116,462
Stock Based Operating Expenses:
Other Compensation	338,129	10,174	42,094
Board of Director Fees	339,290	254,144	174,000
Interest	200,741	—	65,913
Legal Fees and Settlements	—	13,500	—
Consultant Fees and Other Services	—	62,000	—
Changes in Assets and Liabilities, Net of Effects from Purchase of LaPolla Subsidiary:
Trade Receivables	(2,059,564)	(126,847)	(240,096)
Inventories	(814,037)	(105,177)	(12,682)
Prepaid Expenses and Other Current Assets	(249,003)	(26,490)	51,360
Deposits and Other Non Current Assets	(82,573)	(9,716)	(41,414)
Accounts Payable	1,779,945	(73,720)	44,080
Accrued Expenses and Other Current Liabilities	711,689	(496,774)	657,142
Other Liabilities	317,807	—	—
Reserve for Litigation	160,378	15,000	—
Net Operating Activities of Discontinued Operations	(905,060)	876,765	2,463,981
Net Cash Provided by (Used in) Operating Activities	(2,714,952)	(5,312,995)	(6,956,693)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(713,847)	(184,745)	—
Payment for Purchase of LaPolla Subsidiary, Net of Cash Acquired	(1,933,748)	—	—
Net Investing Activities of Discontinued Operations	—	2,100	(102,886)
Net Cash Provided by (Used in) Investing Activities	$(2,647,595)	$(182,645)	$(102,886)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—	$350,000
Proceeds from Line of Credit	—	17,124	1,051,307
Payments on Line of Credit	(197,336)	(95,101)	(997,419)
Proceeds from Loans Payable - Related Party	4,302,500	5,610,000	6,610,000
Proceeds from Note Payable - Other	1,693,211	—	—
Principal Repayments on Long Term Debt	(57,283)	(5,402)	—
Principal Payments under Capital Lease Obligation	(2,389)	(2,194)	—
Net Financing Activities of Discontinued Operations	—	(39,707)	37,065
Net Cash Provided by (Used in) Financing Activities	5,738,703	5,484,720	7,050,953

Net Increase (Decrease) In Cash	376,156	(10,920)	(8,626)
Cash at Beginning of Year	24,465	35,385	44,011
Cash at End of Year	$400,621	$24,465	$35,385

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$-0-	$-0-	$-0-
Cash Payments for Interest	$78,411	$89,024	$51,764

Supplemental Schedule of Non Cash Investing and Financing Activities:

Property, Plant and Equipment acquired via a Capital Lease Obligation	—	7,200	—
Property, Plant and Equipment acquired via Issuance of Long Term Debt	317,807	35,123	—
Grant Date Fair Value Recognized for Share-Based Payment Arrangements	327,169	—	—
Common Stock issued in connection with Purchase of LaPolla Subsidiary	22	—	—
Common Stock Issued for Operating Expenses	350,250	339,818	282,007
Common Stock Issued upon Conversion of Preferred Stock	—	673,145	506,250
Common Stock Issued upon Cancellation of Indebtedness	7,217,375	—	6,550,000
Common Stock Issued as Payment for Accrued Preferred Stock Dividends	—	776,983	—

See accompanying notes to consolidated financial statements

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies.

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

Organization

The Company was incorporated in the state of Delaware on October 20, 1989 and underwent a variety of operations to date. For current operations, the Company, under its corporate name at the time of Urecoats Industries, Inc., acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives (“Infiniti Products”) in the Southeastern United States. On February 8, 2002, the name of Infiniti Paint Co., Inc. was changed to Infiniti Products, Inc. to eliminate the limiting public perception about the business only being related to paints (“Infiniti Subsidiary”). On December 20, 2004, the Company changed its name from Urecoats Industries, Inc. to IFT Corporation to keep pace with the activities of its Infiniti Subsidiary at the time. During the latter part of 2004, the Infiniti Subsidiary built and began operating a manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems (“LaPolla Products”) in the Southwestern United States. On April 1, 2005, the Infiniti Subsidiary merged with and into the LaPolla Subsidiary whereas the existence of the Infiniti Subsidiary ceased. On October 1, 2005, the LaPolla Subsidiary merged with and into the Company, under its former name of IFT Corporation, whereas the existence of the LaPolla Subsidiary ceased. On November 8, 2005, the Company changed its name to LaPolla Industries, Inc. For discontinued operations, the Company, on November 5, 2004, discontinued the operations of its RSM Technologies, Inc. (f/k/a Urecoats Manufacturing, Inc.) subsidiary, a Florida corporation established in June 2001 to manufacture, market, and sell the former RSM Products (“RSM Subsidiary”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and those of its discontinued wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist of contractors, distributors, and retail outlets. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral to secure trade receivables.

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

Cash and Cash Equivalents

The Company considers cash deposited with financial institutions and marketable securities with a maturity of three months or less at the date of acquisition to be cash and cash equivalents.

Inventories

Cost is determined by the first-in, first-out (FIFO) method using a perpetual inventory system. Inventories are valued at the lower of cost or market (replacement cost), which does not exceed net realizable value.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. The useful lives for additions and betterments range from three (3) years to five (5) years. Accelerated depreciation methods are generally used for income tax purposes. All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.	Summary of Significant Accounting Policies - continued.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Statement of Financial Accounting Standards no. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, unless these lives are determined to be indefinite. The Company considers estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (5 to 25 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. The Company’s sales channels include direct sales, distributors, independent representatives and retail outlets. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are classified as sales. Costs incurred for shipping and handling are classified as cost of sales.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment”. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting and measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value. Restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the grant date. No compensation expense was recognized for stock-based incentive compensation plans other than for the restricted stock granted under the Director Compensation Plan and executive employment agreements (when earned and vested) prior to adoption of SFAS 123R.

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

Cost of Sales and Selling, General and Administrative Costs

The Cost of Sales line item includes all those costs directly associated with the manufacturing of the finished goods for sale and the costs associated with purchasing finished goods for resale, the cost of raw and other materials to make the finished goods, payroll costs associated with manufacturing the finished goods, inbound freight and sales tax expense incurred when receiving materials or finished goods into warehouses, product containers, labels, and other miscellaneous items that are indirectly used in the manufacturing, packaging, and shipping (outbound freight) of finished goods, including inspection, internal transfer and any other costs related to our distribution network, as well as depreciation of machinery, warehousing costs, and an allocated portion of overhead. The Selling, General and Administrative line item includes selling, advertising, marketing, customer service, and technical support, as well as the costs of providing corporate functional support for all other areas of our business.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.	Summary of Significant Accounting Policies - continued.

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $190,342, $32,750 and $154,006 in 2005, 2004 and 2003, respectively.

Product Warranties

The Company began accruing for product warranties at the beginning of the fourth quarter of 2005. The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2005, the reserve for product warranties was $9,109. Charges against income for product warranties in 2005 totaled $-0-. Cash outlays related to product warranties were $-0-, $9,055 and $128 in 2005, 2004 and 2003, respectively.

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

New Accounting Standards Not Yet Adopted

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2.	Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2005	2004
Trade Receivables	$4,276,522	$704,747
Less: Allowance for Doubtful Accounts	(66,591)	(12,821)
Trade Receivables, Net	$4,209,931	$691,926

Note 3.	Inventories.

The following is a summary of inventories for the years ending December 31:

	2005	2004
Raw Materials	$591,398	$65,920
Finished Goods	802,205	202,074
Total	$1,393,603	$267,994

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 4.	Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for Federal income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2005 are as follows:

2005
Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$29,232,642
Temporary Differences:
Difference between Book and Tax Assets	—
Nondeductible Accruals	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	$28,842,594
Statutory Tax Rate	34%
Total Deferred Tax Assets	9,806,482
Valuation Allowance for Deferred Tax Assets	(8,666,310)
Net Deferred Taxes	$1,140,172

Management believes that the realization of a certain portion of the future tax benefits for net operating loss carry-forwards in the table above are “more likely than not” and, after deducting a valuation allowance, has provided an amount equal to the portion of deferred tax assets it deems are realizable. There were no future tax benefits for net operating loss carry-forwards realizable prior to 2005.

At December 31, 2005, the Company had available, net operating loss carry-forwards of approximately $29,232,642 for Federal income tax purposes. Utilization by the Company is subject to limitations based upon the Company's future income. The loss carry-forwards, if not used, will expire as follows: $2,468,499 in 2017, $1,855,352 in 2018, $2,377,703 in 2019, $2,057,656 in 2020, $3,955,243 in 2021, $6,456,330 in 2022, $3,344,311 in 2023, $3,920,580 in 2024, and $2,406,920 in 2025.

See Note 5 - Discontinued Operations for Deferred Tax Assets information related to discontinued operations.

Note 5.	Discontinued Operations.

On November 5, 2004, the Company discontinued the operations of its RSM Subsidiary and related RSM Products. The consolidated financial statements and the related notes have been recast to reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. Selected operating results for discontinued operations are presented in the following table:

	Year Ended December 31,
	2005	2004	2003
Revenue	$—	$475,785	$1,571,317
Gross Profit (Loss)	—	84,568	(1,034,813)
Costs and Expenses	131,971	(3,617,118)	(8,239,562)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	$131,971	$(3,141,333)	$(6,668,245)

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Consolidated Balance Sheets consist of the following amounts at December 31:

Assets	2005	2004
Cash	$—	$438
Total Assets	$—	$438
Liabilities
Accounts Payable	199,427	662,696
Accrued Expenses and Other Current Liabilities	—	57,871
Line of Credit	499,918	499,918
Reserve for Litigation	140,641	525,000
Total Liabilities	$839,986	$1,745,485

See also Note 15 - Commitments and Contingencies, Reserve.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5.	Discontinued Operations - continued.

Significant components of the Company's discontinued operations deferred tax assets and liabilities as of December 31, 2005 are as follows:

2005
Deferred Tax Assets:
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,949,445
Statutory Tax Rate	34%
Total Deferred Tax Assets before Utilization	11,542,811
Income Taxes Currently Payable (Refundable)	$44,870
Total Income Tax (Benefit) to be Utilized	(44,870)
Total Deferred Tax Assets after Utilization	11,497,941
Valuation Allowance for Deferred Tax Assets	(11,497,941)
Net Deferred Taxes	$—

Management believes that the realization of a certain portion of the future tax benefits for net operating loss carry-forwards for discontinued operations in the table above are “more likely than not” and, after deducting a valuation allowance, has provided an amount equal to the portion of deferred tax assets it deems are realizable. There were no future tax benefits for net operating loss carry-forwards for discontinued operations realizable prior to 2005.

At December 31, 2005, the Company had available for its discontinued operations, net operating loss carry-forwards of approximately $33,949,445 for Federal income tax purposes. Approximately $11,497,941 of the future tax benefit for the net operating loss carry-forwards are subject to limitations based on discontinued operations and discontinued operating subsidiaries’ abilities to generate future taxable income. The loss carry-forwards for discontinued operations, if not used, will expire as follows: $7,039 in 2010, $171,493 in 2011, $1,534,341 in 2012, $1,116,469 in 2013, $887,923 in 2014, $4,918,574 in 2015, $443,717 in 2016, $16,388 in 2017, $4,283,341 in 2018, $151,247 in 2019, $2,499,910 in 2020, $3,915,369 in 2021, $4,413,369 in 2022, $6,467,500 in 2023, and $3,122,765 in 2024.

Note 6.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2005	2004	Estimated Useful Life
Vehicles	$379,676	$137,822	5 Years
Leasehold Improvements	14,191	62,278	3 Years
Office Furniture and Equipment	164,258	70,195	5 Years
Computers and Software	312,999	192,284	5 Years
Machinery and Equipment	367,478	133,273	5 Years
Plant Construction in Progress	116,756	—
Total Property, Plant and Equipment	$1,355,358	$595,852
Less: Accumulated Depreciation	(447,784)	(308,068)
Total Property, Plant and Equipment, Net	$907,574	$287,784

Depreciation expense for the years ended 2005, 2004 and 2003 was $138,210, $83,002, and $47,962, respectively.

Note 7.	Acquisition.

On January 25, 2005, the Company entered into a Stock Purchase Agreement with LaPolla Industries, Inc., a privately held Arizona corporation (“LaPolla Subsidiary”) and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein the Company agreed to pay $2 Million in cash and issue thirty two shares of restricted common stock in exchange for 100% of the issued and outstanding capital stock of the LaPolla Subsidiary with a closing scheduled on or before February 28, 2005. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At February 11, 2005
Current Assets	$1,904,599
Property, Plant and Equipment	45,243
Intangible Assets	207,706
Goodwill	1,177,000
Total Assets Acquired	3,334,548
Current Liabilities	(1,334,526)
Total Liabilities Assumed	(1,334,526)
Net Assets Acquired	$2,000,022

Of the $207,706 of acquired intangible assets, $69,235 was assigned to a customer list with a useful life of five (5) years and $138,471 was assigned to product formulation with a useful life of 15 years. See also Note 20 - Merger of Subsidiaries.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill
	2005	2004
Coatings	$1,049,458	$—
Foam	640,577	—
Paints	123,092	—
Sealants	125,507	—
Adhesives	172	—
Equipment	12,194	—
Infiniti Subsidiary	—	774,000
	$1,951,000	$774,000

The Company reassigned the $1,951,000 carrying value of the goodwill previously attributable to the LaPolla Subsidiary to certain reporting units described in the table above at December 31, 2005 based on the merger of the LaPolla Subsidiary into the Company on October 1, 2005. The $774,000 carrying value attributable to the Infiniti Subsidiary at December 31, 2004 was combined with the $1,177,000 carrying value attributable to the LaPolla Subsidiary based on the merger of the Infiniti Subsidiary into the LaPolla Subsidiary on April 1, 2005. See Note 20 - Merger of Subsidiaries.

The following is a summary of Other Intangible Assets for the year ending December 31, 2005:

Other Intangible Assets
	Gross	Accumulated	Amortization
	Amount	Amortization	Period
Customer List	$69,235	$(11,540)	5 Years
Product Formulation	138,471	(7,690)	15 Years
	$207,706	$(19,230)

The Customer List and Product Formulation were acquired in connection with the acquisition of the LaPolla Subsidiary on February 11, 2005. The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 9.	Accounts Payable and Accrued Expenses and Other Current Liabilities.

The following is a summary of accounts payable and accrued expenses and other current liabilities for the years ending December 31:
	2005	2004
Accounts Payable	$4,074,946	$1,126,847
Accrued Payroll	7,670	—
Accrued Inventory	318,414	—
Accrued Rent	44,088	—
Accrued Interest	42,473	306,908
Accrued Sales Tax	55,614	17,392
Accrued Other	362,510	144,221
Accrued Insurance	179,193	—
Accrued Warranty Reserve	9,109	2,488
Total Accounts Payable and Accrued Expenses and Other Current Liabilities	$5,094,017	$2,168,349

Note 10.	Line of Credit.

Line of credit is comprised of the following at December 31:

	2005	2004
$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of the Company and a personal guarantee from the Chairman of the Board.	$21,816	$219,152

Note 11.	Loans Payable - Related Party.

Loans Payable - Related Party is comprised of funds loaned to the Company for working capital and other corporate purposes from the Chairman. These loans are payable upon demand, unsecured and bear interest at 9% per annum through December 31, 2004, and at 6% per annum through December 31, 2005. During the period from January 1, 2005 to May 20, 2005, the Chairman loaned the Company funds aggregating $4,302,500; $2,000,000 of which was used for the purchase of the LaPolla Subsidiary on February 11, 2005. On December 14, 2005, the Chairman of the Board canceled $1,302,500 in principal and $200,741 in accrued interest, in exchange for restricted common stock. See Note 14 - Related Party Transactions, Items (a), (b) and (c). See also Note 23 - Subsequent Events, Item (a).

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12.	Note Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting the Company access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company. The Company used $1,693,211 as of December 31, 2005. The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”), and has a maturity date of June 1, 2006. See also Note 23 - Subsequent Events, Item (c).

Note 13.	Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31:
	2005	2004
Various notes payable on vehicles, due in monthly installments of $8,129 including interest, maturing through 2009	$294,206	$33,682
Less: Current Maturities	(76,020)	(22,398)
Total Long-Term Debt	$218,186	$11,284

Debt Maturity Schedule:
Years Ending December 31
2006	$76,020
2007	76,709
2008	83,147
2009	58,330
Total	$294,206

Note 14.	Related Party Transactions.

(a)  The Company issued common stock to officers and directors as follows:

	2005		2004
	Shares	Value	Shares	Value
Other Compensation	16,000	$10,960	19,000	$7,234
Severance Compensation	—	—	6,000	2,940
Board of Director Fees	360,767	339,290	405,786	254,144
Cancellation of Indebtedness	20,819,083	7,503,241	—	—
Mandatory Conversion of Series C Convertible Preferred Stock	—	—	11,514,800	—
Series B Convertible Preferred Stock Accrued Dividends	—	—	790,731	213,497
Series C Convertible Preferred Stock Accrued Dividends	—	—	1,444,041	389,892
	21,195,850	$7,853,491	14,180,358	$867,707

(b)  The Chairman of the Board advanced monies in the form of short term loans bearing interest at 6% per annum for the 2005 year and 9% per annum for the 2004 year amounting to $4,302,500 and $5,610,000, respectively.

(c)  During 2005, 20,819,083 shares of restricted common stock were issued to the Chairman of the Board in exchange for the cancellation of $7,503,241 of indebtedness, of which 18,181,818 shares were for the cancellation of $6,000,000 of indebtedness of the Company represented by short term loans bearing interest at 9% per annum, which were advanced to the Company and its former subsidiaries during the period commencing with the fourth quarter of 2003 to January 2005 and 2,637,265 shares were for the cancellation of $1,503,241 of indebtedness of the Company represented by short term loans bearing interest at 6% per annum, which were advanced to the company and its former subsidiaries during 2005. The price per share used to determine the number of shares of restricted common stock for each transaction was based on 110% of the closing price of the Company’s common stock as traded on the American Stock Exchange on each respective transaction date.

(d)       During 2005, 360,767 shares of restricted common stock were vested and earned by directors pursuant to the Director Plan, of which:

(i)  292,000 shares that were issued to the Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. The Company did not consider this portion of the shares outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company when issued on May 28, 2002. The value ascribed to these shares on May 28, 2005 was $277,400. There are 292,000 shares remaining issued but in the custody of the Company until such time that they are earned;

(ii)  60,000 shares that were automatically granted and issued to directors upon election at the shareholders meeting held on June 22, 2004, vested on the date of the annual stockholders meeting held June 29, 2005. The Company did not consider these shares outstanding when issued due to a vesting provision and as such no value was ascribed to these shares at that time. These transactions were valued and recorded at $54,720; and

(iii)  8,767 shares that were automatically granted and issued to a director upon appointment to the Board of Directors on November 12, 2004, vested on the date of the annual stockholders meeting held June 29, 2005. The Company did not consider these shares outstanding when issued due to a vesting provision and as such no value was ascribed to these shares at that time. These transactions were valued and recorded at $54,720.

(e)  During 2005, 16,000 shares of restricted common stock were issued to the CEO, as other compensation, pursuant to a written employment agreement. These transactions were valued and recorded at $10,960.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15.	Commitments and Contingencies.

Leases

The Company has operating leases as follows:

	Location	Description of Operations	Terms
1.	Houston, Texas	Corporate Headquarters, Sales, Marketing, Customer Service, Manufacturing, and Distribution	09-01-2005 to 12-31-2010
2.	Deerfield Beach, Florida	Customer Service, Manufacturing, and Distribution	01-01-2002 to 03-31-2009
3.	Tempe, Arizona	Customer Service, Manufacturing, and Distribution	02-11-2005 to 12-31-2006

The Houston, Texas lease includes a lease concession which amount is included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease term. The Deerfield Beach, Florida lease term originally scheduled to expire on March 1, 2006 was extended to March 31, 2009. The Tempe, Arizona lease term originally scheduled to expire on August 31, 2005 was extended to December 31, 2006.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

2006	$355,688
2007	293,280
2008	268,968
2009	176,929
2010	110,411
Total Minimum Lease Payments	$1,205,276

Rent expense for the years ended December 31, 2005 and 2004, was $286,308, and $105,557, respectively.

Reserve

The following is a summary of the reserve established for commitments and contingencies for the year ending December 31:

	2005	2004
Accounts Payable - Discontinued Operations	$199,427	$662,696
Accrued Expenses and Other Current Liabilities - Discontinued Operations	—	57,871
Line of Credit - Discontinued Operations	499,918	499,918
Reserve for Litigation - Discontinued Operations	140,641	525,000
Reserve for Litigation - Current Operations	175,378	15,000
Total	$1,015,364	$1,760,485

Legal Proceedings

(a)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

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

(c)	Various Lawsuits and Claims Arising in the Ordinary Course of Business

The Company is involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.  Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2005		2004		2003
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss)	$(1,656,796)	$(0.032)	$(2,627,175)	$(0.091)	$(4,515,731)	$(0.295)
Income (Loss) from Discontinued Operations	131,971	0.002	(3,141,333)	(0.108)	(6,668,245)	(0.436)
Net (Loss)	$(1,524,825)	$(0.030)	$(5,768,508)	$(0.199)	$(11,183,976)	$(0.731)
Plus: Dividends on Preferred Stock	—	—	—	—	(498,001)	(0.033)
Net (Loss) Available to Common Stockholders	$(1,524,825)	$(0.030)	$(5,789,649)	$(0.199)	$(11,681,977)	$(0.764)
Weighted Average Common Shares Outstanding	50,538,175		28,866,604		15,264,815

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 364,000, 652,767, and 972,000 shares, respectively, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the Director Compensation Plan, (ii) 69,000, 116,321, and 239,025 vested stock options, respectively, and (iii) conversion of securities (preferred stock) convertible into 2,250, 2,250, and 6,173,994 shares, respectively, of common stock, for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 17.	Securities Transactions.

(a)  During 2005, 20,819,083 shares of restricted common stock were issued to the Chairman of the Board in exchange for the cancellation of $7,503,241 of indebtedness. See also Note 14 - Related Party Transactions, Items (a), (b) and (c).

(b)  During 2005, 32 shares of restricted common stock were issued in connection with the purchase of the LaPolla Subsidiary, which were valued and recorded at $22. See also Note 7 - Acquisition.

(c)  During 2005, 16,000 shares of restricted common stock were issued to an officer, as other compensation, pursuant to a written employment agreement, which were valued and recorded at $10,960. See also Note 14 - Related Party Transactions, Items (a) and (e).

(d)  During 2005, 360,767 shares of restricted common stock were vested and earned by directors pursuant to the Director Plan, which transactions were valued and recorded at $339,290. See also Note 14 - Related Party Transactions, Items (a) and (d)(i), (ii) and (iii).

Note 18.	Share-Based Payment Arrangements.

The Company adopted reporting under SFAS 123R, effective July 1, 2005. See Note 1 - Recently Adopted Accounting Standards, Stock Based Compensation. Previously, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”, the Company elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value and restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the date the shares of restricted common stock were earned and vested. Prior to the adoption of the SFAS 123R, no compensation expense was ever recognized for stock options while compensation expense was recognized for restricted common stock only on the date when the shares were earned and vested. The Company has elected to use the modified prospective method, which requires compensation expense for all awards granted from the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, to be recorded. The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company decided to use a lattice-based option valuation model to calculate compensation expense over the requisite service period of a grant(s). The Company uses historical data starting after November 5, 2004 for estimated forfeitures and volatility based on the concentration of operating activities for the preceding seven years being related to the RSM Products, which were discontinued on November 5, 2004.

At December 31, 2005, the Company had two share-based compensation plans, the Equity Incentive Plan and Director Compensation Plan (described below), which plans replaced all prior compensation and incentive plans (“Predecessor Plans”). Compensation cost charged against income for all plans for 2005 and 2004 was $673,793 and $261,994, respectively.

Equity Incentive Plan

The Company’s Equity Incentive Plan (“Equity Plan”), which is shareholder-approved, permits the grant of share options and shares to its employees for up to 3,250,000 shares of common stock. The Equity Plan replaced the Key Employee Stock Option Plan. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides, among other things, financial performance measures upon which specific performance goals applicable to certain awards would be based and limits on the numbers of shares or compensation that could be made subject to certain awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Share options and shares may provide for accelerated vesting if there is a change in control (as defined in the Equity Plan). As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for share options. Therefore, certain portions of the following analysis only relate to share options as of date of adoption.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 18.	Share-Based Payment Arrangements - continued.

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

2005
Expected Volatility	152.73% - 152.95%
Weighted-Average Volatility	152.92%
Expected Dividends	—
Expected Term (in years)	1.2 - 6
Risk Free Rate	2.879% - 3.259%

A summary of option activity under the Equity Plan as of December 31, 2005, and changes during the year then ended, as applicable, are presented below:

	2005
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	115,321	$3.16	2.04	$—
Granted	2,954,680.67		3.71	—
Exercised	—	—	—	—
Forfeited, Canceled or Expired	(550,133)	.69	2.45	—
Outstanding at December 31, 2005	2,519,868.78		2.66	1,616,176
Exercisable at December 31, 2005	119,868	$2.98	2.08	$9,272

The weighted-average grant-date fair value of options granted during 2005 was $.56. There were no options exercised in 2005.

A summary of the status of the nonvested share options under the Equity Plan as of December 31, 2005, and changes beginning from the date of adoption of SFAS 123R to the year then ended, are presented below:

	2005
Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	24,000	$11,688
Granted	2,964,000	1,677,935
Vested	(19,000)	(9,272)
Forfeited, Canceled or Expired	(545,000)	(183,308)
Nonvested at December 31, 2005	2,400,000	$1,497,043

As of December 31, 2005, there was $1,267,290 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Plan. The cost is expected to be recognized over a weighted-average period of 5.3 years. During 2005, the Company accelerated the vesting of an aggregate of 12,500 out-of-the-money options held by the CEO (6,500 options) and four employees (6,000 options). As a result of that modification, the Company recognized additional compensation expense of $3,626 in 2005. During the fourth quarter of 2005, the Company vested 6,500 options for two employees and recognized compensation expense of $5,646. The total fair value of share options vested in 2005 was $9,272.

Predecessor Stock Option Plans

The Company maintained a variety of stock options plans prior to 2005, all of which were replaced, superseded or allowed to expire according to their terms (“Predecessor Plans”). The Key Employee Stock Option Plan (“Key Employee Plan”) was superseded by and integrated into the Equity Plan. The applicable 2005 data for the Key Employee Plan from the date of adoption of SFAS 123R is included in the Equity Incentive Plan section above. Prior to 2005, the Key Employee Plan, originally established as the 2000 Stock Purchase and Option Plan and approved by the shareholders of the Company on June 20, 2000, was integrated with and into the 2002 Stock Option Plan (which was approved by the shareholders on May 28, 2002), for administrative convenience. The Company granted restricted options (Non Plan) from time to time for special circumstances in the past. The Company did not grant any Non Plan options in 2004 or 2005 and the Non Plan options previously granted are expiring according to their terms.  There were 70,000 Non Plan options outstanding as of December 31, 2005 (20,000 expired on January 1, 2006 and the remaining 50,000, if not exercised, will expire March 19, 2007). During 2005, the Company accelerated the vesting of the remaining 50,000 outstanding Non Plan options, which not only were out-of-the-money but the expected term also expired in 2004. Therefore, notwithstanding the aforementioned acceleration, no fair value existed or was recorded for the Non Plan options. As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for any stock options.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 18.	Share-Based Payment Arrangements - continued.

Stock option activity under the Company’s Predecessor Plans as of the years ended December 31, is summarized below:

	2005		2004		2003
Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	70,000	$3.36	372,274	$2.63	739,450	$3.21
Granted	—	—	150,000.27		188,159.84
Exercised	—	—	(200,000)	.38	(315,000)	3.83
Canceled	—	—	(10,000)	3.00	(140,335)	2.99
Expired	—	—	(126,953)	2.38	(100,000)	1.78
Outstanding-End of Year	70,000	3.36	185,321	3.23	372,274	2.63
Exercisable-End of Year	70,000	$3.36	122,821	$4.22	239,024	$3.33

Equity Plan and Predecessor Plan Activity

The following table provides additional information relating to stock option activity for the Equity Incentive Plan and Predecessor Plans for 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/05	Weighted Average Exercise Price
$ .70 - $ 2.99	2,459,680	2.95	$.67	59,680	$.71
$3.00 - $ 4.29	95,188	1.00	$3.00	95,188	$3.00
$4.30 - $ 5.89	15,000.67		$4.30	15,000	$4.30
$5.90 - $10.00	20,000.003		$10.00	20,000	$10.00
$ .70 - $10.00	2,589,868	1.72	$.85	189,868	$3.12

Director Compensation Plan

The Company’s Director Compensation Plan (“Director Plan”), which is shareholder-approved, permits the grant of up to 1,600,000 shares of restricted common stock to non-employee directors only. Each non-employee director who is then serving as a member of the Board is automatically granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period).  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on May 28, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognized his personal cost for substantially funding the Company and acting as Chairman of the Board without adequate compensation over a three-year period prior to the date of the grant. This one-time grant vests at the end of each year at the rate of 25% per year. The Company does not consider the shares of restricted common stock granted and issued under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are issued by the Company with a second restriction and held in the custody of the Company until such time that they are earned and vested. At December 31, 2005, there were 364,000 shares of restricted common stock granted and issued but held in the custody of the Company (until they are earned and vested), of which 292,000 shares are for the last 25% of the one time grant scheduled to vest on May 28, 2006 and 72,000 are for automatic grants awarded at the annual meeting of stockholders held on June 29, 2005 which vest at the next annual meeting of stockholders scheduled for May 23, 2006. The compensation cost that has been charged against income for the Director Plan was $428,642 and $254,144 for 2005 and 2004, respectively. Prior to adoption of SFAS 123R, compensation expense was recognized under the Director Plan only on the date when the shares were earned and vested. Therefore, the grant date fair value portions of the following analysis only take into consideration the 364,000 shares of restricted common stock granted and nonvested as described above for 2005. The fair value of each award is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed, where applicable. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate award vesting and director termination within the valuation model and the straight-line method for attribution of compensation expense. The expected term of the of the awards are derived from the output of the valuation model and represent the period of time that awards granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

2005
Expected Volatility	152.73%
Weighted-Average Volatility	152.73%
Expected Dividends	—
Expected Term (in years)	.9
Risk Free Rate	3.259%

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 18.	Share-Based Payment Arrangements - continued.

A summary of awards activity under the Director Plan as of December 31, 2005, and changes during the year then ended, as applicable, are presented below:

Awards	Shares	Aggregate Intrinsic Value
Outstanding at January 1, 2005	652,767	$—
Granted	72,000	—
Vested	(360,767)	—
Forfeited, Canceled or Expired	—	—
Outstanding at December 31, 2005	364,000	$74,460

A summary of the status of the nonvested awards under the Director Plan as of December 31, 2005, and changes beginning from the date of adoption of SFAS 123R to the year then ended, are presented below:

Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	364,000	$163,812
Granted	—	—
Vested	—	—
Forfeited, Canceled or Expired	—	—
Nonvested at December 31, 2005	364,000	$163,812

As of December 31, 2005, there was $74,460 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Plan. The cost is expected to be recognized over a weighted-average period of .43 years.

Restricted Stock Grants - Employment Agreements

During the three months ended September 30, 2005, the Company accelerated and issued an aggregate of 8,000 shares of restricted common stock to the CEO, originally scheduled to vest in 4,000 share increments at the end of the third and fourth quarters of 2005 as other compensation, pursuant to an employment agreement, which were valued and recorded at $5,360. As described above, the Company did not recognize the fair value of restricted stock awards prior to the adoption of SFAS 123R until such time that they were earned and vested. As of December 31, 2005, there were no outstanding restricted stock grants.

Note 19.	Stockholders' Equity.

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

Series B Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series B Convertible Preferred Stock, effective September 30, 2001, par value $1.00, and authorized 500,000 shares for issuance. The stated value per each share of Series B Convertible Preferred Stock was $5.00 per share.  The certificate of designation of preferences of the Series B Convertible Preferred Stock had a mandatory conversion date of September 30, 2003. On September 30, 2003, the Company converted the Series B Convertible Preferred Stock, all of which was owned by the Chairman of the Board, into 750,000 shares of restricted common stock (the conversion rate was 1.5 shares of restricted common stock for each share of Series B Convertible Preferred Stock). The registered holder of the Series B Preferred Stock was entitled to receive cumulative dividends initially at the rate of 4% per annum of the stated value per each share of Series B Convertible Preferred Stock, which per annum rate increased to 9% in 2002. Such dividend accrued on each share of Series B Convertible Preferred Stock from the date of issuance of such shares (with appropriate pro-ration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared, until the mandatory conversion date. The dividends of $213,497 accrued as of September 30, 2003, were paid through the issuance of 790,731 shares of restricted common stock in 2004. See Note 14 - Related Party Transactions, Item (a).

Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, par value $1.00, and authorized 750,000 shares for issuance. The stated value per each share of Series C Convertible Preferred Stock was $20.00 per share. The certificate of designation of preferences of the Series C Convertible Preferred Stock has a mandatory conversion date of January 1, 2004. On January 1, 2004, the Company converted all 673,145 shares of the Series C Convertible Preferred Stock outstanding, into 12,375,024 shares of restricted common stock (the conversion rate was determined at the time of purchase pursuant to a discount formula related to the amount of investment by each investor. The discount formula was based upon two variables: (1) the total amount of the subscription on the date of purchase; and (2) the average of the closing bid prices per share for the common stock during the 30 trading days immediately preceding (and including) the date of subscription.  Once determined, the price per share (of common stock into which each share of the Series C Convertible Preferred Stock is convertible) is divided into the amount paid per share for the Series C Convertible Preferred Stock in order to determine the number of shares of common stock issuable upon conversion of each share of Series C Convertible Preferred Stock. The former registered holders of the Series C Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series C Convertible Preferred Stock.  Such dividend accrued on each share of Series C Convertible Preferred Stock from the date of issuance of such share (with appropriate pro-ration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared, until the mandatory conversion date. The dividends of $776,983 accrued as of January 1, 2004, were paid through the issuance of shares of restricted common stock in 2004. See Note 14 - Related Party Transactions, Item (a).

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 20.	Merger of Subsidiaries.

(a)  Effective April 1, 2005, the Infiniti Subsidiary, a Florida corporation, merged with and into the LaPolla Subsidiary, an Arizona corporation, whereupon the separate existence of the Infiniti Subsidiary ceased and the LaPolla Subsidiary continued as the surviving corporation. See also Item (b) below.

(b)  Effective October 1, 2005, the LaPolla Subsidiary, an Arizona corporation, merged with and into the Company, a Delaware corporation, whereupon the separate existence of the LaPolla Subsidiary ceased and the Company continued as the surviving corporation.

Note 21.	Business Segment Information.

The Company is a national manufacturer and distributor with seven segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. The Company established the seven segments in 2005 due to a change in the structure of its internal organization which caused the composition of its prior reportable segments (previously based on subsidiaries) to change. See Note 21 - Merger of Subsidiaries, Item (b). See also Note 5 - Discontinued Operations. Prior years have been restated to reflect the change. The Company’s segments are organized based on differences in products.

The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications.

The Foam segment primarily supplies both roofing and perimeter wall insulation applications. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Perimeter wall insulation is used in commercial and industrial, as well as residential, applications.

The Paints segment primarily supplies a variety of protective and decorative lines for commercial and industrial, as well as residential, applications.

The Sealants segment primarily supplies penetrating sealers and stains over concrete and masonry for commercial and industrial, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry.

The Adhesives segment primarily supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications.

The Equipment segment supplies spray equipment and related accessories for foam and coatings installations for commercial and industrial, as well as residential, markets.

The All Other segment supplies a variety of sundry items that are complementary to the applications of products for customers.

The Company primarily manufactures coatings and distributes foam, paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas, Florida and Arizona. Each of the businesses in which the Company is engaged is highly competitive. However, the diversification of product lines and national markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product line.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments
2005	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$6,705,777	$11,213,965	$781,989	$964,221	$39,781	$301,146	$172,384	$20,179,263
Depreciation and Amortization	82,648	17,197	1,199	1,479	61	462	264	103,310
Interest Expense	89,265	149,276	10,410	12,835	530	4,009	2,295	268,620
Segment Profit (Loss)	192,140	(1,206,116)	13,822	16,140	(247)	28,218	(23,275)	(979,318)
Segment Assets(1)	3,220,483	4,039,585	360,117	417,767	12,230	104,064	51,659	8,205,905
Expenditures for Segment Assets	$491,994	$62,807	$18,327	$37,579	$932	$7,058	$4,040	$622,737

2004	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$774,870	$885,579	$585,970	$293,115	$—	$289	$24,340	$2,564,163
Depreciation and Amortization	66,402	8,216	5,436	2,719	—	3	226	83,002
Interest Expense	99,884	114,155	75,534	37,784	—	37	3,138	330,532
Segment Profit (Loss)	(249,292)	(338,742)	(144,522)	(81,026)	—	(110)	(2,420)	(816,112)
Segment Assets(1)	697,294	593,790	526,000	248,517	—	194	12,380	2,078,175
Expenditures for Segment Assets	$129,325	$10,719	$7,093	$16,875	$—	$4	$295	$164,311

2003	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$790,623	$693,276	$541,770	$213,761	$—	$590	$165,519	$2,405,539
Depreciation and Amortization	38,370	4,118	3,218	1,270	—	4	983	47,963
Interest Expense	39,883	34,972	27,329	10,783	—	30	8,349	121,346
Segment Profit (Loss)	(170,982)	(207,591)	(52,518)	(33,529)	—	(109)	88,376	(376,353)
Segment Assets(1)	588,333	393,412	423,364	176,530	—	260	59,697	1,641,596
Expenditures for Segment Assets	$—	$—	$—	$—	$—	$—	$—	$—

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 21.	Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Segments
Profit or Loss	2005	2004	2003
Total Profit or Loss for Reportable Segments	$(979,319)	$(816,113)	$(376,353)
Unallocated Amounts:
Corporate Expenses	1,817,649	1,811,062	4,139,378
Income (Loss) Before Income Taxes	$(2,796,968)	$(2,627,175)	$(4,515,731)

Assets	2005	2004	2003
Total Assets for Reportable Segments(1)	$8,205,904	$2,078,175	$1,641,596
Other Unallocated Amounts(2)	2,429,137	65,957	1,260,186
Consolidated Total	$10,635,041	$2,144,132	$2,901,782

(1)  Segment assets are the total assets used in the operation of each segment.
(2)  Includes corporate assets which are principally cash and cash equivalents, deferred tax assets (for 2005), and assets from discontinued operations (See Note 5 - Discontinued Operations).

Note 24.	Selected Quarterly Financial Data (Unaudited)

	2005 Quarters Ended,
	March 31	June 30	September 30	December 31 (1)
Sales	$2,457,653	$5,206,176	$5,559,461	$6,955,973
Gross Profit	252,660	1,022,878	1,120,947	1,599,314
Operating Income (Loss) Before Income Taxes	(1,243,768)	(851,875)	(619,026)	(82,299)
Income Tax Benefit-Current	—	—	—	818,353
Income Tax Benefit-Deferred	—	—	—	321,819
Operating Income (Loss)	(1,243,768)	(851,875)	(619,026)	1,057,873
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	(327,105)	2,514	349,117	107,445
Net Income (Loss)	$(1,570,873)	$(849,361)	$(269,909)	$1,165,318
Net Income (Loss) Per Share-Basic:
Continuing Operations	(0.025)	(0.016)	(0.012)	0.020
Discontinued Operations	$(0.006)	$0.000	$0.006)	$0.002
Net Income (Loss) Per Share-Diluted:
Continuing Operations	(0.025)	(0.016)	(0.012)	0.020
Discontinued Operations	$(0.006)	$0.000	$0.006)	$0.002

	2004 Quarters Ended,
	March 31	June 30	September 30	December 31
Sales	$460,897	$586,629	$521,852	$994,785
Gross Profit	104,272	113,671	88,447	165,842
Operating (Loss)	(622,108)	(959,286)	(493,679)	(552,102)
Income (Loss) from Discontinued Operations	(1,084,929)	(569,251)	(1,764,031)	276,878
Net (Loss)	$(1,707,037)	$(1,528,537)	$(2,257,710)	$(275,224)
Net Income (Loss) Per Share-Basic and Diluted:
Continuing Operations	(0.021)	(0.033)	(0.017)	(0.019)
Discontinued Operations	$(0.037)	$(0.019)	$(0.061)	$0.009

(1)  During the fourth quarter of 2005, the Company determined that the realization of a certain amount of future tax benefits for net operating loss carry-forwards were more likely than not and, after deducting a valuation allowance, provided an amount equal to the amount of deferred tax assets it deems are realizable in the financial data above. See Note 4 - Deferred Income Taxes. See also Note 5 - Discontinued Operations for Deferred Tax Assets information related to discontinued operations.
(2)  The Company discontinued the RSM Subsidiary’s operations on November 5, 2004 and related RSM Products. The financial data above has been recast to reflect the results of operations for continuing operations and, on an aggregated basis, discontinued operations, for the quarterly periods presented. See also Note 3 - Discontinued Operations.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 22.	Subsequent Events.

(a)	Conversion of Loans Payable - Related Party to Note Payable - Related Party

On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, which bears interest at six percent 6% per annum, with principal to be paid on December 31, 2007; provided, however, that if the Company subsequent to the date hereof but prior to December 31, 2007 raises private debt or equity financing yielding gross proceeds of not less than $7,000,000, then the unpaid principal balance will become due and payable. The Promissory Note memorialized the cancellation of the demand nature of the $3,000,000 indebtedness owed by the Company to the Chairman of the Board for working capital advanced to the Company during the 2005 year bearing interest at six percent (6%) per annum and established a repayment date and condition of prepayment in the event the Company achieves a financing.

(b)	Chairman of the Board Commitment

On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide up to $1,500,000 for working capital to facilitate growth and expansion of the Company. The funding will take the form of a demand loan bearing six percent (6%) interest per annum.

(c)	Note Payable - Other

On March 24, 2006, the Company and the Chairman of the Board amended the Promissory Note dated June 2, 2005 with a national institution increasing the amount of funds available by $500,000 for a total amount of $2,500,000, which may be drawn against from time to time for the operations of the Company and extending the maturity date to January 1, 2008.