Form 10-Q
period 2006-03-31
LAPOLLA INDUSTRIES INC
filed 2006-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

As of April 12, 2006 there were 53,210,251 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 (Unaudited) and December 31, 2005	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2006 and 2005	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2006 and 2005	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash	$198,283	$400,621
Trade Receivables, Net	4,103,700	4,209,931
Inventories	2,197,067	1,393,603
Prepaid Expenses and Other Current Assets	418,400	295,557
Deferred Income Taxes, Net	1,273,532	1,140,172
Total Current Assets	8,190,982	7,439,884

Property, Plant and Equipment, Net	998,972	907,574

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	182,706	188,476
Deposits and Other Non-Current Assets	302,382	148,107
Total Other Assets	2,436,088	2,287,583

Total Assets	$11,626,042	$10,635,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$4,731,221	$4,074,946
Accrued Expenses and Other Current Liabilities	597,692	1,019,071
Line of Credit	—	21,816
Loans Payable - Related Party	220,000	3,000,000
Current Portion of Note Payable - Other	625,000	1,693,211
Current Portion of Long-Term Debt	110,837	78,543
Current Portion of Liabilities from Discontinued Operations	499,918	699,345
Total Current Liabilities	6,784,668	10,586,932

Other Liabilities
Note Payable - Related Party	3,000,000	—
Non Current Portion of Note Payable - Other	1,618,212	—
Non Current Portion of Long-Term Debt	158,679	218,417
Non Current Portion of Liabilities from Discontinued Operations	45,000	140,641
Reserve for Litigation	13,500	175,378
Total Other Liabilities	4,835,391	534,436

Total Liabilities	11,620,059	11,121,368

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) at March 31, 2006 and December 31, 2005; $62,500 aggregate liquidation preference at March 31, 2006 and December 31, 2005	55,035	55,035
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,210,251 Issued and Outstanding at March 31, 2006 and December 31, 2005, respectively	532,103	532,103
Additional Paid-In Capital	61,759,416	61,594,114
Accumulated Deficit	(62,340,571)	(62,667,579)
Total Stockholders’ Equity	5,983	(486,327)

Total Liabilities and Stockholders’ Equity	$11,626,042	$10,635,041

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Sales	$6,042,115	$2,457,653

Cost of Sales	4,791,817	2,204,993

Gross Profit	1,250,297	252,660

Operating Expenses:
Selling, General and Administrative	1,159,473	1,089,502
Professional Fees	69,478	266,495
Depreciation and Amortization	41,221	22,559
Consulting Fees	21,002	61,382
Interest Expense	15,173	17,840
Interest Expense - Related Party	45,370	38,650
Total Operating Expenses	1,351,718	1,496,428

Operating (Loss) Before Income Taxes	(101,420)	(1,243,768)

Income Tax Benefit-Deferred	133,360	—

Operating Income (Loss)	31,940	(1,243,768)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit-Deferred	295,069	(327,105)

Net Income (Loss)	$327,008	$(1,570,873)

Net Income (Loss) Per Share - Basic
Continuing Operations	$0.001	$(0.025)
Discontinued Operations	0.005	(0.006)
Total	$0.006	$(0.031)

Weighted Average Shares Outstanding	53,210,251	49,792,164

Net Income (Loss) Per Share - Diluted:
Continuing Operations	$0.001	$(0.025)
Discontinued Operations	0.005	(0.006)
Total	$0.006	$(0.031)

Weighted Average Shares Outstanding	54,193,001	50,570,002

See accompanying notes to condensed consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net Income (Loss)
Continuing Operations	$31,940	$(1,243,769)
Discontinued Operations	295,069	(327,105)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	64,987	28,358
Provision for Losses on Trade Receivables	36,257	—
Deferred Income Taxes	(133,360)	—
Share Based Compensation Expense	165,302	2,000
Changes in Assets and Liabilities, Net of Effects of Purchase of Business Entity:
Trade Receivables	69,973	(434,206)
Inventories	(803,464)	(49,163)
Prepaid Expenses and Other Current Assets	(122,844)	(81,832)
Deposits and Other Non Current Assets	(154,276)	5,168
Accounts Payable	656,277	718,366
Accrued Expenses and Other Current Liabilities	(419,436)	124,757
Other Liabilities	(162,290)	—
Net Operating Activities of Discontinued Operations	—	215,040
Net Cash Provided by (Used in) Operating Activities	(770,933)	(1,042,386))

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(150,615)	$(45,610)
Payment for Purchase of Business Entity, Net of Cash Acquired	—	(1,931,825)
Net Cash Provided by (Used in) Investing Activities	(150,615)	(1,977,435)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—
Proceeds from Line of Credit	(21,816)	1,039
Payments on Line of Credit	—	(61,973)
Proceeds from Loans Payable - Related Party	220,000	—
Proceeds from Note Payable - Other	550,000	(9,079)
Proceeds from Note Payable - Related Party	—	3,187,500
Principal Repayments on Long Term Debt	(28,975)	(9,663)
Net Cash Provided by (Used in) Financing Activities	719,209	3,116,903

Net Increase In Cash	$(202,339)	$97,082
Cash at Beginning of Period	400,621	24,465
Cash at End of Period	$198,283	$121,547

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$30,610	$17,841

Supplemental Schedule of Non Cash Investing and Financing Activities

Common Stock issued as Other Compensation pursuant to Employment Agreements	$—	$2,000
Common Stock issued in connection with Purchase of Business Entity	—	22
Common Stock issued upon Cancellation of Indebtedness	$—	$6,000,000

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of LaPolla Industries, Inc. (the “Company” or “LaPolla”) as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. These condensed financial statements should be read in conjunction with the financial statements and notes included in LaPolla’s Annual Report on Form 10-K, as may be amended from time to time, for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior years have been reclassified to conform to the 2006 unaudited condensed consolidated financial statement presentation.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarters ended March 31, 2006 and 2005, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 55 % and 73 % of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	March 31, 2006	December 31, 2005
Trade Receivables	$4,206,549	$4,276,522
Less: Allowance for Doubtful Accounts	(102,849)	(66,591)
Trade Receivables, Net	$4,103,700	$4,209,931

Note 4.	Inventories.

The following is a summary of inventories at:

	March 31, 2006	December 31, 2005
Raw Materials	$938,309	$591,398
Finished Goods	1,258,758	802,205
Total	$2,197,067	$1,393,603

Note 5. Deferred Income Taxes.

The following is a summary of deferred income taxes at:

Deferred Tax Assets:	March 31, 2006	December 31, 2005
Net Operating Loss Carry-Forwards	$29,334,012	$29,232,642
Temporary Differences:
Nondeductible Accruals	(555,350)	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	28,778,662	28,842,594
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	9,784,745	9,806,482
Valuation Allowance for Deferred Tax Assets	(8,511,213)	(8,666,310)
Net Deferred Taxes	$1,273,532	$1,140,172

See also Note 6 for a summary of deferred income taxes for discontinued operations.

Note 6.	Discontinued Operations.

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. The following is a summary of the liabilities of discontinued operations at:

Liabilities	March 31, 2006	December 31, 2005
Accounts Payable	$—	$199,427
Line of Credit	499,918	499,918
Reserve for Litigation	45,000	140,641
Total Liabilities	$544,918	$839,986

Significant components of the Company's discontinued operations deferred tax assets and liabilities are as follows at:

Deferred Tax Assets:	March 31, 2006	December 31, 2005
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,522,405	$33,949,445
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets before Utilization	11,397,618	11,542,811
Income Tax (Benefit) Utilized	(44,870)	—
Income Taxes Currently Payable (Refundable)	100,323	44,870
Total Income Tax (Benefit) to be Utilized	(100,323)	(44,870)
Total Deferred Tax Assets after Utilization	11,252,424	11,497,941
Valuation Allowance for Deferred Tax Assets	(11,252,424)	(11,497,941)
Net Deferred Taxes	$—	$—

Future tax benefit for net operating loss carry-forwards are subject to limitations based on discontinued operating subsidiaries’ abilities to generate future taxable income.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 7.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2006	December 31, 2005
Vehicles	$379,676	$379,676
Leasehold Improvements	14,191	14,191
Office Furniture and Equipment	99,137	164,258
Computers and Software	397,591	312,999
Machinery and Equipment	550,257	367,478
Displays	65,121	—
Plant Construction in Progress	—	116,756
Total Property, Plant and Equipment	$1,505,973	$1,355,358
Less: Accumulated Depreciation	(507,002)	(447,784)
Total Property, Plant and Equipment, Net	$998,972	$907,574

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of goodwill at:

	March 31, 2006	December 31, 2005
Coatings	$1,049,458	$1,049,458
Foam	640,577	640,577
Paints	123,092	123,092
Sealants	125,507	125,507
Adhesives	172	172
Equipment	12,194	12,194
Totals	$1,951,000	$1,951,000

The following is a summary of other intangible assets at:

	March 31, 2006	December 31, 2005
Customer List	$69,235	$69,235
Product Formulation	138,471	138,471
Total Other Intangible Assets	$207,706	$207,706
Less: Accumulated Amortization	(25,000)	(19,230)
Total Other Intangible Assets, Net	$182,706	$188,476

Note 9.	Loans Payable - Related Party.

On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide $1,500,000 for working capital to facilitate growth and expansion of the Company. The funding will take the form of a demand loan bearing six percent (6%) interest per annum. The Chairman loaned the Company funds aggregating $220,000 under this commitment as of March 31, 2006. See also Note 11 - Note Payable - Related Party.

Note 10.	Note Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with a national institution granting the Company access to funds in the amount of $2,000,000, which may be drawn against from time to time for the operations of the Company (“Note”). The Note bears interest at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”). On March 24, 2006, the parties amended the Note to increase the amount of funds available by $500,000 thereby granting the Company access to $2,500,000, and extend the maturity date to January 1, 2008 (“Amended Note”). The Company used $2,243,211 of the funds available under the Amended Note at March 31, 2006. Notwithstanding the new maturity date, the Company is required to repay the Amended Note in monthly installments of $208,333 beginning on January 1, 2007.

Note 11.	Note Payable - Related Party.

On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, which bears interest at six percent 6% per annum, with principal to be paid on December 31, 2007 (“Related Party Note”); provided, however, that if the Company subsequent to the date hereof but prior to December 31, 2007 raises private debt or equity financing yielding gross proceeds of not less than $7,000,000, then the unpaid principal balance will become due and payable. Prior to establishment of the Related Party Note, the Company owed the Chairman $3,000,000 which was advanced during 2005 for working capital and previously classified as Loans Payable - Related Party. The Related Party Note memorialized the cancellation of the demand nature of the $3,000,000 indebtedness owed by the Company to the Chairman and established a repayment date and condition of prepayment in the event the Company achieves a financing.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 12.	Business Segment Information.

The Company is a national manufacturer and distributor with seven segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. The Company established these segments in the fourth quarter of 2005 due to a change in the structure of its internal organization which caused the composition of its prior reportable segments based on subsidiaries to change. The first quarter of 2005 has been restated to reflect the change. The Company’s segments are organized based on differences in products. The Company primarily manufactures coatings and distributes foam, paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas, Florida and Arizona. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments

March 31, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,083,735	$3,187,694	$324,662	$228,554	$4,032	$176,049	$37,389	$6,042,115
Depreciation and Amortization	32,977	6,639	676	476	8	367	78	41,221
Interest Expense	17,750	27,154	2,766	1,947	34	1,500	318	51,469
Segment Profit (Loss)	294,115	125,887	43,972	37,390	(520)	30,945	3,756	535,545
Segment Assets(1)	3,734,199	4,747,689	541,395	419,982	5,367	239,020	48,174	9,735,826
Expenditures for Segment Assets	$96,875	$44,629	$4,545	$10,722	$57	$2,465	$523	$159,816

March 31, 2005
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$909,985	$1,130,759	$172,001	$156,379	$—	$24,186	$64,344	$2,457,653
Depreciation and Amortization	18,047	3,296	501	456	—	71	188	22,559
Interest Expense	18,055	22,435	3,413	3,103	—	480	1,277	48,761
Segment Profit (Loss)	(96,798)	(283,857)	(14,421)	(27,316)	—	1,070	(8,796)	(430,117)
Segment Assets(1)	2,487,386	2,427,364	394,883	372,611	172	50,411	101,674	5,834,501
Expenditures for Segment Assets	$28,375	$11,008	$1,675	$3,691	$—	$235	$626	$45,610

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Profit or Loss
	March 31, 2006	March 31, 2005
Total Profit or Loss for Reportable Segments	$535,545	$(430,117)
Unallocated Amounts:
Corporate Expenses	636,966	(813,651)
Income (Loss) Before Income Taxes	$(101,420)	$(1,243,768)

Assets
	March 31, 2006	March 31, 2005
Total Assets for Reportable Segments(1)	$9,735,826	$5,834,501
Other Unallocated Amounts(2)	1,890,215	250,132
Consolidated Total	$11,626,042	$6,084,633
____________________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents and deferred tax assets.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance in First Quarter of 2006 compared to First Quarter of 2005

Overview

This financial review presents our operating results for the three months ended March 31, 2006 and 2005, and our financial condition at March 31, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under the caption “Forward Looking Statements” in this section of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2005.

Overall Results of Operations

The following is a summary of sales for the three months ended:

	March 31, 2006	March 31, 2005
Sales	$6,042,115	$2,457,653

Our sales increased $3,584,462, or 145%, for the first quarter of 2006 compared to the first quarter of 2005, due to an increase in the number of sales personnel, independent representatives, and distributors selling our various products across all of our segments.

Our gross profit increased $997,637, or 394%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to higher selling prices and sales volume growth in our coatings, foam, paints, sealants, adhesives, and equipment segments, offset by a slight decrease in the all other segment. The gross margin increased for the first quarter of 2006 compared to the first quarter of 2005, due to economies of scale from increased purchasing power for the raw materials related to our manufactured and finished goods and improved manufacturing efficiencies.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, and interest expense. These total costs and expenses increased $2,442,113, or 65%, for the first quarter of 2006 compared to the first quarter of 2005, due to an increase of $2,586,824 for cost of sales, $69,971 for SG&A, $18,662 for depreciation and amortization, and $4,053 for interest expense, offset by a decrease of $197,017 for professional fees and $40,380 for consulting fees.

Cost of sales increased $2,586,824, or 117%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to an increase in purchases of raw materials for manufactured goods and finished goods, to support our rapid sales growth.

SG&A increased $69,971, or 6%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due to an increase of $174,544 for payroll and related employee benefits, $20,406 for sales commissions, $2,055 for insurances, $81,307 for marketing, promotions and trade shows, $13,477 for recruiting fees, $750 for director fees, $36,257 for bad debts, and $11,364 for investor relations, offset by a decrease of $31,931 for travel and related services, $8,769 for advertising, $33,750 for American Stock Exchange Fees, $1,273 for rents, and $194,466 for corporate office expenses.

Professional fees decreased $197,017, or 74%, for the first quarter of 2006 compared to the first quarter of 2005, due to a decrease of $14,531 for outside accountants, auditing and auditing related services and $182,486 for legal fees.

Depreciation and amortization expense increased $18,662, or 83%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to an increase of $14,816 for depreciable property, plant and equipment and $3,846 for amortization of other intangible assets.

Consulting fees decreased $40,380, or 66%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due to a decrease in outside professional services for investor relations, computer software, and insurance.

Interest expense increased $4,053, or 7%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to an increase $6,720 in accrued interest related to the loans payable- and note payable-related party during the first quarter of 2005 which bear interest at 6% per annum, offset by a decrease $2,667 in interest from various other notes payable.

We had income of $295,069 from discontinued operations for the first quarter of 2006 as a result of gains from writes offs of aged accounts payables and a reduction in the reserve for litigation, compared to a loss of $327,105 for the first quarter of 2005.

Net income and earnings per share - assuming dilution for the first quarter of 2006 were $327,008 and $.006, respectively, compared to a $1,570,873 net loss and $.031 net loss per share, for the first quarter of 2005. The net income was due to increases in sales forces, selling prices, economies of scale from increased purchasing power for the raw materials related to our manufactured and finished goods, and improved manufacturing efficiencies.

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	March 31, 2006	March 31, 2005
Coatings	$2,083,735	$909,985
Foam	3,187,694	1,130,759
Paints	324,662	172,001
Sealants	228,554	156,379
Adhesives	4,032	—
Equipment	176,049	24,186
All Other	$37,389	$64,344

Index

Coatings sales increased $1,173,750, or 129%, for the first quarter of 2006 compared to the first quarter of 2005, due to an increase in our sales forces, advertising, marketing and promotion programs, and higher selling prices. Segment profit increased $393,666, or 238%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Other factors increasing the coatings segment profit for the quarter ended March 31, 2006 were increased sales volumes, manufacturing efficiencies, and increased purchasing power for raw materials for manufactured goods and finished goods.

Foam sales increased $2,056,935, or 182%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due to the same reasons enumerated in our coatings segment above. Segment profit increased $464,664, or 2,003%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Other factors increasing the foam segment profit for the first quarter of 2006 were increased sales volumes and increased purchasing power for finished goods.

Paints sales increased $152,661, or 89%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of an increase in our sales force and limited regional advertising, marketing and promotional program initiated in 2005. Segment profit increased $48,553, or 150%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Other factors increasing the paints segment profit for the three months ended March 31, 2006 were increased sales volumes and purchasing power for finished goods.

Sealants sales increased $72,175, or 46%, for the first quarter of 2006 compared to the first quarter of 2005, due to the same reasons enumerate in our paints segment. Segment profit increased 48,194, or 318%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Other factors increasing the sealants segment profit for the quarter ended March 31, 2006 were increased sales volumes and purchasing power for finished goods.

Adhesives sales were $4,032 for the quarter ended March 31, 2006. We did not have any adhesive segment sales for the first quarter of 2005. Segment loss was $62 for the first quarter of 2006.

Equipment sales increased $151,864, or 628%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to the same reasons enumerated in our coatings and foam segments. Segment profit increased $43,298, or 567%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Other factors increasing the equipment segment profit for the three months ended March 31, 2006 were increased sales volumes described above.

All Other sales decreased $26,954, or 42%, for the first quarter of 2006 compared to the first quarter of 2005, due to a decrease in walk-in customers in our Florida and Arizona locations needing sundry items. Segment profit decreased $676, or 8%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

Liquidity and Capital Resources

Net cash used in our operations was $770,933 for the first quarter of 2006 compared to $1,042,386 for the first quarter of 2005. The cash used in operations for the three months ended March 31, 2006 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in inventories, prepaid expenses and other current assets, deposits and other non current assets and accounts payable, and decreases in trade receivables, accrued expenses and other current liabilities, and other liabilities. For the first quarters ended March 31, 2006 and 2005, net cash provided by discontinued operations was $-0- and $215,040, respectively. Cash from operations and funds available from the $1.5 Million commitment from the Chairman of the Board, are expected to continue to be sufficient to meet our operating requirements and to fund our capital spending. Notwithstanding the foregoing, we may seek to raise additional funds through private placements of common stock to accredited sophisticated investors to fund our trade receivables growth during 2006, an acquisition as part of our strategy for accelerating growth, or to pay down our short and long term debts, depending on market conditions.

Net cash used in investing activities was $150,615 for the three months ended March 31, 2006 compared to $45,610 for the three months ended march 31, 2005. We invested $84,593 in computers and software and $66,022 in property, plant and equipment during the first quarter of 2006.

Net cash provided by financing activities was $719,209 for the quarter ended March 31, 2006 compared to $3,116,903 for the quarter ended March 31, 2005. We accessed $550,000 from our note payable - other, $220,000 from our commitment from the Chairman of the Board, while we paid off our line of credit and made principal repayments on our long term debt during the first quarter of 2006.

Forward Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. In evaluating these statements, some of the factors that you should consider include the following: Financial position and results of operations, including general and administrative expense targets and effects on income from continuing operations; cash position and cash requirements, including the sufficiency of our cash requirements for the next twelve months; accounting estimates, including treatment of goodwill and intangible assets, doubtful accounts, inventory, warranty, and product returns; operations, supply chain, quality control, and manufacturing supply, capacity, and facilities; products and services, price of products, product lines, and product and sales channel mix; relationship with customers, suppliers and strategic partners; application specifications; credit facilities; real estate lease arrangements; industry trends and our response to these trends; sources of competition; outcome and effect of current and potential future litigation; common stock, including trading price; security of computer systems; and changes in accounting policies and practices, as may be adopted by regulatory agencies, and the Financial Accounting Standards Board. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and operating at a level appropriate to provide reasonable assurance. There were changes in our internal controls during the first quarter of 2005. The Company’s former CFO resigned on January 31, 2006. On February 1, 2006, the Company’s former Controller was appointed as CFO.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

(a)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc (n/k/a RSM Technologies, Inc.), et. al., Defendants

On August 20, 2004, the Company (under its former name of Urecoats Industries, Inc.) and its former RSM Technologies, Inc. subsidiary (which business was discontinued in 2004), were served notice that on June 24, 2004 in the United States District Court for the District of Puerto Rico the Plaintiff filed a complaint against the Defendants alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico that was incorporated in a Sales Agreement entered into between RSM Technologies, Inc. and Joglar Painting, Inc. on May 21, 2002. The Plaintiff’s complaint essentially alleges that on October 29, 2003, the Company arbitrarily terminated the Plaintiff’s “exclusivity” rights under its agreement and as a result, it sustained damages aggregating $3,754,000. The Company believes the complaint and alleged damages to be totally without merit, has filed its answer denying the allegations and asserted counterclaims for monies billed and remaining unpaid for goods delivered to the Plaintiff by RSM Technologies, Inc. pursuant to the Plaintiff’s purchase order. On April 7, 2006, the Court entered partial judgment dismissing the claims asserted against Urecoats Industries, Inc. Discovery has not yet commenced and no trial date is set.

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

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 14.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2006	By:	/s/ Michael T. Adams, CEO
Michael T. Adams
CEO

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2006	By:	/s/ John A. Campbell, CFO
John A. Campbell
CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	Working Capital Commitment dated March 20, 2006 by and between Richard J. Kurtz and the Company.
10.2	Promissory Note dated February 8, 2006 from the Company to Richard J. Kurtz.
10.3	Promissory Note dated June 2, 2005 by and between Wachovia Bank, the Company, and Richard Kurtz.
10.4	Amendment dated March 24, 2006 to the Promissory Note dated June 2, 2005 by and between Wachovia Bank, the Company, and Richard Kurtz.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.