Form 10-Q
period 2006-06-30
LAPOLLA INDUSTRIES INC
filed 2006-07-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

As of July 12, 2006 there were 53,574,251 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 (Unaudited) and December 31, 2005	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2006 and 2005	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2006 and 2005	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash	$14,389	$400,621
Trade Receivables, Net	4,971,073	4,209,931
Inventories	2,738,450	1,393,603
Prepaid Expenses and Other Current Assets	851,699	295,557
Deferred Income Taxes, Net	1,175,302	1,140,172
Total Current Assets	9,750,914	7,439,884

Property, Plant and Equipment, Net	1,012,503	907,574

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	176,935	188,476
Deposits and Other Non-Current Assets	136,591	148,107
Total Other Assets	2,264,527	2,287,583

Total Assets	$13,027,943	$10,635,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$5,603,609	$4,074,946
Accrued Expenses and Other Current Liabilities	506,023	1,019,071
Line of Credit	2,499,074	21,816
Loans Payable - Related Party	590,000	3,000,000
Current Portion of Note Payable - Other	—	1,693,211
Current Portion of Long-Term Debt	109,472	78,543
Current Portion of Liabilities from Discontinued Operations	222,945	699,345
Total Current Liabilities	9,531,123	10,586,932

Other Liabilities
Note Payable - Related Party	3,000,000	—
Non Current Portion of Note Payable - Other	—	—
Non Current Portion of Long-Term Debt	154,316	218,417
Non Current Portion of Liabilities from Discontinued Operations	238,870	140,641
Reserve for Litigation	5,000	175,378
Total Other Liabilities	3,398,186	534,436

Total Liabilities	12,929,309	11,121,368

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) at June 30, 2006 and December 31, 2005; $62,500 aggregate liquidation preference at June 30, 2006 and December 31, 2005	55,035	55,035
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,502,251 Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	535,023	532,103
Additional Paid-In Capital	61,941,885	61,594,114
Accumulated Deficit	(62,433,309)	(62,667,579)
Total Stockholders’ Equity	98,634	(486,327)

Total Liabilities and Stockholders’ Equity	$13,027,943	$10,635,041

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$7,576,888	$5,206,176	$13,619,002	$7,663,829

Cost of Sales	5,935,335	4,183,298	10,727,152	6,388,291

Gross Profit	1,641,553	1,022,878	2,891,850	1,275,538

Operating Expenses:
Selling, General and Administrative	1,466,685	1,620,713	2,626,159	2,710,215
Professional Fees	44,775	126,723	114,253	393,218
Depreciation and Amortization	43,143	26,153	84,364	48,712
Consulting Fees	39,433	64,011	60,436	125,392
Interest Expense	26,147	10,702	41,319	28,542
Interest Expense - Related Party	44,877	43,694	90,247	82,344
Other (Income) Expense	—	(17,242)	—	(17,242)
Total Operating Expenses	1,665,060	1,874,754	3,016,778	3,371,181

Operating Income (Loss) Before Income Taxes	(23,507)	(851,876)	(124,928)	(2,095,643)

Income Tax Benefit (Expense)-Deferred	(98,230)	—	35,130	—

Operating Income (Loss)	(121,737)	(851,876)	(89,798)	(2,095,643)

Income (Loss) From Discontinued Operations,
Net of Income Tax Benefit-Deferred	29,000	2,514	324,068	(324,591)

Net Income (Loss)	$(92,737)	$(849,362)	$234,270	$(2,420,234)

Net Income (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.002)	$(0.016)	$(0.001)	$(0.041)
Discontinued Operations	0.000	0.000	0.006	(0.006)
Total	$(0.002)	$(0.016)	$0.005	$(0.047)

Weighted Average Shares Outstanding	53,318,521	50,306,865	53,264,083	50,252,462

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Ended June 30,
	2006	2005

Cash Flows From Operating Activities
Net Income (Loss)
Continuing Operations	$(89,798)	$(2,095,645)
Discontinued Operations	324,069	(324,591)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	125,222	65,124
Provision for Losses on Trade Receivables	23,757	25,498
Deferred Income Taxes	(35,130)	—
Loss on Disposition of Property, Plant and Equipment	—	(2,657)
Share Based Compensation Expense	350,691	344,890
Changes in Assets and Liabilities, Net of Effects of Purchase of Business Entity:
Trade Receivables	(784,900)	(1,340,505)
Inventories	(1,344,847)	(292,637)
Prepaid Expenses and Other Current Assets	(556,143)	(12,364)
Deposits and Other Non Current Assets	11,517	(136,835)
Accounts Payable	1,528,663	1,429,855
Accrued Expenses and Other Current Liabilities	(423,553)	240,815
Other Liabilities	(171,415)	184,420
Net Operating Activities of Discontinued Operations	(331,569)	(410,931)
Net Cash Provided by (Used in) Operating Activities	(1,373,436)	(2,325,563)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(218,612)	$(313,456)
Payment for Purchase of Business Entity, Net of Cash Acquired	—	(1,931,825)
Net Cash Provided by (Used in) Investing Activities	(218,612)	(2,245,281)

Cash Flows From Financing Activities
Proceeds from the Issuance of Stock	$—	$—
Proceeds from Lines of Credit	3,199,074	2,967
Principal Repayments on Lines of Credit	(721,816)	(122,063)
Proceeds from Loans Payable - Related Party	670,000	4,302,500
Principal Repayments on Loans Payable - Related Party	(80,000)	—
Proceeds from Note Payable - Other	800,000	500,000
Principal Repayments on Note Payable - Other	(2,493,211)	—
Principal Repayments on Long Term Debt	(121,629)	(29,500)
Net Financing Activities of Discontinued Operations	(46,602)	—
Net Cash Provided by (Used in) Financing Activities	1,205,816	4,653,904

Net Increase (Decrease) In Cash	$(386,232)	$83,060
Cash at Beginning of Period	400,621	24,465
Cash at End of Period	$14,389	$107,525

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$78,293	$30,015

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via issuance of Long Term Debt	$37,349	$184,420
Common Stock issued as Other Compensation pursuant to Employment Agreements	—	5,600
Common Stock issued for Director Fees pursuant to Director Compensation Plan	183,960	339,290
Common Stock issued in connection with Purchase of Business Entity	—	22
Common Stock issued upon Cancellation of Indebtedness	—	6,000,000
Conversion of Loans Payable - Related Party to Note Payable - Related Party	$3,000,000	$—

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of LaPolla Industries, Inc. (the “Company” or “LaPolla”) as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These condensed financial statements should be read in conjunction with the financial statements and notes included in LaPolla’s Annual Report on Form 10-K, as may be amended from time to time, for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior years have been reclassified to conform to the 2006 unaudited condensed consolidated financial statement presentation. Refer to the Company’s 2005 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2006.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarter ended June 30, 2006 and 2005, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 55% and 69% of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	June 30, 2006	December 31, 2005
Trade Receivables	$5,061,422	$4,276,522
Less: Allowance for Doubtful Accounts	(90,349)	(66,591)
Trade Receivables, Net	$4,971,073	$4,209,931

Note 4.	Inventories.

The following is a summary of inventories at:

	June 30, 2006	December 31, 2005
Raw Materials	$580,994	$591,398
Finished Goods	2,157,456	802,205
Total	$2,738,450	$1,393,603

Note 5.	Deferred Income Taxes.

The following is a summary of deferred income taxes at:

Deferred Tax Assets:	June 30, 2006	December 31, 2005
Net Operating Loss Carry-Forwards	$29,357,569	$29,232,642
Temporary Differences:
Nondeductible Accruals	(688,229)	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	28,669,340	28,842,594
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	9,747,576	9,806,482
Valuation Allowance for Deferred Tax Assets	(8,572,274)	(8,666,310)
Net Deferred Taxes	$1,175,302	$1,140,172

See also Note 6 for a summary of deferred income taxes for discontinued operations.
Note 6.	Discontinued Operations.

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. The following is a summary of the liabilities of discontinued operations at:

Liabilities	June 30, 2006	December 31, 2005
Accounts Payable	$—	$199,427
Line of Credit	453,315	499,918
Reserve for Litigation	8,500	140,641
Total Liabilities	$461,815	$839,986

Significant components of the Company's discontinued operations deferred tax assets and liabilities are as follows at:

Deferred Tax Assets:	June 30, 2006	December 31, 2005
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,493,405	$33,949,445
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets before Utilization	11,387,758	11,542,811
Income Tax (Benefit) Utilized	(44,870)	—
Income Taxes Currently Payable (Refundable)	110,183	44,870
Total Income Tax (Benefit) to be Utilized	(110,183)	(44,870)
Total Deferred Tax Assets after Utilization	11,232,704	11,497,941
Valuation Allowance for Deferred Tax Assets	(11,232,704)	(11,497,941)
Net Deferred Taxes	$—	$—

Future tax benefit for net operating loss carry-forwards are subject to limitations based on discontinued operating subsidiaries’ abilities to generate future taxable income.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 7.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2006	December 31, 2005
Vehicles	$381,085	$379,676
Leasehold Improvements	14,191	14,191
Office Furniture and Equipment	164,258	164,258
Computers and Software	406,300	312,999
Machinery and Equipment	604,776	367,478
Plant Construction in Progress	—	116,756
Total Property, Plant and Equipment	$1,570,610	$1,355,358
Less: Accumulated Depreciation	(561,467)	(447,784)
Total Property, Plant and Equipment, Net	$1,009,143	$907,574

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of goodwill at:

	June 30, 2006	December 31, 2005
Coatings	$1,049,458	$1,049,458
Foam	640,577	640,577
Paints	123,092	123,092
Sealants	125,507	125,507
Adhesives	172	172
Equipment	12,194	12,194
Totals	$1,951,000	$1,951,000

The following is a summary of other intangible assets at:

	June 30, 2006	December 31, 2005
Customer List	$69,235	$69,235
Product Formulation	138,471	138,471
Total Other Intangible Assets	$207,706	$207,706
Less: Accumulated Amortization	(30,772)	(19,230)
Total Other Intangible Assets, Net	$176,935	$188,476

Note 9.	Line of Credit.

On May 31, 2006, the Chairman and the Company established a $3,000,000 Line of Credit with Wachovia Bank, N.A. for working capital to improve management of cash flow and facilitate growth and expansion of the Company. Upon activation of the Line of Credit, the Company drew down $2,493,211 to pay off the Note Payable - Other previously reflected on the face of the Consolidated Balance Sheets. See Note 11 - Note Payable - Other.

Note 10.	Loans Payable - Related Party.

On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide $1,500,000 for working capital to facilitate growth and expansion of the Company. The funding will take the form of a demand loan bearing six percent (6%) interest per annum. The Chairman loaned the Company funds aggregating $590,000, net under this commitment as of June 30, 2006. See also Note 12 - Note Payable - Related Party.

Note 11.	Note Payable - Other.

On June 2, 2005, the Company and the Chairman signed a Promissory Note with Wachovia bank, N.A. granting the Company access to $2,000,000, which was drawn against from time to time for the operations of the Company (“Note”), at a rate equal to 1-month LIBOR plus two and one-quarter percent (2.25) per annum (“LIBOR-Based Rate”). On March 24, 2006, the parties amended the Note to increase the amount to $2,500,000, and extend the maturity date to January 1, 2008 (“Amended Note”). The Company borrowed $2,493,211 under the Amended Note until it was paid off on May 31, 2006. See Note 9 - Line of Credit.

Note 12.	Note Payable - Related Party.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 13.	Business Segment Information.

The Company is a national manufacturer and distributor with seven segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. The Company established these segments in the fourth quarter of 2005 due to a change in the structure of its internal organization which caused the composition of its prior reportable segments originally based on subsidiaries to change. The three and six months ended June 30, 2005 have been restated to reflect the change. The Company’s segments are organized based on differences in products. The Company primarily manufactures coatings and distributes foam, paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas, Florida and Arizona. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments

	Three Months Ended June 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,716,622	$3,963,958	$296,437	$290,740	$26,233	$196,971	$85,927	$7,576,888
Depreciation and Amortization	34,515	7,037	526	516	47	350	153	43,144
Interest Expense	22,247	32,461	2,428	2,381	215	1,613	704	62,049
Segment Profit (Loss)	311,628	30,552	24,237	5,887	904	(4,109)	28,134	397,233
Segment Assets(1)	4,395,637	5,523,154	488,226	483,624	32,485	254,812	105,840	11,283,777
Expenditures for Segment Assets	$57,453	$12,236	$915	$6,349	$81	$608	$265	$77,907

	Three Months Ended June 30, 2005
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$1,904,208	$2,860,424	$211,443	$189,548	$4,602	$6,232	$29,719	$5,206,176
Depreciation and Amortization	20,923	4,531	335	300	7	10	47	26,153
Interest Expense	16,700	25,086	1,854	1,662	40	55	261	45,658
Segment Profit (Loss)	194,787	(136,567)	20,653	24,286	(589)	679	(1,845)	101,404
Segment Assets(1)	2,966,392	3,520,118	335,948	316,322	4,805	18,467	29,918	7,191,970
Expenditures for Segment Assets	$140,896	$103,400	$7,643	$14,859	$166	$225	$1,074	$268,263

	Six Months Ended June 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$4,800,355	$7,151,652	$621,098	$519,294	$30,265	$373,021	$123,317	$13,619,002
Depreciation and Amortization	67,491	13,683	1,188	994	58	714	236	84,364
Interest Expense	40,012	59,610	5,177	4,328	252	3,109	1,028	113,516
Segment Profit	607,906	155,734	65,912	43,361	823	26,341	32,699	932,776
Segment Assets(1)	4,339,027	5,541,433	548,716	481,367	20,912	267,816	84,506	11,283,777
Expenditures for Segment Assets	$154,829	$56,703	$4,924	$17,092	$240	$2,958	$978	$237,724

	Six Months Ended June 30, 2005
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,814,194	$3,991,182	$383,444	$345,927	$4,602	$30,417	$94,063	$7,663,829
Depreciation and Amortization	38,970	8,018	770	695	9	61	189	48,712
Interest Expense	34,671	49,171	4,724	4,262	57	375	1,159	94,419
Segment Profit (Loss)	98,717	(435,031)	11,039	1,424	(733)	3,164	(7,291)	(328,711)
Segment Assets(1)	2,973,966	3,369,979	385,314	362,072	3,319	32,995	64,326	7,191,971
Expenditures for Segment Assets	$169,469	$110,468	$10,613	$19,750	$127	$842	$2,603	$313,872

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Profit or Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Profit or Loss for Reportable Segments	$397,232	$101,405	$932,777	$(328,712)
Unallocated Amounts:
Corporate Expenses	(420,739)	(953,281)	(1,057,705)	(1,766,933)
Income (Loss) Before Income Taxes	$(23,507)	$(851,876)	$(124,928)	$(2,095,645)

Assets
	June 30, 2006	December 31, 2005
Total Assets for Reportable Segments(1)	$11,283,777	$8,205,904
Other Unallocated Amounts(2)	1,744,166	2,429,137
Consolidated Total	$13,027,943	$10,635,041

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash, prepaid expenses and other current assets, and deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the quarter, and six months, ended June 30, 2006 and 2005, and our financial condition at June 30, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under the caption “Forward Looking Statements” in this section of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2005.

Performance for the Second Quarter of 2006 compared to the Second Quarter of 2005

Overall Results of Operations

The following is a summary of sales for the three months ended:

	June 30, 2006	June 30, 2005
Sales	$7,576,888	$5,206,176

Our sales increased $2,370,712, or 46%, for the second quarter of 2006 compared to the second quarter of 2005, due to an increase in the number of sales personnel, independent representatives, and distributors selling our various existing and new product lines across all of our segments, which resulted in greater penetration in the markets in which we participate.

Our gross profit increased $618,675, or 60%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to sales volume growth in all of our segments. The gross margin increased 2% for the second quarter of 2006 compared to the second quarter of 2005, due to economies of scale realized from increased purchasing power for the raw materials related to our manufactured, and finished, goods, improved manufacturing efficiencies, and changes in our product mix.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense - related party, and other income (expense). These total costs and expenses increased $1,542,343, or 25%, for the second quarter of 2006 compared to the second quarter of 2005, due to an increase of $1,752,037 for cost of sales, $16,989 for depreciation and amortization, $15,444 for interest expense, and $1,183 for interest expense - related party, offset primarily by a decrease of $154,027 for SG&A, $81,948 for professional fees and $24,577 for consulting fees.

Cost of sales increased $1,752,037, or 42%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to an increase in purchases of raw materials for manufactured, and finished, goods to support our sales growth.

SG&A decreased $154,027, or 10%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, due to a decrease of $35,571 for insurances, $64,467 for advertising, $341,140 for director fees, $28,878 for investor relations, $5,438 for rents, $25,498 for bad debts, and $164,755 for corporate office expenses, offset by an increase of $349,258 for payroll and related employee benefits, $70,124 for sales commissions, $6,509 for travel and related services, $62,142 for marketing, promotions and trade shows, $15,313 for recruiting fees, and $8,375 for American Stock Exchange Fees.

Professional fees decreased $81,948, or 65%, for the second quarter of 2006 compared to the second quarter of 2005, due to a decrease of $29,380 for outside accountants, auditing and auditing related services and $52,568 for legal fees.

Depreciation and amortization expense increased $16,989, or 83%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to an increase of $16,989 relating to depreciable property, plant and equipment.

Consulting fees decreased $24,577, or 38%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, due to a decrease in outside professional services for investor relations, computer software, and insurance.

Interest expense increased $15,444, or 144%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to an increase in the aggregate amount of funds borrowed from the note payable - other, which note payable - other was subsequently replaced with a line of credit during the second quarter of 2006. Interest expense - related party increased $1,183, or 3%, in the second quarter of 2006 compared to the second quarter of 2005.

We had income of $29,000 from discontinued operations for the second quarter of 2006 due to a reduction in the reserve for litigation for discontinued operations compared to income of $2,514 for the second quarter of 2005.

Net loss and loss per share for the second quarter of 2006 were $92,737 and $0.002, respectively, compared to a $849,361 net loss and $0.016 net loss per share, for the second quarter of 2005. The net loss was primarily attributable to non-cash items relating to share-based compensation expense and deferred tax asset.

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	June 30, 2006	June 30, 2005
Coatings	$2,716,622	$1,904,208
Foam	3,963,958	2,860,424
Paints	296,437	211,443
Sealants	290,740	189,548
Adhesives	26,233	4,602
Equipment	196,971	6,232
All Other	$85,927	$29,719

Coatings sales increased $812,414, or 43%, for the second quarter of 2006 compared to the second quarter of 2005, due to an increase in our sales force and marketing and promotion programs, which resulted in greater market penetration. Segment profit increased $116,841, or 60%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Other factors increasing the coatings segment profit for the quarter ended June 30, 2006 were increased sales volumes, manufacturing efficiencies, economies of scales realized for increased purchasing power for raw materials for manufactured, and finished, goods.

Foam sales increased $1,103,534, or 39%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, due to the same reasons enumerated in our coatings segment above. Segment profit was $30,552 for the three months ended June 30, 2006 compared to a loss of $136,567 for the three months ended June 30, 2005. Other factors attributable to the foam segment profit for the second quarter of 2006 were increased sales volumes of higher margin foam products for insulation markets compared to lower margin foam products for roofing markets and increased purchasing power for finished goods.

Paints sales increased $84,994, or 40%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, as a result of an increase in our sales force and limited regional advertising, marketing and promotional programs. Segment profit increased $3,584, or 17%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Other factors increasing the paints segment profit for the three months ended June 30, 2006 were increased sales volumes and purchasing power for finished goods.

Sealants sales increased $101,192, or 53%, for the second quarter of 2006 compared to the second quarter of 2005, due to the same reasons enumerated in our paints segment. Segment profit decreased $18,399 for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The sealants segment loss for the quarter ended June 30, 2006 was attributable to higher costs for finished goods.

Adhesives sales increased $21,631, 470%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, as a result of an increase in demand. Segment profit was $904 for the second quarter of 2006 compared to a loss of $589 for the second quarter of 2005.

Equipment sales increased $190,739, or 3,061%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to the same reasons enumerated in our coatings and foam segments. Segment loss was $4,109 for the second quarter of 2006 compared to a profit of $679 for the second quarter of 2005.

All Other sales increased $56,208, or 189%, for the second quarter of 2006 compared to the second quarter of 2005, due to an increase in walk-in customers in our Florida and Arizona locations needing sundry items. Segment profit was $28,134 for the quarter ended June 30, 2006 compared to a loss of $1,845 for the quarter ended June 30, 2005.

Performance for the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Overall Results of Operations

The following is a summary of sales for the six months ended:
	June 30, 2006	June 30, 2005
Sales	$13,619,002	$7,663,829

Our sales increased $5,955,173, or 78%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to an increase in the number of sales personnel, independent representatives, and distributors selling our various existing and new product lines across all of our segments, which resulted in greater penetration in the markets in which we participate.

Our gross profit increased $1,616,312, or 127%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to sales volume growth in all of our segments. The gross margin increased 4.6% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to economies of scale realized from increased purchasing power for the raw materials related to our manufactured, and finished, goods and improved manufacturing efficiencies.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense - related party, and other income (expense). These total costs and expenses increased $3,984,458, or 41%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to an increase of $4,338,861 for cost of sales, $35,651 for depreciation and amortization, $12,776 for interest expense, and $7,903 for interest expense - related party, offset primarily by a decrease of $84,056 for SG&A, $278,964 for professional fees and $64,956 for consulting fees.

Cost of sales increased $4,338,861, or 68%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to an increase in purchases of raw materials for manufactured, and finished, goods to support our sales growth.

SG&A decreased $84,056, or 3%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to a decrease of $33,516 for insurances, $25,423 for travel and related services, $73,236 for advertising, $340,390 for director fees, $25,375 for American Stock Exchange Fees, $17,514 for investor relations, $6,711 for rents, and $359,221 for corporate office expenses, offset by an increase of $523,801 for payroll and related employee benefits, $90,530 for sales commissions, $143,450 for marketing, promotions and trade shows, $28,789 for recruiting fees, and $10,759 for bad debts.

Professional fees decreased $278,964, or 71%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to a decrease of $43,911 for outside accountants, auditing and auditing related services and $235,053 for legal fees.

Depreciation and amortization expense increased $35,651, or 73%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to an increase of $31,805 relating to depreciable property, plant and equipment and $3,846 related to amortizable assets.

Consulting fees decreased $64,957, or 52%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to a decrease in outside professional services for investor relations, computer software, and insurance.

Interest expense increased $12,776, or 45%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to an increase in the aggregate amount of funds borrowed from the note payable - other, which note payable - other was subsequently replaced with a line of credit during the second quarter of 2006. Interest expense - related party increased $7,903, or 10%, for the six month period ended June 30, 2006 compared to the prior year’s six month period.

We had income of $324,069 from discontinued operations for the six month period ended June 30, 2006 as a result of gains from write offs of aged accounts payables and a reduction in the reserve for litigation, compared to a loss of $324,591 for the prior year’s six month period.

Net income and earnings per share - assuming dilution for the six months ended June 30, 2006 were $234,270 and $.005, respectively, compared to a $2,420,234 net loss and $.047 net loss per share, for the six months ended June 30, 2005. The net income was due to increases in sales forces, selling prices, economies of scale realized from increased purchasing power for the raw materials related to our manufactured, and finished, goods and improved manufacturing efficiencies, partially offset by non-cash items relating to share-based compensation expense and deferred tax asset.

Results of Business Segments

The following is a summary of sales by segment for the six months ended:

Segments	June 30, 2006	June 30, 2005
Coatings	$4,800,355	$2,814,194
Foam	7,151,652	3,991,182
Paints	621,098	383,444
Sealants	519,294	345,927
Adhesives	30,265	4,602
Equipment	373,021	30,417
All Other	$123,317	$94,063

Coatings sales increased $1,986,161, or 71%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to an increase in our sales force, advertising, marketing and promotion programs, which resulted in greater market penetration, and higher selling prices. Segment profit increased $509,189, or 516%, for the six month period ended June 30, 2006 compared to the prior year’s six month period. Other factors increasing the coatings segment profit for the six months ended June 30, 2006 were increased sales volumes, manufacturing efficiencies and economies of scales realized for increased purchasing power for raw materials for manufactured, and finished, goods.

Foam sales increased $3,160,470, or 79%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to the same reasons enumerated in our coatings segment above. Segment profit was $155,734 for the six months ended June 30, 2006 compared to a loss of $435,031 for the six months ended June 30, 2005. Other factors increasing the foam segment profit for the six month period ended June 30, 2006 were increased sales volumes of higher margin foam products for insulation markets compared to lower margin foam products for roofing markets and increased purchasing power for finished goods.

Paints sales increased $237,654, or 62%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as a result of an increase in our sales force and limited regional advertising, marketing and promotional programs. Segment profit increased $54,873, or 497%, for the six month period ended June 30, 2006 compared to the prior year’s six month period. Other factors increasing the paints segment profit for the six months ended June 30, 2006 were increased sales volumes and purchasing power for finished goods.

Sealants sales increased $173,367, or 50%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to the same reasons enumerated in our paints segment. Segment profit increased $41,937, or 2,945%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other factors increasing the sealants segment profit for the six month period ended June 30, 2006 were increased sales volumes partially offset by higher costs for finished goods.

Adhesives sales increased $25,663 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to increased demand. Segment profit was $823 for the six month period ended June 30, 2006 compared to a loss of $733 for the prior year’s six month period.

Equipment sales increased $342,604, or 1,126%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to the same reasons enumerated in our coatings and foam segments. Segment profit increased $23,177, or 733%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other factors increasing the equipment segment profit for the six month period ended June 30, 2006 were increased sales volumes.

All Other sales increased $29,254, or 31%, for the six month period ended June 30, 2006 compared to the prior year’s six month period, due to an increase in walk-in customers in our Florida and Arizona locations needing sundry items. Segment profit was $32,699 for the six months ended June 30, 2006 compared to a loss of $7,291 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Net cash used in our operations was $1,373,436 for the six months ended June 30, 2006 compared to $2,325,563 for the six month ended June 30, 2005. The cash used in operations for the six month period ended June 30, 2006 was attributable to our net income for the six month period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, and accounts payable, and decreases in deposits and other non current assets, accrued expenses and other current liabilities and other liabilities. For the six months ended June 30, 2006 and 2005, net cash used in operating activities for discontinued operations was $331,569 and $410,931, respectively. Cash from operations, available funds under the $3,000,000 line of credit, as well as the funds available from the $1,500,000 commitment from the Chairman of the Board, are expected to continue to be sufficient to meet our operating requirements and to fund our capital spending. It is important to note that our Condensed Consolidated Balance Sheets reflect a minimal cash balance at June 30, 2006 due to a sweep feature incorporated in the $3,000,000 line of credit, which feature is being utilized to manage cash flow fluctuations and automatically pay down the line of credit when cash is available in our banking accounts to minimize interest expense. Notwithstanding the foregoing, we may seek to raise additional funds through private placements of common stock to accredited sophisticated investors to fund our trade receivables growth during 2006, an acquisition as part of our strategy for accelerating growth, or to pay down our short and long term debts, depending on market conditions. Net cash used in investing activities was $218,612 for the six months ended June 30, 2006 compared to $2,245,281 for the six months ended June 30, 2005. We invested $93,302 in computers and software and $120,542 in machinery and equipment during the six month period ended June 30, 2006. Net cash provided by financing activities was $1,205,816 for the six month period ended June 30, 2006 compared to $4,653,904 for the prior year’s six month period. At June 30, 2006, we are utilizing $2,499,074 from our line of credit and borrowed $590,000 under the $1,500,000 commitment from the Chairman of the Board. We also made $121,629 in principal repayments on our long term debt during the six months ended June 30, 2006.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and operating at a level appropriate to provide reasonable assurance. There were no changes in our internal controls after the second quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2006, we issued restricted common stock for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

(a)    On May 28, 2006, the fourth increment of 292,000 shares of restricted common stock granted and issued to our Chairman pursuant to a one time grant of 1,168,000 shares under the Director Compensation Plan (“Director Plan”), vested. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued on May 28, 2002. The value ascribed to these vested shares was recorded at $183,960.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Pursuant to SEC regulations, we are required to include a copy of our written audit committee charter as an appendix in our proxy statement at least once every three years. We did not include our audit committee charter in our most recent proxy statement as required and are including it as an exhibit to this report to satisfy this requirement.

Item 6. Exhibits.

See Index of Exhibits on Page 15.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	July 28, 2006	By:	/s/	Douglas J. Kramer, CEO
Douglas J. Kramer
President and CEO

LAPOLLA INDUSTRIES, INC.

Date:	July 28, 2006	By	/s/	John A. Campbell, CFO
John A. Campbell
CFO and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

99.1	Audit Committee Charter, as Amended December 20, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.