Form 10-Q
period 2006-09-30
LAPOLLA INDUSTRIES INC
filed 2006-11-01
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of October 13, 2006 there were 53,574,251 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 (Unaudited) and December 31, 2005	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2006 and 2005	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2006 and 2005	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$492,400	$400,621
Trade Receivables, Net	5,041,967	4,209,931
Inventories	3,388,976	1,393,603
Prepaid Expenses and Other Current Assets	1,008,370	295,557
Deferred Income Taxes, Net	561,995	1,140,172
Total Current Assets	10,493,708	7,439,884

Property, Plant and Equipment, Net	1,090,730	907,574

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	171,166	188,476
Deposits and Other Non-Current Assets	100,308	148,107
Total Other Assets	2,222,474	2,287,583

Total Assets	$13,806,912	$10,635,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$6,479,677	$4,074,946
Accrued Expenses and Other Current Liabilities	415,397	1,019,071
Line of Credit	488,214	21,816
Loans Payable - Related Party	—	3,000,000
Note Payable - Other	—	1,693,211
Current Portion of Long-Term Debt	117,255	78,543
Current Portion of Liabilities from Discontinued Operations	228,316	699,345
Total Current Liabilities	7,728,859	10,586,932

Other Liabilities
Non Current Portion of Long-Term Debt	164,288	218,417
Non Current Portion of Liabilities from Discontinued Operations	161,855	140,641
Reserve for Litigation	2,500	175,378
Total Other Liabilities	328,643	534,436

Total Liabilities	8,057,502	11,121,368

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) at September 30, 2006 and December 31, 2005; $62,500 aggregate liquidation preference at September 30, 2006 and December 31, 2005	55,035	55,035
Series D, 25,000 Shares Authorized; 6,900 Issued and Outstanding at September 30, 2006; $6,900,000 aggregate liquidation preference at September 30, 2006	6,900	—
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,574,251 Issued and Outstanding at September 30, 2006 and December 31, 2005, respectively	535,743	532,103
Additional Paid-In Capital	68,970,809	61,594,114
Accumulated Deficit	(63,819,077)	(62,667,579)
Total Stockholders’ Equity	5,749,410	(486,327)

Total Liabilities and Stockholders’ Equity	$13,806,912	$10,635,041

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$9,116,759	$5,559,461	$22,735,762	$13,223,290

Cost of Sales	7,454,610	4,438,514	18,181,763	10,826,805

Gross Profit	1,662,149	1,120,947	4,553,999	2,396,485

Operating Expenses:
Selling, General and Administrative	2,184,581	1,509,665	4,810,740	4,219,879
Professional Fees	53,212	45,465	167,465	438,683
Depreciation and Amortization	51,023	25,009	135,387	73,721
Consulting Fees	34,458	51,203	94,893	176,595
Interest Expense	53,486	22,787	94,806	51,329
Interest Expense - Related Party	52,849	91,114	143,096	173,458
Other (Income) Expense	—	(5,269)	—	(22,511)
Total Operating Expenses	2,429,609	1,739,973	5,446,387	5,111,154

Operating (Loss) Before Income Taxes	(767,460)	(619,026)	(892,388)	(2,714,669)

Income Tax (Expense)-Deferred	(613,307)	—	(578,177)	—

Operating (Loss)	(1,380,767)	(619,026)	(1,470,565)	(2,714,669)

Income (Loss) From Discontinued Operations,
Net of Income Tax Benefit-Deferred	(5,000)	349,117	319,068	24,526

Net (Loss)	$(1,385,767)	$(269,909)	$(1,151,497)	$(2,690,143)
Plus: Dividends on Preferred Stock	(1,323)	—	(1,323)	—
Net (Loss) Available to Common Stockholders	$(1,387,090)	$(269,909)	$(1,152,820)	$(2,690,143)

Net Income (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.025)	$(0.012)	$(0.027)	$(0.054)
Discontinued Operations	(0.000)	0.006	0.005	0.000
Total	$(0.025)	$(0.006)	$(0.022)	$(0.054)

Weighted Average Shares Outstanding	53,551,051	50,306,865	53,360,621	50,351,466

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net Income (Loss)
Continuing Operations	$(1,470,565)	$(2,714,672)
Discontinued Operations	319,069	24,526
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	199,769	107,492
Provision for Losses on Trade Receivables	133,465	53,295
Deferred Income Taxes	578,177	—
Accrued Dividends on Preferred Stock	(1,323)	—
Loss on Disposition of Property, Plant and Equipment	—	(2,657)
Share Based Compensation Expense	488,558	518,270
Changes in Assets and Liabilities, Net of Effects of Purchase of Business Entity:
Trade Receivables	(965,502)	(1,436,770)
Inventories	(1,995,373)	(362,374)
Prepaid Expenses and Other Current Assets	(537,313)	(166,941)
Deposits and Other Non Current Assets	(127,700)	(68,283)
Accounts Payable	2,404,731	1,663,572
Accrued Expenses and Other Current Liabilities	(320,021)	57,857
Other Liabilities	(174,552)	344,798
Net Operating Activities of Discontinued Operations	(331,569)	(800,179)
Net Cash Provided by (Used in) Operating Activities	(1,800,149)	(2,782,066)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(365,616)	$(307,959)
Payment for Purchase of Business Entity, Net of Cash Acquired	—	(1,931,825)
Net Cash Provided by (Used in) Investing Activities	(365,616)	(2,239,784)

Cash Flows From Financing Activities
Proceeds from Lines of Credit	$6,361,214	$25,594
Principal Repayments on Lines of Credit	(5,894,816)	(182,082)
Proceeds from Loans Payable - Related Party	4,360,000	4,302,500
Principal Repayments on Loans Payable - Related Party	(610,000)	—
Proceeds from Note Payable - Other	3,823,339	1,250,000
Principal Repayments on Note Payable - Other	(5,493,211)	—
Principal Repayments on Long Term Debt	(170,734)	(40,921)
Net Financing Activities of Discontinued Operations	(118,248)	—
Net Cash Provided by (Used in) Financing Activities	2,257,544	5,335,091

Net Increase (Decrease) In Cash	$91,779	$333,241
Cash and Cash Equivalents at Beginning of Period	400,621	24,465
Cash and Cash Equivalents at End of Period	$492,400	$357,706

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$131,763	$34,579

Supplemental Schedule of Non Cash Investing and Financing Activities

Property, Plant and Equipment acquired via issuance of Long Term Debt	$37,349	$327,082
Common Stock issued as Other Compensation pursuant to Employment Agreements	—	10,960
Common Stock issued for Director Fees pursuant to Director Compensation Plan	233,640	339,290
Common Stock issued in connection with Purchase of Business Entity	—	22
Conversion of Loans Payable - Related Party to Note Payable - Related Party	3,000,000	—
Conversion of Line of Credit to Note Payable - Other	3,000,000	—
Conversion of Note Payable - Other to Note Payable - Related Party	3,000,000	—
Common Stock issued upon Cancellation of Indebtedness - Related Party	$6,900,000	$6,000,000

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of LaPolla Industries, Inc. (the “Company” or “LaPolla”) as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. These condensed financial statements should be read in conjunction with the financial statements and notes included in LaPolla’s Annual Report on Form 10-K, for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior years have been reclassified to conform to the 2006 unaudited condensed consolidated financial statement presentation. Refer to the Company’s 2005 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2006.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarter ended September 30, 2006 and 2005, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 56.47% and 72.35% of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	September 30, 2006	December 31, 2005
Trade Receivables	$5,242,024	$4,276,522
Less: Allowance for Doubtful Accounts	(200,057)	(66,591)
Trade Receivables, Net	$5,041,967	$4,209,931

On September 18, 2006, the Company received notice that one of its long standing customers owing $377,072 filed a voluntary petition under the provisions of Chapter 11 of the Bankruptcy Code on September 18, 2006, of which $201,572 was written off as bad debt and $175,500 reclassified as an other current asset based on filing a claim under our credit insurance policy for this particular customer. Additionally, the Company increased its provision for losses on trade receivables by $109,708.

Note 4.	Inventories.

The following is a summary of inventories at:
	September 30, 2006	December 31, 2005
Raw Materials	$686,337	$591,398
Finished Goods	2,702,639	802,205
Total	$3,388,976	$1,393,603

Note 5.	Deferred Income Taxes.

The following is a summary of deferred income taxes at:

Deferred Tax Assets:	September 30, 2006	December 31, 2005
Net Operating Loss Carry-Forwards	$30,125,029	$29,232,642
Temporary Differences:
Nondeductible Accruals	(1,027,252)	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	29,097,777	28,842,594
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	9,893,244	9,806,482
Valuation Allowance for Deferred Tax Assets	(9,331,249)	(8,666,310)
Net Deferred Taxes	$561,995	$1,140,172

See also Note 6 for a summary of deferred income taxes for discontinued operations.

Note 6.	Discontinued Operations.

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. The following is a summary of the liabilities of discontinued operations at:

Liabilities	September 30, 2006	December 31, 2005
Accounts Payable	$—	$199,427
Line of Credit	387,671	499,918
Reserve for Litigation	2,500	140,641
Total Liabilities	$390,171	$839,986

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 6.	Discontinued Operations - continued.

Significant components of the Company's discontinued operations deferred tax assets and liabilities are as follows at:

Deferred Tax Assets:	September 30, 2006	December 31, 2005
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,498,405	$33,949,445
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets before Utilization	11,389,458	11,542,811
Income Tax (Benefit) Utilized	(44,870)	—
Income Taxes Currently Payable (Refundable)	108,483	44,870
Total Income Tax (Benefit) to be Utilized	(108,483)	(44,870)
Total Deferred Tax Assets after Utilization	11,236,105	11,497,941
Valuation Allowance for Deferred Tax Assets	(11,236,105)	(11,497,941)
Net Deferred Taxes	$—	$—

Future tax benefit for net operating loss carry-forwards are subject to limitations based on discontinued operating subsidiaries’ abilities to generate future taxable income.

Note 7. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2006	December 31, 2005
Vehicles	$419,255	$379,676
Leasehold Improvements	14,191	14,191
Office Furniture and Equipment	173,500	164,258
Computers and Software	483,918	312,999
Machinery and Equipment	630,112	367,478
Plant Construction in Progress	—	116,756
Total Property, Plant and Equipment	$1,720,976	$1,355,358
Less: Accumulated Depreciation	(630,246)	(447,784)
Total Property, Plant and Equipment, Net	$1,090,730	$907,574

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of goodwill at:

	September 30, 2006	December 31, 2005
Coatings	$1,049,458	$1,049,458
Foam	640,577	640,577
Paints	123,092	123,092
Sealants	125,507	125,507
Adhesives	172	172
Equipment	12,194	12,194
Totals	$1,951,000	$1,951,000

The following is a summary of other intangible assets at:

	September 30, 2006	December 31, 2005
Customer List	$69,235	$69,235
Product Formulation	138,471	138,471
Total Other Intangible Assets	$207,706	$207,706
Less: Accumulated Amortization	(36,540)	(19,230)
Total Other Intangible Assets, Net	$171,166	$188,476

Note 9.	Line of Credit.

On September 22, 2006, the Chairman and the Company established a collateralized $1,000,000 Line of Credit with Wachovia Bank, N.A. for working capital to improve management of cash flow and facilitate growth and expansion of the Company, of which $750,000 is secured by a certificate of deposit owned by the Chairman and $250,000 is secured by a certificate of deposit owned by the Company.

On September 22, 2006, the Chairman and the Company converted the $3,000,000 line of credit established with Wachovia bank, N.A. on May 31, 2006 previously reflected on the face of the Consolidated Balance Sheets to an unsecured three year note payable. See Note 10 (Note Payable - Other).

Note 10.	Note Payable - Other.

On September 22, 2006, the Chairman and the Company converted its unsecured line of credit with Wachovia Bank, N.A. into an unsecured three year note payable bearing interest at LIBOR plus 2.25%. The Chairman assumed sole responsibility for this Note Payable - Other on September 27, 2006. See Note 11 - Note Payable - Related Party, Item (b).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 11.	Note Payable - Related Party.

(a)
On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, bearing interest at nine percent (6%) per annum, with principal to be paid on December 31, 2007 (“Related Party Note”); provided, however, that if the Company subsequent to the date hereof but prior to December 31, 2007 raises private debt or equity financing yielding gross proceeds of not less than $7,000,000, then the unpaid principal balance will become due and payable. Prior to establishment of the Related Party Note, the Company owed the Chairman $3,000,000 which was advanced during 2005 for working capital and previously classified as Loans Payable - Related Party. The Related Party Note memorialized the cancellation of the demand nature of the $3,000,000 indebtedness owed by the Company to the Chairman and established a repayment date and condition of prepayment in the event the Company achieves a financing. On September 29, 2006, the Chairman canceled this Note Payable - Related Party, along with accrued interest, in exchange for the issuance of Series D Preferred Stock. See Note 13 - Preferred Stock, Item (c).

(b)
On September 27, 2006, the Chairman assumed sole responsibility for the three year unsecured Note Payable - Other established with Wachovia Bank, N.A. on September 22, 2006 bearing interest at LIBOR plus 2.25%. See Note 10 - Note Payable - Other.  On September 29, 2006, the Chairman canceled this Note Payable - Related Party, along with accrued interest, in exchange for the issuance of Series D Preferred Stock. See Note 13 - Preferred Stock, Item (c).

Note 12.	Loans Payable - Related Party.

On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide $1,500,000 for working capital to facilitate growth and expansion of the Company. The funding will take the form of a demand loan bearing six percent (6%) interest per annum. The Chairman had loaned the Company funds aggregating $750,000, net under this commitment as of September 29, 2006, which amount, along with accrued interest, was then canceled in exchange for the issuance of Series D Preferred Stock. See Note 13 - Preferred Stock, Item (c).

Note 13.	Preferred Stock.

(a)
Series C Convertible Preferred Stock. The Board of Directors amended the Series C Convertible Preferred Stock designation reducing the original authorized amount of 750,000 shares to the actual number of preferred shares sold in that series, a total amount of 687,895 as of September 27, 2006. This made available 62,105 shares under the Company’s 2,000,000 blanket preferred authorization for use in establishing other preferred stock designations under the Company’s Restated Certificate of Incorporation, as amended.

(b)
Series D Preferred Stock. The Board of Directors designated a new series of preferred stock, Series D Preferred Stock, effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred Stock of $1,000, which includes the par value of $1.00 per share. Holders of the outstanding Series D Preferred Stock have no voting rights with respect to the Series D Preferred Stock, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred Stock. Such dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2006 (each of such dates being a "dividend payment date"). Such dividend (a) shall accrue and may be accumulated or paid in the discretion of the Board of Directors, on each Series D Preferred Stock from the date of issuance of such Series D Preferred Stock (with appropriate pro-ration for any partial dividend period); (b) shall accrue from day-to-day, whether or not earned or declared; and (c) dividends may be paid, subject to the terms hereof, in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor.

(c)
Securities Purchase Agreement - Related Party. On September 29, 2006, the Company entered into a Series D Preferred Stock Securities Purchase Agreement with the Chairman and principal stockholder. As described above, the Company authorized 25,000 shares of the Series D Preferred Stock and issued and sold 6,900 shares, $1.00 par value, in exchange for the cancellation of $6,900,000 in loans and related accrued interest. Refer to Notes 11 and 12 above for more information on the canceled loans. See also (b) above for a brief description of certain terms and conditions of the Series D Preferred Stock purchased, which is qualified in its entirety by the original agreement included as an exhibit to this filing.

Note 14.	Net (Loss) Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss) Before Income Taxes	$(767,460)	$(0.014)	$(619,026)	$(0.012)	$(892,388)	$(0.016)	$(2,714,669)	$(0.054)
Income Tax (Expense)-Deferred	(613, 307)	(0.011)	—	—	(578,177)	(0.010)	—	—
Operating (Loss)	$(1,380,767)	$(0.025)	$(619,026)	$(0.012)	$(1,470,565)	$(0.026)	$(2,714,669)	$(0.054)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	(5,000)	(0.000)	349,117	0.006	319,068	0.005	24,526	0.000
Net (Loss)	$(1,385,767)	$(0.025)	$(269,909)	$(0.006)	$(1,151,497)	$(0.021)	$(2,690,143)	$(0.054)
Plus: Dividends on Preferred Stock	(1,323)	(0.000)	—	—	(1,323)	(0.000)	—	—
Net (Loss) Available to Common Stockholders	$(1,387,090)	$(0.025)	$(269,909)	$(0.006)	$(1,152,820)	$(0.021)	$(2,690,143)	$(0.054)
Weighted Average Common Shares Outstanding	53,551,051		50,306,865		53,360,621		50,351,466

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 69,447 and 364,000 shares, respectively, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the Director Compensation Plan and (ii) exercise of 664,868 and 183,368 vested stock options, respectively, for the three and nine months ended September 30, 2006 and 2005.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 15.	Business Segment Information.

The Company is a national manufacturer and distributor with seven segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. The Company established these segments in the fourth quarter of 2005 due to a change in the structure of its internal organization which caused the composition of its prior reportable segments originally based on subsidiaries to change. The three and nine months ended September 30, 2005 has been restated to reflect the change. The Company’s segments are organized based on differences in products. The Company primarily manufactures coatings and distributes foam, paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas, Florida and Arizona. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments
	Three Months Ended September 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,591,773	$5,864,422	$249,769	$210,268	$882	$118,253	$81,392	$9,116,759
Depreciation and Amortization	40,819	9,171	391	329	1	185	127	51,023
Interest Expense	27,225	61,602	2,624	2,209	9	1,242	855	95,766
Segment Profit (Loss)	140,823	(388,208)	20,942	23,011	(15)	12,579	17,234	(173,634)
Segment Assets(1)	3,833,519	6,940,091	391,392	351,375	1,119	139,220	87,431	11,744,147
Expenditures for Segment Assets	$59,162	$80,426	$3,425	$5,508	$12	$1,622	$1,116	$151,271

	Three Months Ended September 30, 2005
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$1,966,521	$3,052,386	$217,347	$265,417	$—	$26,761	$31,028	$5,559,460
Depreciation and Amortization	20,008	4,249	303	369	—	37	43	25,009
Interest Expense	33,842	52,532	3,741	4,568	—	461	534	95,678
Segment Profit (Loss)	173,968	(192,672)	18,520	29,453	—	301	(3,583)	25,987
Segment Assets(1)	2,964,710	3,613,385	334,773	384,004	172	38,257	30,219	7,365,520
Expenditures for Segment Assets	$45,742	$17,797	$1,267	$5,356	$—	$156	$181	$70,499

	Nine Months Ended September 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$7,392,130	$13,016,073	$870,867	$729,562	$31,147	$491,274	$204,709	$22,735,762
Depreciation and Amortization	108,309	22,971	1,537	1,287	55	867	361	135,387
Interest Expense	68,044	119,813	8,016	6,716	287	4,522	1,884	209,282
Segment Profit (Loss)	574,280	(464,168)	63,115	46,544	(507)	24,221	45,663	289,148
Segment Assets(1)	4,233,526	6,247,089	498,207	439,757	13,588	223,804	88,176	11,744,147
Expenditures for Segment Assets	$216,146	$133,397	$8,925	$23,075	$319	$5,035	$2,098	$388,995

	Nine Months Ended September 30, 2005
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$4,780,716	$7,043,568	$600,791	$611,344	$4,602	$57,178	$125,091	$13,223,290
Depreciation and Amortization	58,978	12,301	1,049	1,068	8	100	218	73,722
Interest Expense	68,727	101,258	8,637	8,789	66	822	1,798	190,097
Segment Profit (Loss)	273,140	(628,694)	29,953	30,786	(712)	3,435	(10,633)	(302,725)
Segment Assets(1)	3,007,011	3,524,696	369,097	375,833	2,056	35,607	51,221	7,365,521
Expenditures for Segment Assets	$214,265	$130,254	$11,110	$25,289	$85	$1,057	$2,313	$384,373

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the periods indicated:

Profit or Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Profit or Loss for Reportable Segments	$(173,634)	$25,987	$289,149	$(302,724)
Unallocated Amounts:
Corporate Expenses	(593,826)	(645,015)	(1,181,536)	(2,411,948)
(Loss) Before Income Taxes	$(767,460)	$(619,028)	$(892,387)	$(2,714,672)

Assets
	September 30, 2006	December 31, 2005
Total Assets for Reportable Segments(1)	$11,744,147	$8,205,904
Other Unallocated Amounts(2)	2,062,764	2,429,137
Consolidated Total	$13,806,912	$10,635,041

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents, prepaid expenses and other current assets, and deferred tax assets.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the quarter, and nine months, ended September 30, 2006 and 2005, and our financial condition at September 30, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under the caption “Forward Looking Statements” in this section of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2005.

Performance for the Third Quarter of 2006 compared to the Third Quarter of 2005

Overall Results of Operations

The following is a summary of sales for the three months ended:

	September 30, 2006	September 30, 2005
Sales	$9,116,759	$5,559,460

Sales increased $3,557,298, or 64%, for the third quarter of 2006 compared to the third quarter of 2005, due to an increase in the number of sales personnel, independent representatives, and independent distributors selling our various existing and new product brands across all of our segments except for the sealants segment, which resulted in greater penetration in the markets in which we participate.

Gross profit increased $541,202, or 48%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to sales volume growth in all of our segments except for the sealants segment. The gross margin decreased 1.9% for the third quarter of 2006 compared to the third quarter of 2005, primarily due to a disproportionate increase in sales in our foam segment through independent distributors instead of direct to contractors at a lower gross margin. Notwithstanding the foregoing decrease, we are continuing to benefit from economies of scale realized from increased purchasing power for the raw materials related to our manufactured and finished goods, improved manufacturing efficiencies, and changes in our product mix.

Total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense - related party, and other income (expense). These total costs and expenses increased $3,705,732, or 59%, for the third quarter of 2006 compared to the third quarter of 2005, due primarily to an increase of $3,016,096 for cost of sales, $674,916 for SG&A, $7,747 for professional fees, $26,014 for depreciation and amortization, and $30,699 for interest expense, offset by a decrease of $38,265 for interest expense - related party and $16,745 for consulting fees.

Cost of sales increased $3,016,096, or 67%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to an increase in purchases of raw materials for manufactured and finished goods to support our sales growth.

SG&A increased $674,916, or 44%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, due to an increase of $116,664 for payroll and related employee benefits, $113,536 for sales commissions, $66,370 for travel and related services, $147,644 for marketing, promotions and trade shows, $750 for director fees, $311,280 for bad debts, and $75,105 for corporate office expenses, offset by a decrease of $82,952 for insurances, $28,676 for advertising, $20,285 for recruiting fees, $5,625 for American Stock Exchange fees, $10,713 for investor relations, and $8,181 for rents.

Professional fees increased $7,747, or 17%, for the third quarter of 2006 compared to the third quarter of 2005, due to an increase of $17,527 in legal fees, offset by a decrease of $9,780 for outside accountants, auditing and auditing related services.

Depreciation and amortization expense increased $26,013, or 104%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to an increase in depreciable property, plant and equipment, which is comprised of $38,170 for vehicles, $25,336 for machinery and equipment, $9,242 for officer furniture and equipment, and $77,617 for computer hardware and software.

Consulting fees decreased $16,745, or 33%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, due to a decrease in outside professional services for investor relations, software implementation, and insurance.

Interest expense increased $30,699, or 135%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to an increase in the aggregate amount of funds borrowed under our financing instruments.

Interest expense - related party decreased $38,264, or 42%, in the third quarter of 2006 compared to the third quarter of 2005, due to a decrease in the aggregate amount of funds borrowed under our financing instruments with the Chairman.

We had a loss of $5,000 from discontinued operations for the third quarter of 2006 for legal fees relating to litigation for discontinued operations compared to income of $5,269 for the third quarter of 2005.

Net loss and loss per share for the third quarter of 2006 were $1,385,767 and $0.025, respectively, compared to a $269,909 net loss and $0.006 net loss per share, for the third quarter of 2005. The net loss was primarily attributable to an increase in bad debt expense due to one of our long time customers filing for protection under Chapter 11 of the bankruptcy code, increase in the percentage used to calculate our provision for losses on trade receivables, increase in SG&A for our growing sales force, and decrease in our deferred tax asset due to the loss experienced in the third quarter of 2006.

We had accrued dividends of $1,323 from our newly designated Series D Preferred Stock sold to our Chairman in exchange for cancellation of indebtedness amounting to $6,900,000 at the end of the third quarter of 2006.

Net loss available to common stockholders and related loss per share for the third quarter of 2006 were $1,387,090 and $0.025. The increase in net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock at the end of the third quarter of 2006.

Index

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	September 30, 2006	September 30, 2005
Coatings	$2,591,773	$1,966,521
Foam	5,864,422	3,052,386
Paints	249,769	217,347
Sealants	210,268	265,417
Adhesives	882	—
Equipment	118,253	26,761
All Other	$81,392	$31,028

Coatings sales increased $625,252, or 33%, for the third quarter of 2006 compared to the third quarter of 2005, due to an increase in our sales force and marketing and promotion programs, which resulted in greater market penetration. Segment profit decreased $33,143, or 19%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The decrease in our coatings segment profit for the quarter ended September 30, 2006 was primarily attributable to increases in expenses related to our growing sales force and bad debt write offs, partially offset by increased sales volumes, manufacturing efficiencies, economies of scale realized for increased purchasing power for raw materials for manufactured and finished goods.

Foam sales increased $2,812,036, or 92%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, due to the same reasons enumerated in our coatings segment above, including the addition of independent distributors. Segment loss increased $195,537, or 101%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in our foam segment loss for the third quarter of 2006 was primarily attributable to an increase in our foam products being sold through independent distributors at lower margins, partially offset by increased sales volumes of higher margin foam products for insulation markets compared to lower margin foam products for roofing markets direct to our customers, and increased purchasing power for finished goods.

Paints sales increased $32,422, or 15%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as a result of an increase in our sales force and limited regional advertising, marketing and promotional programs. Segment profit increased $2,422, or 13%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in our paints segment profit for the three months ended September 30, 2006 was primarily attributable to increased sales volumes and purchasing power for finished goods.

Sealants sales decreased $55,149, or 21%, for the third quarter of 2006 compared to the third quarter of 2005, due to a slight decline in market demand. Segment profit decreased $6,443, or 22%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The sealants segment profit for the quarter ended September 30, 2006 was primarily attributable to higher selling prices.

Adhesives sales were $882 for the quarter ended September 30, 2006 compared to $-0- for the quarter ended September 30, 2005, as a result of an increase in demand. Segment loss was $15 for the third quarter of 2006 compared to a loss of $-0- for the third quarter of 2005.

Equipment sales increased $91,492, or 342%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as a result of an increase in our sales force. Segment profit increased $12,278, or 4,073%, for the third quarter of 2006 compared to the third quarter of 2005. The increase in our equipment segment profit for the three months ended September 30, 2006 was primarily attributable to increased sales volumes.

All Other sales increased $50,364, or 162%, for the third quarter of 2006 compared to the third quarter of 2005, due to an increase in walk-in customers in our Florida and Arizona locations needing sundry items. Segment profit was $17,234 for the quarter ended September 30, 2006 compared to a segment loss of $3,583 for the quarter ended September 30, 2005. The all other segment profit for the third quarter of 2006 was primarily attributable to increased sales volumes.

Performance for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Overall Results of Operations

The following is a summary of sales for the nine months ended:
	September 30, 2006	September 30, 2005
Sales	$22,735,762	$13,223,290

Sales increased $9,512,472, or 71%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase in the number of sales personnel, independent representatives, and independent distributors selling our various existing and new product brands across all of our segments, which resulted in greater penetration in the markets in which we participate.

Gross profit increased $2,157,514, or 90%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to sales volume growth in all of our segments. The gross margin increased 1.9% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to economies of scale realized from increased purchasing power for the raw materials related to our manufactured and finished goods and improved manufacturing efficiencies, partially offset by a disproportionate increase in sales in our foam segment through independent distributors instead of direct to contractors at a lower gross margin.

Total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense - related party, and other income (expense). These total costs and expenses increased $7,690,191, or 48%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to primarily to an increase of $7,354,958 for cost of sales, $590,860 for SG&A, $61,665 for depreciation and amortization, and $43,475 for interest expense, offset by a decrease of $271,217 for professional fees, $81,701 in consulting fees, and $30,361 for interest expense - related party.

Cost of sales increased $7,354,958, or 67%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to an increase in purchases of raw materials for manufactured and finished goods to support our sales growth.

Index

SG&A increased $590,860, or 14%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase of $640,465 for payroll and related employee benefits, $204,066 for sales commissions, $40,948 for travel and related services, $291,093 for marketing, promotions and trade shows, $8,504 for recruiting fees, and $322,039 for bad debts, offset by a decrease of $116,468 for insurances, $101,912 for advertising, $339,640 for director fees, $31,000 for American Stock Exchange fees, $28,227 for investor relations, $14,892 for rents, and $284,117 for corporate office expenses.

Professional fees decreased $271,217, or 62%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to a decrease of $53,991 for outside accountants, auditing and auditing related services and $217,226 for legal fees.

Depreciation and amortization expense increased $61,665, or 84%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase in depreciable property, plant and equipment, which is comprised of $39,579 for vehicles, $262,634 for machinery and equipment, $9,242 for officer furniture and equipment, and $170,919 for computer hardware and software, and $3,846 for amortizable assets.

Consulting fees decreased $81,701, or 46%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to a decrease in outside professional services for investor relations, software implementation, and insurance.

Interest expense increased $43,475, or 85%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase in the aggregate amount of funds borrowed under our financing instruments.

Interest expense - related party decreased $30,361, or 18%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to a decrease in the aggregate amount of funds borrowed under our financing instruments with the Chairman.

Income from discontinued operations increased $294,542 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2006, due to gains from write offs of aged accounts payables and a reduction in the reserve for litigation, partially offset by an increase in legal fees.

Net loss and loss per share for the nine month period ended September 30, 2006 were $1,151,497 and $0.021, respectively, compared to a $2,690,143 net loss and $0.054 net loss per share, for the prior year’s nine month period. The net loss was primarily attributable to an increase in bad debt expense due to one of our long time customers filing for protection under Chapter 11 of the bankruptcy code, increase in the percentage used to calculate our provision for losses on trade receivables, increase in SG&A for our growing sales force, non-cash items relating to share-based compensation expenses, and decrease in our deferred tax asset due to the losses experienced in the nine months ended September 30, 2006, partially offset by higher selling prices, economies of scale realized from increased purchasing power for the raw materials related to our manufactured and finished goods, and improved manufacturing efficiencies.

We had accrued dividends of $1,323 from our newly designated Series D Preferred Stock sold to our Chairman in exchange for cancellation of indebtedness amounting to $6,900,000 at the end of the nine months ended September 30, 2006.

Net loss available to common stockholders and related loss per share for the nine month period third quarter of 2006 were $1,152,820 and $0.021. The net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock at the end of the nine month period ended September 30, 2006.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended:

Segments	September 30, 2006	September 30, 2005
Coatings	$7,392,130	$4,780,715
Foam	13,016,074	7,043,568
Paints	870,867	600,791
Sealants	729,562	611,344
Adhesives	31,147	4,602
Equipment	491,274	57,178
All Other	$204,709	$125,091

Coatings sales increased $2,611,415, or 55%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase in our sales force, advertising, marketing and promotion programs, which resulted in greater market penetration. Segment profit increased $301,139, or 110%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period. The increase in our coatings segment profit for the quarter ended September 30, 2006 was primarily attributable to increased sales volumes, higher selling prices, manufacturing efficiencies, economies of scale realized for increased purchasing power for raw materials for manufactured and finished goods, partially offset by increases in expenses related to our growing sales force and bad debt write offs.

Foam sales increased $5,972,505, or 85%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to the same reasons enumerated in our coatings segment above, including the addition of independent distributors. Segment loss decreased $164,526, or 26%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in our foam segment loss for the nine months ended September 30, 2006 was primarily attributable to increased sales volumes of higher margin foam products for insulation markets compared to lower margin foam products for roofing markets direct to our customers, and increased purchasing power for finished goods, partially offset by an increase in our foam products being sold through independent distributors at lower margins.

Paints sales increased $270,076, or 45%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as a result of an increase in our sales force and limited regional advertising, marketing and promotional programs. Segment profit increased $33,162, or 111%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period. The increase in our paints segment profit for the three months ended September 30, 2006 was primarily attributable to increased sales volumes and purchasing power for finished goods.

Sealants sales increased $118,218, or 19%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to the same reasons enumerated in our paints segment, partially offset by a slight decline in market demand. Segment profit increased $15,758, or 51%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The sealants segment profit for the quarter ended September 30, 2006 was primarily attributable to higher selling prices and increased sales volumes, partially offset by higher costs for finished goods.

Adhesives sales increased $26,545, or 576%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to increased demand. Segment loss decreased $205, or 29%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period. The decrease in our adhesives segment loss was primarily attributable to increased sales volume.

Index

Equipment sales increased $434,095, or 759%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to the same reasons enumerated in our coatings and foam segments. Segment profit increased $20,786, or 605%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in our equipment segment profit for the nine months ended September 30, 2006 was primarily attributable to increased sales volumes.

All Other sales increased $79,617, or 64%, for the nine month period ended September 30, 2006 compared to the prior year’s nine month period, due to an increase in walk-in customers in our Florida and Arizona locations needing sundry items. Segment profit was $45,663 for the nine months ended September 30, 2006 compared to a segment loss of $10,633 for the nine months ended September 30, 2005. The all other segment profit for the nine month period ended September 30, 2006 was primarily attributable to increased sales volumes.

Liquidity and Capital Resources

Net cash used in our operations was $1,800,149 for the nine months ended September 30, 2006 compared to $2,782,066 for the nine month ended September 30, 2005. The cash used in operations for the nine month period ended September 30, 2006 was attributable to our net loss for the nine month period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, and accounts payable, and decreases in accrued expenses and other current liabilities and other liabilities. For the nine months ended September 30, 2006 and 2005, net cash used in operating activities for discontinued operations was $331,569 and $800,179, respectively. Our Chairman and principal stockholder canceled $6,900,000 in indebtedness owed by us to him in exchange for 6,900 shares of our newly created Series D Preferred Stock. Cash from operations, available funds under the $1,000,000 line of credit, as well as the funds available from the $1,500,000 commitment from the Chairman of the Board, are expected to continue to be sufficient to meet our operating requirements and to fund our near term capital spending. Notwithstanding the foregoing, we may seek to raise additional funds through debt instruments and/or private placements of common stock or preferred stock to accredited sophisticated investors to fund our growth or an acquisition as part of our strategy for accelerating growth, depending on market conditions. Net cash used in investing activities was $365,616 for the nine months ended September 30, 2006 compared to $2,239,784 for the nine months ended September 30, 2005. We invested $170,919 in computer hardware and software, $39,579 in vehicles, and $262,634 in machinery and equipment during the nine month period ended September 30, 2006. Net cash provided by financing activities was $2,257,544 for the nine month period ended September 30, 2006 compared to $5,335,091 for the prior year’s nine month period. As of September 30, 2006, we are utilizing $511,786 from our line of credit and $1,500,000 remains available under our commitment from the Chairman of the Board. We also made $170,734 in principal repayments on our long term debt during the nine months ended September 30, 2006.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and operating at a level appropriate to provide reasonable assurance. There were no changes in our internal controls after the third quarter of 2006.

Index

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 and Part II, Item 1 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, filed on May 15, 2006 and July 31, 2006, respectively, are hereby incorporated in their entirety herein by this reference, and supplemented below:

Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc, et. al., Defendants

On April 7, 2006, the US District Court has dismissed all claims against Urecoats Industries, Inc. (n/k/a LaPolla Industries, Inc.). Discovery has commenced with respect to the allegations against Urecoats Manufacturing, Inc. (n/k/a RSM Technologies, Inc.) which operations were discontinued November 5, 2004, and trial date is set for February 6, 2007. RSM Technologies, Inc. has no assets. The outcome of this matter is undeterminable.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2006, we issued securities for certain private transactions, in reliance on Section 4(2) of the Act, as described below:

Common Stock

On July 12, 2006, an aggregate of 72,000 shares of restricted common stock automatically granted and issued to non-employee directors pursuant to the Director Compensation Plan upon election at the annual meeting of stockholders held on September 29, 2005 vested. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these vested shares was recorded at $49,680.

Preferred Stock

On September 29, 2006, we issued 6,900 shares of Series D Preferred Stock, pursuant to a Securities Purchase Agreement dated September 29, 2006, to the Chairman of the Board and principal stockholder of the Company, in exchange for cancellation of $6,900,000 in loans due and owing to him by the Company. See Item 5 - Other Information, Paragraphs (b) and (c) for more details.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on July 12, 2006. At the Annual Meeting, our stockholders elected four directors as more fully described below. At our Annual Meeting, there were present in person or by proxy 42,603,648 votes, representing approximately 80% of the total outstanding eligible votes. The result of the proposal considered at the Annual Meeting was as follows:

Proposal One - Election of Directors

	Affirmative Votes	Withheld
1. Richard J. Kurtz	42,546,931	56,718
2. Lt. General Arthur J. Gregg, US Army (Retired)	42,582,884	50,965
3. Michael T. Adams	42,549,831	53,818
4. Gilbert M. Cohen	42,531,031	72,618

Item 5.	Other Information.

(a)
Series C Convertible Preferred Stock. On September 27, 2006, the Board of Directors amended the Series C Convertible Preferred Stock designation reducing the original authorized amount of 750,000 shares to the actual number of preferred shares sold in that series, a total amount of 687,895 as of September 27, 2006. This made available 62,105 shares under the Company’s 2,000,000 blanket preferred authorization for use in establishing other preferred stock designations under the Company’s Restated Certificate of Incorporation, as amended. See Index of Exhibits, Exhibit 4.1.

(b)
Series D Preferred Stock. The Board of Directors designated a new series of preferred stock, Series D Preferred Stock, effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred Stock of $1,000, which includes the par value of $1.00 per share. Holders of the outstanding Series D Preferred Stock have no voting rights with respect to the Series D Preferred Stock except as expressly provided in the certificate of designation. The Series D Preferred Stock has a redemption option. After a Triggering Event has occurred (as defined below), the Company shall have the right, at its sole option, to (i) redeem all, or any part (pro-rata) of the Series D Preferred Stock and (ii) pay to each Holder, to the extent cumulated, if at all, accrued but unpaid dividends thereon. A "Triggering Event" shall be deemed to have occurred only upon the liquidation or termination of the Company. If the Company so elects within five (5) business day after the occurrence of a Triggering Event, the Company shall deliver written notice thereof to each Holder. The registered holders of the outstanding Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred Stock, payable quarterly in arrears, commencing on December 31, 2006. Such dividend (a) shall accrue and may be accumulated or paid in the discretion of the Board of Directors, on each Series D Preferred Stock from the date of issuance; (b) shall accrue from day-to-day, whether or not earned or declared; and (c) dividends may be paid, subject to the terms hereof, in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. See Index of Exhibits, Exhibit 4.2.

Index

Item 5.	Other Information - continued.

(c)
Securities Purchase Agreement - Related Party. On September 29, 2006, the Company entered into a Series D Preferred Stock Securities Purchase Agreement with the Chairman and principal stockholder. The Company authorized 25,000 shares of the Series D Preferred Stock and issued and sold 6,900 shares, $1.00 par value, in exchange for the cancellation of $6,900,000 in loans and related accrued interest. Refer to paragraph (b) above for more details on the Series D Preferred Stock. See also Index of Exhibits, Exhibit 10.1 for the full text of the Securities Purchase Agreement.

Item 6.	Exhibits.

See Index of Exhibits on Page 18.

Index

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: October 30, 2006	By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
President and CEO

LAPOLLA INDUSTRIES, INC.

Date: October 30, 2006	By:	/s/ John A. Campbell, CFO
John A. Campbell
CFO and Treasurer

LAPOLLA INDUSTRIES, INC.

Date: October 30, 2006	By:	/s/ Michael T. Adams, CGO
Michael T. Adams
CGO, EVP and Secretary

Index

INDEX OF EXHIBITS

Exhibit Number	Description

4.1	Amendment dated September 27, 2006 to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002.
4.2	Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006.
10.1	Securities Purchase Agreement dated September 29, 2006 between the Company and Richard J. Kurtz.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.