Form 10-K
period 2006-12-31
LAPOLLA INDUSTRIES INC
filed 2007-03-30
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $14,325,113 on June 30, 2006 based upon the closing price on the American Stock Exchange on such date.

Common Stock outstanding as of January March 1, 2007 — 53,580,257 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on May 22, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 2006.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX

Index

FORWARD LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

Item 1.  Business.

Overview

LaPolla Industries, Inc. is a national manufacturer and distributor focused on several basic segments:  Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other.  Within these business segments, LaPolla has invested resources in a variety of products targeting commercial and industrial and residential applications in the roofing, construction and paint industries.  Each of the businesses in which we are engaged is highly competitive. However, the diversification of product lines and national markets served tends to minimize the impact of changes in demand for a particular product line on our total sales and earnings.  Refer to Note 23, “Business Segment Information,” under Item 8 of this Form 10-K for financial information relating to our business segments.

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

Foam

LaPolla is the leading national distributor of foam.  The foam business involves supplying both roofing and perimeter wall insulation foam for roofing system and wall insulation applications to the roofing and construction industries.  Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications.  Perimeter wall insulation is used in commercial and industrial, as well as residential, applications.  We are basic in the distribution of foam.  Our distribution facilities in Texas, Florida and Arizona are supplemented by public warehousing in certain local markets nationally to better serve our customers.  The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence, which companies rely on distributors, like us, to service local, regional and national markets.  We distribute foam primarily to large, medium and small roofing, insulation and general contractors.  Availability, product credentials, approvals and performance, pricing, technical and customer service are major competitive factors in the foam business.

Paints

LaPolla is a regional manufacturer and distributor of roof paints.  The paint business involves supplying a variety of protective and decorative lines for residential, as well as, commercial and industrial roofing and wall applications, to the roofing, paint and construction industries.  We recently began manufacturing our largest selling roof paints in our Texas facility and use outside toll blenders to manufacture the rest at this time.  Paints for wall application are supplied by a major paint manufacturer in Florida and distributed by us for the convenience of our paint contractor customers.  Our principal market for paints currently is the Southeastern United States.  We expect growth in the Southwestern United States during 2007.  Product performance, pricing, technology, technical and customer service are major competitive factors in the paints business.

Sealants

LaPolla is a regional distributor of sealants.  The sealants business involves supplying penetrating sealers and stains over concrete and masonry for commercial and industrial, as well as residential, applications, to the home improvement retail and construction industries.  Additionally, this business also supplies caulking for general application in the construction industry.  We use outside toll blenders to manufacture sealants at this time.  Our principal market for sealants is the Southeastern United States with expansion continuing in the Southwestern United States at this time. Technology, product performance, pricing, technical and customer service are major competitive factors in the sealants business.

Index

Adhesives

LaPolla distributes adhesives.  The adhesive business involves supplying polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications to the roofing and construction industries.  Adhesives are supplied to us by a national manufacturer.  We expect to expand this business in 2007. Product performance, technology, pricing, technical and customer service are major competitive factors in the adhesives business.

Equipment

LaPolla is a national distributor of equipment.  The equipment business involves supplying spray equipment and related accessories for coatings, foam, paints, sealants, and adhesive installations for commercial and industrial, as well as residential, markets, to the roofing, construction, home improvement retail, and paint industries.  Equipment is supplied to us primarily by two national manufacturers and large distributor.  We expect to continually expand this business in 2007.  Ease of operation, functionality, spray performance, technology, technical and customer service are major competitive factors in the equipment business.

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

Raw Materials

We place a high priority on forecasting material demand to create efficiency and expediency for our customers.  The primary materials being used to manufacture our coatings and roof paints are acrylic resin and other related components for the manufacturing of acrylic coatings and other acrylic based products. The suppliers of the necessary raw materials and finished goods for all our segments are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply.  We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product.  With our volume potential, LaPolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2007 and beyond. Should there be a shortage of either material, there are multiple alternative suppliers that are basic in all of the needed raw materials and finished products.  Our coatings are manufactured in our own facilities. We maintain sufficient manufacturing capacity at these facilities to support our current forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or supply of that product, our operations could be negatively impacted until additional capacity is brought on line.

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

Competition

We face strong competition in the markets in which we compete. These competitors have equivalent or, in most cases, greater availability to resources than we do. This enables them, among other things, to spread their marketing and promotion costs, over a broader revenue base. LaPolla is aggressively pursuing commercial and industrial and retail markets which include professional, commercial applicators and contractors.  The commercial and industrial markets have many competitors, most of which are regionally located and market focused. Product chemistry and performance can be similar. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance.  We are currently listed with certain credentials and approvals to assure that there are minimal restrictions in markets and uses. LaPolla continues to undertake a significant push through a variety of mediums to raise industry awareness of LaPolla products in the markets in which we participate. Advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales and marketing will continue to be used to obtain greater product line branding and recognition.

Index

Within the coatings industry, as manufacturers specifically focused on acrylic coatings for roofing and construction as their primary line, LaPolla is likely within the top five in volume of possibly 50 manufacturers or more. The principal method of competition in the commercial and industrial markets is a combination of product credentials and approvals, price structure, technology, availability, warranty availability to building owners, and product performance.  LaPolla is expanding through internal and external efforts including, but not limited to, aggressive sales and marketing, competitive pricing, material availability, a strong sales force of both employee and independent representatives, establishment of new relationships with new channels of distribution, building owner and contractor brand awareness, and product acquisitions.  The retail market also has many competitors, some of which are regionally located and market focused, such as roofing supply houses. Others include major national home improvement chains. Product chemistry and performance can be similar. Product credentials and approvals will play less of a role in differentiating product lines. Fundamental approval, such as a UL rating (Underwriters Laboratories), is sufficient for sales in these markets. LaPolla continues to make progress in this market with its coatings, sealants and paints segments, primarily regionally into a few home improvement retail chains in the Southeastern and Southwestern United States.  Our marketing platform includes retail oriented literature, countertop displays, and increased sales staff. As we become more of a nationally recognized company, our growth should increase significantly as the market participants in the retail markets are large national companies. More resources have been allocated to more aggressively grow this market in 2007.  The principle method of competing successfully is effective financial strength of the Company, marketing, price structure, and product performance.

Employees

At December 31, 2006, we employed 48 full time individuals. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

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

Seasonality

Our business, taken as a whole, is materially affected by seasonal factors. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first and fourth fiscal quarters.  During 2006, we did experience a seasonal fluctuation. Although the acrylic coatings and roof paints we manufacture are restricted by cold temperature applications, below 50 degrees Fahrenheit, most of our current focus is in the Southern United States.  Much of this territory remains suitable for application throughout most of the year.  Increased levels and geography of rain fall will impede sales, but can also produce a pent up demand that can be realized in the subsequent short term. By broadening and diversifying our business segments to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months.

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

Index

Executive Officers

Douglas J. Kramer	42	CEO and President since July 12, 2006

Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. Mr. Kramer has 18 years Industry Experience including his most recent position as vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

John A. Campbell	41	CFO and Treasurer since February 1, 2006

Mr. Campbell is Chief Financial Officer and Corporate Treasurer. Prior thereto, Mr. Campbell was controller for the Company since September 19, 2005; the chief financial officer of JEMS Geriatric Services, Inc., Sugar Land, Texas, from June 2003 through September 2005; and controller for Sharps Compliance Corporation, a publicly traded Delaware corporation, with an office in Houston, Texas, from May 2001 through June 2003. He earned his Bachelor of Science degree in Accounting from Stephen F. Austin State University, Nacogdoches, Texas and Master of Science degree in Business Administration from the University of Phoenix, Arizona.

Michael T. Adams	41	CGO, EVP and Secretary since July 12, 2006

Mr. Adams has more than ten years experience with LaPolla. He was named Chief Governance Officer, Executive Vice President, and Secretary in July 2006. During his term with LaPolla, Mr. Adams served as president and interim chief executive officer from 2003 to 2005, executive vice president and corporate secretary from 1999 to 2003, and held various officer positions in the Company’s former subsidiaries since he first joined LaPolla in 1997. He has a Bachelor of Science and Master of Science in business administration, as well as Juris Doctor, from Nova Southeastern University in Fort Lauderdale, Florida.

___________________

-	Officers are appointed by and hold office at the pleasure of the Board of Directors.
-	C. David Stearnes resigned as CFO and Treasurer on February 1, 2006.

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

• Retention of Key Personnel - Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  We must continue to attract, train and retain managerial, technical, selling and marketing personnel. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

• Acquisitions - As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Index

Item 1A.  Risk Factors - continued.

• SEC Reviews - The reports of publicly-traded companies are subject to review by the Securities and Exchange Commission from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

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

Item 3.  Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 17, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

Calendar	2006		2005
Quarter	High	Low	High	Low
First	$.90	$.44	$.80	$.26
Second	$1.20	$.55	$1.11	$.40
Third	$.99	$.56	$.85	$.55
Fourth	$.90	$.41	$.86	$.41

Our common stock, listed on the American Stock Exchange, is currently trading under the symbol “LPA”. As of March 21, 2007, there were approximately 4,500 holders of record of our common stock.  We did not declare any common stock dividends during the past two years and do not anticipate declaring common stock dividends in 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Sales of Unregistered Securities

We did not issue any common stock during the quarterly period ended December 31, 2006.

Index

Item 6.  Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
		Restated (A)
Summary of Operations
Sales	$30,314,736	$20,179,263	$2,564,163	$2,405,539	$2,466,035
Cost of Sales	25,496,901	17,017,566	2,091,931	1,900,775	2,040,975
Selling, General and Administrative	7,108,941	5,719,156	1,980,170	3,087,915	4,112,966
Operating (Loss)	(3,328,292)	(2,489,331)	(2,627,175)	(4,515,731)	(5,001,579)
Income (Loss) from Discontinued Operations	313,972	131,971	(3,141,333)	(6,668,245)	(5,818,870)
Net (Loss)	$(3,014,319)	$(2,357,361)	$(5,768,508)	$(11,183,976)	$(10,820,449)
Plus: Dividends on Preferred Stock	(175,262)	—	—	(498,001)	(259,634)
Net (Loss) Available to Common Stockholders	$(3,189,581)	$(2,357,361)	$(5,768,508)	$(11,681,977)	$(11,080,083)
Net (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.062)	$(0.049)	$(0.091)	$(0.328)	$(0.386)
Discontinued Operations	0.006	0.003	(0.108)	(0.436)	(0.427)
Financial Position
Long-Term Debt	306,573	294,206	33,682	—	15,500
Total Assets	$12,090,856	$10,635,041	$2,143,694	$1,691,544	$2,721,968
Total Stockholders’ Equity (Deficit)	4,285,670	(1,318,863)	(7,142,185)	(2,367,083)	(2,569,668)
____________
The financial data above has been recast to reflect the results of operations excluding discontinued operations.
_________________
(A)  For 2005, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005. The restatement affected Cost of Sales, which increased $834,102; Gross Profit, which decreased $834,102; Operating Loss and Net Loss, which each increased $834,102; Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.006; and Stockholders’ (Deficit), which increased 834,102, for the 2005 year.  No income tax effects were related to this restatement.  To illustrate:

2005
Net Loss (As Previously Reported)	$(1,523,259)
Adjustments	(834,102)
As Adjusted	$(2,357,361)

Refer to Note 26, “Restatements and Corrections to Previously Issued Financial Statements,” under Item 8 of this Form 10-K for further information regarding the restatement of financial information.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis  of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2006

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2006, and our financial condition at December 31, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Refer to Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K for further information regarding significant accounting policies.

See also Note 26, “Restatements and Corrections to Previously Issued Financial Statements,” under Item 8 of this Form 10-K for further information regarding the restatement of financial information.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2006	2005	2004
Sales	$30,314,736	$20,179,263	$2,564,163

Our sales increased $10,135,473, or 50%, from 2005 to 2006, due to attracting, recruiting and retaining proven sales personnel, as compared to, an increase of $17,615,100, or 687%, from 2004 to 2005, due to a marked increase in attracting and recruiting proven sales personnel, acquisition of the former LaPolla Subsidiary, and higher selling prices across all of our business segments.

Index

Gross Profit

Our gross profit increased $1,656,138, or 52%, from 2005 to 2006, as compared to, an increase of $2,689,465, or 570%, from 2004 to 2005, due to a marked increase in sales across all of our business segments.  Gross margin increased 1.4% from 2005 to 2006 due to economies of scale experienced from increased purchasing power for the raw materials relating to our manufactured and finished goods.  Gross margin decreased 14.9% from 2004 to 2005 due to an increase in costs and expenses relating to the expansion of the overall business, including the integration of the former LaPolla Subsidiary’s manufacturing and distribution operations in Tempe, Arizona and opening of the Houston, Texas manufacturing and distribution operations.

Cost and Expenses

Our total cost and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, impairment of assets, and loss on disposal of property, plant and equipment. These total costs and expenses increased $9,632,641, or 40%, from 2005 to 2006, due to an increase of $8,479,335 for cost of sales, $1,389,791 for SG&A, $94,803 for depreciation, offset by a decrease of $271,483 for professional fees, $45,977 for consulting fees, $33,228 for interest expense, and $19,400 for other (income) expense, as compared to, an increase of $18,617,427, or 359%, from 2005 to 2005, due to an increase of $14,925,635 for cost of sales, $3,738,984 for SG&A, $75,460 for professional fees, $20,308 for depreciation and amortization, offset by a decrease of $44,608 for consulting fees, $75,741 for interest expense, and $22,611 for other (income) expense.

Cost of sales increased $8,479,335, or 50%, from 2005 to 2006, as compared to $14,925,635, or 713%, from 2004 to 2005, due to a marked increase in purchases of raw materials for manufactured goods, finished goods, and costs related to our three manufacturing facilities and warehousing facilities for distribution of our products, for all periods.  We established our Houston, Texas manufacturing and distribution facility during the latter part of the fourth quarter of 2005, which became fully operational during the first quarter of 2006.

SG&A increased $1,389,791, or 24%, from 2005 to 2006, due to an increase of $527,842 for payroll and related employee benefits, $303,200 for sales commissions, $107,382 in travel and related services, $495,682 for marketing and promotional expenses, $57,727 in recruiting fees, and $495,753 for bad debt expense, offset by a decrease of $136,863 for insurance costs, $45,413 for advertising, $105,500 for directors fees, $36,625 for American Stock Exchange fees, $32,214 for investor relations, $32,853 for rents, and $207,327 for corporate office expenses, as compared to, an increase of $3,740,552, or 189%, from 2004 to 2005, due to an increase of $2,018,257 for payroll and related employee benefits, $59,891 for sales commissions, $182,574 for insurances, $336,857 in travel and related services, $157,592 for advertising, $602,213 for corporate office expenses, $104,271 for marketing, promotions and trade shows, $31,500 for recruiting fees, $101,746 for director fees, $45,550 in American Stock Exchange fees, $100,251 for rent, $52,978 for bad debts, offset by a decrease of $53,127 for investor relations.  During 2006, we wrote off $201,572 due to one of our long standing customers filing for bankruptcy, which caused a change in the percentage used to calculate the Company’s allowance for bad debt, resulting in an increase in the provision for losses on trade receivables, and thus an additional increase in bad debt expense.

Professional fees decreased $271,483, or 55%, from 2005 to 2006, due to a reduction in legal fees of $228,042 and $43,441 for outside accountants, auditing and auditing related services, as compared to, an increase of $75,460, or 18%, from 2004 to 2005, due to an increase of $83,612 for outside accountants, auditing and auditing related services primarily from the acquisition of our former LaPolla subsidiary, offset by a reduction of $8,152 for legal fees relating to litigation.

Depreciation and amortization expense increased $94,803, or 92%, from 2005 to 2006, due to an increase of $654,006 in depreciable property, plant and equipment and amortization of $23,079 for other intangible assets acquired in connection with the acquisition of the former LaPolla Subsidiary, as compared to, an increase of $20,308, or 24%, from 2004 to 2005, due to an increase of $139,716 in depreciable property, plant and equipment and amortization of $19,230 for other intangible assets acquired from the former LaPolla Subsidiary.

Consulting fees decreased $45,977, or 25%, from 2005 to 2006, as compared to, an increase of $89,053, or 65%, from 2004 to 2005, due to an increase in required outside professional services, for all periods.

Interest expense decreased $33,228, or 11%, from 2005 to 2006, primarily due to the Chairman of the Board canceling the $1,750,000 in short term loans advanced to us during 2006, note payable – related party of $3,000,000 due to him from us, and $3,000,000 personally assumed note payable – other owed by us to a financial institution, in exchange for preferred stock at the end of the third and fourth quarters of 2006, as compared to, a decrease of $75,742, or 31%, from 2004 to 2005, primarily due to the Chairman of the Board agreeing to a reduction of the interest rate from 9% per annum to 6% per annum on short term loans advanced by him to us during 2005 to continue operations and cancellation of certain amounts of his loans at the beginning and end of 2005 in exchange for restricted common stock.

Income from discontinued operations increased $182,101, or 57%, from 2005 to 2006, due to writing off aged accounts payable and reductions in the reserve for litigation, as compared to, income of $131,871 in 2005 as a result of gains on the sale of written off machinery and equipment, partially offset by write offs of aged accounts payable and reductions in the reserve for litigation and a loss of $3,141,333 in 2004.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2006	2005	2004
Coatings	$9,562,664	$6,705,777	$774,870
Foam	17,717,636	11,213,965	885,579
Paints	1,195,929	781,988	585,970
Sealants	1,032,501	964,221	293,115
Adhesives	31,147	39,781	—
Equipment	546,020	301,145	289
All Other	$228,839	$172,386	$24,340

Coatings sales increased $2,856,887, or 42.6%, from 2005 to 2006, due to attracting, recruiting, and retaining a larger sales force, and national advertising and promotion programs, including attendance at trade shows, as compared to, an increase of $5,930,907, or 765.4%, from 2004 to 2005, due to a marked increase in our sales forces, implementation of limited national advertising and promotion programs, including attendance at trade shows, and higher selling prices.  Raw material costs increased $2,458,881, or 53.4%, from 2005 to 2006, as compared to, an increase of $4,017,541, 682.9%, from 2004 to 2005.  Segment loss increased $331, or 0.67%, from 2005 to 2006, as compared to, a decrease of $200,244, or 80.33%, from 2004 to 2005.  Other factors creating the coatings segment loss in 2006 and 2005 were start up costs for the manufacturing and distribution facilities opened in Houston, Texas, which were partially offset by the increased sales volumes described above, manufacturing efficiencies, and increased purchasing power for raw materials for manufactured goods and finished goods.

Index

Foam sales increased $6,503,671, or 58%, from 2005 to 2006, as compared to, an increase of $10,328,386, or 1,166.2%, from 2004 to 2005, due to the same reasons enumerated in our coatings segment above.  Finished goods costs increased $4,433,179, or 43.8%, from 2005 to 2006, as compared to, an increase of $9,324,816, or 1,168.8%, from 2004 to 2005.  Segment loss increased $323,166, or 18.8%, from 2005 to 2006, as compared to, an increase of $1,379,934, or 407.3%, from 2004 to 2005.  Other factors creating the foam segment loss in 2006 and 2005 were start up costs for the distribution facilities opened in Houston, Texas, which were partially offset by the increased sales volumes described above, increased purchasing power for finished goods, and higher selling prices.

Paints sales increased $413,941, or 52.9%, from 2005 to 2006, as compared to, an increase of $196,018, or 33.4%, from 2004 to 2005, due to an increase in our sales force concentrating on this segment and regional advertising and promotional programs, for all periods.  Finished goods costs increased $$249,807, or 41.7%, from 2005 to 2006, as compared to, an increase of $158,822, or 36.1%, from 2004 to 2005.  Segment profit was $48,394 for 2006, as compared to, a segment loss of $12,138 for 2005 and $144,522 for 2004.  Other factors creating the paints segment profit in 2006 were the increased sales volumes described above and increased purchasing power for finished goods, partially offset by start up costs for the distribution facilities opened in Houston, Texas.  We began manufacturing certain of our roof paints included in this segment at the beginning of 2007.

Sealants sales increased $68,280, or 7.1%, from 2005 to 2006, as compared to, an increase of $671,106, or 228.9%, from 2004 to 2005, due to an increase in our sales force concentrating on this segment and implementation of limited regional advertising and promotion program, for all periods. Finished goods costs increased $99,181, or $14.5%, from 2005 to 2006, as compared to, an increase of $454,894, or 198.8%, from 2004 to 2005.  Segment loss decreased $6,348, or 35.3%, from 2005 to 2006, as compared to, a decrease of $63,041, or 77.8%, from 2004 to 2005.  Other factors creating the sealants segment loss in 2006 and 2005 were start up costs for the distribution facilities opened in Houston, Texas, which were partially offset by the increased sales volumes described above and increased purchasing power for finished goods.

Adhesives sales decreased $8,634, or 21.7%, from 2005 to 2006, as compared to, an increase of $39,781, or 100%, from 2004 to 2005.  Finished goods costs decreased $7,644, or 23.9%, from 2005 to 2006, as compared to, an increase of $28,761 for 2005. We did not have any adhesives sales during 2004.  Segment loss decreased $980.00, or 47%, from 2005 to 2006, as compared to, a segment loss of $2,085 in 2005. Other factors creating the adhesives segment loss in 2006 and 2005 were start up costs for the distribution facilities opened in Houston, Texas and decreased sales volumes described above.

Equipment sales increased $244,875, or 81.3%, from 2005 to 2006, as compared to, an increase of $300,856, or 104,102.7%, from 2004 to 2005, due to the same reasons enumerated in our coatings and foam segments above, for all periods.  Finished goods costs increased $167,701, or 80.2%, from 2005 to 2006, as compared to, an increase of $208,962, or 81,946%, from 2004 to 2005.  Segment profit increased $16,296, or 95.1%, from 2005 to 2006, as compared to, a segment profit of $17,120 in 2005 and a segment loss of $110.00 in 2004.  Other factors creating the equipment segment profit in 2006 and 2005 were the increased sales volumes described above, partially offset by the start up costs for the distribution facilities opened in Houston, Texas.

All Other sales increased $56,453, or 32.7%, from 2005 to 2006, as compared to, an increase of $148,045, or 608.2%, from 2004 to 2005, due to an increase in walk-in customers needing sundry items, for all periods.  Finished goods costs increased $96,068, or 60.7%, from 2005 to 2006, as compared to, an increase of $143,455, or 970.3%, from 2004 to 2005.  Segment loss increased $59,617, or 204.7%, from 2005 to 2006, as compared to, an increase of $26,698, or 1,103.2%, from 2004 to 2005.

Outlook for 2007

The Company’s outlook is positive, as we expect sales to continue to grow at record levels which will translate into net income in 2007.  Our optimism is based on our substantial sales growth during 2006 and 2005 and on current budget estimates. As part of our anticipated growth, we expect higher selling, payroll, and administrative costs. Growth, to a significant degree, will be fueled by anticipated higher sales volumes primarily in our coatings, foam, and paints segments and secondarily in our other segments, and acquisitions.  The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our products’ credentials, approvals and performance, price structures, technologies, technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions which are subject to change, some of which are outside our control.  A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand at December 31, 2006 was $381,116 reflecting a decrease of $18,505 when compared to the $400,621 of cash on hand at December 31, 2005. The cash on hand at December 31, 2004 was $24,465.  We are continuing to aggressively move towards generating enough cash from our operations to meet our working capital requirements.  Our reliance upon short term loans from, as well as other financial institution credit facilities guaranteed by, the Chairman of the Board, to continue our operations, has been replaced with cash flow generated from our operations as supplemented with capital provided by ComVest Capital, LLC (“ComVest”). In February 2007, we entered into a Revolving Credit and Term Loan Agreement with ComVest (the “Credit Facility”). Under the terms of the Credit Facility, ComVest agreed to loan us up to $3,500,000 under a revolving credit note and $2,000,000 under a convertible term note.  In connection with the establishment of the Credit Facility, we entered into a Convertible Term Note of even date (the “Convertible Note”) and contemporaneously with closing received $1,339,491 for working capital purposes, $1,010,509 was paid to Wachovia Bank, N.A. to retire LaPolla’s former line of credit and an aggregate of $150,000 was paid to ComVest for closing fees and transactional expenses. The Convertible Note bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible into common stock optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions at the rate of $.80 per share. Additionally, in connection with the establishment of the Credit Facility, we entered into a Revolving Credit Note (the “ComVest Revolver”) and contemporaneously with closing received $500,000 for working capital purposes. The ComVest Revolver bears interest equal to the greater of (a) the Prime Rate plus 1%, or 9.5% and is good until February 28, 2009. Although our operational cash flow is expected to continue to increase, we will likely be required to use the funds available in the ComVest Revolver, and may additionally raise capital through private placements of common or preferred stock to accredited sophisticated investors or otherwise, to fund our strategic growth plans. We are planning to make an acquisition as part of our strategy for accelerating growth in 2007. Any acquisition would likely be funded from the issuance of common stock. Additionally, we are currently adding capacity to our existing facilities to handle projected increases in our sales volumes and budgeted up to $1 Million for the capital expenditures for 2007.  We are using our Credit Facility to fund these capital expenditures.

Net cash used in our operations was $3,680,208 in 2006 compared to $2,714,952 in 2005 and $5,312,995 in 2004. The cash used in operations for 2006 as compared to 2005 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in inventories, prepaid expenses and other current assets, deposits and other non current assets, accounts payable, and decreases in trade receivables, accrued expenses and other current liabilities, and other liabilities.  The cash used in operations for 2005 as compared to 2004 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non current assets, accounts payable, accrued expenses and other current liabilities, and other liabilities, net of effects from the purchase of our LaPolla Subsidiary. For 2006, 2005 and 2004, the net cash for discontinued operations used in operating activities was $330,069, $905,059 and provided by operating activities was $876,765, respectively.

Index

Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-Term Debt Obligations	$97,154	$186,195	$16,728	$—	$300,077
Estimated Interest Payments on Long-Term Debt Obligations	20,361	17,175	1,099	—	38,635
Operating Lease Obligations	510,863	791,221	—	—	1,302,084
Total	$628,378	$994,591	$17,827	$—	$1,640,796
_____________________
The information provided in the table above relates to vehicle notes, an equipment lease and three facility leases.

Net cash used in investing activities was $654,005 in 2006 compared to $2,647,595 in 2005 and $182,645 in 2004.  We invested $654,005 in new property, plant and equipment during 2006 compared to $713,847 in 2005. During 2006, the additions to property, plant and equipment included approximately $107,361 for sales force personnel vehicles, $132,492 for corporate personnel computers and software to strengthen our internal controls, $350,732 for machinery and equipment relating to the establishment of our manufacturing and distribution facility in Houston, Texas and expansion of our Tempe, Arizona facility. Net cash used in investing activities was $2,647,595 in 2005 compared to $182,645 in 2004.  We invested $713,847 in new property, plant and equipment during 2005 compared to $184,745 in 2004. During 2005, the additions to property, plant and equipment included costs to relocate our corporate headquarters from Deerfield Beach, Florida to Houston, Texas and commence construction of a manufacturing facility in our new Houston, Texas facilities. We also acquired our former LaPolla Subsidiary, net of cash acquired, for $1,933,748. Additionally, capital expenditures in 2005 included costs for vehicles, office furniture and equipment, and computers and software. Net cash used in investing activities includes $120,715 and $36,849 to acquire computer hardware and software in 2005 and 2004, respectively.  For 2006, 2005 and 2004, the net cash for discontinued operations provided by investing activities was $-0-, $-0- and $2,100, respectively.

Net cash provided by financing activities was $4,315,708 in 2006 compared to $5,738,703 in 2005 and $5,484,720 in 2004. Net cash was provided by a variety of instruments in 2006 and 2005 to finance our operations, including loans from, as well as other financial institution credit facilities guaranteed by, the Chairman of the Board, $7,903,000 of which were eliminated through the sale of our Series D Preferred Stock by the end of 2006. We used net cash from financing activities for payments on our line of credit and long term debt in 2006 and 2005.  For 2006, 2005 and 2004, the net cash for discontinued operations used in financing activities was $173,789, $-0- and $39,707, respectively.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LaPolla have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Index

Item 9A.  Controls and Procedures - continued

Additionally, we undertook the early adoption of the Securities and Exchange Commission’s attestation requirements for internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and assessed the effectiveness of those internal controls as of December 31, 2006.  During the process of designing and implementing the Company’s Internal Control—Integrated Framework, management discovered a material weakness in one of its general ledger reconciliation procedures and corrected it. We developed a new reconciliation procedure, tested the procedure, and implemented the procedure, which is working with requisite reasonable assurance and reliability. We retroactively addressed the impact of the aforementioned defective reconciliation procedure and determined that certain corrections were required to make the financial statements from April 1, 2005 through September 30, 2006 accurate and corrected and restated them. Additional procedures were implemented, effective October 1, 2006, to ensure that these conditions have not resulted in material misstatements to the Company’s financial statements as of December 31, 2006, and for the year then ended and actions have been taken to correct the conditions giving rise to the related internal control deficiencies.  Due to management’s detection and correction of the material weakness as of October 1, 2006, management believes that the new controls have been operating for a sufficient period of time and are both effectively designed and operating, and further, believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets at December 31, 2006.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.  Further, management determined that, as of December 31, 2006, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Moreover, there were no significant changes in our internal controls or in other factors after the end of the period covered by this report.

Our management report on internal control over financial reporting and the attestation report on management’s assessment of our internal control over financial reporting are contained in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information required by this Item regarding our executive officers, see Item 1 of Part I of this report, “Business.”

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2006 (the “Proxy Statement”) is incorporated herein by reference.

The information to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

We have filed, as exhibits to this report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.  Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Non-Employee Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements and Supplementary Data:

		The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

		Index to Consolidated Financial Statements	(i)
		Management’s Report on Internal Control Over Financial Reporting	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	F-4
		Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2006	F-5
		Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2006	F-6
		Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2006	F-8
		Notes to Consolidated Financial Statements	F-9
		Selected Quarterly Financial Data (Unaudited)	F-22

(a)	2.	Financial Statement Schedules:

		The following additional information should be read in conjunction with the consolidated financial statements under Item 15(a)1 of Part IV of this report:

		Report of Independent Registered Public Accounting Firm on Schedule	14
		Consolidated Schedule for the Years Ended December 31, 2006, 2005 and 2004:

		Schedule Number
		Valuation and Qualifying Accounts	15

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

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

Date:	March 27, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO
Douglas J. Kramer
Chief Executive Officer

Date:	March 27, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ John A. Campbell, CFO
John A. Campbell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz
Richard J. Kurtz
Chairman of the Board

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg
Arthur J. Gregg
Director

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel
Jay C. Nadel
Director

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson
Augustus J. Larson
Director

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer
Douglas J. Kramer
Director

Date:	March 28, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Michael T. Adams
Michael T. Adams
Director

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

On March 23, 2007, we reported on the consolidated balance sheets of LaPolla Industries, Inc. at December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2006, 2005, and 2004. These consolidated financial statements and our report thereon are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this amended Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007

Index

SCHEDULE II
CONSOLIDATED

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005, and 2004

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$66,592	$320,155	$—	$(162,441)	$224,306
Deferred Tax Assets Valuation Allowance (2)	8,666,310	—	1,142,172	(938,548)	8,869,934
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$12,821	$53,771	$—	$—	$66,592
Deferred Tax Assets Valuation Allowance (2)	—	—	9,806,482	(1,140,172)	8,666,310
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$12,028	$793	$—	$—	$12,821

Notes:
(1)	Includes write-offs of uncollectible accounts.
(2)	Includes financial data for current operations only.

Index

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Restated Certificate of Incorporation dated June 28, 1994 as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).

3.2
Certificate of Amendment of Restated Certificate of Incorporation dated February 12, 1999 as filed with State of Delaware February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).

3.3
Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2000 as filed with the State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 3(i) to Form 10-KSB dated December 31, 2000, filed March 30, 2001).

3.4
Certificate of Amendment of Restated Certificate of Incorporation dated May 28, 2002 as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2002, filed August 19, 2002).

3.5
Certificate of Amendment of Restated Certificate of Incorporation dated December 30, 2004 as filed with the State of Delaware on December 30, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K dated December 31, 2004, filed March 30, 2005).

3.6
Certificate of Amendment of Restated Certificate of Incorporation dated November 8, 2005 as filed with the State of Delaware on November 8, 2005 (incorporated by reference to Exhibit 3.6 to Form 10-K dated December 31, 2005, filed March 31, 2006).

3.7	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.7 to Form 10-K dated December 31, 2005, filed March 31, 2006).
3.8	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
4.1
Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed with the State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).

4.2
Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).

4.3
Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).

4.4
Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated September 27, 2006 filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2006, filed November 1, 2006).

4.5
Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006 as filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-Q dated September 30, 2006, filed November 1, 2006).

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

10.6
Securities Purchase Agreement dated September 29, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2006, filed January 31, 2002).

10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz.
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for December 31, 2004, filed March 30, 2005).
10.10	Amendment to Director Compensation Plan (incorporated by reference Exhibit 10.10 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.11	Director Compensation Plan, as amended (incorporated by reference Exhibit 10.11 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.12	Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q dated March 31, 2002, filed May 15, 2002).
10.13
Executive Employment Agreement, effective January 28, 2005, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2005, filed February 3, 2005).

10.14
Executive Employment Agreement, effective February 1, 2005, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 1, 2005, filed February 10, 2005).

10.15
Stock Purchase Agreement entered into as of January 25, 2005, by Company, LaPolla Industries, Inc., and Billi Jo Hagan, as Trustee of the Billi Jo Hagan Trust, dated October 6, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 11, 2005, filed February 17, 2005).

10.16
Amendment to Stock Purchase Agreement and Closing Statement entered into as of February 11, 2005, by and among the Company, LaPolla Industries, Inc., and Billi Jo Hagan, as Trustee of the Billi Jo Hagan Trust, dated October 6, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 11, 2005, filed February 17, 2005).

10.17	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.18	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.19	Amendment to Option Agreement dated July 28, 2005 between the Company and Michael T. Adams (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Amendment to Option Agreement dated July 28, 2005 between the Company and Douglas J. Kramer (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.21	Termination Agreement dated July 25, 2005 between the Company and Michael T. Adams (incorporated by reference to Exhibit 10.5 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.22	Termination Agreement dated July 25, 2005 between the Company and Douglas J. Kramer (incorporated by reference to Exhibit 10.6 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.23	Executive Employment Agreement dated July 25, 2005 between the Company and Michael T. Adams (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.24	Executive Employment Agreement dated July 25, 2005 between the Company and Douglas J. Kramer (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).

Index

Exhibit No.	Description
10.25
Employment Agreement, effective September 1, 2005, by and between C. David Stearns and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2005, filed September 9, 2005).

10.26	Employment Letter dated February 1, 2006 by and between John A. Campbell and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 1, 2006, filed February 2, 2006).
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2006 Annual Audit

LaPolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	F-1

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2006 and 2005	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005, and 2004	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9

(i)

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates.

Management is responsible for establishing and maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by internal audits and appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Ethics and Conduct adopted by the Board of Directors, applicable to all directors, officers and employees of the Company.  Internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, refers to the process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management undertook the early adoption of the Securities and Exchange Commission’s attestation requirements for internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and assessed the effectiveness of those internal controls as of December 31, 2006.  The Company’s independent auditors, BAUM & COMPANY, P.A., have audited our assessment in conjunction with their audit of the Company’s financial statements as of December 31, 2006, and for each of the three years then ended and have issued their attestation, included in their report on page F-3, providing their opinion of our assessment. During the process of designing and implementing the Company’s Internal Control—Integrated Framework, management discovered a material weakness in one of its general ledger reconciliation procedures and corrected it. A material weakness in internal controls is a deficiency in internal control, or a combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  Management developed, tested, and implemented a new reconciliation procedure, which is working with requisite reasonable assurance and reliability as of December 31, 2006.  Management retroactively addressed the impact of the aforementioned defective reconciliation procedure and determined that certain corrections were required to make the financial statements from April 1, 2005 through September 30, 2006 accurate and corrected and restated them.  As a result, previously reported net loss in the Company’s financial statements for the quarters ended June 30, 2005 and September 30, 2005, quarter and year ended December 31, 2005, and quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, were understated, previously reported assets were unchanged, and previously reported liabilities were understated.  Accordingly, the 2006 financial statements and the 2005 statement of operations have been restated and an adjustment has been made to retained earnings as of January 1, 2006, to correct for the error.  Additional procedures were implemented, effective October 1, 2006, to ensure that these conditions have not resulted in material misstatements to the Company’s financial statements as of December 31, 2006, and for the year then ended and actions have been taken to correct the conditions giving rise to the related internal control deficiencies. Based on management’s detection and correction of the material weakness as of October 1, 2006, management believes that the new controls have been operating for a sufficient period of time and are both effectively designed and operating, and further, believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets at December 31, 2006. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management has used the “Internal Control — Integrated Framework” published by COSO to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year, based on those criteria.

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

The independent registered public accounting firm, BAUM & COMPANY, P.A., was recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. BAUM & COMPANY, P.A. was engaged to audit the 2006, 2005 and 2004 consolidated financial statements of LaPolla Industries, Inc., as well as the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinions of the independent registered public accounting firm, based upon its audits of the consolidated financial statements, are included in this report.

March 23, 2007

/s/  Douglas J. Kramer, CEO

Douglas J. Kramer
CEO and President

/s/ John A. Campbell, CFO

John A. Campbell
CFO and Treasurer

/s/  Michael T. Adams, CGO

Michael T. Adams
CGO, EVP and Secretary

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

We have audited the consolidated balance sheets of LaPolla Industries, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2006, 2005, and 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaPolla Industries, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006, 2005, and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2007 expresses an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LaPolla Industries, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LaPolla Industries, Inc.’s maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LaPolla Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaPolla Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 23, 2007 expressed an unqualified opinion thereon.

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
		Restated
Assets

Current Assets:
Cash	$382,116	$400,621
Trade Receivables, Net (Note 2)	3,595,431	4,209,931
Inventories (Note 3)	2,882,236	1,393,603
Prepaid Expenses and Other Current Assets	537,253	295,557
Deferred Income Taxes, Net (Note 5)	938,548	1,140,172
Total Current Assets	8,335,584	7,439,884

Property, Plant and Equipment, Net (Note 7)	1,489,639	907,574

Other Assets:
Goodwill (Note 9)	1,951,000	1,951,000
Other Intangible Assets, Net (Note 9)	165,396	188,474
Deposits and Other Non-Current Assets	149,237	148,108
Total Other Assets	2,265,633	2,287,583

Total Assets	$12,090,856	$10,635,041
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable (Note 10)	$5,069,478	$4,074,946
Accrued Expenses and Other Current Liabilities (Note 10)	1,091,947	2,026,985
Line of Credit (Note 11)	1,007,120	21,816
Note Payable – Other (Note 13)	—	1,693,211
Current Portion of Long-Term Debt (Note 15)	97,589	78,543
Current Portion of Liabilities from Discontinued Operations (Note 6)	232,479	699,345
Total Current Liabilities	7,498,613	8,594,846

Other Liabilities:
Note Payable – Related Party (Note 12)	—	3,000,000
Non Current Portion of Long-Term Debt (Note 15)	202,923	218,416
Non Current Portion of Liabilities from Discontinued Operations (Note 6)	103,650	140,642
Total Other Liabilities	306,573	3,359,058

Total Liabilities	7,805,186	11,953,904

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) for 2006 and 2005, respectively; $62,500 aggregate liquidation preference for 2006 and 2005, respectively.	55,035	55,035
Series D Convertible, 25,000 Shares Authorized; 8,176 and -0- Issued and Outstanding for 2006 and 2005, Respectively; $8,176,000 aggregate liquidation preference for 2006 and 2005, respectively.	8,176	—
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,574,251 and 53,210,251 Issued and Outstanding for 2006 and 2005, respectively	535,743	532,103
Additional Paid-In Capital	70,201,151	61,594,114
Accumulated (Deficit)	(66,514,435)	(63,500,115)
Total Stockholders' Equity (Deficit)	4,285,670	(1,318,863)

Total Liabilities and Stockholders' Equity (Deficit)	$12,090,856	$10,635,041

See accompanying notes to consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		Restated (A)
Sales	$30,314,736	$20,179,263	$2,564,163

Cost of Sales	25,496,901	17,017,566	2,091,931

Gross Profit	4,817,835	3,161,697	472,232

Operating Expenses:
Selling, General and Administrative	7,108,942	5,719,156	1,980,170
Professional Fees	221,666	493,149	417,689
Depreciation and Amortization	198,113	103,310	83,002
Consulting Fees	136,049	182,026	226,634
Interest Expense	136,847	78,411	85,004
Interest Expense – Related Party	146,096	237,760	306,908
Other (Income) Expense	(3,211)	(22,611)	—
Total Operating Expenses	7,944,502	6,791,201	3,099,407

Operating (Loss) Before Income Taxes	(3,126,667)	(3,629,504)	(2,627,175)

Income Tax Benefit – Deferred	(201,624)	1,140,172	—

Operating (Loss)	(3,328,291)	(2,489,332)	(2,627,175)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit – Deferred	313,972	131,971	(3,141,333)

Net (Loss)	$(3,014,319)	$(2,357,361)	$(5,768,508)
Plus: Dividends on Preferred Stock	(175,262)	—	—
Net (Loss) Available to Common Stockholders	(3,189,581)	(2,357,361)	(5,768,508)

Net (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.062)	$(0.049)	$(0.091)
Discontinued Operations	0.005	0.002	(0.108)
Net (Loss) Per Share	$(0.057)	$(0.047)	$(0.199)

Weighted Average Shares Outstanding	53,414,914	50,538,175	28,866,604
____________________

(A)  For 2005, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005. The restatement affected Cost of Sales, which increased $834,102; Gross Profit, which decreased $834,102; Operating Loss and Net Loss, which each increased $834,102; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.006, for the 2005 year.  No income tax effects were related to this restatement.  See Note 26 for illustrative requirement.

See accompanying notes to consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts
As of the Year Ended	Series A Shares	Series C Shares	Series D Shares	Par Value $1.00
December 31, 2003	62,500	673,145	—	$728,180

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	(673,145)	—	(673,145)
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2004	62,500	—	—	$55,035

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Share-Based Compensation Expense	—	—	—	—
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2005	62,500	—	—	$55,035

Accumulated Deficit as Previously Reported for January 1, 2006	62,500	—	—	$55,035
Adjustments (A)	—	—	—	—
Accumulated Deficit as Restated for January 1, 2006	62,500	—	—	$55,035
Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	8,103	8,103
Share-Based Compensation Expense	—	—	—	—
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Preferred Stock	—	—	73	73

December 31, 2006	62,500	—	8,176	$63,211
_______________

(See (A) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

	Common Stock Amounts		Additional	Accumulated
As of the Year Ended	Shares	Par Value $.01	Paid-In Capital	(Deficit)	Total
December 31, 2003	16,458,375	$164,584	$52,114,399	$(55,374,246)	$(2,367,083)

Issuance of Common Stock	630,786	6,308	340,453	—	346,761
Issuance of Preferred Stock	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	12,375,024	123,750	549,395	—	—
Net (Loss)	—	—	—	(5,768,508)	(5,768,508)
Preferred Stock Accrued Dividends and Other Adjustments	(327,530)	(3,275)	(127,063)	—	(130,338)
Payment of Preferred Stock Dividends with Common Stock	2,877,714	28,777	748,206	—	776,983

December 31, 2004	32,014,369	$320,144	$53,625,390	$(61,142,754)	$(7,142,185)

Issuance of Common Stock	21,195,882	211,959	7,641,555	—	7,853,513
Issuance of Preferred Stock	—	—	—	—	—
Share-Based Compensation Expense	—	—	327,169	—	327,169
Net (Loss)	—	—	—	(2,357,361)	(2,357,361)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—	—

December 31, 2005	53,210,251	$532,103	$61,594,114	$(63,500,115)	$(1,318,864)

Accumulated Deficit as Previously Reported for January 1, 2006	53,210,251	$532,103	$61,594,114	$(62,667,579)	$(486,327)
Adjustments (A)	—	—	—	(832,536)	(832,536)
Accumulated Deficit as Restated for January 1, 2006	53,210,251	$532,103	$61,594,114	$(63,500,115)	$(1,318,864)
Issuance of Common Stock	364,000	3,640	230,000	—	233,640
Issuance of Preferred Stock	—	—	8,094,897	—	8,103,000
Share-Based Compensation Expense	—	—	384,475	—	384,476
Net (Loss)	—	—	—	(3,014,320)	(3,014,320)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	(175,262)	—	(175,262)
Payment of Preferred Stock Dividends with Preferred Stock	—	—	72,927	—	73,000
December 31, 2006	53,574,251	$535,743	$70,201,151	$(66,514,435)	$4,285,670
________________________________

(See (A) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		Restated
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(3,328,291)	$(2,487,766)	$(2,648,316)
Discontinued Operations	313,972	131,971	(3,141,333)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	95,019	158,532	83,002
Provision for Losses on Accounts Receivable	157,715	53,771	793
Deferred Income Taxes	201,624	(1,140,172)	—
Accrued Dividends Paid with Preferred Stock	73,000	—	—
Stock Based Operating Expenses:
Board of Director Fees	233,640	339,290	254,144
Consultant Fees and Other Services	—	—	62,000
Interest	(153,000)	200,741	—
Legal Fees and Settlements	—	—	13,500
Other Compensation	—	10,960	10,174
Share-Based Compensation Plans	384,475	327,169	—
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Trade Receivables	456,785	(2,059,564)	(126,847)
Inventories	(1,488,633)	(814,037)	(105,177)
Prepaid Expenses and Other Current Assets	(241,697)	(249,004)	(26,490)
Deposits and Other Non Current Assets	(1,128)	(82,573)	(9,716)
Accounts Payable	994,532	1,779,945	(73,720)
Accrued Expenses and Other Current Liabilities	(1,045,833)	1,703,037	(481,774)
Other Liabilities	(2,319)	317,807	—
Net Operating Activities of Discontinued Operations	(330,069)	(905,059)	876,765
Net Cash Provided by (Used in) Operating Activities	(3,680,208)	(2,714,952)	(5,312,995)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(654,005)	(713,847)	(184,745)
Payment for Acquired Company, Net of Cash Acquired	—	(1,933,748)	—
Net Investing Activities of Discontinued Operations	—	—	2,100
Net Cash Provided by (Used in) Investing Activities	$(654,005)	$(2,647,595)	$(182,645)

Cash Flows From Financing Activities
Proceeds from the Issuance of Preferred Stock	$200,000	$—	$—
Proceeds from Line of Credit	8,310,120	—	17,124
Payments to Line of Credit	(7,324,816)	(197,336)	(95,101)
Proceeds from Loans Payable – Related Party	5,479,445	4,302,500	5,610,000
Payments to Loans Payable – Related Party	(576,445)	—	—
Proceeds from Note Payable – Other	3,813,336	1,693,211	—
Payments to Note Payable – Other	(5,493,211)	—	—
Principal Repayments on Long Term Debt	81,068	(59,672)	(7,596)
Net Financing Activities of Discontinued Operations	(173,789)	—	(39,707)
Net Cash Provided by (Used in) Financing Activities	4,315,708	5,738,703	5,484,720

Net Increase (Decrease) In Cash	(18,505)	376,156	(10,920)
Cash at Beginning of Year	400,621	24,465	35,385
Cash at End of Year	$382,116	$400,621	$24,465

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-	$-0-
Cash Payments for Interest	$161,661	$78,411	$89,024

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired via Issuance of Long Term Debt	105,952	317,807	42,323
Conversion of Loans Payable – Related Party to Note Payable – Related Party	3,000,000	—	—
Conversion of Note Payable – Other to Note Payable – Related Party	3,000,000	—	—
Common Stock issued in connection with Acquisition	—	22	—
Common Stock Issued for Operating Expenses	233,640	350,250	339,818
Common Stock Issued upon Conversion of Preferred Stock	—	—	673,145
Common Stock Issued upon Cancellation of Indebtedness	—	7,217,375	—
Common Stock Issued as Payment for Accrued Preferred Stock Dividends	—	—	776,983
Preferred Stock Issued upon Cancellation of Indebtedness	7,903,000	—	—
Preferred Stock Issued as Payment for Accrued Preferred Stock Dividends	73,000	—	—

See accompanying notes to consolidated financial statements

Index

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

Organization

The Company was incorporated in the state of Delaware on October 20, 1989.  For current operations, the Company acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives (“Infiniti Products”) in the Southeastern United States. On February 8, 2002, the name of Infiniti Paint Co., Inc. was changed to Infiniti Products, Inc. (“Infiniti Subsidiary”). During the latter part of 2004, the Infiniti Subsidiary built and began operating a manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of LaPolla Industries, Inc., an Arizona corporation (“LaPolla Subsidiary”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems (“LaPolla Products”) in the Southwestern United States. On April 1, 2005, the Infiniti Subsidiary merged with and into the LaPolla Subsidiary whereas the existence of the Infiniti Subsidiary ceased. On October 1, 2005, the LaPolla Subsidiary merged with and into the Company, under its former name of IFT Corporation, whereas the existence of the LaPolla Subsidiary ceased. On November 8, 2005, the Company changed its name to LaPolla Industries, Inc.  For discontinued operations, the Company, on November 5, 2004, discontinued the operations of its RSM Technologies, Inc. subsidiary, a Florida corporation established in June 2001 to manufacture, market, and sell the former RSM Products.

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.  Summary of Significant Accounting Policies – continued.

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.  Summary of Significant Accounting Policies – continued.

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $144,929, $190,342 and $32,750 in 2006, 2005 and 2004, respectively.

Product Warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2006, the reserve for product warranties was $9,109. There were no charges against income for product warranties in 2006 or 2005.  Cash outlays related to product warranties were $-0-, $-0-, and $9,055 in 2006, 2005 and 2004, respectively.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recently Adopted Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that originated in prior years and exist in the current year’s ending balance sheet. This bulletin is effective in fiscal years beginning after November 15, 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company is currently evaluating the effect of this Statement.

Note 2.  Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2006	2005
Trade Receivables	$3,819,737	$4,276,522
Less: Allowance for Doubtful Accounts	(224,306)	(66,591)
Trade Receivables, Net	$3,595,431	$4,209,931

Note 3.  Inventories.

The following is a summary of inventories for the years ending December 31:

	2006	2005
Raw Materials	$866,859	$591,398
Finished Goods	2,015,377	802,205
Total	$2,882,236	$1,393,603

Note 4.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For 2006, 2005 and 2004, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 56%, 62% and 42% of purchases, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5.  Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for Federal income tax purposes. Significant components of the Company's deferred tax assets at December 31:

	2006	2005
Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$33,191,845	$30,065,178
Temporary Differences:
Difference between Book and Tax Assets	—	—
Nondeductible Accruals	(1,175,878)	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	$32,015,967	$29,675,130
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	10,885,429	10,089,544
Valuation Allowance for Deferred Tax Assets	(9,946,881)	(8,949,372)
Net Deferred Taxes	$938,548	$1,140,172

Management believes that the realization of a certain portion of the future tax benefits for net operating loss carry-forwards in the table above are “more likely than not” and, after deducting a valuation allowance, has provided an amount equal to the portion of deferred tax assets it deems are realizable.

At December 31, 2006, the Company had available, net operating loss carry-forwards of approximately $33,191,845 for Federal income tax purposes. Utilization by the Company is subject to limitations based upon the Company's future income. The loss carry-forwards, if not used, will expire as follows: $2,470,052 in 2017, $1,863,850 in 2018, $2,381,026 in 2019, $2,041,022 in 2020, $3,910,425 in 2021, $6,407,080 in 2022, $4,716,476 in 2023, $2,645,743 in 2024, $3,629,504 in 2025, and $3,126,667 in 2026.

See Note 6 - Discontinued Operations for Deferred Tax Assets information related to discontinued operations.

Note 6.  Discontinued Operations.

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

	Year Ended December 31,
	2006	2005	2004
Revenue	$—	$—	$475,785
Gross Profit (Loss)	—	—	84,568
Costs and Expenses	313,972	131,971	(3,617,118)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	$313,972	$131,971	$(3,141,333)

The assets and liabilities of the discontinued operations presented on an aggregated basis in the Consolidated Balance Sheets consist of the following amounts at December 31:

Assets	2006	2005
Cash	$—	$—
Total Assets	$—	$—
Liabilities
Accounts Payable	—	199,427
Accrued Expenses and Other Current Liabilities	10,000	140,641
Line of Credit	326,129	499,918
Total Liabilities	$336,129	$839,986

See also Note 17 – Commitments and Contingencies, Reserve.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 6.  Discontinued Operations - continued.

Significant components of the Company's discontinued operations deferred tax assets at December 31:

	2006	2005
Deferred Tax Assets:
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,635,473	$33,949,445
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets before Utilization	11,436,061	11,542,811
Income Taxes Currently Payable (Refundable)	$106,750	$44,870
Income Tax (Benefit) Utilized from Prior Year	$(44,870)	$—
Total Income Tax (Benefit) to be Utilized	(106,750)	(44,870)
Total Deferred Tax Assets after Utilization	11,284,441	11,497,941
Valuation Allowance for Deferred Tax Assets	(11,284,441)	(11,497,941)
Net Deferred Taxes	$—	$—

Management believes that the realization of a certain portion of the future tax benefits for net operating loss carry-forwards for discontinued operations in the table above are “more likely than not” and, after deducting a valuation allowance, has provided an amount equal to the portion of deferred tax assets it deems are realizable.

At December 31, 2006, the Company had available for its discontinued operations, net operating loss carry-forwards of approximately $33,635,473 for Federal income tax purposes. Approximately $11,497,941 of the future tax benefit for the net operating loss carry-forwards are subject to limitations based on discontinued operations and discontinued operating subsidiaries’ abilities to generate future taxable income.  The loss carry-forwards for discontinued operations, if not used, will expire as follows: $1,398,901 in 2012, $1,116,469 in 2013, $887,923 in 2014, $4,918,574 in 2015, $443,717 in 2016, $16,388 in 2017, $4,283,341 in 2018, $151,247 in 2019, $2,499,910 in 2020, $3,915,369 in 2021, $4,413,369 in 2022, $6,467,500 in 2023, and $3,122,765 in 2024.

Note 7.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2006	2005	Estimated Useful Life
Vehicles	$487,037	$379,676	5 Years
Leasehold Improvements	12,400	14,191	13 – 15 Years
Office Furniture and Equipment	133,634	164,258	3 – 7 Years
Computers and Software	445,491	312,999	3 – 5 Years
Machinery and Equipment	718,210	367,478	3 – 20 Years
Plant Construction in Progress	212,592	116,756
Total Property, Plant and Equipment	$2,009,364	$1,355,358
Less: Accumulated Depreciation	(519,725)	(447,784)
Total Property, Plant and Equipment, Net	$1,489,639	$907,574

Depreciation expense for the years ended 2006, 2005 and 2004 was $71,941, $138,210, and $83,002, respectively.

Note 8.  Acquisition.

On January 25, 2005, the Company entered into a Stock Purchase Agreement with LaPolla Industries, Inc., a privately held Arizona corporation (“LaPolla Subsidiary”) and Billi Jo Hagan, Trustee of the Billi Jo Hagan Trust, Dated October 6, 2003, wherein the Company agreed to pay $2 Million in cash and restricted stock in exchange for 100% of the issued and outstanding capital stock of the LaPolla Subsidiary. On February 11, 2005, the parties entered into an Amendment to Stock Purchase Agreement and Closing Statement to close the transaction in accordance with the terms of the Agreement, as amended.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At February 11, 2005
Current Assets	$1,904,599
Property, Plant and Equipment	45,243
Intangible Assets	207,706
Goodwill	1,177,000
Total Assets Acquired	3,334,548
Current Liabilities	(1,334,526)
Total Liabilities Assumed	(1,334,526)
Net Assets Acquired	$2,000,022

Of the $207,706 of acquired intangible assets, $69,235 was assigned to a customer list with a useful life of five (5) years and $138,471 was assigned to product formulation with a useful life of 15 years.  See also Note 22 - Merger of Subsidiaries.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 9.  Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill

	2006	2005
Coatings	$1,049,458	$1,049,458
Foam	640,577	640,577
Paints	123,092	123,092
Sealants	125,507	125,507
Adhesives	172	172
Equipment	12,194	12,194
Infiniti Subsidiary	—	—
	$1,951,000	$1,951,000

The Company reassigned the $1,951,000 carrying value of the goodwill previously attributable to the LaPolla Subsidiary to certain reporting units described in the table above at December 31, 2005 based on the merger of the LaPolla Subsidiary into the Company on October 1, 2005. The $774,000 carrying value attributable to the Infiniti Subsidiary at December 31, 2004 was combined with the $1,177,000 carrying value attributable to the LaPolla Subsidiary based on the merger of the Infiniti Subsidiary into the LaPolla Subsidiary on April 1, 2005. See Note 22 - Merger of Subsidiaries.

The following is a summary of Other Intangible Assets for the years ending December 31:

Other Intangible Assets

	2006			2005
	Gross Amount	Accumulated Amortization	Amortization Period	Gross Amount	Accumulated Amortization	Amortization Period
Customer List	$69,235	$(25,387)	5 Years	$69,235	$(11,540)	5 Years
Product Formulation	138,471	(16,922)	15 Years	138,471	(7,690)	15 Years
	$207,706	$(42,309)		$207,706	$(19,230)

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

Note 10.   Accounts Payable and Accrued Expenses and Other Current Liabilities.

The following is a summary of accounts payable and accrued expenses and other current liabilities for the years ending December 31:

	2006	2005
Accounts Payable	$5,069,478	$4,074,946
Accrued Payroll	31,310	7,670
Accrued Commissions	31,236	—
Accrued Inventory	378,745	1,150,950
Accrued Rent	66,949	44,088
Accrued Interest	6,667	42,472
Accrued Taxes and Other	290,205	418,125
Accrued Insurance	254,390	179,193
Accrued Warranty Reserve	9,109	9,109
Note Payable – Vendor	13,336	—
Reserve for Litigation	10,000	175,378
Total Accounts Payable and Accrued Expenses and Other Current Liabilities	$6,161,425	$6,101,931

Note 11.   Line of Credit.

Line of credit is comprised of the following at December 31:

		2006	2005
(a)	$180,000 Line of Credit, maturing February 1, 2006, bears interest at prime plus 1% per annum, secured by all the assets of the Company and a personal guarantee from the Chairman of the Board.	$—	$21,816

(b)	$1,000,000 Line of Credit, established September 22, 2006, of which $750,000 is secured by a certificate of deposit owned by the Chairman and $250,000 is secured by a certificate of deposit owned by the Company.*	$1,007,120	$—

*See also Note 25 – Subsequent Events, Item (b).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12.  Loans Payable – Related Party.

On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide $1,500,000 for working capital to facilitate growth and expansion of the Company.  The funding took the form of a demand loan bearing six percent (6%) interest per annum during the 2006 year.  Notwithstanding the face amount of the written commitment, the Chairman loaned the Company funds aggregating $1,750,000, net under this commitment at December 31, 2006. See Note 16 – Related Party Transactions, Item (g)(iii) (These Loans Payable – Related Party were canceled in exchange for preferred stock).

Note 13.  Note Payable – Other.

On September 22, 2006, the Chairman and the Company converted its $3,000,000 unsecured line of credit with Wachovia Bank, N.A. into an unsecured three year note payable bearing interest at LIBOR plus 2.25%.  The Chairman assumed sole responsibility for this Note Payable – Other on September 27, 2006.  See Note 14 – Note Payable – Related Party, Item (b) (Note Payable – Other converted to Note Payable – Related Party).

Note 14.  Note Payable – Related Party.

(a)    On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, bearing interest at six percent (6%) per annum, with principal to be paid on December 31, 2007 (“Related Party Note”). Prior to establishment of the Related Party Note, the Company owed the Chairman $3,000,000 which was advanced during 2005 for working capital and previously classified as Loans Payable – Related Party. The Related Party Note memorialized the cancellation of the demand nature of the $3,000,000 indebtedness owed by the Company to the Chairman and established a repayment date and condition of prepayment in the event the Company achieved a financing. See Note 16 – Related Party Transactions, Item (g)(i) (This Note Payable – Related Party was canceled in exchange for preferred stock).

(b)    On September 27, 2006, the Chairman assumed sole responsibility for the $3,000,000 unsecured three year Note Payable – Other established with Wachovia Bank, N.A. on September 22, 2006 bearing interest at LIBOR plus 2.25%.  See Note 16 – Related Party Transactions, Item (g)(ii) (This Note Payable – Related Party was canceled in exchange for preferred stock).

Note 15.  Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31:

	2006	2005
Various notes payable on vehicles and equipment, due in monthly installments of $10,503 including interest, maturing through 2011	$300,512	$294,206
Less: Current Maturities	(97,589)	(76,020)
Total Long-Term Debt	$202,923	$218,186
Debt Maturity Schedule:
Years Ending December 31
2007	$97,589
2008	104,857
2009	81,338
2010	14,398
2011	2,330
Total	$300,512

Note 16.  Related Party Transactions.

(a)    The Company issued common stock to officers and directors as follows:

	2006		2005
	Shares	Value	Shares	Value
Other Compensation	—	$—	16,000	$10,960
Board of Director Fees	364,000	233,640	360,767	339,290
	364,000	$233,640	21,195,850	$7,853,491

(b)    The Company issued preferred stock to directors as follows:

	2006		2005
	Shares	Value	Shares	Value
Cancellation of Indebtedness	7,903	$7,903,000	—	$—
Series D Preferred Stock Accrued Dividends	73	73,000	—	—
	7,976	$7,976,000	—	$—

(c)    On February 8, 2006, the Company executed a Promissory Note in favor of the Chairman of the Board for $3,000,000, bearing interest at six percent (6%) per annum, with principal to be paid on December 31, 2007 (“Note Payable - Related Party”). Prior to establishment of the Note Payable – Related Party Note, the Company owed the Chairman $3,000,000 which was advanced during 2005 for working capital and previously classified as Loans Payable – Related Party.  The Related Party Note memorialized the cancellation of the demand nature of the $3,000,000 indebtedness owed by the Company to the Chairman and established a repayment date and condition of prepayment in the event the Company achieves a financing. On September 29, 2006, the Chairman canceled this Note Payable – Related Party, along with accrued interest, in exchange for the issuance of Series D Preferred Stock.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.  Related Party Transactions – continued.

(d)    On March 20, 2006, the Company received a written commitment from the Chairman of the Board to provide $1,500,000 for working capital to facilitate growth and expansion of the Company.  The funding took the form of a demand loan bearing six percent (6%) interest per annum.  Notwithstanding the face amount of the written commitment, the Chairman loaned the Company funds aggregating $1,750,000, net under this commitment at December 31, 2006, which amount, along with accrued interest, was then canceled in exchange for the issuance of Series D Preferred Stock.

(e)    On September 22, 2006, the Chairman and the Company converted its $3,000,000 unsecured line of credit with Wachovia Bank, N.A. into an unsecured three year note payable bearing interest at LIBOR plus 2.25%.  The Chairman assumed sole responsibility for this Note Payable – Other on September 27, 2006.

(f)     On September 27, 2006, the Chairman assumed sole responsibility for the three year unsecured Note Payable – Other established with Wachovia Bank, N.A. on September 22, 2006 bearing interest at LIBOR plus 2.25%.   On September 29, 2006, the Chairman canceled this Note Payable – Related Party, along with accrued interest, in exchange for the issuance of Series D Preferred Stock.

(g)    During 2006, 7,976 shares of Series D Preferred Stock were issued to the Chairman of the Board in exchange for the cancellation of indebtedness of $7,976,000, of which:

(i)      3,000 shares were for the cancellation of the $3,000,000 Promissory Note executed on February 8, 2006 in favor of the Chairman of the Board.  See Item (c) above;

(ii)      3,000 shares were for the cancellation of the $3,000,000 Note Payable – Other, which was assumed by the Chairman of the Board. See Item (e) above;

(iii)     1,750 shares were for the cancellation of $1,750,000 in short term loans bearing interest at 6% per annum, which were advanced to the Company by the Chairman during 2006 for working capital.  See Item (d) above;

(iv)     153 shares were for the cancellation of $153,000 in accrued interest relating to the financings described in Items (g)(i), (ii) and (iii) above up to the date of each respective cancellation; and

(v)       73 shares were for the cancellation of 73,000 in accrued dividends payable for the Company’s Series D Preferred Stock.  See also Item (i) below.

(h)       During 2006, 364,000 shares of restricted common stock were vested and earned by directors pursuant to the Director Plan, of which:

(i)        292,000 shares that were issued to the Chairman of the Board, pursuant to a one time grant of 1,168,000 shares approved by the shareholders on May 28, 2002, vested. The Company did not consider this portion of the shares outstanding due to a vesting provision and as such no value was ascribed to these shares by the Company when issued on May 28, 2002. The value ascribed to these shares on May 28, 2006 was $183,960; and

(ii)       72,000 shares that were automatically granted and issued to directors upon election at the shareholders meeting held on June 29, 2005, vested on the date of the annual stockholders meeting held July 12, 2006. The Company did not consider these shares outstanding when issued due to a vesting provision and as such no value was ascribed to these shares at that time. These transactions were valued and recorded at $49,680.

(i)     During 2006, there were $175,262 in dividends accrued on Series D Preferred Stock held by the Chairman, of which $73,000 was paid in the form of Series D Preferred Stock and $102,262 was offset by an overpayment made to Wachovia Bank in connection with the Chairman’s assumption of the Note Payable – Other described in Item (f) above.

Note 17. Commitments and Contingencies.

Leases

The Company has operating leases as follows:

	Location	Description of Operations	Terms
1.	Houston, Texas	Corporate Headquarters, Sales, Marketing, Customer Service, Manufacturing, and Distribution	09-01-2005 to 12-31-2010
2.	Deerfield Beach, Florida	Customer Service, Manufacturing, and Distribution	01-01-2002 to 03-31-2009
3.	Tempe, Arizona	Customer Service, Manufacturing, and Distribution	11-01-2006 to 02-28-2010

The Houston, Texas and Tempe, Arizona leases include a lease concession which amount is included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease term.  The Deerfield Beach, Florida lease term originally scheduled to expire on March 1, 2006 was extended to March 31, 2009.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

2007	$523,893
2008	510,863
2009	425,471
2010	365,750
Total Minimum Lease Payments	$1,825,977

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $430,723, $286,308, and $105,557, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 17.  Commitments and Contingencies – continued.

Reserve

The following is a summary of the reserve established for commitments and contingencies for the year ending December 31:

	2006	2005
Accounts Payable - Discontinued Operations	$—	$199,427
Line of Credit – Discontinued Operations	326,129	499,918
Accrued Expense and Other Current Liabilities – Discontinued Operations	10,000	140,641
Total	$336,129	$839,986

Legal Proceedings

(a)	Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

On August 20, 2004, the Company was served notice that on June 24, 2004 in the United States District Court for the District of Puerto Rico the Plaintiff filed a complaint against the Defendants alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico that was incorporated in a Sales Agreement entered into between the parties on May 21, 2002. The Plaintiff’s complaint essentially alleges that on October 29, 2003, Urecoats Manufacturing, Inc. arbitrarily terminated the Plaintiff’s “exclusivity” rights under its agreement with Urecoats Manufacturing, Inc. and as a result, it sustained damages aggregating $3,754,000. The Company believes the complaint and alleged damages to be totally without merit, is defending itself and, among other things, has asserted counterclaims for monies billed and remaining unpaid for goods delivered to the Plaintiff by Urecoats Manufacturing, Inc. pursuant to the Plaintiff’s purchase order.  On April 7, 2006, the US District Court has dismissed all claims against Urecoats Industries, Inc. (n/k/a LaPolla Industries, Inc.). Discovery has commenced with respect to the allegations against Urecoats Manufacturing, Inc. (n/k/a RSM Technologies, Inc.) which operations were discontinued November 5, 2004, and trial date is set for December 11, 2007.  RSM Technologies, Inc. has no assets.  The outcome of this litigation cannot be determined at this time.

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

Note 18.  Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2006		2005		2004
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Operating (Loss)	$(3,328,291)	$(0.062)	$(2,489,332)	$(0.049)	$(2,627,175)	$(0.091)
Income (Loss) from Discontinued Operations	313,972	0.006	131,971	0.002	(3,141,333)	(0.108)
Net (Loss)	$(3,014,319)	$(0.056)	$(2,357,361)	$(0.046)	$(5,768,508)	$(0.199)
Plus: Dividends on Preferred Stock	(175,262)	(0.003)	—	—	—	—
Net (Loss) Available to Common Stockholders	$(3,189,581)	$(0.059)	$(2,357,361)	$(0.046)	$(5,768,508)	$(0.199)
Weighted Average Common Shares Outstanding	53,414,914		50,538,175		28,866,604

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive.  The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 69,447, 364,000, and 652,767 shares, respectively, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the Director Plan, (ii) 76,180, 69,000, and 116,321 vested and exercisable stock options, respectively, and (iii) conversion of securities (Series A Preferred Stock) convertible into 2,250, 2,250, and 2,250 shares, respectively, of common stock, for the years ended December 31, 2006, 2005 and 2004, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 19. Securities Transactions.

Common Stock

(a)    During 2006, 364,000 shares of restricted common stock were vested and earned by directors pursuant to the Director Plan, which transactions were valued and recorded at $233,640.  See also Note 16 - Related Party Transactions, Item (h)(i) and (ii).

Preferred Stock

(a)    On September 29, 2006, the Company sold 6,900 shares of its Series D Preferred Stock, $1.00 par value, to the Chairman and principal stockholder, pursuant to a Securities Purchase Agreement, in exchange for the cancellation of $6,900,000 in notes, loans and related accrued interest owed by the Company to the Chairman, which preferred shares accrue dividends at 10% per annum on a quarterly basis.

(b)    On December 28, 2006, the Company sold 200 shares of its Series D Preferred Stock, $1.00 par value, to an accredited sophisticated investor, pursuant to a Securities Purchase Agreement, for $200,000 in cash, which preferred shares accrue dividends at 10% per annum on a quarterly basis.

(c)    On December 31, 2006, the Company sold 1,076 shares of its Series D Preferred Stock, $1.00 par value, to the Chairman and principal stockholder, pursuant to a Securities Purchase Agreement, in exchange for the cancellation of $1,076,000 in loans and related accrued interest, along with accrued dividends, owed by the Company to the Chairman, which preferred shares accrue dividends at 10% per annum on a quarterly basis.

Note 20.  Share–Based Payment Arrangements.

The Company adopted reporting under SFAS 123R, effective July 1, 2005. Previously, the Company elected to apply the intrinsic-value-based method of accounting as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for the Stock-Based Compensation”. Under this method, the Company measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value and restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the date the shares of restricted common stock were earned and vested. Prior to the adoption of the SFAS 123R, no compensation expense was ever recognized for stock options while compensation expense was recognized for restricted common stock only on the date when the shares were earned and vested.  The Company has elected to use the modified prospective method, which requires compensation expense for all awards granted from the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, to be recorded. The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company decided to use a lattice-based option valuation model to calculate compensation expense over the requisite service period of a grant(s). The Company uses historical data starting after November 5, 2004 for estimated forfeitures and volatility based on the concentration of operating activities for the preceding seven years being related to the RSM Products, which were discontinued on November 5, 2004.

At December 31, 2006, the Company had two share-based compensation plans, the Equity Incentive Plan and Director Compensation Plan (described below), which plans replaced all prior compensation and incentive plans (“Predecessor Plans”).  Compensation cost charged against income for all plans for 2006, 2005 and 2004 was $618,115, $673,793 and $261,994, respectively.

Equity Incentive Plan

The Company’s Equity Incentive Plan (“Equity Plan”), which is shareholder-approved, permits the grant of share options and shares to its employees for up to 3,250,000 shares of common stock. The Equity Plan replaced the Key Employee Stock Option Plan. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides, among other things, financial performance measures upon which specific performance goals applicable to certain awards would be based and limits on the numbers of shares or compensation that could be made subject to certain awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Share options and shares may provide for accelerated vesting if there is a change in control (as defined in the Equity Plan).  As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for share options. Therefore, certain portions of the 2005 numbers in the following analysis only relate to share options as of date of adoption.

The fair value of each stock option is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected Volatility	152.95% - 277.54%
Weighted-Average Volatility	203.32%
Expected Dividends	—
Expected Term (in years)	5 - 6
Risk Free Rate	3.974% - 4.21%

As of December 31, 2006, total compensation cost related to non-vested stock options was $1,520,966, which is expected to be recognized over the 58 month period after December 31, 2006 (55.6 months on a weighted-average basis).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 20.  Share–Based Payment Arrangements - continued.

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2006		2005
Options	Number	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	2,519,868	$.78	115,321	$3.16
Granted	300,000	.65	2,954,680	.67
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(113,688)	3.18	(550,133)	.69
Outstanding-End of Year	2,706,180	.67	2,519,868	.78
Exercisable-End of Year	76,180	$.68	119,868	$2.98

The weighted-average grant-date fair value of options granted during 2006 and 2005 was $.65 and $.56, respectively.

Predecessor Stock Option Plans

The Company maintained a variety of stock options plans prior to 2005, all of which were replaced, superseded or allowed to expire according to their terms (“Predecessor Plans”). The Key Employee Stock Option Plan (“Key Employee Plan”) was superseded by and integrated into the Equity Plan.  The applicable 2005 data for the Key Employee Plan from the date of adoption of SFAS 123R is included in the Equity Incentive Plan section above.  Prior to 2005, the Key Employee Plan, originally established as the 2000 Stock Purchase and Option Plan and approved by the shareholders of the Company on June 20, 2000, was integrated with and into the 2002 Stock Option Plan (which was approved by the shareholders on May 28, 2002), for administrative convenience.  The Company granted restricted options (Non Plan) from time to time for special circumstances in the past.  The Company did not grant any Non Plan options in 2006, 2005 or 2004 and the Non Plan options previously granted expired according to their terms.  There were 50,000 Non Plan options outstanding as of December 31, 2006, which expired on March 19, 2007.  No fair value existed or was recorded for any Non Plan options.  As described above, prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for any stock options.

Stock option activity under the Company’s Predecessor Plans as of the years ended December 31, is summarized below:

	2006		2005		2004
Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	70,000	$3.36	70,000	$3.36	372,274	$2.63
Granted	—	—	—	—	150,000	.27
Exercised	—	—	—	—	(200,000)	.38
Canceled, Expired or Forfeited	20,000	10.00	—	—	(136,953)	2.69
Outstanding-End of Year	50,000	.70	70,000	3.36	185,321	3.23
Exercisable-End of Year	50,000	$.70	70,000	$3.36	122,821	$4.22

Equity Plan and Predecessor Plan

The following table summarized stock options outstanding under the Equity Plan and Predecessor Plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 12/31/06	Weighted Average Exercise Price
$.65 - $ .80	2,703,000	3.01	$.67	73,000	$.67
$.81 - $ .95	3,180	.20	$.95	3,180	$.95

Based on the Company’s closing stock price of $.57 on December 29, 2006, the last trading day of 2006, all of the options exercisable in the preceding table are out-of-the-money.  Therefore, no intrinsic value existed at December 31, 2006.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 20.  Share–Based Payment Arrangements - continued.

Director Compensation Plan

The Company’s Director Compensation Plan (“Director Plan”), which is shareholder-approved, permits the grant of up to 1,600,000 shares of restricted common stock to non-employee directors only. Each non-employee director who is then serving as a member of the Board is automatically granted an award consisting of a number of shares of restricted common stock of the Company equal to: 48,000 for the Chairman of the Board, who is also a non-employee director; and 12,000 for other non-employee directors, upon initial election to the Board for a one year term (or a lesser amount prorated monthly if the initial election is for a shorter period).  In addition to the automatic grant of shares to non-employee directors described above, a one-time grant on M7528, 2002 of 1,168,000 post split shares of restricted stock was approved for the Chairman of the Board, which recognized his personal cost for substantially funding the Company and acting as Chairman of the Board without adequate compensation over a three-year period prior to the date of the grant. This one-time grant vested at the end of each year at the rate of 25% per year after the date of grant. The Company does not consider the shares of restricted common stock granted and issued under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are issued by the Company with a second restriction and held in the custody of the Company until such time that they are earned and vested. At December 31, 2006, there were 69,447 shares of restricted common stock granted and issued but held in the custody of the Company (until they are earned and vested) which automatic grants awarded at the annual meeting of stockholders held on July 12, 2006 are scheduled to vest at the next annual meeting of stockholders scheduled for May 22, 2007.  The Director Plan was designed to automatically terminate the day after the fourth anniversary of the annual meeting of stockholders in which it was approved by stockholders, or July 13, 2006.  Notwithstanding the termination of the Director Plan, the last traunch of automatic grants (69,447 shares) are not affected by the termination and shall be earned and vested at the next scheduled annual meeting of stockholders (Scheduled for May 22, 2007 or as otherwise determined by the Board pursuant to the Company’s Bylaws).  The compensation cost that has been charged against income for the Director Plan was $258,427, $428,642 and $254,144 for 2006, 2005 and 2004, respectively.  Prior to adoption of SFAS 123R, compensation expense was recognized under the Director Plan only on the date when the shares were earned and vested. The fair value of each restricted stock award is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed, where applicable. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate award vesting and director termination within the valuation model and the straight-line method for attribution of compensation expense.  The expected term of the of the awards are derived from the output of the valuation model and represent the period of time that awards granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected Volatility	398.77%
Weighted-Average Volatility	398.77%
Expected Dividends	—
Expected Term (in years)	.8
Risk Free Rate	5.108%

A summary of awards activity under the Director Plan, and changes during the year then ended or from the date of adoption of SFAS 123R to the year then ended, as applicable, are presented below:

	2006		2005
Awards	Shares	Aggregate Intrinsic Value	Shares	Aggregate Intrinsic Value
Outstanding-Beginning of Year	364,000	$74,460	652,767	$—
Granted	69,447	44,002	72,000	—
Vested	(364,000)	233,640	(360,767)	—
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	69,447	$44,002	364,000	$74,460

As of December 31, 2006, total compensation cost related to restricted stock not yet recognized was $19,214, which is expected to be recognized over the five month period after December 31, 2006 (4.3 months on a weighted-average basis).

Note 21.  Preferred Stock.

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

Series C Convertible Preferred Stock

The Board of Directors designated a new series of preferred stock, Series C Convertible Preferred Stock, effective January 8, 2002, par value $1.00, and authorized 750,000 shares for issuance. The stated value per each share of Series C Convertible Preferred Stock was $20.00 per share. The certificate of designation of preferences of the Series C Convertible Preferred Stock had a mandatory conversion date of January 1, 2004. On January 1, 2004, the Company converted all 673,145 shares of the Series C Convertible Preferred Stock outstanding on said date, into 12,375,024 shares of restricted common stock (the conversion rate was determined at the time of purchase pursuant to a discount formula related to the amount of investment by each investor. The former registered holders of the Series C Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 4% per annum of the stated value per each share of Series C Convertible Preferred Stock.  Such dividend accrued on each share of Series C Convertible Preferred Stock from the date of issuance of such share (with appropriate pro-ration for any partial dividend period) and accrued from day-to-day, whether or not earned or declared, until the mandatory conversion date. The dividends of $776,983 accrued as of January 1, 2004, were paid through the issuance of shares of restricted common stock in 2004.  The Board of Directors amended the Series C Convertible Preferred Stock designation reducing the original authorized amount of 750,000 shares to the actual number of preferred shares sold in that series, a total amount of 687,895 as of September 27, 2006.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 21.  Preferred Stock – continued.

Series D Preferred Stock

The Board of Directors designated a new series of preferred stock, Series D Preferred Stock, effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred Stock of $1,000, which includes the par value of $1.00 per share. Holders of the outstanding Series D Preferred Stock have no voting rights with respect to the Series D Preferred Stock, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred Stock. Such dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2006 (each of such dates being a "dividend payment date"). Such dividend (a) shall accrue and may be accumulated or paid in the discretion of the Board of Directors, on each Series D Preferred Stock from the date of issuance of such Series D Preferred Stock (with appropriate pro-ration for any partial dividend period); (b) shall accrue from day-to-day, whether or not earned or declared; and (c) dividends may be paid, subject to the terms hereof, in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. At December 31, 2006, the Company sold an aggregate of 8,176 shares for an aggregate consideration of $8,176,000.  There was $175,262 in dividends accrued and paid at December 31, 2006.

Note 22.  Merger of Subsidiaries.

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

Note 23.  Business Segment Information.

The Company is a national manufacturer and distributor with seven segments:  Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other.  The Company established the seven segments in 2005 due to a change in the structure of its internal organization which caused the composition of its prior reportable segments (previously based on subsidiaries) to change.  See Note 21 – Merger of Subsidiaries, Item (b).  See also Note 5 – Discontinued Operations.  Prior years have been restated to reflect the change.  The Company’s segments are organized based on differences in products. The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications.  The Foam segment primarily supplies both roofing and perimeter wall insulation applications.  Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications.  Perimeter wall insulation is used in commercial and industrial, as well as residential, applications.  The Paints segment primarily supplies a variety of protective and decorative lines for commercial and industrial, as well as residential, applications.  The Sealants segment primarily supplies penetrating sealers and stains over concrete and masonry for commercial and industrial, as well as residential, applications.  Additionally, this segment also supplies caulking for general application in the construction industry.  The Adhesives segment primarily supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications.  The Equipment segment supplies spray equipment and related accessories for foam and coatings installations for commercial and industrial, as well as residential, markets.  The All Other segment supplies a variety of sundry items that are complementary to the applications of products for customers.  The Company primarily manufactures coatings and distributes foam, paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas, Florida and Arizona. Each of the businesses in which the Company is engaged is highly competitive. However, the diversification of product lines and national markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product line.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes.  A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments
2006	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$9,562,664	$17,717,636	$1,195,929	$1,032,501	$31,147	$546,020	$228,839	$30,314,736
Depreciation and Amortization	158,491	33,829	2,283	1,971	59	1,043	438	198,114
Interest Expense	80,036	148,291	10,010	8,642	261	4,570	1,914	253,724
Segment Profit (Loss)	(49,379)	(1,395,510)	48,394	(11,637)	(1,105)	33,416	(88,736)	(1,464,557)
Segment Assets(1)	3,661,962	5,481,007	449,818	407,585	8,681	161,366	62,519	10,232,938
Expenditures for Segment Assets	$427,796	$282,056	$19,039	$47,055	$496	$8,692	$3,642	$788,776

2005	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$6,705,777	$11,213,965	$781,988	$964,221	$39,781	$301,145	$172,386	$20,179,263
Depreciation and Amortization	82,648	17,197	1,199	1,479	61	462	264	103,310
Interest Expense	89,265	149,276	10,410	12,835	530	4,009	2,293	268,618
Segment Profit (Loss)	(49,048)	(1,718,676)	(12,138)	(17,985)	(2,085)	17,120	(29,113)	(1,811,931)
Segment Assets(1)	3,128,028	4,116,535	365,483	424,384	12,503	105,539	53,437	8,205,905
Expenditures for Segment Assets	$291,994	$262,807	$18,326	$37,579	$932	$7,058	$4,039	$622,737

2004	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$774,870	$885,579	$585,970	$293,115	$—	$289	$24,340	$2,564,163
Depreciation and Amortization	66,402	8,216	5,436	2,719	—	3	226	83,002
Interest Expense	99,884	114,155	75,534	37,784	—	37	3,138	330,532
Segment Profit (Loss)	(249,292)	(338,742)	(144,522)	(81,026)	—	(110)	(2,420)	(816,112)
Segment Assets(1)	697,294	593,790	526,000	248,517	—	194	12,380	2,078,175
Expenditures for Segment Assets	$129,325	$10,719	$7,093	$16,875	$—	$4	$295	$164,311

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 23.  Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Segments
Profit or Loss	2006	2005	2004
Total Profit or Loss for Reportable Segments	$(1,464,556)	$(1,811,931)	$(816,113)
Unallocated Amounts:
Corporate Expenses	(1,662,111)	(1,817,572)	(1,811,062)
Income (Loss) Before Income Taxes	$(3,126,667)	$(3,629,503)	$(2,627,175)

Assets	2006	2005	2004
Total Assets for Reportable Segments(1)	$10,232,939	$8,205,905	$2,078,175
Other Unallocated Amounts(2)	1,857,917	2,429,137	65,957
Consolidated Total	$12,090,856	$10,635,042	$2,144,132
____________________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents, deferred tax assets, and assets from discontinued operations, where applicable.

Note 24.Selected Quarterly Financial Data (Unaudited).

	2006 Quarters Ended, (A),
	March 31	June 30	September 30	December 31
	Restated	Restated	Restated
Sales	$5,999,935	$7,561,627	$9,037,490	$7,715,684
Gross Profit	836,748	1,294,043	1,509,139	1,177,905
Operating Income (Loss) Before Income Taxes	(514,970)	(371,017)	(920,471)	(1,320,209)
Income Tax Benefit-Current	—	—	—	—
Income Tax Benefit-Deferred	(7,263)	(75,760)	(508,993)	390,392
Operating Income (Loss)	(522,233)	(446,777)	(1,429,464)	(929,818)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	295,069	29,000	(5,000)	(5,097)
Net Income (Loss)	$(227,164)	$(417,777)	$(1,434,464)	$(934,914)
Net Income (Loss) Per Share-Basic:
Continuing Operations	(0.010)	(0.008)	(0.027)	(0.017)
Discontinued Operations	$0.006	$0.001	$(0.000)	$(0.000)
Net Income (Loss) Per Share-Diluted:
Continuing Operations	(0.010)	(0.008)	(0.027)	(0.017)
Discontinued Operations	$0.006	$0.001	$(0.000)	$(0.000)

	2005 Quarters Ended, (B),
	March 31	June 30	September 30	December 31
		Restated	Restated	Restated
Sales	$2,457,653	$5,206,176	$5,559,461	$6,955,973
Gross Profit	252,660	778,300	859,772	1,270,965
Operating Income (Loss) Before Income Taxes	(1,243,769)	(1,096,455)	(880,203)	(409,077)
Income Tax Benefit-Current	—	—	—	818,353
Income Tax Benefit-Deferred	—	—	—	321,819
Operating Income (Loss)	(1,243,769)	(1,096,455)	(880,203)	731,095
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	(327,105)	2,515	349,117	107,444
Net Income (Loss)	$(1,570,874)	$(1,093,940)	$(531,086)	$838,539
Net Income (Loss) Per Share-Basic:
Continuing Operations	(0.045)	(0.038)	(0.030)	0.025
Discontinued Operations	$(0.012)	$0.000	$0.012	$0.004
Net Income (Loss) Per Share-Diluted:
Continuing Operations	(0.045)	(0.038)	(0.030)	0.025
Discontinued Operations	$(0.012)	$0.000	$0.012	$0.004
_____________________
(A)           For 2006:  Restatement of Accrued Expenses and Other Current Liabilities, Cost of Sales, and Sales – The Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Sales and Cost of Sales on the Consolidated Statements of Operations for the first three quarters of 2006. The restatement affected Sales, which decreased $42,180, $15,261, and $79,269; Gross Profit, which decreased $413,549, $347,510, and $153,010; Operating Loss Before Income Taxes, which increased $413,549, $347,510, and $153,010;  Income Tax Benefit-Deferred, which decreased $140,623, $22,470, and $104,314;  Operating Loss and Net Loss, which each increased $554,173, $325,040, and $48,697; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.011, $0.006, and $0.002; for March 30, June 30, and September 30, respectively.  To illustrate:

For 2006:	3/31/2006	6/30/2006	9/30/2006
Net Income (Loss) (As Previously Reported)	$327,008	$(92,737)	$(1,385,767)
Adjustments	(554,172)	(325,040)	(48,697)
As Adjusted and Restated	$(227,164)	$(417,777)	$(1,434,464)

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 24.  Selected Quarterly Financial Data (Unaudited) - continued.

(B)      For 2005:  Restatement of Accrued Expenses and Other Current Liabilities and Cost of Sales – The Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005. The restatement affected Gross Profit, which decreased $244,578 for June 30, $261,177 for September 30, and $328,348 for December 31, respectively; Operating Loss and Net Loss, which each increased $244,578 for June 30 and $261,177 for September 30, respectively; Operating Income and Net Income, which each decreased $326,348 for December 31, respectively; Net Loss Per Share – Basic and Diluted for Continuing Operations increased $.022 and $.018 for June 30 and September 30, respectively; and Net Income Per Share – Basic and Diluted for Continuing Operations decreased $.005 for December 31.  No income tax effects were related to this restatement.  To illustrate:

For 2005:	6/30/2005	9/30/2005	12/31/2005
Net Income (Loss) (As Previously Reported)	$(849,361)	$(269,909)	$1,166,887
Adjustments	(244,578)	(261,177)	(328,348)
As Adjusted and Restated	$(1,093,939)	$(531,086)	$838,539

Note 25.Subsequent Events.

(a)    On February 21, 2007, LaPolla Industries, Inc. (the “Company” or “LaPolla”) entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (the “Credit Facility”). Under the terms of the Credit Facility, ComVest has agreed to loan up to $3,500,000 under a revolving credit note and $2,000,000 to the Company under a convertible term note.

(b)    On February 21, 2007, in connection with the establishment of the Credit Facility described in Item (a) above, the Company entered into a Convertible Term Note of even date (the “Convertible Note”) and contemporaneously with closing received $1,339,491 for working capital purposes, $1,010,509 was paid to Wachovia Bank, N.A. to retire LaPolla’s former line of credit (See Note (11) – Line of Credit, Item (b)) and $150,000 was paid to ComVest for closing fees and transactional expenses. The Convertible Note bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.80 per share.

(c)    On February 21, 2007, in connection with the establishment of the Credit Facility described in Item (a) above, the Company entered into a Revolving Credit Note of even date (the “ComVest Revolver”) and contemporaneously with closing received $500,000 for working capital purposes. The ComVest Revolver bears interest equal to the greater of (a) the Prime Rate plus 1%, or 9.5% and is good until February 28, 2009.

(d)    On February 21, 2007, in connection with the establishment of the Credit Facility described in Item (a) above, the Company issued three tranches of warrants to purchase an aggregate of 1,500,000 shares of LaPolla common stock at a price per share calculated based on the closing stock price over the last 20 days prior to the date of closing. The exercise prices for the 3 tranches of warrants are as follows (a) tranche 1 (110% of average closing price) = $0.68; (b) tranche 2 (125% of average closing price) = $0.77; and (c) tranche 3 (150% of average closing price) = $0.93.

Note 26.  Restatements and Corrections to Previously Issued Financial Statements.

The Company designed and implemented an Internal Control—Integrated Framework during 2006.  During the implementation process, a deficiency was discovered in one of the general ledger reconciliation procedures.  The Company developed, tested and implemented a new reconciliation procedure.  Afterwards, management retroactively addressed the impact of the aforementioned defective reconciliation procedure and determined that certain corrections were required to make the financial statements from April 1, 2005 through September 30, 2006 accurate and corrected and restated them.  As a result, previously reported net loss in the Company’s financial statements for the quarters ended June 30, 2005 and September 30, 2005, quarter and year ended December 31, 2005, and quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, were understated, previously reported assets were unchanged, and previously reported liabilities were understated.  Accordingly, the 2006 financial statements and the 2005 statement of operations have been restated and an adjustment has been made to retained earnings as of January 1, 2006, to correct for the error.  The affected quarterly periods were also restated in this report.

(a)    For 2006, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Sales and Cost of Sales on the Consolidated Statements of Operations for the first three quarters of 2006. The restatement affected Sales, Gross Profit, Operating Loss Before Income Taxes, Operating Loss, and Net Loss.  Refer to Note 24 – Selected Quarterly Financial Data, Footnote (A) for quarterly restatement information and illustrations.

(b)    For 2005, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005.  The aggregate amount of liabilities, expenses, net loss, and accumulated deficit of the Company previously reported for the 2005 year were affected by the restatement.  The restatement affected Gross Profit, which decreased $834,102; Operating Loss Before Income Taxes, Operating Loss, and Net Loss, which each increased $834,102; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.006.  No income tax effects were related to this restatement.  To illustrate:

2005
Net Loss (As Previously Reported)	$(1,523,259)
Adjustments	(834,102)
As Adjusted	$(2,357,361)

Refer to Note 24 – Selected Quarterly Financial Data, Footnote (B) for quarterly restatement information and illustrations.

The Company fully updated all affected portions of these consolidated financial statements and related notes to reflect the restatements and corrections described above, as well as corrected certain scrivener’s errors