Form 10-Q
period 2007-03-31
LAPOLLA INDUSTRIES INC
filed 2007-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

As of May 4, 2007 there were 53,580,257 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I — FINANCIAL INFORMATION

As used in this report, "LaPolla” and the "Company" or "Us" or "We" or “Our” refer to the LaPolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 (Unaudited) and December 31, 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2007 and 2006	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2007 and 2006	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$107,028	$382,116
Trade Receivables, Net	3,999,449	3,595,431
Inventories	3,277,635	2,882,236
Prepaid Expenses and Other Current Assets	730,717	537,253
Deferred Income Taxes, Net	867,989	938,548
Total Current Assets	8,982,818	8,335,584

Property, Plant and Equipment, Net	2,283,989	1,489,639

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	159,626	165,396
Deposits and Other Non-Current Assets	149,237	149,237
Total Other Assets	2,259,863	2,265,633

Total Assets	$13,526,670	$12,090,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,505,561	$5,069,478
Accrued Expenses and Other Current Liabilities	929,771	1,091,947
Line of Credit	1,500,000	1,007,120
Current Portion of Convertible Term Note	466,667	—
Current Portion of Long-Term Debt	110,808	97,589
Current Portion of Liabilities from Discontinued Operations	—	232,479
Total Current Liabilities	8,512,807	7,498,613

Other Liabilities
Non Current Portion of Convertible Term Note	1,533,333	—
Non Current Portion of Long-Term Debt	192,636	202,923
Non Current Portion of Liabilities from Discontinued Operations	2,108	103,650
Total Other Liabilities	1,728,077	306,573

Total Liabilities	10,240,884	7,805,186

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at March 31, 2007 and December 31, 2006; $62,500 aggregate liquidation preference at March 31, 2007 and December 31, 2006	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding at March 31, 2007 and December 31, 2006; $8,176,000 aggregate liquidation preference at March 31, 2007 and December 31, 2006	8,176	8,176
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,586,251 and 53,574,251 Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively	535,863	535,743
Additional Paid-In Capital	70,264,690	70,201,151
Accumulated Deficit	(67,577,978)	(66,514,435)
Total Stockholders’ Equity	3,285,786	4,285,670

Total Liabilities and Stockholders’ Equity	$13,526,670	$12,090,856

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Sales	$7,269,322	$5,999,935

Cost of Sales	6,086,874	5,163,187

Gross Profit	1,182,448	836,748

Operating Expenses:
Selling, General and Administrative	1,987,503	1,159,473
Professional Fees	32,619	69,478
Depreciation and Amortization	65,694	41,221
Consulting Fees	25,580	21,003
Interest Expense	63,522	15,173
Interest Expense - Related Party	—	45,370
Other (Income) Expense	514	45,370
Total Operating Expenses	2,175,432	—

Operating (Loss) Before Income Taxes	(992,984)	(514,970)

Income Tax (Expense) Benefit-Deferred	(70,559)	(7,263)

Operating (Loss)	(1,063,543)	(522,233)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit-Deferred	—	295,069

Net (Loss)	$(1,063,543)	$(227,164)

Plus: Dividends on Preferred Stock	(201,710)	—

Net (Loss) Available to Common Stockholders	(1,265,253)	$(227,164)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$(0.019)	$(0.009)
Discontinued Operations	—	0.005
Total	$(0.019)	$(0.004)

Weighted Average Shares Outstanding	53,584,903	53,210,251

See accompanying notes to condensed consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net Income (Loss)
Continuing Operations	$(1,063,543)	$(522,234)
Discontinued Operations	—	295,069
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	95,229	64,987
Provision for Losses on Trade Receivables	(127,454)	36,257
Deferred Income Taxes	70,559	7,263
Share Based Compensation Expense	265,370	165,302
Changes in Assets and Liabilities, Net of Effects of Purchase of Business Entity:
Trade Receivables	(276,564)	69,973
Inventories	(395,399)	(803,464)
Prepaid Expenses and Other Current Assets	(115,256)	(115,215)
Deposits and Other Non Current Assets	(78,207)	1,449
Accounts Payable	435,136	656,277
Accrued Expenses and Other Current Liabilities	(297,923)	(626,187)
Other Liabilities	(435)	(410)
Net Operating Activities of Discontinued Operations	(7,892)	—
Net Cash Provided by (Used in) Operating Activities	(1,496,379)	(770,933)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(883,811)	$(150,615)
Payment for Purchase of Business Entity, Net of Cash Acquired	—	—
Net Cash Provided by (Used in) Investing Activities	(883,811)	(150,615)

Cash Flows From Financing Activities
Proceeds from Line of Credit	2,898,000	(21,816)
Payments on Line of Credit	(2,405,120)	—
Proceeds from Loans Payable - Related Party	617,000	220,000
Payments on Loans Payable - Related Party	(617,000)	—
Proceeds from Convertible Term Note	2,000,000	—
Proceeds from Note Payable - Other	—	550,000
Payments on Note Payable - Other	(10,002)	—
Principal Repayments on Long Term Debt	(52,595)	(28,975)
Net Financing Activities of Discontinued Operations	(326,129)	—
Net Cash Provided by (Used in) Financing Activities	2,104,154	719,209

Net Increase In Cash	$(276,036)	$(202,339)

Cash at Beginning of Period	383,064	400,622

Cash at End of Period	$107,028	$198,283

Supplemental Disclosure of Cash Flow Information:

Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$63,520	$30,610

Supplemental Schedule of Non Cash Investing and Financing Activities

Common Stock issued for Director Fees	$6,840	$—

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 11. Risk factors that could impact results are discussed in Part II - Other Information, Item 1A - Risk Factors on page 14. Refer also to the Company’s 2006 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2007.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarters ended March 31, 2007 and 2006, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 33% and 58% of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	March 31, 2007	December 31, 2006
Trade Receivables	$4,096,301	$3,819,737
Less: Allowance for Doubtful Accounts	(96,852)	(224,306)
Trade Receivables, Net	$3,999,449	$3,595,431

Note 4.	Inventories.

The following is a summary of inventories at:

	March 31, 2007	December 31, 2006
Raw Materials	$807,507	$866,859
Finished Goods	2,470,128	2,015,377
Total	$3,277,635	$2,882,236

Note 5.	Deferred Income Taxes.

The following is a summary of deferred income taxes at:

Deferred Tax Assets:	March 31, 2007	December 31, 2006
Net Operating Loss Carry-Forwards	$34,166,261	$33,173,277
Temporary Differences:
Nondeductible Accruals	(1,306,953)	(1,175,878)
Net Operating Loss Carry-Forward after Temporary Differences	32,859,308	31,997,399
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	11,172,165	10,879,116
Valuation Allowance for Deferred Tax Assets	(10,304,176)	(9,940,568)
Net Deferred Taxes	$867,989	$938,548

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

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. The following is a summary of the liabilities of discontinued operations at:

Liabilities	March 31, 2007	December 31, 2006
Accrued Expenses and Other Current Liabilities	$2,108	$10,000
Line of Credit	—	326,129
Total Liabilities	$2,108	$336,129

The following is a summary of discontinued operations deferred income taxes at:

Deferred Tax Assets:	March 31, 2007	December 31, 2006
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,522,070	$33,522,070
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	11,397,504	11,397,504
Valuation Allowance for Deferred Tax Assets	(11,397,504)	(11,397,504)
Net Deferred Taxes	$—	$—

Future tax benefit for net operating loss carry-forwards are subject to limitations based on the inability of discontinued operations to generate future taxable income.

Note 7.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2007	December 31, 2006
Vehicles	$487,037	$487,037
Leasehold Improvements	12,400	12,400
Office Furniture and Equipment	141,334	133,634
Computers and Software	499,794	445,491
Machinery and Equipment	881,885	718,210
Plant Construction in Progress	870,726	212,592
Total Property, Plant and Equipment	$2,893,176	$2,009,364
Less: Accumulated Depreciation	(609,185)	(519,725)
Total Property, Plant and Equipment, Net	$2,283,991	$1,489,639

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of goodwill at:

	March 31, 2007	December 31, 2006
Coatings	$1,049,458	$1,049,458
Foam	640,577	640,577
Paints	123,092	123,092
Sealants	125,507	125,507
Adhesives	172	172
Equipment	12,194	12,194
Totals	$1,951,000	$1,951,000

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 8.	Goodwill and Other Intangible Assets - continued.

The following is a summary of other intangible assets at:

	March 31, 2007	December 31, 2006
Customer List	$69,235	$69,235
Product Formulation	138,471	138,471
Total Other Intangible Assets	$207,706	$207,706
Less: Accumulated Amortization	(48,079)	(42,309)
Total Other Intangible Assets, Net	$159,627	$165,397

Note 9.	Line of Credit, Convertible Term Note, and Warrants.

The Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”), on February 21, 2007 (the “Credit Facility”). Under the terms of the Credit Facility, ComVest agreed to loan up to $3,500,000 under a revolving credit note (“Line of Credit”) and $2,000,000 to the Company under a convertible term note (“Convertible Term Note”).

(a) Line of Credit - In connection with the establishment of the Credit Facility, the Company entered into a Line of Credit of even date. The Line of Credit bears interest equal to the greater of (a) Prime Rate plus 1%, or 9.5%, and is good until February 28, 2009.

(b) Convertible Term Note - In connection with the establishment of the Credit Facility, the Company entered into a Convertible Term Note of even date. Contemporaneously with the closing, we paid $1,010,509 to Wachovia Bank, N.A. to retire our former line of credit. The Convertible Note bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.80 per share.

(c) Warrants - In connection with the establishment of the Credit Facility, the Company issued three tranches of warrants to purchase an aggregate of 1,500,000 shares of LaPolla common stock at a price per share calculated based on the closing stock price over the last 20 days prior to the date of closing. The exercise prices for warrants are as follows (a) tranche 1 (110% of average closing price) = $0.68; (b) tranche 2 (125% of average closing price) = $0.77; and (c) tranche 3 (150% of average closing price) = $0.93.

Note 10.	Net (Loss) Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at March 31:

	2007		2006
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Operating (Loss) Before Income Taxes	$(992,984)	$(0.018)	$(514,970)	$(0.009)
Income Tax (Expense)-Deferred	(70,559)	(0.001)	(7,263)	(0.000)
Operating (Loss)	$(1,063,543)	$(0.019)	$(522,233)	$(0.009)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	—	—	295,069	0.005
Net (Loss)	$(1,063,543)	$(0.019)	$(227,164)	$(0.004)
Plus: Dividends on Preferred Stock	(201,710)	(0.003)	—	—
Net (Loss) Available to Common Stockholders	$(1,265,253)	$(0.022)	$(227,164)	$(0.004)
Weighted Average Common Shares Outstanding	53,584,903		53,210,251

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of common stock of the Company would be antidilutive. The common stock that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 57,447 and 364,000 shares, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the former Director Compensation Plan, (ii) 73,000 and 169,868 shares upon exercise of vested and exercisable stock options, (iii) 2,000,000 and -0- shares upon conversion of the Convertible Term Note, and (iv) 1,500,000 and -0- shares upon exercise of outstanding warrants, for the three months ended March 31, 2007 and 2006, respectively.

Index

Note 11.	Business Segment Information.

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

Reportable Segments

The following table includes information about our reportable segments at March 31:

2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,142,998	$4,457,440	$273,038	$293,688	$—	$100,605	$1,553	$7,269,322
Depreciation and Amortization	52,555	11,424	700	753	—	258	4	65,694
Interest Expense	18,726	38,951	2,386	2,566	—	879	14	63,522
Segment Profit (Loss)	(36,836)	(522,202)	21,923	(3,964)	—	(11,361)	(21,319)	(573,759)
Segment Assets(1)	3,959,117	6,692,674	493,810	524,262	172	148,791	2,109	11,820,935
Expenditures for Segment Assets	$169,898	$803,965	$2,878	$19,464	$—	$1,061	$16	$997,282

2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,061,298	$3,151,100	$326,121	$228,554	$4,032	$148,149	$80,682	$5,999,936
Depreciation and Amortization	32,977	6,596	683	478	8	310	169	41,221
Interest Expense	17,682	27,031	2,798	1,961	35	1,271	692	51,470
Segment Profit (Loss)	(43,979)	(131,163)	31,801	14,822	(692)	(529)	1,375	(128,365)
Segment Assets(1)	3,670,461	4,647,297	537,765	416,120	5,299	200,570	102,590	9,580,102
Expenditures for Segment Assets	$116,453	$38,482	$3,983	$12,933	$49	$1,809	$985	$174,694
______________________
(1) Segment assets are the total assets used in the operation of each segment.

Segment Profit or Loss

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at March 31:

	2007	2006
Total Profit or Loss for Reportable Segments	$(573,759)	$(128,365)
Unallocated Amounts:
Corporate Expenses	(419,225)	(386,605)
Income (Loss) Before Income Taxes	$(992,984)	$(514,970)

Assets
	2007	2006
Total Assets for Reportable Segments (1)	$11,820,935	$9,580,102
Other Unallocated Amounts (2)	1,705,735	1,882,586
Consolidated Total	$13,526,670	$11,462,688

(1) Segment assets are the total assets used in the operation of each segment.
(2) Includes corporate assets which are principally cash and cash equivalents and deferred tax assets.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance in First Quarter of 2007 compared to First Quarter of 2006

Overview

This financial review presents our operating results for the three months ended March 31, 2007 and 2006, and our financial condition at March 31, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2007 and our audited consolidated financial statements and related notes for the year ended December 31, 2006.

Overall Results of Operations

The following is a summary of sales for the three months ended March 31:

	2007	2006
Sales	$7,269,322	$5,999,935

Our sales increased $1,269,387, or 21%, for the first quarter of 2007 compared to the first quarter of 2006, due to an increase in the number of sales personnel, independent representatives, and distributors selling our various products across all of our segments.

Our gross profit increased $345,700, or 41%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to sales volume growth in our coatings, foam, and sealants segments offset by a decrease in our paints, adhesives, equipment, and all other segments. Gross margin increased 2.32 percentage points, or 16.6%, for the first quarter of 2007 compared to the first quarter of 2006, due to economies of scale from increased purchasing power for the raw materials related to our manufactured and finished goods and improved manufacturing efficiencies.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization, consulting fees, interest expense, and other expense. These total costs and expenses increased $1,747,401, or 27%, for the first quarter of 2007 compared to the first quarter of 2006, due to an increase of $923,687 for cost of sales, $828,030 for SG&A, $24,473 for depreciation, $4,577 for consulting fees, $2,979 for interest expense, and $514 for other expenses, offset by a decrease of $36,860 for professional fees.

Cost of sales increased $923,687, or 18%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to an increase in purchases of raw materials for manufactured goods and finished goods, to support our sales volume growth.

SG&A increased $828,030, or 71%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, due to an increase of $182,467 for payroll and related employee benefits, $75,104 for sales commissions, $28,289 for travel and related services, $30,263 for marketing, promotions and trade shows, $28,825 for insurances, $19,034 for advertising, $100,067 for share based compensation, $25,732 for rents, and $404,430 for corporate office expenses, offset by a decrease of $12,606 for recruiting fees, $11,375 for American Stock Exchange Fees, $5,943 for investor relations, and $36,257 for bad debts.

Professional fees decreased $36,859, or 53%, for the first quarter of 2007 compared to the first quarter of 2006, due to a decrease of $33,047 for legal fees and $3,812 for outside accountants, auditing and auditing related services.

Depreciation and amortization expense increased $24,473, or 59%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to an increase in depreciable property, plant and equipment.

Consulting fees increased $4,577, or 22%, for the first quarter of 2007 compared to the first quarter of 2006 due to an increase in outside professional services for investor relations and insurance.

Interest expense increased $48,350, or 319%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to an increase in the amount of capital being used from our credit instruments required to fund our continuing operations.

Interest expense - related party was eliminated for the first quarter of 2007 compared to $45,370 for the first quarter of 2006 due to the establishment of a credit facility with ComVest which replaced our principal reliance on our Chairman for capital for our operations.

Index

Other (income) expense was $514 for the three months ended March 31, 2007. We did not have any other (income) expense for the comparable period in 2006.

We did not have any recognizable expenses for discontinued operations for the first quarter of 2007 compared to income of $295,069 for the first quarter of 2006 from gains related to writes offs of aged accounts payables and a reduction in the reserve for litigation.

Net loss for the three months ended March 31, 2007 was $1,063,543 compared to $227,164 for the three months ended March 31, 2006 due to an increase in SG&A, depreciation and amortization, consulting fees, interest expense, other (income) expense, and a decrease our deferred tax asset, offset by a decrease in professional fees, an increase in sales, cost of sales, and gross profit.

Net loss per share for the first quarter of 2007 was $.019 compared to $0.009 for the first quarter of 2006.

Dividends accrued on our outstanding Series D Preferred Stock were $201,710 for the quarter ended March 31, 2007. We did not have any outstanding Series D Preferred Stock in the comparable period in 2006.

Net loss available to common stockholders and related loss per share for the three months ended March 31, 2007 were $1,265,253 and $0.022. The increase in net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock for the three months ended March 31, 2007. We did not have an increase in net loss available to common stockholders for the comparable period in 2006.

Results of Business Segments

The following is a summary of sales by segment at March 31:

Segments	2007	2006
Coatings	$2,142,998	$2,061,298
Foam	4,457,440	3,151,100
Paints	273,038	326,121
Sealants	293,688	228,554
Adhesives	—	4,032
Equipment	100,605	148,149
All Other	$1,553	$80,682

Coatings sales increased $81,700, or 4%, for the first quarter of 2007 compared to the first quarter of 2006, due to an increase in our sales force, advertising, marketing, and promotion programs. Segment loss decreased $7,143, or 16.2%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease in our coatings segment loss for the quarter ended March 31, 2007 was primarily attributable to increased sales volumes, manufacturing efficiencies, economies of scale realized from increased purchasing power for raw materials for manufactured and finished goods, partially offset by increases in expenses related to our growing sales force, trade shows, and promotional expenses.

Foam sales increased $1,306,340, or 42%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, due to the same reasons enumerated in our coatings segment above. Segment loss increased $391,039, or 298%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in our foam segment loss for the first quarter of 2007 was primarily attributable to an increase in our foam products being sold through independent distributors at lower margins, partially offset by increased sales volumes of higher margin foam products for insulation markets and lower margin foam products for roofing markets direct to our customers, and increased purchasing power for finished goods.

Paints sales decreased $53,083, or 16%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to a slight decline in market demand. Segment profit decreased $9,878, or 31%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease in our paints segment profit for the three months ended March 31, 2007 was primarily attributable to decreased sales volumes, partially offset by increased purchasing power for finished goods.

Sealants sales increased $65,134, or 29%, for the first quarter of 2007 compared to the first quarter of 2006, due to the same reasons enumerate in our coatings segment above. Segment profit decreased $18,786, or 127%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease in our sealants segment profit for the quarter ended March 31, 2007 was primarily attributable to lower sales prices resulting in reduced margin.

Adhesives sales were -0- for the quarter ended March 31, 2007 compared to $4,032 for the quarter ended March 31, 2006, as a result of a decrease in demand. Segment loss decreased $692 for the first quarter of 2007 compared to the first quarter of 2006. The decrease in our adhesives segment loss for the quarter ended March 31, 2007 was due to a decrease in sales resulting in a reduction in costs of sales.

Index

Equipment sales decreased $47,255, or 32%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to the same reasons enumerated in our paints segment. Segment loss increased $10,832, or 2,048%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease in our equipment segment loss for the three months ended March 31, 2007 was primarily attributable to decreased sales volumes, partially offset by increased purchasing power for finished goods.

All Other sales decreased $79,129, or 98%, for the first quarter of 2007 compared to the first quarter of 2006, due to a decrease in walk-in customers in our Florida and Arizona locations needing sundry items. Segment loss was $21,319 for the quarter ended March 31, 2007 compared to a segment profit of $1,375 for the quarter ended March 31, 2006. The all other segment loss for the first quarter of 2007 was primarily attributable to decreased sales volumes.

Liquidity and Capital Resources

Net cash used in our operations was $1,496,379 for the first quarter of 2007 compared to $770,933 for the first quarter of 2006. The cash used in operations for the three months ended March 31, 2007 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in inventories, prepaid expenses and other current assets, deposits and other non current assets and accounts payable, and decreases in trade receivables, accrued expenses and other current liabilities, and other liabilities. For the first quarters ended March 31, 2007 and 2006, net cash used in discontinued operations was $7,892 and $-0-, respectively. Although cash from operations and funds available from the ComVest Credit Facility are expected to continue to be sufficient to meet our operating requirements and to fund our capital expenditures, we may seek to raise additional funds through private placements of common and preferred stock to accredited sophisticated investors to further fund our trade receivables growth, an acquisition as part of our strategy for accelerating growth, or to pay down our short and long term debts, depending on market conditions.

Net cash used in investing activities was $883,811 for the three months ended March 31, 2007 compared to $150,615 for the three months ended March 31, 2006. We invested $7,700 in officer furniture and equipment, $54,303 in computers and software, $163,675 in machinery and equipment, and $658,134 towards a new manufacturing plant during the first quarter of 2007.

Net cash provided by financing activities was $2,104,154 for the quarter ended March 31, 2007 compared to $719,209 for the quarter ended March 31, 2006. Contemporaneously with the closing of the ComVest Credit Facility on February 21, 2007, we received $2,500,000, plus we borrowed another $1,000,000 against the Line of Credit during the quarter ended March 31, 2007, and used these funds to retire our former lines of credit, repay short term loans received by us from our Chairman of the Board, satisfy certain closing fees and transactional expenses, continue construction of manufacturing plants, and meet our quarterly working capital requirements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LaPolla have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006 are hereby incorporated in their entirety herein by this reference.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

•  New Manufacturing Operations - Certain capital expenditures were made by us to establish new manufacturing operations relating to our foam segment, which operations are expected to improve our foam segment gross margins beginning in the second quarter of 2007. Although certain of our foam products will now be manufactured in our own facilities instead of purchased as finished goods and redistributed as we have done in the past and are field and third party tested and credentialed, we may experience technical and other difficulties with the ramp up and roll out of our foam products, which may significantly affect our operating results.

• Availability of Raw Materials - Certain raw materials are critical to our production processes. These include not only titanium dioxide and other resins in our coatings and paints segments, but also polyols and catalysts for our foam segment. The Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products for these segments.

• Availability of Finished Goods - Certain finished goods are critical to our sales growth. These include polyurethane foam systems in the foam segment. Although the Company has made, and plans to continue to make, supply arrangements to meet planned requirements for the future, we may experience an inability to obtain these polyurethane foams systems like we have in the past based on the establishment of our own foam manufacturing operations which makes us a competitor to certain of our existing finished goods suppliers, which would likely adversely impact our sales growth and operating results.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2007, we issued common stock for a certain private transaction, in reliance on Section 4(2) of the Act, as described below:

(a)  On January 11, 2007, due to the death of a non-employee director, we vested 12,000 shares of restricted common stock automatically granted and issued to him pursuant to the former Director Compensation Plan upon his election at the annual meeting of stockholders held on July 12, 2006. We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these vested shares was recorded at $6,840.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 16.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	May 14, 2007	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	May 14, 2007	By:	/s/ John A. Campbell, CFO
		Name:	John A. Campbell
		Title:	CFO

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007).
10.2	Convertible Term Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007).
10.3	Revolving Credit Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.4	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.5	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.6	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.