Form 10-K/A
period 2006-12-31
LAPOLLA INDUSTRIES INC
filed 2007-08-20
CIK 875296

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

ITEMS AMENDED HEREBY

As used in this amended report, “LaPolla” and the “Company” or “Us” or “We” or “Our” refer to LaPolla Industries, Inc., a Delaware corporation, unless the context otherwise requires. We are amending this report to fully reserve our deferred income tax asset for continuing operations for the year ended December 31, 2005 and each of the quarters in and for the year ended December 31, 2006. As previously reported on our Form 8-K dated July 10, 2007, as amended, Section 4 – Matters Related to Accountants and Financial Statements, Item 4.01 – Changes in Registrant’s Certifying Accountant, Paragraphs (a) and (b), the Company dismissed its former independent accountant, Baum & Company, PA (“Baum”), and engaged a new independent accountant, Hein & Associates LLP (“Hein”), on July 12, 2007.

As part of the new engagement, Hein reviewed the Company’s unaudited interim financial information for the three and six months ended June 30, 2007 and recommended that the Company reevaluate its recognition of the realizability of a portion of its deferred income tax asset from continuing operations. The Company believed that an appropriate set of circumstances existed based on various management assumptions and projections in the fourth quarter and year ended December 31, 2005 that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes and established a deferred income tax asset for an amount equal to the amount it deemed more likely than not would be realized during 2006. The carrying amount of the deferred income tax asset was evaluated on a quarterly basis and adjusted in light of changing circumstances for each of the four quarters and year ended December 31, 2006. Baum concurred with the Company’s accounting treatment. Notwithstanding the foregoing, the Company reevaluated its recognition of a portion of its deferred income tax asset from continuing operations and is reversing the amounts previously recognized until such time that the Company exceeds break-even or marginal cumulative profitability. The Company has increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying value of its deferred income tax asset and restated its results for each of the four quarters and year ended December 31, 2006 and the fourth quarter and year ended December 31, 2005 to reflect the adjustments.

The Company has fully updated all affected portions of this amended report, including the consolidated financial statements and related notes, MD&A, selected financial data, and quarterly financial data, to reflect the restatement. In addition, certain scrivener’s errors and captions in the consolidated financial statements and related notes and disclosures have been updated throughout this amended report to make the presentation more useful, informative, and comparative.

LAPOLLA INDUSTRIES, INC.
FORM 10-K/A
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

Index

Item 6.  Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	Restated (B)	Restated (A) (B)
Summary of Operations
Sales	$30,314,736	$20,179,263	$2,564,163	$2,405,539	$2,466,035
Cost of Sales	25,496,901	17,017,566	2,091,931	1,900,775	2,040,975
Selling, General and Administrative	7,108,941	5,719,156	1,980,170	3,087,915	4,112,966
Operating (Loss)	(3,126,667)	(3,629,514)	(2,627,175)	(4,515,731)	(5,001,579)
Income (Loss) from Discontinued Operations	313,972	131,971	(3,141,333)	(6,668,245)	(5,818,870)
Net (Loss)	$(2,812,695)	$(3,497,543)	$(5,768,508)	$(11,183,976)	$(10,820,449)
Plus: Dividends on Preferred Stock	(175,262)	—	—	(498,001)	(259,634)
Net (Loss) Available to Common Stockholders	$(2,987,957)	$(3,497,543)	$(5,768,508)	$(11,681,977)	$(11,080,083)
Net (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.052)	$(0.069)	$(0.091)	$(0.328)	$(0.386)
Discontinued Operations	0.005	0.002	(0.108)	(0.436)	(0.427)
Financial Position
Long-Term Debt	306,573	294,206	33,682	—	15,500
Total Assets	$11,152,308	$9,494,869	$2,143,694	$1,691,544	$2,721,968
Total Stockholders’ Equity (Deficit)	3,548,746	(2,459,035)	(7,142,185)	(2,367,083)	(2,569,668)
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

Refer to Note 26(A), “Restatements and Corrections to Previously Issued Financial Statements,” under Item 8 of this Form 10-K/A for further information regarding the restatement of financial information.

(B)  For 2006, the Company increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying amount of its deferred income tax asset, which resulted in a restatement of its deferred income taxes on the Consolidated Balance Sheets and income tax benefit-deferred on the Consolidated Statements of Operations for each of the four quarters and year ended December 31, 2006. The restatement affected Operating Loss and Net Loss, which each decreased by $201,624; Total Assets, which decreased $1,140,172; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which decreased $0.01; and Stockholders’ Equity, which decreased $1,140,172, for the 2006 year.  To illustrate:

2006
Net Loss (As Previously Reported)	$(3,014,319)
Adjustments	201,624
As Adjusted and Restated	$(2,812,695)

For 2005, the Company increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying amount of its deferred income tax asset, which resulted in a restatement of its deferred income taxes on the Consolidated Balance Sheets and income tax benefit-deferred on the Consolidated Statements of Operations for the fourth quarter and year ended December 31, 2005. The restatement affected Operating Loss and Net Loss, which each increased by $1,140,172; Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.02; Total Assets, which decreased $1,140,172; and Stockholders’ (Deficit), which increased $1,140,172, for the 2005 year.  To illustrate:

2005
Net Loss (As Adjusted and Restated in Footnote (A) above)	$(2,357,361)
Adjustments	(1,140,172)
As Adjusted and Restated	$(3,497,543)

Refer to Note 26(B), “Restatements and Corrections to Previously Issued Financial Statements,” under Item 8 of this Form 10-K/A for further information regarding the restatement of financial information.

Index

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

Refer to Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K/A for further information regarding significant accounting policies.

See alsoNote 26, “Restatements and Corrections to Previously Issued Financial Statements,” under Item 8 of this Form 10-K/A for further information regarding the restatement of financial information.

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

Index

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

Index

Outlook for 2007

The Company’s outlook is positive, as we expect sales to continue to grow at record levels which may translate into net income in 2007.  Our optimism is based on our substantial sales growth during 2006 and 2005. As part of our anticipated growth, we expect higher selling, payroll, and administrative costs. Growth, to a significant degree, will be fueled by anticipated higher sales volumes primarily in our coatings, foam, and paints segments and secondarily in our other segments, and acquisitions.  The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our products’ credentials, approvals and performance, price structures, technologies, technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions which are subject to change, some of which are outside our control.  A variation in our assumptions may result in a change in this outlook.

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

Index

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

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this amended report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.  Further, management determined that, as of December 31, 2006, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, there were changes in our internal controls or in other factors after the end of the period covered by this amended report, namely: (a) the addition of a new CFO with a CPA license on June 11, 2007; and (b) the engagement of a new larger independent registered public accounting firm, Hein & Associates LLP on July 12, 2007. Both of the aforementioned significant changes, as well as the early adoption of the attestation requirements described above, were encouraged by the Company’s former independent registered public accounting firm, Baum & Company, P.A., to ensure that the Company’s disclosure controls and procedures kept pace with the rapid growth of the Company.

Our management report on internal control over financial reporting and the attestation report on management’s assessment of our internal control over financial reporting are contained in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9B.  Other Information

None.

Index

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

We have filed, as exhibits to this amended report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements and Supplementary Data:

		The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

		Index to Consolidated Financial Statements	(i)
		Management’s Report on Internal Control Over Financial Reporting	F-1/A
		Report of Independent Registered Public Accounting Firm	F-2/A
		Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	F-4/A
		Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2006	F-5/A
		Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2006	F-6/A
		Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2006	F-8/A
		Notes to Consolidated Financial Statements	F-9/A
		Selected Quarterly Financial Data (Unaudited)	F-22/A

(a)	2.	Financial Statement Schedules:

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

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO
Douglas J. Kramer
Chief Executive Officer

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Timothy J. Novak, CFO
Timothy J. Novak
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz
Richard J. Kurtz
Chairman of the Board

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg
Arthur J. Gregg
Director

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel
Jay C. Nadel
Director

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Howrd L. Brown
Howard L. Brown
Director

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson
Augustus J. Larson
Director

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer
Douglas J. Kramer
Director

Date:	August 20, 2007	LAPOLLA INDUSTRIES, INC.

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

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007, except with respect to the matter discussed in Note 26(B) (excerpts below) as to which the date is set forth below.

As discussed in Note 26(B) to the consolidated financial statements, the Company increased the valuation allowanced related to its deferred income tax asset to fully reserve the carrying amount of the deferred income tax asset for the fourth quarter and year ended December 31, 2005 and each of the four quarters and year ended December 31, 2006.

BAUM & COMPANY, P.A.

/s/ Baum & Company, P.A.

Coral Springs, Florida
August 17, 2007

Index

SCHEDULE II
CONSOLIDATED

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005, and 2004

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$66,592	$320,155	$—	$(162,441)	$224,306
Deferred Income Tax Assets Valuation Allowance (2)	10,089,544	—	795,885	—	10,885,429
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$12,821	$53,771	$—	$—	$66,592
Deferred Income Tax Assets Valuation Allowance (2)	—	—	10,089,544	—	10,089,544
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$12,028	$793	$—	$—	$12,821

Notes:
(1)	Includes write-offs of uncollectible accounts.
(2)	Includes financial data for current operations only.

Index

INDEX OF EXHIBITS

Exhibit No.	Description
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

10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for December 31, 2004, filed March 30, 2005).
10.10	Amendment to Director Compensation Plan (incorporated by reference Exhibit 10.10 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.11	Director Compensation Plan, as amended (incorporated by reference Exhibit 10.11 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.12	Employment Agreement, effective January 1, 2002, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.5 to Form 10-Q dated March 31, 2002, filed May 15, 2002).
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

10.26	Employment Letter dated February 1, 2006 by and between John A. Campbell and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 1, 2006, filed February 2, 2006).
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
31.1-A	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2-A	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32-A	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2006 Annual Audit

LaPolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	F-1/A

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2/A

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2006 and 2005	F-4/A

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005, and 2004	F-5/A

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004	F-6/A

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004	F-8/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9/A

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

March 23, 2007

/s/  Douglas J. Kramer, CEO

Douglas J. Kramer
CEO and President

/s/ John A. Campbell, CFO

John A. Campbell
CFO and Treasurer

/s/  Michael T. Adams, CGO

Michael T. Adams
CGO, EVP and Secretary

With respect to the matter discussed in Note 26(B), the following signatures and date shall apply:

August 20, 2007

/s/  Douglas J. Kramer, CEO

Douglas J. Kramer
CEO and President

/s/ Timothy J. Novak, CFO

Timothy J. Novak
CFO and Treasurer

/s/  Michael T. Adams, CGO

Michael T. Adams
CGO, EVP and Treasurer

F-1/A

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

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007, except with respect to the matter discussed in Note 26(B) (excerpts below) as to which the date is set forth below.

As discussed in Note 26(B) to the consolidated financial statements, the Company increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying amount of the deferred income tax asset for the fourth quarter and year ended December 31, 2005 and each of the four quarters and year ended December 31, 2006.

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
August 17, 2007

F-2/A

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

BAUM & COMPANY, P.A.

/s/  Baum & Company, P.A.

Coral Springs, Florida
March 23, 2007

F-3/A

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	Restated (B)	Restated (A)(B)
Assets

Current Assets:
Cash	$382,116	$400,621
Trade Receivables, Net (Note 2)	3,595,431	4,209,931
Inventories (Note 3)	2,882,236	1,393,603
Prepaid Expenses and Other Current Assets	537,253	295,557
Deferred Income Taxes, Net (Note 5)	—	—
Total Current Assets	7,397,036	6,299,712

Property, Plant and Equipment, Net (Note 7)	1,489,639	907,574

Other Assets:
Goodwill (Note 9)	1,951,000	1,951,000
Other Intangible Assets, Net (Note 9)	165,396	188,474
Deposits and Other Non-Current Assets	149,237	148,108
Total Other Assets	2,265,633	2,287,583

Total Assets	$11,152,308	$9,494,868

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable (Note 10)	$5,069,478	$4,074,946
Accrued Expenses and Other Current Liabilities (Note 10)	1,091,947	2,026,985
Line of Credit (Note 11)	1,007,120	21,816
Note Payable – Other (Note 13)	—	1,693,211
Current Portion of Long-Term Debt (Note 15)	97,589	78,543
Current Portion of Liabilities from Discontinued Operations (Note 6)	232,479	699,345
Total Current Liabilities	7,498,613	8,594,846

Other Liabilities:
Note Payable – Related Party (Note 12)	—	3,000,000
Non Current Portion of Long-Term Debt (Note 15)	202,923	218,416
Non Current Portion of Liabilities from Discontinued Operations (Note 6)	103,650	140,642
Total Other Liabilities	306,573	3,359,058

Total Liabilities	7,805,186	11,953,904

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) for 2006 and 2005, respectively; $62,500 aggregate liquidation preference for 2006 and 2005, respectively.	55,035	55,035
Series D Convertible, 25,000 Shares Authorized; 8,176 and -0- Issued and Outstanding for 2006 and 2005, Respectively; $8,176,000 aggregate liquidation preference for 2006 and 2005, respectively.	8,176	—
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,574,251 and 53,210,251 Issued and Outstanding for 2006 and 2005, respectively	535,743	532,103
Additional Paid-In Capital	70,201,151	61,594,114
Accumulated (Deficit)	(67,452,983)	(64,640,287)
Total Stockholders' Equity (Deficit)	3,347,122	(2,459,035)

Total Liabilities and Stockholders' Equity (Deficit)	$11,152,308	$9,494,868

(See (A) and (B) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F-4/A

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	Restated (B)	Restated (A) (B)
Sales	$30,314,736	$20,179,263	$2,564,163

Cost of Sales	25,496,901	17,017,566	2,091,931

Gross Profit	4,817,835	3,161,697	472,232

Operating Expenses:
Selling, General and Administrative	7,108,942	5,719,156	1,980,170
Professional Fees	221,666	493,149	417,689
Depreciation and Amortization	198,113	103,310	83,002
Consulting Fees	136,049	182,026	226,634
Interest Expense	136,847	78,411	85,004
Interest Expense – Related Party	146,096	237,760	306,908
Other (Income) Expense	(3,211)	(22,611)	—
Total Operating Expenses	7,944,502	6,791,201	3,099,407

Operating (Loss) Before Income Taxes	(3,126,667)	(3,629,504)	(2,627,175)

Income Tax Benefit – Deferred	—	—	—

Operating (Loss)	(3,126,667)	(3,629,504)	(2,627,175)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit – Deferred	313,972	131,971	(3,141,333)

Net (Loss)	$(2,812,695)	$(3,497,533)	$(5,768,508)
Plus: Dividends on Preferred Stock	(175,262)	—	—
Net (Loss) Available to Common Stockholders	(2,987,957)	(3,497,533)	(5,768,508)

Net (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.052)	$(0.069)	$(0.091)
Discontinued Operations	0.005	0.002	(0.108)
Net (Loss) Per Share	$(0.057)	$(0.067)	$(0.199)

Weighted Average Shares Outstanding	53,414,914	50,538,175	28,866,604

(A)           For 2005, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005. The restatement affected Cost of Sales, which increased $834,102; Gross Profit, which decreased $834,102; Operating Loss and Net Loss, which each increased $834,102; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.006, for the 2005 year.  No income tax effects were related to this restatement.  See Note 26(A) for illustrative requirement. See also Footnote (B) below.

(B)           The Company increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying amount of its deferred income tax asset, which resulted in a restatement of the deferred income taxes on the Consolidated Balance Sheets and income tax benefit-deferred on the Consolidated Statements of Operations for each of the four quarters and year ended December 31, 2006 and the fourth quarter and year ended December 31, 2005. For 2006, the restatement affected income tax benefit-deferred, which increased $201,624; Total Assets, which decreased $1,140,172; Operating Loss and Net Loss, which each decreased by $201,624; Net Loss Per Share – Basic and Diluted for Continuing Operations, which decreased $0.01; and Stockholders’ Equity, which decreased $1,140,172.  For 2005, the restatement affected income tax benefit-deferred, which decreased $1,140,172; Operating Loss and Net Loss, which each increased by $1,140,172; Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.02; and Stockholders’ (Deficit), which increased $1,140,172.  See Note 26(B) for illustrative requirement.

See accompanying notes to consolidated financial statements

F-5/A

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Amounts
	Series A	Series C	Series D	Par Value
As of the Year Ended	Shares	Shares	Shares	$1.00
December 31, 2003	62,500	673,145	—	$728,180

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	(673,145)	—	(673,145)
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2004	62,500	—	—	$55,035

Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	—	—
Share-Based Compensation Expense	—	—	—	—
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—

December 31, 2005	62,500	—	—	$55,035

Accumulated Deficit as Previously Reported for January 1, 2006	62,500	—	—	$55,035
Adjustments (A)(B)	—	—	—	—
Accumulated Deficit as Restated for January 1, 2006	62,500	—	—	$55,035
Issuance of Common Stock	—	—	—	—
Issuance of Preferred Stock	—	—	8,103	8,103
Share-Based Compensation Expense	—	—	—	—
Net (Loss)	—	—	—	—
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—
Payment of Preferred Stock Dividends with Preferred Stock	—	—	73	73

December 31, 2006	62,500	—	8,176	$63,211

(See (A) and (B) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F-6/A

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

	Common Stock Amounts		Additional	Accumulated
As of the Year Ended	Shares	Par Value $.01	Paid-In Capital	(Deficit)	Total
December 31, 2003	16,458,375	$164,584	$52,114,399	$(55,374,246)	$(2,367,083)

Issuance of Common Stock	630,786	6,308	340,453	—	346,761
Issuance of Preferred Stock	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	12,375,024	123,750	549,395	—	—
Net (Loss)	—	—	—	(5,768,508)	(5,768,508)
Preferred Stock Accrued Dividends and Other Adjustments	(327,530)	(3,275)	(127,063)	—	(130,338)
Payment of Preferred Stock Dividends with Common Stock	2,877,714	28,777	748,206	—	776,983

December 31, 2004	32,014,369	$320,144	$53,625,390	$(61,142,754)	$(7,142,185)

Issuance of Common Stock	21,195,882	211,959	7,641,555	—	7,853,513
Issuance of Preferred Stock	—	—	—	—	—
Share-Based Compensation Expense	—	—	327,169	—	327,169
Net (Loss)	—	—	—	(2,357,361)	(2,357,361)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—	—
Payment of Preferred Stock Dividends with Common Stock	—	—	—	—	—

December 31, 2005	53,210,251	$532,103	$61,594,114	$(64,640,287)	$(2,459,035)

Accumulated Deficit as Previously Reported for January 1, 2006	53,210,251	$532,103	$61,594,114	$(62,667,579)	$(486,327)
Adjustments (A)(B)	—	—	—	(1,972,708)	(1,972,708)
Accumulated Deficit as Restated for January 1, 2006	53,210,251	$532,103	$61,594,114	$(64,640,287)	$(2,459,035)
Issuance of Common Stock	364,000	3,640	230,000	—	233,640
Issuance of Preferred Stock	—	—	8,094,897	—	8,103,000
Share-Based Compensation Expense	—	—	384,475	—	384,476
Net (Loss)	—	—	—	(2,812,695)	(2,812,695)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	(175,262)	—	(175,262)
Payment of Preferred Stock Dividends with Preferred Stock	—	—	72,927	—	73,000
December 31, 2006	53,574,251	$535,743	$70,201,151	$(67,452,983)	$(3,347,122)

(See (A) and (B) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F-7/A

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	Restated (B)	Restated (A) (B)
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(3,126,667)	$(3,629,504)	$(2,627,175)
Discontinued Operations	313,972	131,971	(3,141,333)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	95,019	158,532	83,002
Provision for Losses on Accounts Receivable	157,715	53,771	793
Deferred Income Taxes	—	—	—
Accrued Dividends Paid with Preferred Stock	73,000	—	—
Stock Based Operating Expenses:
Board of Director Fees	233,640	339,290	254,144
Consultant Fees and Other Services	—	—	62,000
Interest	(153,000)	200,741	—
Legal Fees and Settlements	—	—	13,500
Other Compensation	—	10,960	10,174
Share-Based Compensation Plans	384,475	327,169	—
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Trade Receivables	456,785	(2,059,564)	(126,847)
Inventories	(1,488,633)	(814,037)	(105,177)
Prepaid Expenses and Other Current Assets	(241,697)	(249,004)	(26,490)
Deposits and Other Non Current Assets	(1,128)	(82,573)	(9,716)
Accounts Payable	994,532	1,779,945	(73,720)
Accrued Expenses and Other Current Liabilities	(1,045,833)	1,704,603	(481,774)
Other Liabilities	(2,319)	317,807	—
Net Operating Activities of Discontinued Operations	(330,069)	(905,059)	876,765
Net Cash Provided by (Used in) Operating Activities	(3,680,208)	(2,714,952)	(5,312,995)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(654,005)	(713,847)	(184,745)
Payment for Acquired Company, Net of Cash Acquired	—	(1,933,748)	—
Net Investing Activities of Discontinued Operations	—	—	2,100
Net Cash Provided by (Used in) Investing Activities	$(654,005)	$(2,647,595)	$(182,645)

Cash Flows From Financing Activities
Proceeds from the Issuance of Preferred Stock	$200,000	$—	$—
Proceeds from Line of Credit	8,310,120	—	17,124
Payments to Line of Credit	(7,324,816)	(197,336)	(95,101)
Proceeds from Loans Payable – Related Party	5,479,445	4,302,500	5,610,000
Payments to Loans Payable – Related Party	(576,445)	—	—
Proceeds from Note Payable – Other	3,813,336	1,693,211	—
Payments to Note Payable – Other	(5,493,211)	—	—
Principal Repayments on Long Term Debt	81,068	(59,672)	(7,596)
Net Financing Activities of Discontinued Operations	(173,789)	—	(39,707)
Net Cash Provided by (Used in) Financing Activities	4,315,708	5,738,703	5,484,720

Net Increase (Decrease) In Cash	(18,505)	376,156	(10,920)
Cash at Beginning of Year	400,621	24,465	35,385
Cash at End of Year	$382,116	$400,621	$24,465

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-	$-0-
Cash Payments for Interest	$161,661	$78,411	$89,024

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired via Issuance of Long Term Debt	105,952	317,807	42,323
Conversion of Loans Payable – Related Party to Note Payable – Related Party	3,000,000	—	—
Conversion of Note Payable – Other to Note Payable – Related Party	3,000,000	—	—
Common Stock issued in connection with Acquisition	—	22	—
Common Stock Issued for Operating Expenses	233,640	350,250	339,818
Common Stock Issued upon Conversion of Preferred Stock	—	—	673,145
Common Stock Issued upon Cancellation of Indebtedness	—	7,217,375	—
Common Stock Issued as Payment for Accrued Preferred Stock Dividends	—	—	776,983
Preferred Stock Issued upon Cancellation of Indebtedness	7,903,000	—	—
Preferred Stock Issued as Payment for Accrued Preferred Stock Dividends	73,000	—	—

(See (A) and (B) appearing on Consolidated Statement of Operations)

See accompanying notes to consolidated financial statements

F-8/A

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

F-9/A

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

F-10/A

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

F-11/A

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5.  Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for Federal income tax purposes. Significant components of the Company's deferred tax assets at December 31:

	2006	2005
Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$33,191,845	$30,065,178
Temporary Differences:
Difference between Book and Tax Assets	—	—
Nondeductible Accruals	(1,175,878)	(390,048)
Net Operating Loss Carry-Forward after Temporary Differences	$32,015,967	$29,675,130
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	10,885,429	10,089,544
Valuation Allowance for Deferred Tax Assets	(10,885,429)	(10,089,544)
Net Deferred Taxes	$—	$—

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

F-12/A

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

F-13/A

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

F-14/A

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

F-15/A

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

F-16/A

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

Note 18.  Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2006		2005		2004
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss)	$(3,126,667)	$(0.058)	$(3,629,504)	$(0.071)	$(2,627,175)	$(0.091)
Income (Loss) from Discontinued Operations	313,972	0.006	131,971	0.002	(3,141,333)	(0.108)
Net (Loss)	$(2,812,695)	$(0.053)	$(3,497,533)	$(0.069)	$(5,768,508)	$(0.199)
Plus: Dividends on Preferred Stock	(175,262)	(0.003)	—	—	—	—
Net (Loss) Available to Common Stockholders	$(2,987,957)	$(0.055)	$(3,497,533)	$(0.069)	$(5,768,508)	$(0.199)
Weighted Average Common Shares Outstanding	53,414,914		50,538,175		28,866,604

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

F-17/A

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

F-18/A

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

F-19/A

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

F-20/A

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

F-21/A

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 23.  Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Segments
Profit or Loss	2006	2005	2004
Total Profit or Loss for Reportable Segments	$(1,464,556)	$(1,811,931)	$(816,113)
Unallocated Amounts:
Corporate Expenses	(1,662,111)	(1,817,572)	(1,811,062)
Income (Loss) Before Income Taxes	$(3,126,667)	$(3,629,503)	$(2,627,175)

Assets	2006	2005	2004
Total Assets for Reportable Segments(1)	$10,232,938	$8,205,905	$2,078,175
Other Unallocated Amounts(2)	919,370	1,288,963	65,957
Consolidated Total	$11,152,308	$9,494,868	$2,144,132
____________________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents and assets from discontinued operations, where applicable.

Note 24.Selected Quarterly Financial Data (Unaudited).

	2006 Quarters Ended,
	March 31	June 30	September 30	December 31
	Restated(A) (C)	Restated(A) (C)	Restated(A) (C)	Restated(C)
Sales	$5,999,935	$7,561,627	$9,037,490	$7,715,684
Gross Profit	836,748	1,294,043	1,509,139	1,177,905
Operating Income (Loss) Before Income Taxes	(514,970)	(371,017)	(920,471)	(1,320,209)
Income Tax Benefit-Current	—	—	—	—
Income Tax Benefit-Deferred	—	—	—	—
Operating Income (Loss)	(514,970)	(371,017)	(920,471)	(1,320,209)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	295,069	29,000	(5,000)	(5,097)
Net Income (Loss)	$(219,901)	$(342,017)	$(925,471)	$(1,325,306)
Net Income (Loss) Per Share-Basic:
Continuing Operations	(0.004)	(0.006)	(0.017)	(0.024)
Discontinued Operations	$0.005	$(0.000)	$(0.000)	$(0.000)
Net Income (Loss) Per Share-Diluted:
Continuing Operations	(0.004)	(0.006)	(0.017)	(0.024)
Discontinued Operations	$0.005	$(0.000)	$(0.000)	$(0.000)

	2005 Quarters Ended,
	March 31	June 30	September 30	December 31
		Restated(B)	Restated(B)	Restated(B) (C)
Sales	$2,457,653	$5,206,176	$5,559,461	$6,955,973
Gross Profit	252,660	778,300	859,772	1,270,965
Operating Income (Loss) Before Income Taxes	(1,243,769)	(1,096,455)	(880,203)	(409,077)
Income Tax Benefit-Current	—	—	—	—
Income Tax Benefit-Deferred	—	—	—	—
Operating Income (Loss)	(1,243,769)	(1,096,455)	(880,203)	(409,077)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	(327,105)	2,515	349,117	107,444
Net Income (Loss)	$(1,570,874)	$(1,093,940)	$(531,086)	$(301,633)
Net Income (Loss) Per Share-Basic:
Continuing Operations	(0.045)	(0.038)	(0.030)	(0.005)
Discontinued Operations	$(0.012)	$0.000	$0.012	$0.004
Net Income (Loss) Per Share-Diluted:
Continuing Operations	(0.045)	(0.038)	(0.030)	(0.005)
Discontinued Operations	$(0.012)	$0.000	$0.012	$0.004

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

F-22/A

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

(C)           Restatement of Deferred Income Taxes and Income Tax Benefits

(1)      For 2006, the Company restated deferred income taxes on the Consolidated Balance Sheets and Income Tax Benefit-Deferred on the Consolidated Statements of Operations for each of the four quarters of 2006. The restatement affected Income Tax Benefit-Deferred, which increased $7,263, $75,760 and $508,993 and decreased $390,392; Operating Loss and Net Loss, which each decreased $7,263, $75,760 and $508,993 and increased $390,392; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which decreased $0.006, $0.002, and $0.01 and increased 0.007; for March 30, June 30, September 30, and December 31, respectively.  To illustrate:

For 2006:	3/31/2006	6/30/2006	9/30/2006
Net (Loss) (As Adjusted and Restated Per Footnote A)	$(227,164)	$(417,777)	$(1,434,464)
Adjustments	7,263	75,760	508,993
As Adjusted and Restated	$(219,901)	$(342,017)	$(925,471)

For 2006:	12/31/2006
Net Income (Loss) (As Previously Reported)	$(934,914)
Adjustments	(390,392)
As Adjusted and Restated	$(1,325,306)

(2)      For 2005, the Company restated deferred income taxes on the Consolidated Balance Sheets and Income Tax Benefit-Deferred on the Consolidated Statements of Operations for the fourth quarter of 2005. The restatement affected Income Tax Benefit-Current and Income Tax Benefit-Deferred, which decreased $818,353 and $321,819; Operating Loss and Net Loss, which each increased $1,140,172; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.03 for December 31, 2005.  To illustrate:

For 2005:	12/31/2005
Net Income (Loss) (As Adjusted and Restated Per Footnote (B))	$838,539
Adjustments	(1,140,172)
As Adjusted and Restated	$(301,633)

Note 25.  Subsequent Events.

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

F-23/A

Note 26.  Restatements and Corrections to Previously Issued Financial Statements.

(A)           The Company designed and implemented an Internal Control—Integrated Framework during 2006.  During the implementation process, a deficiency was discovered in one of the general ledger reconciliation procedures.  The Company developed, tested and implemented a new reconciliation procedure.  Afterwards, management retroactively addressed the impact of the aforementioned defective reconciliation procedure and determined that certain corrections were required to make the financial statements from April 1, 2005 through September 30, 2006 accurate and corrected and restated them.  As a result, previously reported net loss in the Company’s financial statements for the quarters ended June 30, 2005 and September 30, 2005, quarter and year ended December 31, 2005, and quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, were understated, previously reported assets were unchanged, and previously reported liabilities were understated.  Accordingly, the 2006 financial statements and the 2005 statement of operations have been restated and an adjustment has been made to retained earnings as of January 1, 2006, to correct for the error.  The affected quarterly periods were also restated in this report.

(i)      For 2006, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Sales and Cost of Sales on the Consolidated Statements of Operations for the first three quarters of 2006. The restatement affected Sales, Gross Profit, Operating Loss Before Income Taxes, Operating Loss, and Net Loss.  Refer to Note 24 – Selected Quarterly Financial Data, Footnote (A) for quarterly restatement information and illustrations.

(ii)      For 2005, the Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Cost of Sales on the Consolidated Statements of Operations for the last three quarters of 2005.  The aggregate amount of liabilities, expenses, net loss, and accumulated deficit of the Company previously reported for the 2005 year were affected by the restatement.  The restatement affected Gross Profit, which decreased $834,102; Operating Loss Before Income Taxes, Operating Loss, and Net Loss, which each increased $834,102; and Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.006.  No income tax effects were related to this restatement.  To illustrate:

2005
Net Loss (As Previously Reported)	$(1,523,259)
Adjustments	(834,102)
As Adjusted	$(2,357,361)

Refer to Note 24 – Selected Quarterly Financial Data, Footnote (B) for quarterly restatement information and illustrations.

The Company fully updated all affected portions of these consolidated financial statements and related notes to reflect the restatements and corrections described above, as well as corrected certain scrivener’s errors

(B)           The Company believed that an appropriate set of circumstances existed based on various management assumptions and projections in the fourth quarter and year ended December 31, 2005 that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes and established a deferred income tax asset for an amount equal to the amount it deemed more likely than not would be realized during 2006. The carrying amount of the deferred income tax asset was evaluated on a quarterly basis and adjusted in light of changing circumstances for each of the four quarters and year ended December 31, 2006. Notwithstanding the foregoing, the Company reevaluated its recognition of a portion of its deferred income tax asset from continuing operations and is reversing the amounts previously recognized until such time that the Company exceeds break-even or marginal cumulative profitability. The Company has increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying value of its deferred income tax asset and restated its results for each of the four quarters and year ended December 31, 2006 and the fourth quarter and year ended December 31, 2005 to reflect the adjustments.

The Company restated the deferred income taxes on the Consolidated Balance Sheets and income tax benefit-deferred on the Consolidated Statements of Operations for the fourth quarter and year ended December 31, 2005 and each of the four quarters and year ended December 31, 2006.  The restatement affected Total Current Assets, Total Assets, Accumulated Deficit, Total Stockholders’ Equity, Total Liabilities and Stockholders’ Equity, Income Tax Benefit – Deferred, Operating Loss, Net Loss, and Net Loss Per Share – Basic and Diluted.

(i)      For 2006, the restatement affected income tax benefit-deferred, which increased $201,624; Total Assets, which decreased $1,140,172; Operating Loss and Net Loss, which each decreased by $201,624; Net Loss Per Share – Basic and Diluted for Continuing Operations, which decreased $0.01; and Stockholders’ Equity, which decreased $1,140,172, for the 2006 year.  To illustrate:

2006
Net Loss (As Previously Reported)	$(3,014,319)
Adjustments	201,624
As Adjusted and Restated	$(2,812,695)

Refer to Note 24 – Selected Quarterly Financial Data, Footnote (C)(i) for quarterly restatement information and illustrations.

(ii)      For 2005, the restatement affected income tax benefit-deferred, which decreased $1,140,172; Total Assets, which decreased $1,140,172; Operating Loss and Net Loss, which each increased by $1,140,172; Net Loss Per Share – Basic and Diluted for Continuing Operations, which increased $0.02; and Stockholders’ (Deficit), which increased $1,140,172.  To illustrate:

2005
Net Loss (As Adjusted and Restated Per Footnote (A)(ii) above	$(2,357,361)
Adjustments	(1,140,172)
As Adjusted and Restated	$(3,497,543)

Refer to Note 24 – Selected Quarterly Financial Data, Footnote (C)(ii) for the fourth quarter restatement information and illustration.

The Company fully updated all affected portions of these consolidated financial statements and related notes to reflect the restatements and corrections described above, as well as corrected certain scrivener’s errors.

F - 24/A