Form 10-Q/A
period 2007-03-31
LAPOLLA INDUSTRIES INC
filed 2007-08-20
CIK 875296

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

As previously reported on our Form 8-K dated July 10, 2007, as amended, Section 4 – Matters Related to Accountants and Financial Statements, Item 4.01 – Changes in Registrant’s Certifying Accountant, Paragraphs (a) and (b), the Company dismissed its former independent accountant, Baum & Company, PA (“Baum”), and engaged a new independent accountant, Hein & Associates LLP (“Hein”), on July 12, 2007. As part of the new engagement, Hein reviewed the Company’s unaudited interim financial information for the three and six months ended June 30, 2007 and made certain recommendations to the Company regarding the accounting treatment and disclosure of certain matters.  We are amending this report to:

1.      Reclassification of Other Current Assets to Trade Receivables, Net– Classify credit insurance receivables as a Trade Receivables for the quarter ended March 31, 2007. The Company reclassified the amount of claims filed under its credit insurance policies as Other Current Assets whenever it was determined that those trade receivables covered under its credit insurance policy were uncollectible on the face of the condensed consolidated balance sheet when these amounts should have maintained their classification as Trade Receivables. The aggregate financial data originally presented was not affected by the reclassification.

2.      Reclassification of Prepaid Expenses to Other Non-Current Assets– Classify the fees charged to the Company in connection with the Credit Facility entered into with ComVest Capital LLC (“ComVest”) on February 21, 2007 as an Other Non-Current Asset for the quarter ended March 31, 2007. The Company recorded the transaction fees related to the Credit Facility as a Prepaid Expense on the face of the condensed consolidated balance sheet when the amount should have been classified as an Other Non-Current Asset. The aggregate financial data originally presented was not affected by the reclassification.

3.      Restatement of Deferred Income Tax Asset and Income Tax Benefit-Deferred - Fully reserve the carrying value of our deferred income tax asset for continuing operations for the quarters ended March 31, 2007 and 2006 and year ended December 31, 2006. The Company believed that an appropriate set of circumstances existed based on various management assumptions and projections in the fourth quarter and year ended December 31, 2005 that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes and established a deferred income tax asset for an amount equal to the amount it deemed more likely than not would be realized during 2006. The carrying amount of the deferred income tax asset was evaluated on a quarterly basis and adjusted in light of changing circumstances for each of the four quarters and year ended December 31, 2006 and the first quarter of 2007. Baum concurred with the Company’s accounting treatment. Notwithstanding the foregoing, the Company reevaluated its recognition of a portion of its deferred income tax asset from continuing operations and is reversing the amounts previously recognized until such time that the Company exceeds break-even or marginal cumulative profitability. The Company has increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying value of its deferred income tax asset and restated its results for each of the four quarters and year ended December 31, 2006 and the fourth quarter and year ended December 31, 2005 to reflect the adjustments. The aggregate financial data originally presented was affected by the restatement.

4.      Reclassification of Revolving Credit Note– Classify the Revolving Credit Note liability as an Other Liability on the face of the condensed consolidated balance sheets for the quarter ended March 31, 2007. The Company classified the Revolving Credit Note liability (originally reflected as “Line of Credit”) as a Current Liability on the condensed consolidated balance sheets when it should have been classified as an Other Liability based on its February 28, 2009 maturity date.  The aggregate financial data originally presented was not affected by the reclassification.

5.      Restatement of Convertible Term Note and Revolving Credit Note Liabilities and Interest Expense– Account for the fair value of warrants as additional paid-in capital and reduce the carrying values of the convertible term note and revolving credit note for the quarter ended March 31, 2007 by such amount. The Company did not account for the fair value of the warrants issued in connection with the Credit Facility entered into with ComVest. The fair value of the warrants was allocated between the convertible term note and revolving credit note based upon their relative values at the grant date and is being amortized over the life of the notes using the effective interest method. The aggregate financial data originally presented was affected by the restatement.

6.      Disclosure of Accounting for Registration Payment Arrangements– Disclose the registration payment arrangement entered into between the Company and ComVest in accordance with FASB Staff Position No. EITF 00-19-2. The Company entered into a Registration Rights Agreement contemporaneously with the establishment of a Credit Facility with ComVest on February 21, 2007, which agreement contains certain provisions that may require the Company to pay ComVest certain fees upon the happening of certain events.  Although the Company has determined that no liability is probable at this time under the agreement, the Company is required to fully disclose certain aspects of the agreement in case certain events occur which require the Company to record a liability under the agreement.

The Company has fully updated all affected portions of this amended report, including the condensed consolidated financial statements and related notes and MD&A, to reflect the restatements, reclassification, and disclosure described above. In addition, certain scrivener’s errors and captions in the condensed consolidated financial statements and related notes and disclosures have been updated throughout this amended report to make the presentation more informative and transparent.
(i)

LAPOLLA INDUSTRIES, INC.
FORM 10-Q/A
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

PART I — FINANCIAL INFORMATION

As used in this report, "LaPolla” and the "Company" or "Us" or "We" or “Our” refer to the LaPolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this Quarterly Report on Form 10-Q/A.

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 (Unaudited) and December 31, 2006	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2007 and 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2007 and 2006	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	Restated (2)
	Restated (1)
ASSETS
Current Assets:
Cash	$107,028	$382,116
Trade Receivables, Net	4,077,717	3,595,431
Inventories	3,277,635	2,882,236
Prepaid Expenses and Other Current Assets	488,461	537,253
Deferred Income Taxes, Net	—	—
Total Current Assets	7,950,841	7,397,036

Property, Plant and Equipment, Net	2,283,989	1,489,639

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	159,626	165,396
Deposits and Other Non-Current Assets	313,223	149,237
Total Other Assets	2,423,850	2,265,633

Total Assets	$12,658,681	$11,152,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,505,561	$5,069,478
Accrued Expenses and Other Current Liabilities	929,771	1,091,947
Line of Credit	—	1,007,120
Current Portion of Convertible Term Note	343,178	—
Current Portion of Long-Term Debt	110,808	97,589
Current Portion of Liabilities from Discontinued Operations	—	232,479
Total Current Liabilities	6,889,317	7,498,613

Other Liabilities
Revolving Credit Note	1,376,511	—
Non Current Portion of Convertible Term Note	1,162,867	—
Non Current Portion of Long-Term Debt	192,636	202,923
Non Current Portion of Liabilities from Discontinued Operations	2,108	103,650
Total Other Liabilities	2,734,122	306,573

Total Liabilities	9,623,439	7,805,186

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at March 31, 2007 and December 31, 2006; $62,500 aggregate liquidation preference at March 31, 2007 and December 31, 2006	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding at March 31, 2007 and December 31, 2006; $8,176,000 aggregate liquidation preference at March 31, 2007 and December 31, 2006	8,176	8,176
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 53,586,251 and 53,574,251 Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively	535,863	535,743
Additional Paid-In Capital	70,898,793	70,201,151
Accumulated Deficit	(67,577,978)	(67,452,983
Total Stockholders’ Equity	3,035,241	3,347,122

Total Liabilities and Stockholders’ Equity	$12,658,681	$11,152,308

(1)See (A), (B), (C), (D), and (E) appearing on Consolidated Statement of Operations.
(2)See (C) appearing on Consolidated Statement of Operations.

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	Restated (A)(B)(C)(D)(E)	Restated (C)

Sales	$7,269,322	$5,999,935

Cost of Sales	6,086,874	5,163,187

Gross Profit	1,182,448	836,748

Operating Expenses:
Selling, General and Administrative	1,987,503	1,159,473
Professional Fees	32,619	69,478
Depreciation and Amortization	65,694	41,221
Consulting Fees	25,580	21,003
Interest Expense	80,171	15,173
Interest Expense - Related Party	—	45,370
Other (Income) Expense	514	—
Total Operating Expenses	2,192,081	1,351,718

Operating (Loss) Before Income Taxes	(1,009,633)	(514,970)

Income Tax (Expense) Benefit-Deferred	—	—

Operating (Loss)	(1,009,633)	(514,970)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit-Deferred	—	295,069

Net (Loss)	$(1,009,633)	$(219,901)

Plus: Dividends on Preferred Stock	(201,710)	—

Net (Loss) Available to Common Stockholders	(1,211,343)	$(219,901)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$(0.019)	$(0.009)
Discontinued Operations	—	0.005
Total	$(0.019)	$(0.004)

Weighted Average Shares Outstanding	53,584,903	53,210,251

(A)           Reclassification of Prepaid Expenses to Trade Receivables– The Company reclassified the credit insurance receivables originally included in the Other Current Assets line item on the Condensed Consolidated Balance Sheet and included this amount in the Trade Receivables, Net line item for the quarter ended March 31, 2007. Prepaid Expenses and Other Current Assets decreased $78,269 and Trade Receivables, Net increased $78,269. See also Note 12, paragraph (A).

(B)           Reclassification of Prepaid Expenses to Other Non-Current Assets– The Company reclassified the fees charged in connection with the Credit Facility established with ComVest originally included in the Prepaid Expenses line item on the Condensed Consolidated Balance Sheet and included this amount in the Other Non-Current Assets line item for the quarter ended March 31, 2007. Prepaid Expenses and Other Current Assets decreased $163,987 and Deposits and Other Non-Current Assets increased $163,987. See also Note 12, paragraph (B).

(C)           Restatement of Deferred Income Tax Asset and Income Tax Benefit-Deferred– The Company fully reserved the carrying value of its deferred income tax asset for continuing operations for the quarters ended March 31, 2007 and 2006 and year ended December 31, 2006. Deferred Income Taxes, Net, Total Current Assets, and Total Assets each decreased $867,989 and $938,548 for the quarter ended March 31, 2007 and year ended December 31, 2006, respectively; and Income Tax (Expense) Benefit increased $70,559 and $7,263 and Operating (Loss) and Net (Loss) each decreased $70,559 and $7,263 for the quarters ended March 31, 2007 and 2006, respectively. See Note 12, paragraph (C) for illustrative requirement.

(D)           Reclassification of Revolving Credit Note– The Company renamed the Line of Credit line item Revolving Credit Note and reclassified the Revolving Credit Note liability originally included in the Current Liability section of the Condensed Consolidated Balance Sheet and included this amount in the Other Liabilities section for the quarter ended March 31, 2007.  Total Current Liabilities decreased $1,500,000 and Total Other Liabilities increased $1,500,000. See also Note 12, paragraph (D).

(E)           Restatement of Convertible Term Note and Revolving Credit Note Liabilities and Interest Expense– The Company, after the restatement in (C) and reclassification in (D) above, accounted for the fair value of warrants as additional paid-in capital, reduced the carrying values of the convertible term note and revolving credit note by the fair value of the warrants, and recorded interest expense for the quarter ended March 31, 2007. Current Portion of Convertible Term Note, Total Current Liabilities, Non-Current Portion of Convertible Term Note, Revolving Credit Note, Total Other Liabilities, and Total Liabilities decreased $123,489, $123,489, $123,489, $370,466, $493,955, and $617,445; and Interest Expense, Total Operating Expenses, Operating (Loss), and Net (Loss) each increased $16,649; for the quarter ended March 31, 2007, respectively. See Note 12, paragraph (E) for illustrative requirement.

See accompanying notes to condensed consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	Restated (1)	Restated (2)
Cash Flows From Operating Activities
Net Income (Loss)
Continuing Operations	$(1,009,633)	$(514,970)
Discontinued Operations	—	295,069
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) by Operating Activities:
Depreciation and Amortization	95,229	64,987
Provision for Losses on Trade Receivables	(127,454)	36,257
Amortization of Discount on Convertible Term and Revolving Credit Notes	16,649	—
Deferred Income Taxes	—	—
Share Based Compensation Expense	265,370	165,302
Changes in Assets and Liabilities, Net of Effects of Purchase of Business Entity:
Trade Receivables	(354,833)	69,973
Inventories	(395,399)	(803,464)
Prepaid Expenses and Other Current Assets	48,793	(115,215)
Deposits and Other Non Current Assets	(163,987)	1,449
Accounts Payable	436,083	656,277
Accrued Expenses and Other Current Liabilities	(297,923)	(169,240)
Other Liabilities	(435)	(162,290)
Net Operating Activities of Discontinued Operations	(7,892)	—
Net Cash Provided by (Used in) Operating Activities	(1,495,431)	(770,933)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(883,811)	$(150,615)
Payment for Purchase of Business Entity, Net of Cash Acquired	—	—
Net Cash Provided by (Used in) Investing Activities	(883,811)	(150,615)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	1,500,000	—
Payments on Revolving Credit Note	—	—
Proceeds from Line of Credit	1,398,000	(21,816)
Payments on Line of Credit	(2,405,120)	—
Proceeds from Loans Payable – Related Party	617,000	220,000
Payments on Loans Payable – Related Party	(617,000)	—
Proceeds from Convertible Term Note	2,000,000	—
Proceeds from Note Payable – Other	—	550,000
Payments on Note Payable – Other	(10,002)	—
Principal Repayments on Long Term Debt	(52,595)	(28,975)
Net Financing Activities of Discontinued Operations	(326,129)	—
Net Cash Provided by (Used in) Financing Activities	2,104,154	719,209

Net Increase In Cash	$(275,088)	$(202,339)
Cash at Beginning of Period	382,116	400,622
Cash at End of Period	$107,028	$198,283

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$63,520	$30,610

Supplemental Schedule of Non Cash Investing and Financing Activities
Common Stock issued for Director Fees	$6,840	$—

(1)See (A), (B), (C), (D), and (E) appearing on Consolidated Statement of Operations.
(2)See (C) appearing on Consolidated Statement of Operations.

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 11. Risk factors that could impact results are discussed in Part II - Other Information, Item 1A - Risk Factors on page 14. Refer also to the Company’s 2006 Annual Report on Form 10-K including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2007.  Certain amounts in prior periods have been reclassified to conform to the March 31, 2007 unaudited condensed consolidated financial statement presentation.  Refer to Note 12 - Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarters ended March 31, 2007 and 2006, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 33% and 58% of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	March 31, 2007	December 31, 2006
Trade Receivables	$4,174,569	$3,819,737
Less: Allowance for Doubtful Accounts	(96,852)	(224,306)
Trade Receivables, Net	$4,077,717	$3,595,431

Note 4.	Inventories.

The following is a summary of inventories at:

	March 31, 2007	December 31, 2006
Raw Materials	$807,507	$866,859
Finished Goods	2,470,128	2,015,377
Total	$3,277,635	$2,882,236

Note 5.	Deferred Income Taxes.

The following is a summary of deferred income taxes at:

Deferred Tax Assets:	March 31, 2007	December 31, 2006
Net Operating Loss Carry-Forwards	$34,201,478	$33,173,277
Temporary Differences:
Nondeductible Accruals	(1,306,953)	(1,175,878)
Net Operating Loss Carry-Forward after Temporary Differences	32,894,525	31,997,399
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	11,184,139	10,879,116
Valuation Allowance for Deferred Tax Assets	(11,184,139)	(10,885,429)
Net Deferred Taxes	$—	$—

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

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented. The following is a summary of the liabilities of discontinued operations at:

Liabilities	March 31, 2007	December 31, 2006
Accrued Expenses and Other Current Liabilities	$2,108	$10,000
Line of Credit	—	326,129
Total Liabilities	$2,108	$336,129

The following is a summary of discontinued operations deferred income taxes at:

Deferred Tax Assets:	March 31, 2007	December 31, 2006
Net Operating Loss Carry-Forwards (No Temporary Differences)	$33,189,532	$33,189,532
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	11,284,441	11,284,441
Valuation Allowance for Deferred Tax Assets	(11,284,441)	(11,284,441)
Net Deferred Taxes	$—	$—

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 8.	Goodwill and Other Intangible Assets - continued.

The following is a summary of other intangible assets at:

	March 31, 2007	December 31, 2006
Customer List	$69,235	$69,235
Product Formulation	138,471	138,471
Total Other Intangible Assets	$207,706	$207,706
Less: Accumulated Amortization	(48,079)	(42,309)
Total Other Intangible Assets, Net	$159,627	$165,397

Note 9.	Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements.

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 (“Loan Agreement”) under which ComVest agreed to loan the Company up to $3,500,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue ComVest three tranches of warrants (“Warrants”) and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”). The Company received $2,500,000 at closing, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants.

(a)  Revolving Credit Note - The Revolving Credit Note bears interest equal to the greater of (a) Prime Rate plus 1%, or 9.5%, and is good until February 28, 2009. At March 31, 2007, the unamortized discount on the Revolving Credit Note was $123,489.

(b)  Convertible Term Note - The Convertible Note bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.80 per share (“Conversion Shares”). The Company retired its line of credit with Wachovia Bank, N.A. at the closing.  The fees charged to the Company relating to the ComVest transaction are being amortized over the term of the Convertible Term Note. At March 31, 2007, the unamortized discount on the Convertible Term Note was $493,955.

(c)  Warrants - The Warrants are for the purchase of an aggregate of 1,500,000 shares of LaPolla common stock at a price per share calculated based on the closing stock price over the last 20 days prior to the date of closing, immediately exercisable, and expire February 29, 2012 (“Warrant Shares”). The exercise prices for the Warrants are as follows (a) tranche 1 (110% of average closing price) = $0.68; (b) tranche 2 (125% of average closing price) = $0.77; and (c) tranche 3 (150% of average closing price) = $0.93. The fair value of the Warrants of $634,093 at the time of issuance, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Revolving Credit Note and Convertible Term Note (collectively the “Notes”).  The discount on the Notes is being amortized to interest expense over the term of the Notes.  At March 31, 2007, the unamortized discount on the Notes is approximately $617,444. See also Items (b) and (c) above.

(d)  Registration Rights– The Registration Rights Agreement entered into on February 21, 2007 requires the Company to file with the SEC not later than 90 days after the date of this agreement, a shelf registration (“Registration Statement”) to cover the resale of the Conversion Shares, Warrant Shares, and additional shares of common stock issuable pursuant to the anti-dilution provisions of the Convertible Term Note and Warrants (“Registrable Shares”). The Company is required to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after filing it with the SEC but in no event later than 150 days after the date of this agreement. If the Registration Statement is not declared effective within 150 days after the date of this agreement, or shall cease to be available for use by the Holders as selling stockholders (A) where such unavailability continues for a period in excess of 5 days beyond certain allowed time periods for circumstances such as when a distribution would require the public disclosure of material non-public information concerning any transaction or negotiations involving the Company or any of its affiliates, the Company proposes to file a Registration Statement for the offering and sale of securities for its own account in an underwritten offering, and after the filing of the Company’s annual report on Fork 10-K or other event that requires the filing of a post-effective amendment to any Registration Statement, or (B) for any other reason such as a stop order, a material misstatement or omission in such Registration Statement or the information contained in such Registration Statement having become outdated and continues to be unavailable for a period in excess of 30 days, then the Company is required to pay to the Holders, ratably in proportion to the number of Registrable Shares held by each respective Holder, a cash fee equal to the product of $1,000 multiplied by the number of calendar days during which any of the events described above occurs and is continuing up to a maximum of $500,000. The approximate term of the registration payment arrangement is the period of time from the effective date of such Registration Statement until such date as is the earlier of the date on which all of the Registrable Shares covered by the Registration Statement are sold to the public, or the date on which the Conversion Shares and the Warrant Shares issued or issuable upon cashless exercise of the Warrants may be immediately sold without restriction by each Holder thereof without registration. See also (b) and (c) above. The Company determined that no liability is recognizable at March 31, 2007.

Index

Note 10.	Net (Loss) Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at March 31:

	2007		2006
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Operating (Loss) Before Income Taxes	$(1,009,633)	$(0.019)	$(514,970)	$(0.009)
Income Tax (Expense)-Deferred	—	—	—	—
Operating (Loss)	$(1,009,633)	$(0.019)	$(514,970)	$(0.009)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	—	—	295,069	0.005
Net (Loss)	$(1,009,633)	$(0.019)	$(219,901)	$(0.004)
Plus: Dividends on Preferred Stock	(201,710)	(0.003)	—	—
Net (Loss) Available to Common Stockholders	$(1,211,343)	$(0.022)	$(219,901)	$(0.004)
Weighted Average Common Shares Outstanding	53,584,903		53,210,251

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

Reportable Segments

The following table includes information about our reportable segments at March 31:

2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,142,998	$4,457,440	$273,038	$293,688	$—	$100,605	$1,553	$7,269,322
Depreciation and Amortization	52,555	11,424	700	753	—	258	4	65,694
Interest Expense	23,634	49,160	3,011	3,239	—	1,110	17	80,171
Segment Profit (Loss)	(41,744)	(532,411)	21,298	(4,637)	—	(11,591)	(21,323)	(590,408)
Segment Assets(1)	3,959,117	6,692,674	493,810	524,262	172	148,791	2,109	11,820,935
Expenditures for Segment Assets	$169,898	$803,965	$2,878	$19,464	$—	$1,061	$16	$997,282

2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,061,298	$3,151,100	$326,121	$228,554	$4,032	$148,149	$80,682	$5,999,936
Depreciation and Amortization	32,977	6,596	683	478	8	310	169	41,221
Interest Expense	17,682	27,031	2,798	1,961	35	1,271	692	51,470
Segment Profit (Loss)	(43,979)	(131,163)	31,801	14,822	(692)	(529)	1,375	(128,365)
Segment Assets(1)	3,670,461	4,647,297	537,765	416,120	5,299	200,570	102,590	9,580,102
Expenditures for Segment Assets	$116,453	$38,482	$3,983	$12,933	$49	$1,809	$985	$174,694
______________________
(1) Segment assets are the total assets used in the operation of each segment.

Index

Note 11.	Business Segment Information - continued.

Segment Profit or Loss

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at March 31:

	2007	2006
Total Profit or Loss for Reportable Segments	$(590,408)	$(128,365)
Unallocated Amounts:
Corporate Expenses	(419,225)	(386,605)
Income (Loss) Before Income Taxes	$(1,009,633)	$(514,970)

Assets
	2007	2006
Total Assets for Reportable Segments (1)	$11,820,935	$9,580,102
Other Unallocated Amounts (2)	1,705,735	1,882,586
Consolidated Total	$13,526,670	$11,462,688

(1) Segment assets are the total assets used in the operation of each segment.
(2) Includes corporate assets which are principally cash and cash equivalents and deferred tax assets.

Note 12.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

(A)  Reclassification of Prepaid Expenses to Trade Receivables– The Company recorded the amount of claims filed under its credit insurance policies as Other Current Assets whenever it was determined that those trade receivables covered under its credit insurance policy were uncollectible on the face of the condensed consolidated balance sheet when these amounts should have maintained their classification as Trade Receivables. The Company reclassified the credit insurance receivables and included this amount in the Trade Receivables, Net for the quarter ended March 31, 2007. See also Condensed Consolidated Statement of Operations, Item (A), and Items Amended Hereby, paragraph (1) for more information.

(B)  Reclassification of Prepaid Expenses to Other Non-Current Assets– The Company recorded the transaction fees related to the Credit Facility as a Prepaid Expense on the face of the condensed consolidated balance sheet when the amount should have been classified as an Other Non-Current Asset. The Company reclassified the fees charged in connection with the Credit Facility established with ComVest originally included in the Prepaid Expenses line item on the Condensed Consolidated Balance Sheet and included this amount in the Other Non-Current Assets line item for the quarter ended March 31, 2007. Prepaid Expenses and Other Current Assets decreased $163,987 and Deposits and Other Non-Current Assets increased $163,987. See also Condensed Consolidated Statement of Operations, Item (B), and Items Amended Hereby, paragraph (2) for more information.

(C)  Restatement of Deferred Income Tax Asset and Income Tax Benefit-Deferred– The Company believed that an appropriate set of circumstances existed based on various management assumptions and projections in the fourth quarter and year ended December 31, 2005 that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes and established a deferred income tax asset for an amount equal to the amount it deemed more likely than not would be realized during 2006. The carrying amount of the deferred income tax asset was evaluated on a quarterly basis and adjusted in light of changing circumstances for each of the four quarters and year ended December 31, 2006 and the quarter ended March 31, 2007. Notwithstanding the foregoing, the Company reevaluated its recognition of a portion of its deferred income tax asset from continuing operations and reversing the amounts previously recognized until such time that the Company exceeds break-even or marginal cumulative profitability. The Company has increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying value of its deferred income tax asset and restated its results for the quarters ended March 31, 2007 and 2006 to reflect the adjustments. To illustrate:

	March 31, 2007	March 31, 2006
Net Loss (As Previously Reported)	$(1,063,543)	$(227,164)
Adjustments	70,559	7,263
As Adjusted and Restated	$(992,984)	$(219,901)

See also Condensed Consolidated Statement of Operations, Item (C), Items Amended Hereby, paragraph (3), and (G) below, for more information.

Index

Note 12.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements - continued.

(D)  Reclassification of Revolving Credit Note– The Company classified the Revolving Credit Note liability (originally reflected as “Line of Credit”) as a Current Liability on the condensed consolidated balance sheets when it should have been classified as an Other Liability based on its February 28, 2009 maturity date. The Company reclassified the Revolving Credit Note liability originally included in the Current Liability section of the condensed consolidated balance sheet and included this amount in the Other Liabilities section for the quarter ended March 31, 2007. See also Condensed Consolidated Statement of Operations, Item (D), Note 9, and Items Amended Hereby, paragraph (4) for more information.

(E)  Restatement of Convertible Term Note and Revolving Credit Note Liabilities and Interest Expense– The Company did not account for the fair value of the warrants issued in connection with the Credit Facility entered into with ComVest. The Company, after the restatement in (C) and reclassification in (D) above, accounted for the fair value of warrants as additional paid-in capital, reduced the carrying values of the convertible term note and revolving credit note by the fair value of the warrants, and recorded interest expense for the quarter ended March 31, 2007. To illustrate:

March 31, 2007
Net Loss (As Adjusted and Restated Per Footnote (C) Above)	$(992,984)
Adjustments	(16,649)
As Adjusted and Restated	$(1,009,633)

 See also Condensed Consolidated Statement of Operations, Item (E), Note 9, and Items Amended Hereby, paragraph (5) for more information.

(F)  Disclosure of Accounting for Registration Payment Arrangements– The Company entered into a Registration Rights Agreement contemporaneously with the establishment of a Credit Facility with ComVest on February 21, 2007, which agreement contains certain provisions that may require the Company to pay ComVest certain fees upon the happening of certain events. The Company disclosed the registration payment arrangement as required. See also Note 9, Item (d), and Items Amended Hereby, paragraph (6) for more information.

(G)  Restatement of Accrued Expenses and Other Current Liabilities, Cost of Sales, and Sales – The Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Sales and Cost of Sales on the Consolidated Statements of Operations for the first quarters of 2006. This information was previously disclosed in the Company’s Form10-K for the year ended December 31, 2006 filed originally with the SEC on March 30, 2007, Form 10-K/A for the year ended December 31, 2006 filed with the SEC on August 20, 2007, and Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.  See also (C) above.

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

Interest expense increased $64,998, or 319%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to an increase in the amount of capital being used from our credit instruments required to fund our continuing operations and amortization of the discount on the Convertible Term Note and Revolving Credit Note.

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

Net loss for the three months ended March 31, 2007 was $1,009,633 compared to $219,901 for the three months ended March 31, 2006 due to an increase in SG&A, depreciation and amortization, consulting fees, interest expense, and other (income) expense, offset by a decrease in professional fees, an increase in sales, cost of sales, and gross profit.

Net loss per share for the first quarter of 2007 was $.019 compared to $0.009 for the first quarter of 2006.

Dividends accrued on our outstanding Series D Preferred Stock were $201,710 for the quarter ended March 31, 2007. We did not have any outstanding Series D Preferred Stock in the comparable period in 2006.

Net loss available to common stockholders and related loss per share for the three months ended March 31, 2007 were $1,211,343 and $0.022. The increase in net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock for the three months ended March 31, 2007. We did not have an increase in net loss available to common stockholders for the comparable period in 2006.

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

Index

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

Liquidity and Capital Resources

Net cash used in our operations was $1,495,431 for the first quarter of 2007 compared to $770,933 for the first quarter of 2006. The cash used in operations for the three months ended March 31, 2007 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in inventories, prepaid expenses and other current assets, deposits and other non current assets and accounts payable, and decreases in trade receivables, accrued expenses and other current liabilities, and other liabilities. For the first quarters ended March 31, 2007 and 2006, net cash used in discontinued operations was $7,892 and $-0-, respectively. Although cash from operations and funds available from the ComVest Credit Facility are expected to continue to be sufficient to meet our operating requirements and to fund our capital expenditures, we may seek to raise additional funds through private placements of common and preferred stock to accredited sophisticated investors to further fund our trade receivables growth, an acquisition as part of our strategy for accelerating growth, or to pay down our short and long term debts, depending on market conditions.

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

Index

We carried out an evaluation, under the supervision and with participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the quarterly period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, as amended, our disclosure controls and procedures were not as effective as originally contemplated nor did such control operate at a level appropriate to provide reasonable assurance for a certain matter. A material weakness existed which originated when the Company entered into those certain agreements described elsewhere in this report relating to the establishment of a Credit Facility with ComVest on February 21, 2007. The Company was unaware of certain required accounting treatment relating to calculating the fair value of warrants, allocating such value to a variety of agreements issued in connection therewith, and amortizing such discount over the term of the agreements. Once the Company became aware of the particular matter, the Company consulted an outside CPA firm to review the matter in detail. The Company has accounted for the fair value of the warrants in this amended report and believes the material weakness identified above has been corrected. After correcting the material weakness identified above, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective and operating at the requisite reasonable assurance level as of the date of this amended report. There were changes in our internal controls over financial reporting after the end of the first quarter of 2007, namely: (a) the addition of a new CFO with a CPA license on June 11, 2007; and (b) the engagement of a new larger independent registered public accounting firm, Hein & Associates LLP on July 12, 2007. Both of the aforementioned changes, as well as the early adoption of the attestation requirements for the year ended December 31, 2006, were encouraged by the Company’s former independent registered public accounting firm, Baum & Company, P.A., to ensure that our disclosure controls and procedures kept pace with the rapid growth of the Company. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this amended report.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

See Index of Exhibits on Page 18.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 20, 2007	By:	/s/ Douglas J. Kramer
Name: Douglas J. Kramer
Title: CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 20, 2007	By:	/s/ Timothy J. Novak
Name: Timothy J. Novak
Title: CFO

Index

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007).
10.2	Convertible Term Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007).
10.3	Revolving Credit Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.4	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.5	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.6	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
99.1	Collateral Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
99.2	Registration Rights Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
31.1/A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2/A	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32/A	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.