Form 10-Q
period 2007-06-30
LAPOLLA INDUSTRIES INC
filed 2007-08-20
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

As of July 26, 2007 there were 53,635,699 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 (Unaudited) and December 31, 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2007 and 2006	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2007 and 2006	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated)
ASSETS

Current Assets:
Cash	$15,537	$382,116
Trade Receivables, Net	5,779,745	3,595,431
Inventories	4,764,667	2,882,236
Prepaid Expenses and Other Current Assets	672,048	537,253
Total Current Assets	11,231,997	7,397,036

Property, Plant and Equipment, Net	2,765,541	1,489,639

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	153,857	165,396
Deposits and Other Non-Current Assets	281,197	149,237
Total Other Assets	2,386,053	2,265,633

Total Assets	$16,383,592	$11,152,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$6,841,376	$5,069,478
Accrued Expenses and Other Current Liabilities	1,404,770	1,091,947
Line of Credit	—	1,007,120
Current Portion of Convertible Term Note	416,071	—
Current Portion of Long-Term Debt	91,930	97,589
Current Portion of Liabilities from Discontinued Operations	—	232,479
Total Current Liabilities	8,754,147	7,498,613

Other Liabilities
Revolving Credit Note, Net	3,846,726	—
Non Current Portion of Convertible Term Note, Net	970,832	—
Non Current Portion of Long-Term Debt	147,214	202,923
Non Current Portion of Liabilities from Discontinued Operations	848	103,650
Total Other Liabilities	4,965,620	306,573

Total Liabilities	13,719,767	7,805,186

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at June 30, 2007 and December 31, 2006; $62,500 aggregate liquidation preference at June 30, 2007 and December 31, 2006	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding at June 30, 2007 and December 31, 2006; $8,176,000 aggregate liquidation preference at June 30, 2007 and December 31, 2006	8,176	8,176
Common Stock, $.01 Par Value; 70,000,000 Shares Authorized; 53,635,699 and 53,574,251 Issued and Outstanding at June 30, 2007 and December 31, 2006, Respectively	536,357	535,743
Additional Paid-In Capital	71,147,789	70,201,151
Accumulated Deficit	(69,083,532)	(67,452,983)
Total Stockholders’ Equity	2,663,825	3,347,122

Total Liabilities and Stockholders’ Equity	$16,383,592	$11,152,308

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Sales	$9,519,871	$7,561,627	$16,789,193	$13,561,562

Cost of Sales	7,726,477	6,267,584	13,813,351	11,430,771

Gross Profit	1,793,394	1,294,043	2,975,842	2,130,791

Operating Expenses:
Selling, General and Administrative	2,074,246	1,466,686	4,061,749	2,626,159
Professional Fees	104,027	44,774	136,646	114,253
Depreciation and Amortization	60,886	43,143	126,580	84,364
Consulting Fees	14,729	39,433	40,309	60,436
Interest Expense	165,630	26,147	245,801	41,319
Interest Expense – Related Party	—	44,877	—	90,247
Other (Income) Expense	(5,208)	—	(4,694)	—
Total Operating Expenses	2,414,310	1,665,060	4,606,391	3,016,778

Operating Loss	(620,916)	(371,017)	(1,630,549)	(885,987)

Income From Discontinued Operations, Net of Income Tax Benefit-Deferred	—	29,000	—	324,068

Net Loss	$(620,916)	$(342,017)	$(1,630,549)	$(561,919)

Plus: Dividends on Preferred Stock	(203,840)	—	(405,550)	—

Net Loss Available to Common Stockholders	$(824,756)	$(342,017)	$(2,036,099)	$(561,919)

Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.015)	$(0.006)	$(0.038)	$(0.016)
Discontinued Operations	—	—	—	0.006
Total	$(0.015)	$(0.006)	$(0.038)	$(0.010)

Weighted Average Shares Outstanding	53,612,251	53,318,521	53,598,584	53,264,083

See accompanying notes to condensed consolidated financial statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
		(As Restated)
Cash Flows From Operating Activities
Net Loss
Continuing Operations	$(1,630,549)	$(885,987)
Discontinued Operations	—	324,069
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	$145,633	$125,222
Provision for Losses on Trade Receivables	(129,315)	23,757
Amortization of Discount on Convertible Term and Revolving Credit Notes	53,084	—
Share Based Compensation Expense	533,347	350,691
Changes in Assets and Liabilities:
Trade Receivables	(2,055,000)	(784,900)
Inventories	(1,882,431)	(1,377,945)
Prepaid Expenses and Other Current Assets	(134,794)	(263,605)
Deposits and Other Non Current Assets	(131,960)	11,517
Accounts Payable	1,771,897	1,528,663
Accrued Expenses and Other Current Liabilities	83,161	(423,880)
Other Liabilities	(435)	(1,039)
Net Operating Activities of Discontinued Operations	(9,152)	—
Net Cash Used in Operating Activities	(3,386,514)	(1,373,437)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(1,409,996)	$(218,611)
Net Cash Used in Investing Activities	(1,409,996)	(218,611)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	4,000,000	—
Payments on Revolving Credit Note	—	—
Proceeds from Line of Credit	1,398,000	3,199,074
Payments on Line of Credit	(2,405,120)	(721,816)
Proceeds from Loans Payable – Related Party	617,000	590,000
Payments on Loans Payable – Related Party	(617,000)	—
Proceeds from Convertible Term Note	2,000,000	—
Proceeds from Note Payable – Other	—	800,000
Payments on Note Payable – Other	(13,336)	(2,493,211)
Principal Repayments on Long Term Debt	(223,484)	(121,628)
Net Financing Activities of Discontinued Operations	(326,129)	(46,603)
Net Cash Provided by Financing Activities	4,429,931	1,205,816

Net Decrease In Cash	$(366,579)	$(386,232)
Cash at Beginning of Period	382,116	400,621
Cash at End of Period	$15,537	$14,389

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$192,715	$78,293

Supplemental Schedule of Non Cash Investing and Financing Activities
Property, Plant and Equipment acquired via Issuance of Long Term Debt	$28,000	$37,349
Common Stock issued for Director Fees	$28,440	$183,960
Conversion of Loans Payable – Related Party to Note Payable – Related Party	$—	$3,000,000

See accompanying notes to condensed consolidated financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 18. Refer also to the Company’s 2006 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended June 30, 2007. Certain amounts in prior periods have been reclassified to conform to the June 30, 2007 unaudited condensed consolidated financial statement presentation. Refer to Note 10 - Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the quarters ended June 30, 2007 and 2006, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 29% and 56% of purchases, respectively.

Note 3.	Trade Receivables.

The following is a summary of trade receivables at:

	June 30, 2007	December 31, 2006
Trade Receivables	$5,874,737	$3,819,737
Less: Allowance for Doubtful Accounts	(94,992)	(224,306)
Trade Receivables, Net	$(5,779,745)	$3,595,431

Note 4.	Inventories.

The following is a summary of inventories at:

	June 30, 2007	December 31, 2006
Raw Materials	$1,751,793	$866,859
Finished Goods	3,012,874	2,015,377
Total	$4,764,667	$2,882,236

Note 5.	Discontinued Operations.

The consolidated financial statements and the related notes reflect the financial position, results of operations and cash flows on an aggregated basis for the Company’s discontinued operations for the periods presented.  The following is a summary of the liabilities of discontinued operations at:

Liabilities	June 30, 2007	December 31, 2006
Accrued Expenses and Other Current Liabilities	$848	$10,000
Line of Credit	—	326,129
Total Liabilities	$848	$336,129

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 5.	Discontinued Operations - continued.

The following is a summary of discontinued operations deferred income taxes at:

Deferred Tax Assets:	June 30, 2007	December 31, 2006
Net Operating Loss Carry-Forwards	$33,189,532	$33,189,532
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	11,284,441	11,284,441
Valuation Allowance for Deferred Tax Assets	(11,284,441)	(11,284,441)
Net Deferred Taxes	$—	$—

Future tax benefit for net operating loss carry-forwards are subject to limitations based on the inability of discontinued operations to generate future taxable income.

Note 6.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2007	December 31, 2006
Vehicles	$414,147	$487,037
Leasehold Improvements	12,400	12,400
Office Furniture and Equipment	161,733	133,634
Computers and Software	559,082	445,491
Machinery and Equipment	912,130	718,210
Plant Construction in Progress	1,359,868	212,592
Total Property, Plant and Equipment	$3,419,360	$2,009,364
Less: Accumulated Depreciation	(653,819)	(519,725)
Total Property, Plant and Equipment, Net	$2,765,541	$1,489,639

Note 7.	Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements.

(A)  Revolving Credit and Term Loan Agreement - The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 (“Loan Agreement”) under which ComVest agreed to loan the Company up to $3,500,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue ComVest three tranches of warrants (“Original Warrants”) and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”). The Company received $2,500,000 at closing, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants. See (B) below.

(B)  Amendment to Revolving Credit and Term Loan Agreement – The Company entered into an Amendment on June 12, 2007 (“Amendment No. 1”) to the Loan Agreement under which ComVest agreed to loan up to an additional $1,500,000 under the Revolving Credit Note, which makes up to $5,000,000 available under that note, and the Company agreed to, among certain technical changes under the Revolving Credit and Convertible Term Notes (the “Notes”) and Original Warrants, repricing certain of the Original Warrants, and issue ComVest a new warrant (“New Warrant”) (Original Warrants and New Warrants are collectively referred to as “Warrants”). The Company did not receive any additional cash upon execution of Amendment No. 1. However, based on repricing certain of the Original Warrants and issuance of a New Warrant contemporaneously with executing Amendment No. 1, the Company established an adjusted allocable amount, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes. See (E) and (F) below.

(C)  Revolving Credit Note - The Revolving Credit Note, as amended, bears interest equal to the greater of the Prime Rate (defined as interest publicly announced by Citibank, N.A.) plus (a) 1%, or 9.5%, for the original $3,500,000, and (b) 1.5%, or 9.5%, for the additional $1,500,000; and is good until February 28, 2009. At June 30, 2007, the unamortized discount on the Amended Revolving Credit Note was $153,274.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 7.	Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements - continued.

(D)  Convertible Term Note - The Convertible Term Note, as amended, bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.80 per share (“Conversion Shares”). The Company retired its line of credit with Wachovia Bank, N.A. at the closing.  The fees charged to the Company relating to the ComVest transaction are being amortized over the term of the Convertible Term Note. At June 30, 2007, the unamortized discount on the Convertible Term Note was $613,097.

(E)  Original Warrants - The Original Warrants are for the purchase of three tranches of 500,000 shares of common stock, immediately exercisable, and expire February 29, 2012, at exercise prices of $.68, $.77 and $.93 per share, respectively (“Warrant Shares”). The fair value of the Original Warrants of $634,093 at the time of issuance, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes. See (A) above. In connection with Amendment No. 1, the Company adjusted the exercise price of the Original Warrants to $.63 for 750,000 shares and $.77 for 750,000 shares. The incremental change in fair value of the Original Warrants of $674,793 at the time of the repricing, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes. See (B), (C), and (D) above and (F) below.

(F)  New Warrant - The New Warrant is for the purchase of 250,000 shares of common stock, immediately exercisable, and expires February 29, 2012, at an exercise price of $.55 per share. The fair value of the New Warrant of $153,547 at the time of issuance, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes. See (B), (C), (D), and (E) above.

(G)  Registration Rights– The Registration Rights Agreement entered into on February 21, 2007 requires the Company to file with the SEC not later than 90 days after the date of this agreement (“Original Filing Period”), a shelf registration (“Registration Statement”) to cover the resale of the Conversion Shares, Warrant Shares, and additional shares of common stock issuable pursuant to the anti-dilution provisions of the Convertible Term Note and Warrants (“Registrable Shares”). The Company is required to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after filing it with the SEC but in no event later than 150 days after the date of this agreement. If the Registration Statement is not declared effective within 150 days after the date of this agreement, or shall cease to be available for use by the Holders as selling stockholders (A) where such unavailability continues for a period in excess of 5 days beyond certain allowed time periods for circumstances such as when a distribution would require the public disclosure of material non-public information concerning any transaction or negotiations involving the Company or any of its affiliates, the Company proposes to file a Registration Statement for the offering and sale of securities for its own account in an underwritten offering, and after the filing of the Company’s annual report on Fork 10-K or other event that requires the filing of a post-effective amendment to any Registration Statement, or (B) for any other reason such as a stop order, a material misstatement or omission in such Registration Statement or the information contained in such Registration Statement having become outdated and continues to be unavailable for a period in excess of 30 days, then the Company is required to pay to the Holders, ratably in proportion to the number of Registrable Shares held by each respective Holder, a cash fee equal to the product of $1,000 multiplied by the number of calendar days during which any of the events described above occurs and is continuing up to a maximum of $500,000. The approximate term of the registration payment arrangement is the period of time from the effective date of such Registration Statement until such date as is the earlier of the date on which all of the Registrable Shares covered by the Registration Statement are sold to the public, or the date on which the Conversion Shares and the Warrant Shares issued or issuable upon cashless exercise of the Warrants may be immediately sold without restriction by each Holder thereof without registration. In connection with Amendment No. 1 described in (B) above, ComVest agreed to amend the Original Filing Period from 90 days to June 22, 2007. The Company filed the required Registration Statement with the SEC on June 20, 2007, which was declared effective on June 29, 2007 by the SEC. See also (B), (C), (D), and (E) above and Index of Exhibits. The Company determined that no liability is recognizable at June 30, 2007 for registration payment arrangements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 8.	Net (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss)	$(620,916)	$(0.011)	$(371,017)	$(0.007)	$(1,630,549)	$(0.030)	$(885,987)	$(0.016)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	—	—	29,000	0.001	—	—	324,068	0.006
Net (Loss)	$(620,916)	$(0.011)	$(342,017)	$(0.006)	$(1,630,549)	$(0.030)	$(561,919)	$(0.010)
Plus: Dividends on Preferred Stock	(203,840)	(0.004)	—	—	(405,550)	(0.008)	—	—
Net (Loss) Available to Common Stockholders	$(824,756)	$(0.015)	$(342,017)	$(0.006)	$(2,036,099)	$(0.038)	$(561,919)	$(0.010)
Weighted Average Common Shares Outstanding	53,612,251		53,318,521		53,598,584		53,264,083

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive.  The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) -0- and 72,000 shares, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the former Director Compensation Plan, (ii) 73,000 and 186,368 shares upon exercise of vested and exercisable stock options, (iii) 576,300 and 876,300 shares upon exercise of vested and unexercisable stock options, (iv) 2,500,000 and -0- shares upon conversion of the Convertible Term Note, and (v) 1,750,000 and -0- shares upon exercise of outstanding warrants, for the three and six months ended June 30, 2007 and 2006, respectively.

Note 9.	Business Segment Information.

The Company is a national manufacturer and distributor with seven segments: Coatings, Foam, Paints, Sealants, Adhesives, Equipment, and All Other. The Company’s segments are organized based on differences in products. The Company primarily manufactures coatings and foam and distributes paints, sealants, adhesives, equipment, and all other products. Production facilities are located in Texas and Arizona. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments at:

	Three Months Ended June 30, 2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$3,171,098	$5,427,399	$267,189	$357,925	$—	$224,665	$71,597	$9,519,873
Depreciation and Amortization	48,709	10,410	512	687	—	431	137	60,886
Interest Expense	55,172	94,428	4,649	6,227	—	3,909	1,245	165,630
Segment Profit (Loss)	35,346	(256,480)	30,388	10,483	—	4,233	42,674	(133,356)
Segment Assets(1)	5,627,960	8,476,777	508,865	642,287	173	336,570	103,373	15,696,005
Expenditures for Segment Assets	$76,653	$841,577	$4,165	$8,604	$—	$3,502	$1,116	$935,617

	Three Months Ended June 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,721,736	$3,953,702	$296,437	$290,500	$26,233	$197,150	$75,869	$7,561,627
Depreciation and Amortization	34,515	7,049	528	518	47	351	135	43,143
Interest Expense	22,334	32,443	2,432	2,384	215	1,618	623	62,049
Segment Profit (Loss)	102,437	(83,285)	(209)	(20,051)	747	9,989	(2,499)	7,129
Segment Assets(1)	4,313,632	5,382,247	478,609	473,903	31,633	248,636	90,991	11,019,651
Expenditures for Segment Assets	$57,485	$12,229	$917	$6,350	$81	$610	$235	$77,907

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 9.	Business Segment Information - continued.

Reportable Segments - continued

	Six Months Ended June 30, 2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$5,314,096	$9,884,839	$540,227	$651,613	$—	$325,270	$73,148	$16,789,193
Depreciation and Amortization	101,264	21,808	1,192	1,438	—	718	160	126,580
Interest Expense	77,801	144,718	7,909	9,540	—	4,762	1,071	245,801
Segment Profit (Loss)	(12,531)	(781,967)	53,227	6,297	—	(8,950)	20,161	(723,763)
Segment Assets (1)	5,400,011	8,733,113	565,366	658,971	172	278,487	59,885	15,696,005
Expenditures for Segment Assets	$245,755	$132,493	$7,241	$28,126	$—	$4,360	$980	$418,955

	Six Months Ended June 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$4,783,034	$7,104,802	$622,558	$519,054	$30,265	$345,299	$156,550	$13,561,562
Depreciation and Amortization	67,491	13,656	1,197	998	58	664	300	84,364
Interest Expense	40,036	59,471	5,211	4,345	253	2,890	1,310	113,516
Segment Profit (Loss)	59,033	(214,541)	31,075	(5,219)	151	9,507	(1,240)	(121,234)
Segment Assets (1)	4,247,885	5,391,575	539,398	472,600	20,410	243,096	104,687	11,019,651
Expenditures for Segment Assets	$57,316	$12,253	$1,074	$6,347	$52	$596	$270	$77,908

(1)	Segment assets are the total assets used in the operation of each segment.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the periods indicated:

Segment Profit or Loss

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Profit or Loss for Reportable Segments	$(133,356)	$7,129	$(723,763)	$(121,234)
Unallocated Amounts:
Corporate Expenses	(487,560)	(378,146)	(906,786)	(764,753)
(Loss) Before Income Taxes	$(620,916)	$(371,017)	$(1,630,549)	$(885,987)

Assets
	June 30, 2007	December 31, 2006
Total Assets for Reportable Segments(1)	$15,696,007	$10,232,938
Other Unallocated Amounts(2)	687,585	919,370
Consolidated Total	$16,383,592	$11,152,308

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents and prepaid expenses and other current assets.

Note 10.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

(A)  Reclassification of Prepaid Expenses to Trade Receivables– The Company recorded the amount of claims filed under its credit insurance policies as Other Current Assets whenever it was determined that those trade receivables covered under its credit insurance policy were uncollectible on the face of the condensed consolidated balance sheet when these amounts should have maintained their classification as Trade Receivables. The Company reclassified the credit insurance receivables and included this amount in the Trade Receivables, Net for the quarter ended March 31, 2007. This information was previously disclosed in the Company’s Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 10.	Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements - continued.

(B)  Reclassification of Prepaid Expenses to Other Non-Current Assets– The Company recorded the transaction fees related to the Credit Facility as a Prepaid Expense on the face of the condensed consolidated balance sheet when the amount should have been classified as an Other Non-Current Asset. The Company reclassified the fees charged in connection with the Credit Facility established with ComVest originally included in the Prepaid Expenses line item on the Condensed Consolidated Balance Sheet and included this amount in the Other Non-Current Assets line item for the quarter ended March 31, 2007. This information was previously disclosed in the Company’s Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

(C)  Restatement of Deferred Income Tax Asset and Income Tax Benefit-Deferred– The Company believed that an appropriate set of circumstances existed based on various management assumptions and projections in the fourth quarter and year ended December 31, 2005 that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes and established a deferred income tax asset for an amount equal to the amount it deemed more likely than not would be realized during 2006. The carrying amount of the deferred income tax asset was evaluated on a quarterly basis and adjusted in light of changing circumstances for each of the four quarters and year ended December 31, 2006 and the quarter ended March 31, 2007. Notwithstanding the foregoing, the Company reevaluated its recognition of a portion of its deferred income tax asset from continuing operations and reversing the amounts previously recognized until such time that the Company exceeds break-even or marginal cumulative profitability. The Company increased the valuation allowance related to its deferred income tax asset to fully reserve the carrying value of its deferred income tax asset and restated its results for the affected periods covered in this report to reflect the adjustments. This information was previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006 filed originally with the SEC on March 30, 2007, Form 10-K/A for the year ended December 31, 2006 filed with the SEC on August 20, 2007, and Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

(D)  Reclassification of Revolving Credit Note– The Company classified the Revolving Credit Note liability (originally reflected as “Line of Credit”) as a Current Liability on the condensed consolidated balance sheets when it should have been classified as an Other Liability based on its February 28, 2009 maturity date. The Company reclassified the Revolving Credit Note liability originally included in the Current Liability section of the condensed consolidated balance sheet and included this amount in the Other Liabilities section for the quarter ended March 31, 2007. This information was previously disclosed in the Company’s Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

(E)  Restatement of Convertible Term Note and Revolving Credit Note Liabilities and Interest Expense– The Company did not account for the fair value of the warrants issued in connection with the Credit Facility entered into with ComVest. The Company accounted for the fair value of warrants as additional paid-in capital, reduced the carrying values of the convertible term note and revolving credit note by the fair value of the warrants, and recorded interest expense using the effective interest method for the quarter ended March 31, 2007. This information was previously disclosed in the Company’s Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

(F)  Disclosure of Accounting for Registration Payment Arrangements– The Company entered into a Registration Rights Agreement contemporaneously with the establishment of a Credit Facility with ComVest on February 21, 2007, which agreement contains certain provisions that may require the Company to pay ComVest certain fees upon the happening of certain events, and did not disclose the particular details of the registration payment arrangement in the quarter ended March 31, 2007. The Company amended its Form 10-Q for the quarter ended to disclose the registration payment arrangement as required. This information was previously disclosed in the Company’s Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

(G)  Restatement of Accrued Expenses and Other Current Liabilities, Cost of Sales, and Sales – The Company restated the accrued expenses and other current liabilities on the Consolidated Balance Sheets and Sales and Cost of Sales on the Consolidated Statements of Operations for the first and second quarters of 2006. This information was previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006 filed originally with the SEC on March 30, 2007, Form 10-K/A for the year ended December 31, 2006 filed with the SEC on August 20, 2007, and Form 10-Q/A for the quarter ended March 31, 2007 filed with the SEC on August 20, 2007.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the quarter, and six months, ended June 30, 2007 and 2006, and our financial condition at June 30, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below.  In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2006, including any amendments thereto.

Performance for the Second Quarter of 2007 compared to the Second Quarter of 2006

Overall Results of Operations

The following is a summary of sales for the quarter ended June 30:

	2007	2006
Sales	$9,519,871	$7,561,627

Our sales increased $1,958,244, or 26%, for the second quarter of 2007 compared to the second quarter of 2006, due to increased volumes on slightly lower pricing in our Foam segment,  and increased volumes in our Sealants and Equipment segments, slightly offset by decreased volumes in our Paints, and All Other segments

Our gross profit increased $499,351, or 39%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to sales growth in our Coatings, Foam, and Sealants segments offset by a decrease in our Paints, Adhesives, and All Other segments. Gross profit increased 2 percentage points, to 19%, for the second quarter of 2007 compared to the second quarter of 2006, largely due to material cost decreases in our Coatings, Sealants, and Paints segments and a favorable pricing mix in our All Other segment, offset slightly by material cost increases in our Foam segment, and decreased pricing in our Equipment segment.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization, consulting fees, interest expense, and other expense. These total costs and expenses increased $2,208,143, or 28%, for the second quarter of 2007 compared to the first quarter of 2006, due to an increase of $1,458,893 for cost of sales, $607,561 for SG&A, $17,743 for depreciation, $94,606 for interest expense, and $59,252 for professional fees, offset by a decrease of $24,704 in consulting fees and $5,208 of other income.

Cost of sales increased $1,458,893, or 28%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to an increase in purchases of raw materials for manufactured goods and finished goods, to support our sales volume growth, and material cost increases in our Coatings and Foam segments, partially offset by material cost reductions in our Paints and Sealants segments.

SG&A increased $607,561, or 41%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due to an increase of $145,073 for payroll and related employee benefits, $34,925 for sales commissions, $45,978 for travel and related services, $41,552 for insurances, $27,649 for investor relations, $82,589 for share based compensation, $6,119 for rents, and $255,993 for corporate office expenses, offset by a decrease of $9,884 for recruiting fees, $5,750 for American Stock Exchange Fees, $10,830 for marketing and promotions, and $5,881 for advertising. The increases were largely as a result of expanding the Company’s base infrastructure to promote and support additional sales volumes.

Professional fees increased $59,272, or 132%, for the second quarter of 2007 compared to the second quarter of 2006, due to an increase of $49,133 for legal fees and $10,120 for outside accountants, auditing and auditing related services.

Depreciation and amortization expense increased $17,742, or 47%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to an increase in depreciable property, plant and equipment.

Consulting fees decreased $24,704, or 63%, for the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in outside professional services for investor relations and information technology.

Interest expense increased $94,606, or 133%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to an increase in the amount of capital being used from our credit instruments required to fund our continuing operations and amortization of the discount on the Convertible Term Note and Revolving Credit Note.

Index

Interest expense – related party was eliminated for the second quarter of 2007 compared to $44,877 for the second quarter of 2006 due to the establishment of a credit facility with ComVest which replaced our principal reliance on our Chairman for capital for our operations.

Other income was $5,208 for the three months ended June 30, 2007 and primarily related to a gain on the sale of certain assets. We did not have any other income or expense for the comparable period in 2006.

We did not have any recognizable income or expenses from discontinued operations for the second quarter of 2007 compared to income of $29,000 for the second quarter of 2006 from gains related to writes offs of aged accounts payables and a reduction in the reserve for litigation.

Net loss for the three months ended June 30, 2007 was $620,916 compared to $342,017 for the three months ended June 30, 2006 due to an increase in SG&A, depreciation and amortization, professional fees, and interest expense, offset by a decrease in consulting fees, an increase in sales, cost of sales, gross profit, and other income.

Net loss per share for the second quarter of 2007 was $.011 compared to $0.006 for the second quarter of 2006.

Dividends accrued on our outstanding Series D Preferred Stock were $203,840 for the quarter ended June 30, 2007.  We did not have any outstanding Series D Preferred Stock in the comparable period in 2006.

Net loss available to common stockholders and related loss per share for the three months ended June 30, 2007 were $824,756 and $0.015. The increase in net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock for the three months ended June 30, 2007.  We did not have an increase in net loss available to common stockholders for the comparable period in 2006 due to not having any outstanding Series D Preferred Stock at that time.

Results of Business Segments

The following is a summary of sales by segment for the three months ended June 30:

Segments	2007	2006
Coatings	$3,171,098	$2,721,736
Foam	5,427,399	3,953,702
Paints	267,189	296,437
Sealants	357,925	290,500
Adhesives	—	26,233
Equipment	224,665	197,150
All Other	$71,597	$75,869

Coatings sales increased $449,362, or 17%, for the second quarter of 2007 compared to the second quarter of 2006, due to an increase in our sales force, advertising, marketing, and promotion programs.  Segment profit decreased $67,041, or 65%, for the quarter ended June 30, 2007 compared to the same period in 2006. The decrease in our Coatings segment profit for the quarter ended June 30, 2007 was primarily attributable to cost increases for related raw materials.

Foam sales increased $1,473,697, or 37%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due to the same reasons enumerated in our coatings segment above. Segment loss increased $173,195, or 208%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase in our Foam segment loss for the second quarter of 2007 was primarily attributable to cost increases related to resale foam purchases.

Paints sales decreased $29,248, or 10%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to a slight decline in market demand. Segment profit was $30,388 for the quarter ended June 30, 2007 compared to a segment loss of $209 for the same period in 2006. The increase in our paints segment profit for the three months ended June 30, 2007 was primarily attributable to a decrease in the cost of resale paints.

Sealants sales increased $67,425, or 23%, for the second quarter of 2007 compared to the second quarter of 2006, due to the same reasons enumerated in our coatings segment above. Segment profit was $10,483 for the quarter ended June 30, 2007 compared to a segment loss of $20,051 for the same period in 2006. The increase in our sealants segment profit for the quarter ended June 30, 2007 was primarily attributable to increased sales volumes and a favorable movement in raw material costs.

Index

Adhesives sales were -0- for the quarter ended June 30, 2007 compared to $26,233 for the quarter ended June 30, 2006, as a result of a decrease in demand. There was no segment profit or loss for the second quarter of 2007 compared to a segment profit of $747 for the same period in 2006. The decrease in our adhesives segment profit for the quarter ended June 30, 2007 was due to a decrease in sales.

Equipment sales increased $27,515, or 14%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to the same reasons enumerated in our coatings segment. Segment profit decreased $5,756, or 58%, for the quarter ended June 30, 2007 compared to the same period in 2006. The decrease in our equipment segment profit for the three months ended June 30, 2007 was primarily attributable to decreased sales prices due to increased competition, partially offset by increased purchasing power for finished goods.

All Other sales decreased $4,273, or 6%, for the second quarter of 2007 compared to the second quarter of 2006, due to a decrease in sales of sundry items. Segment profit was $42,674 for the quarter ended June 30, 2007 compared to a segment loss of $2,499 for the same period in 2006. The All Other segment profit for the second quarter of 2007 was primarily attributable to a favorable product margin mix.

Performance for the Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Overall Results of Operations

The following is a summary of sales for the six months ended June 30:

	2007	2006
Sales	$16,789,193	$13,561,562

Our sales increased $3,227,631, or 24%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to increased sales volumes on slightly lower pricing in our Foam, Coatings, and Sealants segments, partially offset by decreased volumes in our Paints, Adhesives, and All Other segments.

Our gross profit increased $845,051, or 40%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to sales volume growth in our Foam, Coatings, and Sealants segments partially offset by a decrease in our Paints, Adhesives, Equipment, and All Other segments. Gross profit increased by two percentage points, to 18%, for the six months ended June 30, 2007 compared to the same period of 2006, largely due to material cost decreases in our Coatings, Sealants, and Paints segments and a favorable pricing mix in our All Other segment, offset slightly by material cost increases in our Foam segment, and decreased pricing   in our Equipment segment.

Our total costs and expenses are comprised of cost of sales, SG&A, professional fees, depreciation, amortization, consulting fees, interest expense, and other expense. These total costs and expenses increased $3,972,192 or 27%, for the six months ended June 30, 2007 compared to the comparable period in 2006, due to an increase of $2,382,580 for cost of sales, $1,435,590 for SG&A, $42,216 for depreciation and amortization, $114,235 for interest expense, and $22,393 for professional fees, offset by a decrease of $20,127 in consulting fees, and an increase of $4,694 to other income.

Cost of sales increased $2,382,580, or 21%, for the six months ended June 30, 2007 compared to the same period in 2006, due to an increase in purchases of raw materials for manufactured goods and finished goods to support our sales volume growth, and material cost increases in our Coatings and Foam segments, partially offset by material cost reductions in our Paints and Sealants segments.

SG&A increased $1,435,590, or 55%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to an increase of $327,540 for payroll and related employee benefits, $110,029 for sales commissions, $74,267 for travel and related services, $19,433 for marketing, promotions and trade shows, $70,377 for insurances, $13,153 for advertising, $182,656 for share based compensation, $31,850 for rents, $660,423 for corporate office expenses, and $21,735 for investor relations, offset by a decrease of $22,491 for recruiting fees, $17,125 for American Stock Exchange Fees, $5,943 for investor relations, and $36,257 for bad debts.  The increases were largely a result of expanding the Company’s base infrastructure to promote and support additional sales volumes.

Professional fees increased $22,393, or 20%, for the six months ended June 30, 2007 compared to the same period in 2006, due to an increase of $16,086 for legal fees and $6,308 for outside accountants, auditing and auditing related services.

Depreciation and amortization expense increased $42,216, or 50%, for the six months ended June 30, 2007 compared to the same period in 2006 due to an increase in depreciable property, plant and equipment.

Consulting fees decreased $20,127, or 33%, for the six months ended June 30, 2007 compared to the same period in 2006 due to a decrease in outside professional services for investor relations and information technology.

Interest expense increased $114,235, or 87%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to an increase in the amount of capital being used from our credit instruments required to fund our continuing operations and amortization of the discount on the Convertible Term Note and Revolving Credit Note.

Index

Interest expense – related party was eliminated in the first quarter of 2007 compared to $90,247 for the six months ended June 30, 2006 due to the establishment of a credit facility with ComVest which replaced our principal reliance on our Chairman for capital for our operations.

Other income was $4,694 for the six months ended June 30, 2007.  This was primarily related to a gain on the sale of certain assets.  We did not have any other income or expense for the comparable period in 2006.

We did not have any recognizable income or expenses from discontinued operations for the six months ended June 30, 2007 compared to income of $324,069 for the six months ended June 30, 2006 from gains related to writes offs of aged accounts payables and a reduction in the reserve for litigation.

Net loss for the six months ended June 30, 2007 was $1,630,549 compared to $561,919 for the same period in 2006 due to an increase in SG&A, depreciation and amortization, professional fees, and interest expense, offset by a decrease in consulting fees, an increase in sales, cost of sales, gross profit, and other income.

Net loss per share for the six months ended June 30, 2007 was $.030 compared to $0.010 for the six months ended June 30, 2007.

Dividends accrued on our outstanding Series D Preferred Stock were $405,550 for the six months ended June 30, 2007.  We did not have any outstanding Series D Preferred Stock in the comparable period in 2006.

Net loss available to common stockholders and related loss per share for the three months ended June 30, 2007 were $2,036,099 and $0.038. The increase in net loss is attributable to dividends accrued for the outstanding Series D Preferred Stock for the six months ended June 30, 2007.  We did not have an increase in net loss available to common stockholders for the comparable period in 2006 due to not having any outstanding Series D Preferred Stock at that time.

Results of Business Segments

The following is a summary of sales by segment for the six months ended June 30:

Segments	2007	2006
Coatings	$5,314,096	$4,783,034
Foam	9,884,839	7,104,802
Paints	540,227	622,558
Sealants	651,613	519,054
Adhesives	---	30,265
Equipment	325,270	345,299
All Other	$73,148	$156,550

Coatings sales increased $531,062, or 11%, for the six months ended June 30, 2007 compared to the same period in 2006, due to an increase in our sales force, advertising, marketing, and promotion programs.  Segment loss increased by $71,564, or 121%, for the quarter ended March 31, 2007 compared to a segment profit of $59,033 for the same period in 2006. The increase in our coatings segment loss for the six months ended June 30, 2007 was primarily attributable to cost increases for related raw materials.

Foam sales increased $2,780,037, or 39%, for the six months ended June 30, 2007 compared to the same period in 2006, due to the same reasons enumerated in our coatings segment above. Segment loss increased $567,426, or 264%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase in our Foam segment loss in 2007 was primarily attributable to cost increases related to resale foam purchases.

Paints sales decreased $82,331 or 13%, for the six months ended June 30, 2007 compared to the same period in 2006, due to a slight decline in market demand. Segment profit increased by $22,152, or 71%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase in our Paints segment profit for the six months ended June 30, 2007 was primarily attributable to a decrease in the cost of resale paints.

Sealants sales increased $132,599, or 26%, for the six months ended June 30, 2007 compared to the same period in 2006, due to the same reasons enumerated in our coatings segment above. Segment profit increased $11,516 or 220%, for the six months ended June 30, 2007 compared to a segment loss of $5,219 for the six months ended June 30, 2006. The increase in our Sealants segment profit for the six months ended June 30, 2007 was primarily attributable to increased sales volumes and a favorable movement in raw material costs.

Adhesives sales were -0- for the six months ended June 30, 2007 compared to $30,265 for the same period in 2006, as a result of a decrease in demand. Segment profit decreased $151 from the six months ended June 30, 2007 compared to the same period in 2006. The decrease in our adhesives segment loss for the six months ended June 30, 2007 was due to a decrease in sales resulting in a reduction in costs of sales.

Index

Equipment sales decreased $20,029, or 6%, for the six months ended June 30, 2007 compared to the same period in 2006, due to slightly decreasing sales volumes and pricing pressures from increased competition. Segment loss increased $18,457, or 194%, from a segment profit of $9,507 for the six months ended June 30, 2006 to a loss of $8,950 for the six months ended June 30, 2007. The increase in our Equipment segment loss for the six months ended June 30, 2007 was directly related to the slightly lower volumes and pricing.

All Other sales decreased $83,402, or 53%, for the six months ended 2007 compared to the same period in 2006, due to a decrease in the sale of sundry items. Segment profit was $20,161 for the six months ended June 30, 2007 compared to a segment loss of $1,240 for the same period in 2006. The increase in All Other segment profit for the six months ended June 30, 2007 was attributable to a favorable pricing mix on lower volumes.

Liquidity and Capital Resources

Net cash used in our operations was $3,386,514 for the six months ended June 30, 2007 compared to $1,373,437 for the same period in 2006. The cash used in operations for the six months ended June 30, 2007 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non current assets, accounts payable, and accrued expenses and other current liabilities, and decreases in other liabilities. For the six months ended June 30, 2007 and 2006, net cash used in discontinued operations was $9,152 and $-0-, respectively. Although cash from operations and funds available from the Revolving Credit Note are expected to continue to be sufficient to meet our operating requirements and to fund our capital expenditures, we may seek to raise additional funds through private placements of common and preferred stock to accredited sophisticated investors to further fund our trade receivables growth, make an acquisition as part of our strategy for accelerating sales growth, increase our stockholders’ equity to an amount sufficient to maintain our listing on the American Stock Exchange, or pay down our short and long term debts, including our Convertible Term Note and Revolving Credit Note, depending on market conditions.

Net cash used in investing activities was $1,409,996 for the six months ended June 30, 2007 compared to $218,611 for the same period in 2006. We invested $72,890 in vehicles, $28,099 in office furniture and equipment, $113,590 for computers and software, $193,918 in machinery and equipment, and $1,147,279 for construction of manufacturing plants in the six months ended June 30, 2007.

Net cash provided by financing activities was $4,429,931 for the six months ended June 30, 2007 compared to $1,205,816 for the same period in 2006. We retired our former lines of credit, repaid certain short term loans received by us from our Chairman of the Board, satisfied certain closing fees and transactional expenses, continued construction of our manufacturing plants, and met certain of our working capital requirements with the $2,000,000 received under our Convertible Term Note and $4,000,000 drawn against our Revolving Credit Note, as amended, during the six month period ended June 30, 2007. We made $223,484 in principal repayments on our long term debt during the six month period ended June 30, 2007.

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

We carried out an evaluation, under the supervision and with participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, except for a certain matter. A material weakness existed which originated when the Company entered into those certain agreements described elsewhere in this report relating to the establishment of a Credit Facility with ComVest on February 21, 2007, as amended June 12, 2007. The Company was unaware of certain required accounting treatment relating to calculating the fair value of warrants, allocating such value to the variety of agreements, originally and as amended, issued in connection therewith, and amortizing such discount over the term of the agreements. Once the Company became aware of the particular matter, the Company consulted an outside CPA firm to review the matter in detail. The Company has accounted for the fair value of the warrants in this report and believes the material weakness identified above has been corrected. After correcting the material weakness identified above, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective and operating at the requisite reasonable assurance level.  There was a change in our internal controls over financial reporting during the second quarter of 2007 that affected our internal controls over financial reporting, namely, the addition of a new CFO with a CPA license on June 11, 2007. We also made another change in our internal controls over financial reporting after the end of the second quarter of 2007, namely, the engagement of a new larger independent registered public accounting firm, Hein & Associates LLP on July 12, 2007. Both of the aforementioned changes, as well as the early adoption of the attestation requirements for the year ended December 31, 2006, were made to ensure that our disclosure controls and procedures kept pace with the rapid growth of the Company. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Index

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and Risk factors in our Registration Statement on Form S-3 filed with the SEC on June 20, 2007.

• New Manufacturing Operations — We recently established our first polyol blending facility. This blending operation was established as part of our strategy to improve the gross margins for the polyurethane foam systems that we sell in our foam segment and to provide an innovative polyol product for our customers. Our polyurethane foam systems are comprised of two basic components, polyols and isocyanates, each of which is 50% of the overall finished good sold to our customers. We do not manufacture the isocyanates and are required to obtain this constituent part which is available from a variety of suppliers in the ordinary course of our business. Although we now manufacture the polyols in our own facilities instead of purchasing the polyols and isocyanates as finished goods and redistributing them as we have done in the past, we may experience technical and other difficulties with the ramp-up and roll-out of our polyurethane foam systems, which may significantly affect our operations and results.

• Availability and Cost of Raw Materials — Certain raw materials are critical to our production processes and sales growth and our operating results are significantly affected by the cost of these raw materials. These include not only titanium dioxide and other resins in our coatings and paints segments, but also polyols and catalysts for our foam segment. Although we do not manufacture the isocyanates sold as part of our polyurethane foam systems, the isocyanates are a component of the finished good sold to our customers and a raw material for our purposes. We have made, and plan to continue to make, supply arrangements to meet planned operating requirements for the future. However, volatility in raw material costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in raw material costs from customers could result in lost sales or significantly increase the cost of doing business and profitability. We may not be able to fully offset the impact of higher raw materials through price increases or productivity improvements.

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

• Overall Economic Conditions and Demand for Products — General economic conditions in markets in which we do business can impact the demand for our goods. Decreased demand for our products can have a negative impact on our financial performance and cash flow. Demand for our products depends on the general economic conditions affecting the industries in which we do business. A downturn in economic conditions in an industry served by us may negatively impact demand for our products, in turn negatively impacting our operations and financial results. Further, changes in demand for our products can magnify the impact of economic cycles on our businesses.

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

Index

• American Stock Exchange Compliance Plan — We received notice from the American Stock Exchange (“Exchange”) on April 20, 2007 that after review of our Form 10-K for the fiscal year ended December 31, 2006, we did not meet certain of the Exchange’s continued listing standards. Specifically, the Company is below certain of the Exchange’s continued listing standards due to stockholders’ equity of less than $4 Million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and stockholders’ equity of less than $6 Million and losses from continuing operations and/or net losses in its five most recent fiscal years, as set forth in Sections 1003(a)(ii) and (iii) of the Exchange’s Company Guide. We were afforded an opportunity to submit a plan of compliance to the Exchange and on May 21, 2007 presented our plan to the Exchange (“Compliance Plan”). On July 10, 2007, the Exchange notified us that it accepted our Compliance Plan and granted us an extension until October 22, 2007 to regain compliance with the continued listing standards. The Company is subject to periodic review by the Exchange’s Staff during the extension period. Failure to make progress consistent with the Compliance Plan or to regain compliance with the continued listing standards by the end of the extension period, the Exchange Staff will likely initiate delisting proceedings as appropriate. If the Exchange initiates delisting procedures, we may decide to appeal the ruling, and depending on the outcome of the appeal or otherwise, we will pursue having our common stock quoted on the OTC Bulletin Board.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2007, we issued common stock for a certain private transaction, in reliance on Section 4(2) of the Act, as described below:

(1)   On May 22, 2007, an aggregate of 57,447 shares of restricted common stock automatically granted and issued to non-employee directors pursuant to the Director Compensation Plan upon election at the annual meeting of stockholders held on July 12, 2006 vested.  We did not consider these shares issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting.  The value ascribed to these vested shares was $21,600.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of Stockholders was held on Tuesday, May 22, 2007 at 9:00 AM EST with the following results:

Proposal 1:  Election of Directors.

		For	Withheld
1.	Richard J. Kurtz	41,882,057	665,095
2.	Lt. Gen. Arthur J. Gregg, US Army (Retired)	41,883,507	663,645
3.	Jay C. Nadel	41,865,757	681,395
4.	Augustus J. Larson	41,863,757	683,395
5.	Michael T. Adams	41,888,807	658,345
6.	Douglas J. Kramer	41,864,307	682,845
7.	Howard L. Brown	33,489,548	0

Proposal 2:                      Ratify and Approve Amendments to Equity Incentive Plan:

For	Against	Abstentions	Broker Non-Votes
33,991,045	750,474	150,732	6,574,066

Proposal 3:                      Approve Amendment to Restated Certificate of Incorporation:

For	Against	Abstentions
33,987,545	684,944	154,277

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index of Exhibits on Page 21.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 20, 2007	By:	/s/ Douglas J. Kramer
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 20, 2007	By:	/s/ Timothy J. Novak
		Name:	Timothy J. Novak
		Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
4.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 2007 as filed with the State of Delaware on June 18, 2007.
4.2	Pro Forma Restated Certificate of Incorporation, as amended May 22, 2007, and currently in effect.
10.1	Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007).
10.2	Convertible Term Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007).
10.3	Revolving Credit Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007).
10.4	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007).
10.5	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007).
10.6	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007).
10.7
Amendment No. 1 to Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 12, 2007 and filed June 14, 2007).

10.8	Amended and Restated Convertible Term Note between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.8 to Form 8-K dated June 12, 2007 and filed June 14, 2007)..
10.9	Amended and Restated Revolving Credit Note between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 12, 2007 and filed June 14, 2007).
10.10	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007 and filed June 14, 2007).
10.11	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005 filed July 18, 2005).
10.12	First Amendment to Equity Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement dated and filed April 30, 2007).
99.1	Collateral Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K dated and filed February 23, 2007).
99.2	Registration Rights Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007).
99.3	Extension Under Registration Rights Agreement dated June 12, 2007 (incorporated by reference to Exhibit 99.3 to Form 8-K dated June 12, 2007 and filed June 14, 2007).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.