Form 10-Q
period 2007-09-30
LAPOLLA INDUSTRIES INC
filed 2007-11-14
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 5, 2007 there were 53,635,699 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 (Unaudited) and December 31, 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2007 and 2006	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2007 and 2006	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated)
ASSETS

Current Assets:
Cash	$73,029	$382,116
Trade Receivables, Net	4,991,221	3,595,431
Inventories	3,437,776	2,882,236
Prepaid Expenses and Other Current Assets	540,512	537,253
Total Current Assets	9,042,538	7,397,036

Property, Plant and Equipment, Net	2,732,993	1,489,639

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets, Net	148,087	165,396
Deposits and Other Non-Current Assets	245,968	149,237
Total Other Assets	2,345,056	2,265,633

Total Assets	$14,120,587	$11,152,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$3,923,826	$5,069,478
Accrued Expenses and Other Current Liabilities	1,199,689	1,091,947
Line of Credit	—	1,007,120
Loan Payable – Related Party	550,000	—
Current Portion of Convertible Term Note	666,925	—
Current Portion of Long-Term Debt	94,524	97,589
Current Portion of Liabilities from Discontinued Operations	—	232,479
Total Current Liabilities	6,634,706	7,498,613

Other Liabilities
Revolving Credit Note, Net	4,857,732	—
Non Current Portion of Convertible Term Note, Net	763,856	—
Non Current Portion of Long-Term Debt	123,217	202,923
Non Current Portion of Liabilities from Discontinued Operations	848	103,650
Total Other Liabilities	5,545,912	306,573

Total Liabilities	12,180,617	7,805,186

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding at September 30, 2007 and December 31, 2006; $62,500 aggregate liquidation preference at September 30, 2007 and December 31, 2006	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding at September 30,2007 and December 31, 2006; $8,176,000 aggregate liquidation preference at September 30, 2007 and December 31, 2006	8,176	8,176
Common Stock, $.01 Par Value; 70,000,000 Shares Authorized; 53,635,699 and53,574,251 Issued and Outstanding at September 30, 2007 and December 31, 2006 Respectively	536,357	535,743
Additional Paid-In Capital	71,207,998	70,201,151
Accumulated Deficit	(69,867,596)	(67,452,983)
Total Stockholders’ Equity	1,939,970	3,347,122

Total Liabilities and Stockholders’ Equity	$14,120,587	$11,152,308

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Sales	$8,369,502	$9,037,490	$25,158,695	$22,599,052

Cost of Sales	6,646,741	7,528,351	20,460,092	18,959,122

Gross Profit	1,722,761	1,509,139	4,698,603	3,639,930

Operating Expenses:
Selling, General and Administrative	2,135,274	2,184,581	6,197,023	4,810,740
Professional Fees	157,431	53,212	294,077	167,465
Depreciation and Amortization	55,113	51,023	181,693	135,387
Consulting Fees	58,871	34,458	99,180	94,893
Interest Expense	225,716	53,486	471,517	94,806
Interest Expense – Related Party	2,067	52,849	2,067	143,096
Other (Income) Expense	(134,251)	—	(138,945)	—
Total Operating Expenses	2,500,221	2,429,609	7,106,612	5,446,387

Operating Loss	(777,460)	(920,470)	(2,408,009)	(1,806,457)

Income From Discontinued Operations, Net of Income Tax Benefit-Deferred	—	(5,000)	—	319,068

Net Loss	$(777,460)	$(925,470)	$(2,408,009)	$(1,487,389)

Plus: Dividends on Preferred Stock	(205,970)	(1,323)	(611,520)	(1,323)

Net Loss Available to Common Stockholders	$(983,430)	$(926,793)	$(3,019,529)	$(1,488,712)

Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.018)	$(0.017)	$(0.056)	$(0.034)
Discontinued Operations	0.000	(0.000)	0.000	0.006
Total	$(0.018)	$(0.017)	$(0.056)	$(0.028)

Weighted Average Shares Outstanding	53,635,699	53,551,051	53,611,138	53,360,621

See accompanying notes to condensed consolidated financial statements

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
		(As Restated)
Cash Flows From Operating Activities
Net Loss
Continuing Operations	$(2,408,009)	$(1,806,457)
Discontinued Operations	—	319,069
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	$253,030	$199,769
Provision for Losses on Trade Receivables	(129,314)	133,465
Amortization of Discount on Convertible Term and Revolving Credit Notes	107,968	—
Share Based Compensation Expense	799,636	488,558
Changes in Assets and Liabilities:
Trade Receivables	(1,281,454)	(965,502)
Inventories	(555,540)	(2,021,422)
Prepaid Expenses and Other Current Assets	(3,258)	(123,562)
Deposits and Other Non Current Assets	(96,732)	(127,700)
Accounts Payable	(1,145,652)	2,404,731
Accrued Expenses and Other Current Liabilities	(258,838)	32,146
Other Liabilities	(435)	(352)
Net Operating Activities of Discontinued Operations	(9,152)	(331,569)
Net Cash Used in Operating Activities	(4,727,750)	(1,800,149)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(1,479,076)	$(365,616)
Net Cash Used in Investing Activities	(1,479,076)	(365,616)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	5,000,000	—
Payments on Revolving Credit Note	—	—
Proceeds from Line of Credit	1,398,000	6,361,214
Payments on Line of Credit	(2,405,120)	(5,894,816)
Proceeds from Loans Payable – Related Party	950,000	4,360,000
Payments on Loans Payable – Related Party	(400,000)	(610,000)
Proceeds from Convertible Term Note	2,000,000	—
Proceeds from Note Payable – Other	—	3,823,339
Payments on Note Payable – Other	(13,336)	(5,493,211)
Principal Repayments on Long Term Debt	(305,676)	(170,734)
Net Financing Activities of Discontinued Operations	(326,129)	(118,248)
Net Cash Provided by Financing Activities	5,897,739	2,257,544

Net Decrease In Cash	$(309,087)	$91,779
Cash at Beginning of Period	382,116	400,621
Cash at End of Period	$73,029	$492,400

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$361,912	$131,763

Supplemental Schedule of Non Cash Investing and Financing Activities
Property, Plant and Equipment acquired via Issuance of Long Term Debt	$—	$37,349
Common Stock issued for Director Fees	$—	$233,640
Conversion of Loans Payable – Related Party to Note Payable – Related Party	$—	$3,000,000

See accompanying notes to condensed consolidated financial statements.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 18. Refer also to the Company’s 2006 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended September 30, 2007. Certain amounts in prior periods have been reclassified to conform to the September 30, 2007 unaudited condensed consolidated financial statement presentation. Refer to Note 10 - Reclassifications, Restatements, and Corrections to Previously Issued Financial Statements.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the quarters ended September 30, 2007 and 2006, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 34% and 56% of purchases, respectively.

Note 3.  Trade Receivables.

The following is a summary of trade receivables at:

	September 30, 2007	December 31, 2006
Trade Receivables	$5,086,213	$3,819,737
Less: Allowance for Doubtful Accounts	(94,992)	(224,306)
Trade Receivables, Net	$4,991,221	$3,595,431

Note 4.  Inventories.

The following is a summary of inventories at:

	September 30, 2007	December 31, 2006
Raw Materials	$1,350,195	$866,859
Finished Goods	2,087,581	2,015,377
Total	$3,437,776	$2,882,236

Note 5.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2007	December 31, 2006
Vehicles	$414,147	$487,037
Leasehold Improvements	67,910	12,400
Office Furniture and Equipment	161,733	133,634
Computers and Software	560,777	445,491
Machinery and Equipment	2,213,534	718,210
Construction in Progress	70,902	212,592
Total Property, Plant and Equipment	$3,489,903	$2,009,364
Less: Accumulated Depreciation	(756,010)	(519,725)
Total Property, Plant and Equipment, Net	$2,733,893	$1,489,639

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 6.  Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements.

(A)     Revolving Credit and Term Loan Agreement - The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 (“Loan Agreement”) under which ComVest agreed to loan the Company up to $3,500,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue ComVest three tranches of warrants (“Original Warrants”) and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”). The Company received $2,500,000 at closing, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants. See (B) below.See also (D) below.

(B)     Amendment to Revolving Credit and Term Loan Agreement – The Company entered into an Amendment on June 12, 2007 (“Amendment No. 1”) to the Loan Agreement under which ComVest agreed to loan up to an additional $1,500,000 under the Revolving Credit Note, which makes up to $5,000,000 available under that note, and the Company agreed to, among certain technical changes under the Revolving Credit and Convertible Term Notes (the “Notes”) and Original Warrants, repricing certain of the Original Warrants, and issue ComVest a new warrant (“New Warrant”) (Original Warrants and New Warrants are collectively referred to as “Warrants”). The Company did not receive any additional cash upon execution of Amendment No. 1. However, based on repricing certain of the Original Warrants and issuance of a New Warrant contemporaneously with executing Amendment No. 1, the Company established an adjusted allocable amount, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes. See (E) and (F) below.  See also (D) below.

(C)     Revolving Credit Note - The Revolving Credit Note, as amended, bears interest equal to the greater of the Prime Rate (defined as interest publicly announced by Citibank, N.A.) plus (a) 1%, or 9.5%, for the original $3,500,000, and (b) 1.5%, or 9.5%, for the additional $1,500,000; and is good until February 28, 2009. At September 30, 2007, the unamortized discount on the Amended Revolving Credit Note was $142,268.

(D)     Convertible Term Note - The Convertible Term Note, as amended, bears interest at the rate of 10% per annum, principle payments of $66,666.67 commence on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.80 per share (“Conversion Shares”). The Company retired its line of credit with Wachovia Bank, N.A. at the closing.  The fees charged to the Company relating to the ComVest transaction are being amortized over the term of the Convertible Term Note. At September 30, 2007, the unamortized discount on the Convertible Term Note was $569,219.

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

(G)     Collateral Agreement – The Company entered into a Collateral Agreement on February 21, 2007 under which the Company granted a security interest to ComVest under the Loan Agreement for substantially all of its assets.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 6.  Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements - continued.

(H)     Registration Rights– The Registration Rights Agreement entered into on February 21, 2007 requires the Company to file with the SEC not later than 90 days after the date of this agreement (“Original Filing Period”), a shelf registration (“Registration Statement”) to cover the resale of the Conversion Shares, Warrant Shares, and additional shares of common stock issuable pursuant to the anti-dilution provisions of the Convertible Term Note and Warrants (“Registrable Shares”). The Company is required to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after filing it with the SEC but in no event later than 150 days after the date of the agreement. If the Registration Statement is not declared effective within 150 days after the date of the agreement, or shall cease to be available for use by the Holders as selling stockholders (A) where such unavailability continues for a period in excess of 5 days beyond certain allowed time periods for circumstances such as when a distribution would require the public disclosure of material non-public information concerning any transaction or negotiations involving the Company or any of its affiliates, the Company proposes to file a Registration Statement for the offering and sale of securities for its own account in an underwritten offering, and after the filing of the Company’s annual report on Form 10-K or other event that requires the filing of a post-effective amendment to any Registration Statement, or (B) for any other reason such as a stop order, a material misstatement or omission in such Registration Statement or the information contained in such Registration Statement having become outdated and continues to be unavailable for a period in excess of 30 days, then the Company is required to pay to the Holders, ratably in proportion to the number of Registrable Shares held by each respective Holder, a cash fee equal to the product of $1,000 multiplied by the number of calendar days during which any of the events described above occurs and is continuing up to a maximum of $500,000. The approximate term of the registration payment arrangement is the period of time from the effective date of such Registration Statement until such date as is the earlier of the date on which all of the Registrable Shares covered by the Registration Statement are sold to the public, or the date on which the Conversion Shares and the Warrant Shares issued or issuable upon cashless exercise of the Warrants may be immediately sold without restriction by each Holder thereof without registration. In connection with Amendment No. 1 described in (B) above, ComVest agreed to amend the Original Filing Period from 90 days to June 22, 2007. The Company filed the required Registration Statement with the SEC on June 20, 2007, which was declared effective on June 29, 2007 by the SEC. See also (B), (C), (D), and (E) above. The Company determined that no liability is recognizable at September 30, 2007 for registration payment arrangements.

Note 7.   Loans Payable – Related Party.

The Company received advances of $550,000, net, from the Chairman during the third quarter of 2007 for cash flow fluctuations and working capital purposes which were recorded as short term demand loans bearing interest at 8% per annum. Accrued interest was $2,067 at September 30, 2007.

Note 8.  Net (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Operating (Loss)	$(777,460)	$(0.015)	$(920,470)	$(0.017)	$(2,408,009)	$(0.045)	$(1,806,457)	$(0.034)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit-Deferred	—	—	(5,000)	(0.000)	—	—	319,068	0.006
Net (Loss)	$(777,460)	$(0.015)	$(925,470)	$(0.017)	$(2,408,009)	$(0.045)	$(1,487,389)	$(0.028)
Plus: Dividends on Preferred Stock	(205,970)	(0.004)	(1,323)	(0.000)	(611,520)	(0.011)	(1,323)	(0.000)
Net (Loss) Available to Common Stockholders	$(983,430)	$(0.018)	$(926,793)	$(0.017)	$(3,019,529)	$(0.056)	$(1,488,712)	$(0.028)
Weighted Average Common Shares Outstanding	53,635,699		53,551,051		53,611,138		53,360,621

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive.  The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) -0- and 69,447 shares, of nonvested restricted common stock issued to eligible directors but held by the Company pursuant to vesting restrictions under the former Director Compensation Plan, (ii) 73,000 and 171,368 shares upon exercise of vested and exercisable stock options, (iii) 876,300 and 576,300 shares upon exercise of vested and unexercisable stock options, (iv) 2,416,667 and -0- shares upon conversion of the Convertible Term Note, and (v) 1,750,000 and -0- shares upon exercise of outstanding warrants, for the three and nine months ended September 30, 2007 and 2006, respectively.

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

Reportable Segments

The following table includes information about our reportable segments at:

	Three Months Ended September 30, 2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,361,431	$5,316,909	$87,853	$180,517	$—	$349,788	$73,004	$8,369,502
Depreciation and Amortization	44,090	9,755	161	331	—	642	134	55,113
Interest Expense	64,268	144,704	2,391	4,913	—	9,520	1,987	227,783
Segment Profit (Loss)	195,826	(203,896)	5,820	22,212	—	(14,122)	(139,251)	(133,410)
Segment Assets (1)	4,309,963	7,981,807	244,394	374,753	173	495,158	100,799	13,507,046
Expenditures for Segment Assets	$10,873	$97,858	$—	$—	$—	$—	$—	$108,731

	Three Months Ended September 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$2,578,964	$5,833,154	$249,769	$210,268	$882	$110,231	$54,222	$9,037,490
Depreciation and Amortization	40,818	9,216	395	332	1	174	86	51,023
Interest Expense	27,328	61,811	2,647	2,228	9	1,168	575	95,765
Segment Profit (Loss)	127,111	(479,522)	21,503	11,557	(13)	42,499	(9,484)	(286,349)
Segment Assets (1)	3,851,492	6,978,275	394,465	353,962	1,130	131,960	58,912	11,770,196
Expenditures for Segment Assets	$70,181	$47,757	$2,045	$7,173	$7	$902	$445	$128,510

Reportable Segments - continued

	Nine Months Ended September 30, 2007
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$7,675,527	$15,201,748	$628,080	$832,130	$—	$675,058	$146,154	$25,158,697
Depreciation and Amortization	145,354	31,597	1,305	1,730	—	1,403	304	181,693
Interest Expense	144,483	286,156	11,823	15,664	—	12,707	2,751	473,584
Segment Profit (Loss)	182,839	(985,280)	58,807	28,319	—	(22,817)	(119,040)	(857,173)
Segment Assets (1)	4,575,028	7,623,136	411,586	507,726	172	322,266	67,132	13,507,045
Expenditures for Segment Assets	$225,118	$1,334,880	$4,140	$24,877	$—	$4,450	$963	$1,594,428

	Nine Months Ended September 30, 2006
	Coatings	Foam	Paints	Sealants	Adhesives	Equipment	All Other	Totals
Sales	$7,361,998	$12,937,956	$872,327	$729,322	$31,147	$455,530	$210,774	$22,599,054
Depreciation and Amortization	108,310	22,922	1,550	1,296	55	810	375	135,387
Interest Expense	68,177	119,814	8,078	6,754	288	4,219	1,952	209,282
Segment Profit (Loss)	174,027	(672,306)	49,330	3,671	(241)	49,648	(11,710)	(407,582)
Segment Assets (1)	4,248,217	6,262,066	502,114	442,394	13,705	210,120	91,580	11,770,197
Expenditures for Segment Assets	$155,460	$186,975	$12,606	$15,992	$450	$6,583	$3,046	$381,112

(1)      Segment assets are the total assets used in the operation of each segment.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED- CONTINUED)

Note 9.   Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the periods indicated:

Segment Profit or Loss

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Profit or Loss for Reportable Segments	$(133,410)	$(286,349)	$(857,173)	$(407,582)
Unallocated Amounts:
Corporate Expenses	(644,050)	(634,122)	(1,550,835)	(1,398,875)
(Loss) Before Income Taxes	$(777,460)	$(920,471)	$(2,408,008)	$(1,806,458)

Assets
	September 30, 2007	December 31, 2006
Total Assets for Reportable Segments (1)	$13,507,046	$10,232,938
Other Unallocated Amounts (2)	613,541	919,370
Consolidated Total	$14,120,587	$11,152,308

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the quarter, and nine months, ended September 30, 2007 and 2006, and our financial condition at September 30, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below.  In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2006, including any amendments thereto.

Performance for the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Overall Results of Operations

The following is a summary of sales for the three months ended September 30:

	2007	2006
Sales	$8,369,502	$9,037,490

Our sales decreased $667,988, or 7.4%, for the third quarter of 2007 compared to the third quarter of 2006, largely due to a general downturn in the building products market which negatively affected all of our segments, and sale of our retail distribution channel, which affected our Paints, Sealants, and All Other segments sales volumes, slightly offset by increased volumes in our Equipment segment.

Our gross profit increased $213,622, or 14.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due primarily to cost savings realized in our Foam segment through the addition of our foam resin manufacturing facility at the end of the second quarter of 2007, improvements in manufacturing efficiencies and favorable raw material pricing in our Coatings and Foam segments, and higher selling prices in our Sealants segment, offset by a decrease in our Paints and All Other segments sales volumes related to the strategic shift towards coatings and foam, and an unfavorable pricing mix in the Equipment and All Other segments. Gross margin increased 3.9 percentage points, to 20.6%, for the third quarter of 2007 compared to the third quarter of 2006.

Our total costs and expenses are comprised of cost of sales, selling, general and administrative expenses, professional fees, depreciation, amortization, consulting fees, interest expense, and other expense. These total costs and expenses decreased $810,998, or 8.1%, for the third quarter of 2007 compared to the third quarter of 2006, due to a decrease of $881,610 for cost of sales, $49,307 for SG&A, and $50,782 for interest expense – related party, offset by an increase of $104,219 for professional fees, $4,090 for depreciation and amortization, $24,413 for consulting fees, $172,230 for interest expense, and a gain of $134,251 in other income.

Cost of sales decreased $881,610, or 11.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to cost cutting measures undertaken during the quarter, vertical integration in our Foam segment, and improved manufacturing efficiencies and favorable raw material pricing in our Coatings and Foam segments, partially offset by lower sales volumes across all of our segments except for Equipment, and an unfavorable pricing mix in our Equipment and All Other segments.

SG&A decreased $49,307, or 2.3%, for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, primarily due to decreases of $339,077 in bad debt expense and $29,000 in travel and related services, partially offset by increases of $128,422 in share based compensation, $73,040 in sales commissions, $45,885 in investor relations and American Stock Exchange fees, $41,396 in corporate office expenses, and $33,470 in payroll and related benefits. The decreases were largely as a result of realigning our base infrastructure towards our core foam and coatings businesses and to adapt to current market conditions.

Professional fees increased $104,219, or 195.9%, for the third quarter of 2007 compared to the third quarter of 2006, due to an increase of $85,249 for outside accountants, auditing and auditing related services and $18,970 for legal fees.

Depreciation and amortization expense increased $4,090, or 8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to an increase in depreciable property, plant and equipment.

Consulting fees increased $24,413, or 70.8%, for the third quarter of 2007 compared to the third quarter of 2006 due to an increase in outside professional services for investor relations and information technology.

Interest expense increased $172,230, or 322%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to an increase in the capital utilized from our credit instruments and amortization of the discount on the Convertible Term Note and Revolving Credit Note.

Interest expense – related party decreased $50,782, or 96.1%, for the third quarter of 2007 compared to the third quarter of 2006 due to the establishment of a credit facility with ComVest which minimized reliance on our Chairman for operating capital.

Other income was $134,251 for the three months ended September 30, 2007 and primarily related to a gain on the sale of certain assets. We did not have any other income or expense for the comparable period in 2006.

We did not have any income or loss from discontinued operations for the third quarter of 2007 compared to a loss of $5,000 for the third quarter of 2006 due to an increase in reserve for litigation.

Net loss for the three months ended September 30, 2007 was $777,460 compared to $920,470 for the same period in 2006 due to a decrease in cost of sales, SG&A, and interest expense – related party, offset by an increase in gross profit, professional fees, depreciation and amortization, consulting fees, interest expense, and other income, and a decrease in sales.

Net loss per share for the third quarter of 2007 was $0.015 compared to $0.017 for the third quarter of 2006.

Dividends accrued on our outstanding Series D Preferred Stock were $205,970 for the quarter ended September 30, 2007 compared to $1,323 for the quarter ended September 30, 2006.

Net loss available to common stockholders and related loss per share for the three months ended September 30, 2007 was $983,430 and $0.018 compared to $926,793 and $0.017 for the three months ended September 30, 2006. The increase in net loss available to common stockholders and related loss per share are attributable to the net loss plus an increase in dividends accrued for the outstanding Series D Preferred Stock.

Results of Business Segments

The following is a summary of sales by segment for the three months ended September 30:

Segments	2007	2006
Coatings	$2,361,431	$2,578,964
Foam	5,316,909	5,833,154
Paints	87,853	249,769
Sealants	180,517	210,268
Adhesives	—	882
Equipment	349,788	110,231
All Other	$73,004	$54,222

Coatings sales decreased $217,533, or 8.4%, for the third quarter of 2007 compared to the third quarter of 2006, due to a general downturn in the building products market. Segment profit increased $68,715, or 54.1%, for the quarter ended September 30, 2007 compared to the same period in 2006. The increase in our Coatings segment profit for the quarter ended September 30, 2007 was primarily attributable to improved manufacturing efficiencies and favorable raw material pricing.

Foam sales decreased $516,245, or 8.9%, for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, due to the reasons enumerated in our Coatings segment above. Segment loss decreased $275,626, or 57.5%, for the three months ended September 30, 2007 compared to the same period in 2006. The decrease in our Foam segment loss for the third quarter of 2007 was primarily attributable to cost savings realized through the addition of our foam resin manufacturing facility at the end of the second quarter of 2007, improved manufacturing efficiencies, and favorable raw material pricing.

Paints sales decreased $161,916, or 64.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to the sale of our retail distribution channel during the quarter. Segment profit decreased $15,683, or 72.9%, for the quarter ended September 30, 2007 compared to the same period in 2006. The decrease in our Paints segment profit for the three months ended September 30, 2007 was primarily attributable to the strategic shift towards our core Coatings and Foam and Coatings segments.

Sealants sales decreased $30,111, or 14.1%, for the third quarter of 2007 compared to the third quarter of 2006, due to the reasons enumerated in our Coatings and Paints segment above. Segment profit increased $10,655, or 92.2%, for the quarter ended September 30, 2007 compared to the same period in 2006. The increase in our Sealants segment profit for the quarter ended September 30, 2007 was primarily attributable to higher sales prices.

Adhesives sales were $ -0- for the quarter ended September 30, 2007 compared to $882 for the quarter ended September 30, 2006, as a result of a decrease in demand. There was no segment profit or loss for the third quarter of 2007 compared to a segment loss of $13 for the same period in 2006. The decrease in our Adhesives segment profit for the quarter ended September 30, 2007 was due to a decrease in sales.

Equipment sales increased $239,557, or 217.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to a focused sales effort during the quarter. Segment loss was $139,251 for the quarter ended September 30, 2007 compared to a segment profit of $42,499 in the same period in 2006. The segment loss for the three months ended September 30, 2007 was primarily attributable to an unfavorable pricing mix.

All Other sales increased $18,782, or 34.6%, for the third quarter of 2007 compared to the third quarter of 2006, due to the reasons enumerated in our Coatings and Paint segments. Segment loss was $139,251 for the quarter ended September 30, 2007 compared to a segment loss of $9,484 for the same period in 2006. The All Other segment loss was primarily attributable to an unfavorable pricing mix.

Performance for the Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

Overall Results of Operations

The following is a summary of sales for the nine months ended September 30:

	2007	2006
Sales	$25,158,695	$22,599,052

Our sales increased $2,559,643, or 11.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to increased sales volumes in our Coatings, Foam, and Equipment segments, partially offset by the sale of our retail distribution channel which decreased our Paints, Sealants, and All Other segments sales volumes.

Our gross profit increased $1,058,673, or 29.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to sales volume growth in our Coatings and Foam segments, due primarily to cost savings realized in our Foam segment through the addition of our foam resin manufacturing facility at the end of the second quarter of 2007, improvements in manufacturing efficiencies and favorable raw material pricing in our Coatings and Foam segments, and higher selling prices in our Sealants segment, partially offset by a decrease in our Paints and All Other segments due to lower sales volumes related to the strategic shift towards our core Coatings and Foam segments, and an unfavorable pricing mix in the Equipment and All Other segments. Gross margin increased 2.6 percentage points, to 18.7%, for the nine months ended September 30, 2007 compared to same period in 2006.

Our total costs and expenses are comprised of cost of sales, SG&A, professional fees, depreciation, amortization, consulting fees, interest expense, and other expense. These total costs and expenses increased $3,161,195, or 13%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to an increase of $1,500,970 for cost of sales, $1,386,283 for SG&A, $126,612 for professional fees, $46,306 for depreciation and amortization, $4,287 for consulting fees, and $376,711 for interest expense, offset by a decrease of $141,029 in interest expenses – related party, and a gain of $138,945 in other income.

Cost of sales increased $1,500,970, or 7.9%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to the increase in sales volumes enumerated above, partially offset by cost cutting measures undertaken during the third quarter of 2007, vertical integration in our Foam segment, and improved manufacturing efficiencies and favorable raw material pricing in our Coatings and Foam segments.

SG&A increased $1,386,283, or 29%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to an increase of $366,894 for payroll and related employee benefits, $183,070 for sales commissions, $84,260 for insurances, $34,205 for travel and related services, $12,179 for advertising, $4,883 for marketing, promotions and trade shows, $311,078 for share based compensation, $59,371 for investor relations, $42,898 for rents, and $687,528 for corporate office expenses, offset by a decrease of $15,871 for recruiting fees, $8,875 for American Stock Exchange Fees, and $375,334 for bad debts. The increases were largely a result of expanding the Company’s base infrastructure to promote and support additional sales volumes during the first half of 2007, partially offset by cost cutting efforts during the third quarter of 2007 to realign our base infrastructure towards our core foam and coatings businesses and to adapt to a current general economic downturn.

Professional fees increased $126,612, or 76%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to an increase of $91,556 for outside accountants, auditing and auditing related services and $35,056 for legal fees.

Depreciation and amortization expense increased $46,306, or 34%, for the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in depreciable property, plant and equipment.

Consulting fees increased $4,287, or 5%, for the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in outside professional services for information technology, offset by a decrease in outside professional services for investor relations.

Interest expense increased $376,711, or 397%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to an increase in the capital utilized from our credit instruments and amortization of the discount on the Convertible Term Note and Revolving Credit Note.

Interest expense – related party decreased $141,029 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the establishment of a credit facility with ComVest which minimized reliance on our Chairman for operating capital.

Other income was $138,945 for the nine months ended September 30, 2007 and primarily related to a gain on the sale of certain assets. We did not have any other income or expense for the comparable period in 2006.

We did not have any income or loss from discontinued operations for the nine months ended September 30, 2007 compared to income of $319,068 for the comparable period in 2006 which resulted from gains related to writes offs of aged accounts payables partially offset by a decrease in the reserve for litigation.

Net loss for the nine months ended September 30, 2007 was $2,408,009 compared to $1,806,457 for the same period in 2006 due to an increase in SG&A, professional fees, depreciation and amortization, consulting fees, and interest expense, offset by a decrease in interest expense - related party, and an increase in sales, cost of sales, gross profit, and other income.

Net loss per share for the nine months ended September 30, 2007 was $0.045 compared to $0.034 for the same period in 2006.

Dividends accrued on our outstanding Series D Preferred Stock were $611,520 for the nine months ended September 30, 2007 compared to $1,323 for the nine months ended September 30, 2006.

Net loss available to common stockholders and related loss per share for the three months ended September 30, 2007 were $3,019,529 and $0.056 compared to $1,488,712 and $0.028 for the three months ended September 30, 2006. The increase in net loss available to common stockholders and related loss per share are attributable to the net loss plus an increase in dividends accrued for the outstanding Series D Preferred Stock for the nine months ended September 30, 2007.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended September 30:

Segments	2007	2006
Coatings	$7,675,527	$7,361,998
Foam	15,201,748	12,937,956
Paints	628,080	872,327
Sealants	832,130	729,322
Adhesives	—	31,147
Equipment	675,058	455,530
All Other	$146,154	$210,774

Coatings sales increased $313,529, or 4.3%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to an increase in our sales force, advertising, marketing, and promotion programs, partially offset by a general downturn in the building products market. Segment profit increased by $8,813, or 5.1%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in our Coatings segment profit for the nine months ended September 30, 2007 was primarily attributable to improved manufacturing efficiencies and favorable raw material pricing.

Foam sales increased $2,263,792, or 17.5%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to the reasons enumerated in our Coatings segment above. Segment loss increased $312,974, or 46.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in our Foam segment loss in 2007 was primarily attributable to cost increases related to resale foam purchases during the first six months of the year, partially offset by cost savings realized through the addition of our  foam resin manufacturing facility at the end of the second quarter of 2007, improved manufacturing efficiencies, and favorable raw material pricing.

Paints sales decreased $244,247, or 28%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to the sale of our retail distribution channel during the third quarter of 2007. Segment profit increased by $9,477, or 19.2%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in our Paints segment profit for the nine months ended September 30, 2007 was primarily attributable to a decrease in the cost of resale paints, partially offset by the strategic shift towards our core Coatings and Foam segments associated with the sale of our retail distribution channel.

Sealants sales increased $102,808, or 14.1%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to the reasons enumerated in our coatings and paints segment above. Segment profit increased $24,648, or 671.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in our Sealants segment profit for the nine months ended September 30, 2007 was primarily attributable to increased sales volumes, purchasing power, and higher selling prices.

Adhesives sales were $ -0- for the nine months ended September 30, 2007 compared to $31,147 for the same period in 2006, as a result of a decrease in sales.  There was no segment profit or loss for the nine months ended September 30, 2007 compared to a segment loss of $241 for the prior comparable period in 2006.

Equipment sales increased $219,528, or 48.2%, for the nine months ended September 30, 2007 compared to the same period in 2006, due to a focused sales effort during the third quarter of 2007. Segment loss was $22,817 for the nine months ended September 30, 2007 compared to a segment profit of $49,648 in the prior comparable period in 2006. The Equipment segment loss for the nine months ended September 30, 2007 was primarily attributable to an unfavorable pricing mix.

All Other sales decreased $64,620, or 30.7%, for the nine months ended 2007 compared to the same period in 2006, due to the reasons enumerated in our Coatings and Paint segments. Segment loss increased $107,331, or 916.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in our All Other segment loss was primarily attributable to lower sales volumes, partially offset by a favorable pricing mix.

Liquidity and Capital Resources

Net cash used in our operations was $4,727,750 for the nine months ended September 30, 2007 compared to $1,800,149 for the same period in 2006. The cash used in operations for the nine months ended September 30, 2007 was attributable to our net loss for the period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non current assets, and decreases in accounts payable, accrued expenses and other current liabilities, and other liabilities. We had a marked improvement in our gross profit in the third quarter of 2007 largely as a result of our strategic shift towards in house foam resin manufacturing, which allowed significant cost savings over the resale of third party manufactured products.  We also undertook certain cost cutting measures during the third quarter of 2007, including but not limited to, closing our manufacturing operations in Florida and selling off our retail distribution channel, all of which were designed to focus all available resources on our core foam and coatings businesses and to increase our available cash generated from operations to fund our working capital requirements. The downturn in the building products market directly affected our business. We continue to have access to capital through related parties to meet our working capital requirements. We may seek to raise additional funds through private placements of common and preferred stock to accredited sophisticated investors to further fund our operations, increase our distribution channels, pursue acquisitions as part of our strategy for accelerating sales growth, or pay down our short and long term debts, including but not limited to, our Convertible Term Note and Revolving Credit Note, depending on market conditions.

Net cash used in investing activities was $1,479,076 for the nine months ended September 30, 2007 compared to $365,616 for the same period in 2006. We invested $72,890 in vehicles, $28,099 in office furniture and equipment, $113,590 for computers and software, $231,224 in machinery and equipment, and $1,218,704 for construction of manufacturing plants in the nine months ended September 30, 2007.

Net cash provided by financing activities was $5,897,739 for the nine months ended September 30, 2007 compared to $2,257,544 for the same period in 2006. We retired our former lines of credit, repaid certain short term loans received by us from our Chairman of the Board, satisfied certain closing fees and transactional expenses, continued construction of our manufacturing plants, and met certain of our working capital requirements with the $2,000,000 received under our Convertible Term Note and $5,000,000 drawn against our Revolving Credit Note, as amended, during the nine month period ended September 30, 2007. We made principal repayments of $245,787 on our long term debt during the nine month period ended September 30, 2007.

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

We carried out an evaluation, under the supervision and with participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. There were no changes in our internal controls over financial reporting during the third quarter of 2007 that affected our internal controls over financial reporting.

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

•  Availability and Cost of Raw Materials — Certain raw materials are critical to our production processes and sales growth and our operating results are significantly affected by the cost of these raw materials. These include not only titanium dioxide and resins in our coatings and paints segments, but also polyols for our foam segment. Although we do not manufacture the isocyanates sold as part of our polyurethane foam systems, the isocyanates are a component of the finished goods sold to our customers and a raw material for our purposes. We have made, and plan to continue to make, supply arrangements to meet planned operating requirements for the future. However, volatility in raw material costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in raw material costs from customers could result in lost sales or significantly increase the cost of doing business and profitability. We may not be able to fully offset the impact of higher raw materials through price increases or productivity improvements.

• Retention of Key Personnel — Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  We must continue to attract, train and retain managerial, technical, selling and marketing personnel. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

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

• Acquisitions — As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

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

LAPOLLA INDUSTRIES, INC.

Date:	November 14, 2007	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 14, 2007	By:	/s/ Timothy J. Novak, CFO
		Name:	Timothy J. Novak
		Title:	CFO and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.