Form 10-K
period 2007-12-31
LAPOLLA INDUSTRIES INC
filed 2008-04-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

Commission File No. 001-31354

LaPolla Industries, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	13-3545304 (I.R.S. Employer Identification No.)

Intercontinental Business Park 15402 Vantage Parkway East, Suite 322 Houston, Texas (Address of Principal Executive Offices)	77032 (Zip Code)

(281) 219-4700
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value and Warrants
(Title of Each Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 29, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $10,697,501 based on the closing sales price as quoted on the NASD OTC Bulletin Board.

Common Stock outstanding as of March 5, 2008 — 59,125,700 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 2007.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

(i)

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

PART I

As used in this report, "LaPolla” and the "Company" or "Us" or "We" or “Our” refer to the LaPolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our Internet website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1.  Business.

General Overview

LaPolla is a leading national manufacturer and distributor of foam and coatings focused on developing and commercializing foam and coatings targeted at commercial and industrial and residential applications in the roofing, insulation, and construction industries. Being basic in both foam and coating systems puts LaPolla in a strong position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers.

Our products primarily address the growing consumer awareness of the building envelope. A building envelope is the separation between the interior and the exterior environments of a building. It serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. The physical components of the envelope include the foundation, roof, walls, doors and windows. We provide insulation, an air barrier, and a vapor barrier with our products.

We have invested substantial resources to acquire, develop and commercialize a variety of foam and coatings products to date. During 2007, we completed our initial Foam Resin Plant and began full scale operations. We consolidated certain of our manufacturing and distribution operations to keep pace with changing economic conditions and to maximize efficiencies.  Additional products are currently being developed to meet identified opportunities in target markets both nationally and internationally for spray and pour polyurethane foam applications.

Operating Segments

We operate our business on the basis of two reportable segments — Foam and Coatings.  The Foam segment involves producing both roofing and building envelope insulation foam. The Coatings segment involves producing protective coatings and primers. Both segments involve supplying equipment and related ancillary items used for application of our products.

The following table sets forth, for the years indicated, sales for our Foam and Coatings segments:

	2007	2006	2005
Foam	$20,753,052	$18,214,350	$11,524,175
Coatings	$11,087,747	$12,100,386	$8,655,088

Refer to Note 16 - Business Segment Information under Item 8 of this Form 10-K for more information relating to our current and former business segment structure.

Index

Foam Segment

Our foam business involves supplying both roofing and insulation foam to the construction industry. Roofing applications consist of new and retrofit commercial and industrial, and residential, applications. Building envelope insulation foam applications consist of perimeter wall and attic space commercial and industrial, and residential, applications. The start up of our own Foam Resin Plant is enabling LaPolla to benefit from the economics of manufacturing spray polyurethane foam systems as it opens up new sales opportunities through previously unavailable channels (e.g. distribution). LaPolla now provides open and closed cell spray foam insulation, as well as closed cell technology for roofing, applications.  We have passed certain third party credential testing with our in-house manufactured foam systems which is enabling greater acceptance of our own proprietary foam products in our target markets. This segment also supplies adhesives and equipment for applications. Our distribution facilities in Texas and Arizona are supplemented by public warehousing in certain local markets nationally to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the foam business.

Coatings Segment

Our coatings business involves supplying a variety of protective coatings for roofing systems for new and retrofit commercial and industrial, as well as residential, applications primarily to the roofing industry.  We centralized our coatings manufacturing operations to our Houston, Texas facility during the latter part of 2007 to adapt to changing market conditions and increase efficiency.  This segment also supplies caulking and equipment for applications. Our distribution facilities in Texas and Arizona are supplemented by public warehousing in certain local markets nationally to better serve our customers.  We realigned our protective coatings segment during 2007 by divesting our retail distribution channel primarily involving paints to a regional paint manufacturer to better focus on our core competencies. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

Sales and Marketing

We maintain a growing national and international sales and marketing focus. Sales are concentrated on contractors in the roofing and insulation industries. LaPolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state or regional basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to nationally promoted programs from municipal and other government agencies, energy companies, and private organizations. Some of these programs include Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental impact of the “heat island effect”. LaPolla places a high priority on sales trending to create preparedness and processes to better serve our customers. Information is gathered with input from sales, customers, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis.  Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient fashion. The combined volumes of our products are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually significant volume customers, none today represent a significant adverse effect through such a loss.

Raw Materials

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner.  The primary materials being used to manufacture our foam and coatings products are titanium dioxide and resins. The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply.  We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product.  With our volume potential, LaPolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2008 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility. We maintain sufficient manufacturing capacity at this facility to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

Patents and Trademarks

We rely on our own proprietary technologies in our foam and coatings segments for finished goods formulations.  Additionally, we also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. We market our products under various trademarks, for which we have registered and unregistered trademark protection in the United States. These trademarks are considered to be valuable because of their contribution to market identification of our products.

Index

Competition

We face strong competition in the markets in which we compete. These competitors often have greater availability to resources allowing them to spread their marketing and promotion costs over a broader revenue base. The principal method of competition in the commercial and industrial markets is a combination of product credentials and approvals, price structure, technology, availability, warranty availability to building owners, and product performance.  LaPolla is expanding through internal and external efforts including, but not limited to, aggressive sales and marketing, competitive pricing, material availability, a strong sales force comprised of direct salespersons, independent representatives, and distributors, building owner and contractor brand awareness, and acquisitions. In addition, LaPolla differentiates itself from competitors by offering personalized sales support and providing swift and efficient response time on issues ranging from technical service to delivery of products.  LaPolla is one of the largest suppliers of spray polyurethane foam for roofing and insulation foam nationally. The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence that primarily rely on distributors to service local, regional and national markets. With the establishment of our initial foam resin plant, we are able to access previously unavailable distribution channels and further penetrate our target markets through direct sales. We supply our products primarily to large, medium and small roofing, insulation and general contractors. Within the coatings industry, as manufacturers specifically focused on acrylic coatings for roofing and construction as their primary line, LaPolla is a leading manufacturer in this energy efficient product technology. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We are currently listed with certain credentials and approvals to assure that there are minimal restrictions in markets and uses. LaPolla continues to undertake a significant push through a variety of mediums to raise industry awareness of LaPolla products in the markets in which we participate. Advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales, distribution, and marketing will continue to be used to obtain greater product line branding and recognition.

Employees

At December 31, 2007, we employed 41 full time individuals. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business presence. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2007. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure you that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

Our business, taken as a whole, is materially affected by seasonal factors. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first and fourth fiscal quarters. During 2007, we did experience a seasonal fluctuation. Our in-house manufactured foam resins and acrylic coatings are restricted by cold temperature applications.  Inclement weather may impede sales, but can also produce a pent up demand that can be realized in the subsequent short term. By broadening and diversifying our foam and coatings products to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months.

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

Index

Executive Officers

Douglas J. Kramer	44	CEO and President
Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. Mr. Kramer has 20 years Industry Experience including his most recent position as vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

Paul Smiertka	51	CFO and Treasurer
Mr. Smiertka has 20 years of financial experience from BASF’s chemicals and coatings businesses, serving from 1986 through 2006, with his last position as director, Finance and Administration, BASF Intertrade.  While at BASF, he also served as controller and treasurer of two of BASF’s largest joint ventures worldwide, BASF FINA, LP, a joint venture between BASF and ATOFINA, and Sabina Petrochemicals, LLC, a tri-venture between BASF, ATOFINA and Shell. He also spent four years as the controller for Chemical Intermediates, and held various financial positions in the Coatings and Colorants Division. Prior to joining LaPolla, Mr. Smiertka was director of planning at SBL Logistics, a Houston, Texas based privately-held transportation broker and contract carrier during 2007. He earned his BS in Finance and MBA in Finance and Accounting degrees from Fordham University, New York.

Michael T. Adams	42	CGO, EVP and Secretary
Mr. Adams has more than eleven years experience with LaPolla. He was named Chief Governance Officer, Executive Vice President, and Secretary in July 2006. During his term with LaPolla, Mr. Adams served as president and interim chief executive officer from 2003 to 2005, interim chief financial officer in February 2008, executive vice president and corporate secretary from 1999 to 2003, and held various officer positions in the Company’s former subsidiaries since he first joined LaPolla in 1997. He earned his Bachelor of Science and Master of Science in business administration, as well as Juris Doctor, degrees from Nova Southeastern University, Fort Lauderdale, Florida.

__________________________

-	Officers are appointed by and hold office at the pleasure of the Board of Directors.
-	John A. Campbell was replaced as CFO and Treasurer on June 11, 2007 by Timothy J. Novak.
-
Timothy J. Novak resigned as CFO and Treasurer on February 15, 2008 and Michael T. Adams, CGO, EVP and Secretary of the Company, was appointed interim CFO and Treasurer on said date until a successor was named on March 3, 2008.

Item 1A.  Risk Factors.

As a national manufacturer and supplier of foam and coatings, we operate in a business environment that includes certain risks. The risks described in this section could adversely affect our sales, operating results and financial condition. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

•   Cost and Availability of Raw Materials - Our operating results are significantly affected by the cost of raw materials. We may not be able to fully offset the impact of higher raw materials through price increases or productivity improvements. Certain raw materials are critical to our production processes, such as foam resins and titanium dioxide. The Company has supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products.

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

•   Acquisitions - As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Our primary acquisition criterion is sales volume in our core foam and coatings competencies. Acquisitions may involve risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing businesses, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Index

•   SEC Reviews - The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.  Unresolved Staff Comments

See Item 9A for information.

Item 2.  Properties

We conduct our operations in leased facilities located in Texas and Arizona. Our corporate headquarters and primary administrative, manufacturing, distribution, and warehousing facility is located in Texas. We maintain a customer service, warehousing, and distribution facility in Arizona. Our present facilities are adequate for our currently known and projected needs in the near term.

Item 3.  Legal Proceedings

Legal Proceedings

(a)  Joglar Painting, Inc., Plaintiff v. Urecoats Industries Inc., Urecoats Manufacturing, Inc., et. al., Defendants

On June 24, 2004, the Plaintiff filed a complaint against the Defendants in the United States District Court for the District of Puerto Rico alleging breach of an Exclusive Distribution Agreement for the territory of Puerto Rico and claimed damages aggregating $3,754,000. The Company maintained the complaint and alleged damages were without merit and counterclaimed for monies billed and remaining unpaid for goods delivered to the Plaintiff by Urecoats Manufacturing, Inc. pursuant to the Plaintiff’s purchase order. On April 7, 2006, the US District Court has dismissed all claims against Urecoats Industries, Inc. (n/k/a LaPolla Industries, Inc.). This matter was settled on December 7, 2007.

(b)   Raymond T. Hyer, Jr. and Sun Coatings, Inc., Plaintiffs v. Urecoats Industries Inc., et. al, Defendants

This matter was settled on April 3, 2008.  The information for this matter is incorporated herein by reference to Item 9B of Part II in this report.

(c)   Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Index

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2007		2006
Calendar Quarter	High	Low	High	Low
First	$0.73	$0.45	$0.90	$0.44
Second	$1.00	$0.32	$1.20	$0.55
Third	$0.89	$0.41	$0.99	$0.56
Fourth	$0.65	$0.30	$0.90	$0.41

Our common stock is traded on the NASDAQ O-T-C Bulletin Board as of November 5, 2007 under the symbol “LPAD”. Prior to that time, our common stock traded on the American Stock Exchange under the ticker “LPA”.  As of March 25, 2008, there were approximately 5,000 holders of record of our common stock.  We did not declare any common stock dividends during the past two years and do not anticipate declaring common stock dividends in 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Sales of Unregistered Securities

On December 27, 2007, we sold to our Chairman of the Board and principal stockholder, an aggregate of 5,490,001 shares of restricted common stock, par value $.01, at a price of $.43 per share (the then closing price on the NASDAQ O-T-C Bulletin Board) in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, in exchange for cancellation of an aggregate of $2,360,700.27 of indebtedness owed by us to the Chairman of the Board.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
Summary of Operations
Sales	$31,840,799	$30,314,736	$20,179,263	$2,564,163	$2,405,539
Cost of Sales	$26,967,721	$25,496,901	$17,017,566	$2,091,931	$1,900,775
Operating Expenses	$9,935,693	$7,944,502	$6,791,201	$3,099,407	$5,020,495
Operating (Loss)	$(5,062,615)	$(3,126,667)	$(3,629,504)	$(2,627,175)	$(4,515,731)
Income (Loss) from Discontinued Operations	$-	$313,972	$131,971	$(3,141,333)	$(6,668,245)
Net (Loss)	$(5,062,615)	$(2,812,695)	$(3,497,533)	$(5,768,508)	$(11,183,976)
Plus: Dividends on Preferred Stock	$(817,600)	$(175,262)	—	—	$(498,001)
Net (Loss) Available to Common Stockholders	$(5,880,215)	$(2,987,957)	$(3,497,533)	$(5,768,508)	$(11,681,977)
Net (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.110)	$(0.056)	$(0.069)	$(0.091)	$(0.328)
Discontinued Operations	—	$0.006	$0.003	$(0.108)	$(0.436)
Financial Position
Total Assets	$11,866,045	$11,152,308	$9,494,868	$2,143,694	$1,691,544
Total Liabilities	$10,126,298	$7,469,057	$11,113,917	$7,540,832	$2,525,478
Total Stockholders’ Equity (Deficit)	$1,739,747	$3,347,123	$(2,459,035)	$(7,142,185)	$(2,367,083)

The financial data above has been recast excluding discontinued operations, where appropriate.

Index

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2007

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2007, and our financial condition at December 31, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Refer to Item 8 of this Form 10-K, Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 17 – Business Segment Information for further information regarding our business segment structure.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2007	2006	2005
Sales	$31,840,799	$30,314,736	$20,179,263

Our sales increased $1,526,063, or 5%, from 2006 to 2007, as compared to an increase of $10,135,473, or 50%, from 2005 to 2006. Although our total sales volumes increased in 2007, our sales volumes were adversely affected during the latter part of 2007 by the general downturn in the building products market which negatively affected both of our business segments, and sale of our retail distribution channel, which affected our Coatings segment. In addition, our 2007 sales growth momentum was impacted by focusing resources on establishing our reliability and credentials for our own in-house manufactured proprietary foam resins while maintaining our existing customer base in the markets in which we sell our products.

Cost of Sales

Cost of sales increased $1,470,820, or 6%, from 2006 to 2007, due to higher sales volumes as well as start up costs and expenses related to our new Foam Resin Plant in our Foam segment and closing the Florida plant for our Coatings segment, partially offset by economies of scale experienced from increased purchasing power for the raw materials relating to our manufactured coatings, and finished goods for both segments, as compared to, an increase of $8,479,335, or 50%, from 2005 to 2006, due to higher sales volumes resulting in an increase in purchases of raw materials for manufactured goods, finished goods, and costs related to our manufacturing facilities and warehousing facilities for distribution of our products for both segments to support sales growth.

Gross Profit

Our gross profit increased $55,243 from 2006 to 2007, due to an increase in sales in our Foam segment, as compared to, an increase of $1,656,138, or 52%, from 2005 to 2006, due to an increase in sales in both of our business segments.  Gross margin percentage decreased approximately 1% from 2006 to 2007 due to start up costs and expenses related to our new Foam Resin Plant completed during the latter half of 2007 for our Foam segment, and closing the Florida plant for our Coatings segment, partially offset by economies of scale experienced from increased purchasing power for the raw materials relating to our manufactured goods in our Coatings segment, and finished goods across both segments. Gross margin percentage increased 1.4% from 2005 to 2006 due to economies of scale experienced from increased purchasing power for the raw materials relating to our manufactured coatings, and finished goods for both segments.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, and other (income) expense. These total operating expenses increased $1,991,191, or 25%, from 2006 to 2007, due to an increase of $1,339,095 for SG&A, $334,620 for professional fees, $37,669 for consulting fees, $573,523 for interest expense, $161,757 for other (income) expense, offset by a decrease of $7,703 for depreciation and amortization, and $124,255 for interest expense – related party, as compared to, an increase of $1,153,301, or 17%, from 2005 to 2006, due to an increase of $1,389,791 for SG&A, $94,803 for depreciation and amortization, offset by a decrease of $271,483 for professional fees, $45,977 for consulting fees, $33,228 for interest expense, and $19,400 for other (income) expense.

Index

SG&A increased $1,339,095, or 19%, from 2006 to 2007, due to an increase of $314,016 for payroll and related employee benefits, $57,714 for sales commissions, $147,485 for insurances, $570,278 for share based compensation, $1,638 for American Stock Exchange fees, $72,024 for investor relations, $11,481 for rents, and $634,602 for corporate office expenses, offset by a decrease of $19,512 for travel and related services, $52,144 for advertising, $49,640 for marketing and promotional items, $14,147 for recruiting fees, and $334,701 in bad debts, as compared to, an increase of $1,389,786, or 20%, from 2005 to 2006, due to an increase of $527,842 for payroll and related employee benefits, $303,200 for sales commissions, $107,382 in travel and related services, $495,682 for marketing and promotional expenses, $57,727 in recruiting fees, and $495,753 for bad debt expense, offset by a decrease of $136,863 for insurance costs, $45,413 for advertising, $105,500 for directors fees, $36,625 for American Stock Exchange fees, $32,214 for investor relations, $32,853 for rents, and $207,327 for corporate office expenses.

Professional fees increased $334,620, or 151%, from 2006 to 2007, due to an increase in legal fees of $210,628 and outside accountants, auditing and auditing related services of $123,992, as compared to, a decrease of $271,483, or 55%, from 2005 to 2006, due to a reduction in legal fees of $228,042 and outside accountants, auditing and auditing related services of $43,441.

Depreciation and amortization expense decreased $7,703, or 4%, from 2006 to 2007, as compared to, an increase of $94,803, or 92%, from 2005 to 2006, which was due to an increase in depreciable property, plant and equipment.

Consulting fees increased $37,668, or 28%, from 2006 to 2007 due to an increase in outside professional services primarily related to obtaining credentials and approvals for our new foam formulations, as compared to, a decrease of $45,977, or 25%, from 2005 to 2006.

Interest expense, including interest expense – related party, increased $449,268, or 159%, from 2006 to 2007 due to an increase in the capital utilized from our ComVest credit instruments and amortization of the discount from the Warrants issued in connection with the Convertible Term Note and Revolving Credit Note, as compared to, a decrease of $33,228, or 11%, from 2005 to 2006, primarily due to the Chairman of the Board canceling the $1,750,000 in short term loans advanced to us during 2006, note payable – related party of $3,000,000 due to the Chairman of the Board from LaPolla, and $3,000,000 personally assumed note payable – other owed by LaPolla to a financial institution, in exchange for preferred stock at the end of the third and fourth quarters of 2006.

Other (income) expense increased $161,757, or 5.038%, from 2006 to 2007 due to the sale of our retail distribution channel during the latter part of 2007, as compared to, a decrease of $19,400, or 89%, from 2005 to 2006 due to a gain on the sale of certain assets.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2007	2006	2005
Foam	$20,753,052	$18,214,350	$11,524,175
Coatings	$11,087,747	$12,100,386	$8,655,088

Foam sales increased $2,538,702, or 14%, from 2006 to 2007 due to attracting, recruiting, and maintaining a qualified sales force, national advertising and promotion programs, including attendance at trade shows, and attainment of certain third party approvals and credentials on our foam formulations required to sell our products in our target markets, partially offset by the general downturn in the building products market experienced during the latter part of 2007, as compared to, an increase of $6,690,175, or 58%, from 2005 to 2006, due to attracting, recruiting, and maintaining a qualified sales force, national advertising and promotion programs, and attendance at trade shows. Cost of sales increased $2,374,636, or 15%, from 2006 to 2007 due to higher sales volumes and start up costs and expenses for our new Foam Resin Plant, as compared to, an increase of $5,501,871, or 53%, from 2005 to 2006 due to higher sales volumes resulting in an increase in purchases of raw materials for manufactured goods, finished goods, and costs related to our manufacturing and warehousing facilities for distribution of our products for both segments to support sales growth.  Segment loss increased $505,489, or 35%, from 2005 to 2006 due to start up costs and expenses related to our new Foam Resin Plant, costs related to maintaining manufacturing and warehousing facilities, SG&A to support sales growth, and costs for third party approvals and credentials, as compared to, an increase of $1,379,934, or 407%, from 2005 to 2006 due to costs related to maintaining manufacturing and warehousing facilities and SG&A to support sales growth.

Coatings sales decreased $1,102,639, or 8%, from 2006 to 2007 due to the sale of our retail distribution channel, the general downturn in the building products market experienced during the latter part of 2007, partially offset by attracting, recruiting, and maintaining a qualified sales force, and national advertising and promotion programs, including attendance at trade shows, as compared to, an increase of $2,856,887, or approximately 43%, from 2005 to 2006, due to attracting, recruiting, and retaining a qualified sales force, and national advertising and promotion programs, including attendance at trade shows. Cost of sales decreased $903,816, or 9%, from 2006 to 2007 due to lower sales volumes resulting in a reduction in purchases of raw materials for manufactured goods, and finished goods, from decreased sales volumes and closure of our Florida manufacturing facility, as compared to, an increase of $2,977,464, or 45%, from 2005 to 2006 due to higher sales volumes resulting in an increase in purchases of raw materials for manufactured goods, finished goods, and costs related to our manufacturing facilities and warehousing facilities for distribution of products to support sales growth. Segment profit was $133,825, from 2006 to 2007 primarily due a reduction in costs and expenses realized from the sale of our retail distribution channel and closure of our Florida manufacturing facility, as compared to, a segment loss of $13,117 from 2005 to 2006 due to high costs and expenses related to our retail distribution channel, partially offset by the manufacturing efficiencies, and increased purchasing power for raw materials for manufactured goods and finished goods.

Index

Outlook for 2008

The Company’s outlook is positive, as we expect sales to continue to grow at record levels in 2008.  Our optimism is based on market share increases in the construction insulation markets which are driven by growing consumer awareness about energy efficient foams and coatings.  Margin increases as a result of vertical integration, sales growth, potential acquisitions, in conjunction with tighter controls on spending will allow LaPolla to achieve profitability in 2008. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, product credentials, approvals and performance, price structures, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand at December 31, 2007 was $339,855 reflecting a decrease of $42,261 when compared to the $382,116 of cash on hand at December 31, 2006. The cash on hand at December 31, 2005 was $400,621.  We are continuing to move towards generating enough cash from our operations to meet our working capital requirements. During the last quarter of 2007 we began, and are currently, relying on short term loans from our Chairman of the Board and majority stockholder for working capital to manage cash flow fluctuations. During 2007, we entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”), as amended, under which ComVest agreed to loan us up to $5,000,000 under a revolving credit note and $2,000,000 under a convertible term note (“Credit Facility”).  Although our operational cash flow is expected to continue to increase sufficient to enable us to meet our budgetary requirements in 2008, we will likely seek to raise additional capital through private placements of debt or common or preferred stock from accredited sophisticated investors, to fund our aggressive strategic growth plans, including acquisitions, and to fund our capital expenditures. We are currently expanding our Foam Resin Plant to meet potential opportunities and budgeted up to $250,000 for capital expenditures overall for 2008.  The Chairman of the Board has committed to providing up to $2,000,000 for working capital during 2008.

Net cash used in our operations was $5,468,143 in 2007 compared to $3,680,208 in 2006. The cash used in operations for 2007 as compared to 2006 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by decreases in trade receivables, inventories, prepaid expenses and other current assets, and accounts payable, and increases in deposits and other non-current assets, accrued expenses and other current liabilities, and other liabilities. Net cash used in our operations was $3,680,208 in 2006 compared to $2,714,952 in 2005. The cash used in operations for 2006 as compared to 2005 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in inventories, prepaid expenses and other current assets, deposits and other non current assets, accounts payable, and decreases in trade receivables, accrued expenses and other current liabilities, and other liabilities. For 2007, 2006 and 2005, the net cash for discontinued operations used in operating activities was $9,152, $330,069, $905,059, respectively.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
ComVest Convertible Term Note	$800,000	$1,000,000	$—	$—	$1,800,000
ComVest Revolving Credit Note	—	5,000,000	—	—	5,000,000
Long-Term Debt Obligations	84,939	102,392	4,863	—	192,194
Estimated Interest Payments on Long-Term Debt and ComVest Obligations	693,796	693,501	638	—	1,387,935
Operating Lease Obligations	510,863	425,471	220,981	—	1,157,315
Total	$2,089,598	$7,221,364	$226,482	$—	$9,537,444

The information provided in the table above relates to credit instruments, vehicle notes, an equipment lease, and facility leases.

Net cash used in investing activities was $1,381,955 in 2007 compared to $654,005 in 2006 and $2,647,595 in 2005. We invested $1,381,955 in new property, plant and equipment during 2007 compared to $654,005 in 2006. During 2007, property, plant and equipment additions included $55,510 for leasehold improvements, $28,099 for office furniture and equipment, $1,360,859 for machinery and equipment relating to our new Foam Resin Plant and expansion of our Coating and distribution facility in Houston, Texas, and reductions included $105,323 for vehicles and $72,476 for plant construction in progress due to capitalizing the operating portion of our Foam Resin Plant. Net cash used in investing activities was $654,005 in 2006 compared to $2,647,595 in 2005. During 2006, property, plant and equipment additions included $107,361 for vehicles, $132,492 for computers and software, $350,732 for machinery and equipment relating to our new Coating Plant and distribution facility in Houston, Texas, expansion of our Tempe, Arizona facility, and $95,836 for plant construction in progress due to initiating our new Polyol Bending Plant plans, and reductions of $1,791 for leasehold improvements and $30,622 for office furniture and equipment. For 2007, 2006 and 2005, the net cash for discontinued operations provided by or used in investing activities was $-0-.

Index

Net cash provided by financing activities was $6,807,837 in 2007 compared to $4,315,708 in 2006.  Net cash was primarily provided by our Credit Facility with ComVest, as supplemented before and after by short term loans from our Chairman of the Board, to finance our operations and capital expenditures. ComVest provided $5,000,000 under a Revolving Credit Note and $2,000,000 under a Convertible Term Note, which we used to payoff our former line of credit with Wachovia Bank, N.A. and a discontinued operation line of credit, both of which were guaranteed by the Chairman of the Board, and repaid $400,000 of the short term loans advanced to us by the Chairman of the Board prior to entering into the ComVest Credit Facility.  Principal repayments began under the Convertible Term Note on September 2007 and $200,000 was repaid at December 31, 2007.  The Chairman of the Board canceled $1,550,000 in short term loans provided to us after entering into the ComVest Credit Facility in exchange for common stock at December 31, 2007. Net cash provided by financing activities was $4,315,708 in 2006 compared to $5,738,703 in 2005. Net cash was provided by a variety of instruments in 2006 and 2005 to finance our operations, including loans from, as well as other financial institution credit facilities guaranteed by, the Chairman of the Board, $7,903,000 of which were eliminated through the sale of our Series D Preferred Stock by the end of 2006 to the Chairman of the Board. We used net cash from financing activities for payments on our line of credit and long term debt in 2007, 2006, and 2005.  For 2006, 2005 and 2004, the net cash for discontinued operations used in financing activities was $326,129, $173,789, and $-0-, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted presently in the United States, and, as such, we are not subject to foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.  However, we do expect an increase in international business in 2008 and will utilize letters of credit to mitigate any risk of collection.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LaPolla have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Information regarding our disclosure controls and procedures evaluation as of December 31, 2007 is provided below.  In addition, we are including information regarding our disclosure controls and procedures evaluation as of December 31, 2006 in response to SEC comments.

Index

Year Ended December 31, 2007

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer conservatively concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  A material weakness existed at December 31, 2007.  A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. During 2007, turnover in a number of senior level finance and accounting positions contributed to significant year end adjustments. To remediate this material weakness, a new and more experienced CFO was hired, applicable accounting and finance processes were evaluated, and appropriate process improvements have been implemented.  No change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management, in conjunction with the Audit Committee of the Company's Board of Directors, did take certain remedial actions as described herein to adequately address and rectify the internal control deficiencies identified above after December 31, 2007. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Year Ended December 31, 2006

The SEC sent the Company a comment letter on October 12, 2007 regarding the Company’s disclosure for Item 9A for the year ended December 31, 2006 and requested that the Company state in clear and unqualified language the conclusions reached by our CEO and CFO on the effectiveness of the Company’s disclosure controls and procedures at December 31, 2006. The Company responded accordingly. The SEC’s comments related solely to the Item 9A disclosures. The corrections made to the December 31, 2006 and 2005 financial statements were made and filed with the SEC on August 20, 2007 and are publicly available. The Company has contacted the SEC and is including the corrected Item 9A disclosures for the year ended December 31, 2006 below. In connection with the aforesaid corrections, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2006, relating to our control environment and deferred income taxes. These material weaknesses were identified and based on our evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, as originally believed.

In addition, management undertook the early adoption of the SEC’s attestation requirements for internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and assessed the effectiveness of those internal controls as of December 31, 2006. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

(i)  During the process of designing and implementing the Company’s internal control integrated framework, management discovered a material weakness in one of its general ledger reconciliation procedures and corrected it. We developed a new reconciliation procedure, tested the procedure, and implemented the procedure, which is working with requisite reasonable assurance and reliability. We retroactively addressed the impact of the aforementioned defective reconciliation procedure and determined that certain corrections were required to make the financial statements from April 1, 2005 through September 30, 2006 accurate and corrected and restated them. Additional procedures were implemented, effective October 1, 2006, to ensure that these conditions have not resulted in material misstatements to the Company’s financial statements as of December 31, 2006 and for the year then ended, and actions have been taken to correct the conditions giving rise to the related internal control deficiencies. Due to management’s detection and correction of the general ledger reconciliation procedure as of October 1, 2006, management believes that the new controls have been operating for a sufficient period of time and are both effectively designed and operating at December 31, 2006. The Company hired a new CFO with extensive SEC reporting experience on June 11, 2007 and engaged a new larger independent registered public accounting firm, Hein, on July 12, 2007. Hein recommended that the Company reevaluate its recognition of the realizability of a portion of the Company’s deferred income tax asset for continuing operations in reports previously filed with the SEC. The Company established a deferred income tax asset in the fourth quarter and for the year ended December 31, 2005, and continued recognizing this asset for the four quarters and year ended December 31, 2006 based on its belief that an appropriate set of circumstances existed after considering a variety of factors that would make a certain portion of its eligible cumulative losses from continuing operations recoverable for income tax purposes, and recorded amounts equal to the amounts it deemed more likely than not would be realized during these periods. The Company’s new CFO, upon further review and based primarily on the extent of cumulative losses in recent years, concluded that the establishment of the deferred income tax asset was not appropriate and management determined to reverse and correct the amounts previously recorded. This determination occurred subsequent to filing the original Form 10-K for the year ended December 31, 2006. This particular determination indicated that the Company had material weaknesses relating to its control environment and deferred income taxes.

Index

(ii)           Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. Although management detected and corrected the material weakness described in paragraph (i) above as of October 1, 2006, the additional material weaknesses identified and described in this paragraph indicate that the Company’s system of internal control did not provide reasonable assurance that the financial records were reliable for preparing financial statements and other data and for maintaining accountability for assets at December 31, 2006. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006: (a) the control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. We had a shortage of experienced support and resources in our accounting department, which resulted in insufficient documentation and communication of applicable accounting pronouncements and interpretations; and (b) we did not maintain sufficient internal controls to ensure that amounts provided for in our financial statements for income tax benefits accurately reflected our deferred income tax asset position for continuing operations as of December 31, 2006. As a result of the material weaknesses described herein, management concluded that we did not maintain adequate internal control over financial reporting as of December 31, 2006, based on the criteria established by COSO. To remediate these material weaknesses, we retained a new Audit Committee Chairperson and Audit Committee Financial Expert on January 16, 2007, hired a new CFO on June 11, 2007 with extensive SEC reporting experience, and engaged an outside consultant familiar with researching, documenting, and communicating applicable accounting pronouncements and interpretations to the CEO, CFO and CGO.  Inasmuch as the material weaknesses described above were not discovered until 2007, no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Management, in conjunction with the Audit Committee of the Company's Board of Directors, did take certain remedial actions as described above to adequately address and rectify the internal control deficiencies identified above after December 31, 2006. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Item 9A(T).  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act, pursuant to the SEC’s rules and regulations. We maintain a system of internal control over financial reporting based on criteria established by COSO. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established by COSO. Based on this evaluation, we conservatively concluded that our internal control over financial reporting was, as of the end of the period covered by this report, not effective.  A material weakness existed at December 31, 2007.  See Item 9A above (Year Ended December 31, 2007) for complete explanation. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting at December 31, 2007. Although we voluntarily provided an attestation report for the year ended December 31, 2006, we are not required to provide nor are we subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide herein only our report in this annual report and we have elected to rely on our own report for the year ended December 31, 2007.

Item 9B.  Other Information

On October 3, 2003, in the Hillsborough County State Court, Division H, Plaintiffs filed a complaint against Urecoats Industries Inc. and certain current and former officers of the Company, individually, alleging common law fraud and rescission in connection with their purchase of common stock in the Company. Plaintiff Hyer purchased $100,000 worth of common stock in June 2003 and Plaintiff Sun Coatings purchased $250,000 worth of common stock in July 2003. Plaintiffs allege that the Company and certain present and former officers failed to disclose the current financial condition of the Company and its former subsidiaries (notwithstanding that the Plaintiffs signed subscription agreements admitting that they were provided all relevant and requested financial information). This matter was settled on April 3, 2008.

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information required by this Item regarding our executive officers, see Item 1 of Part I of this report, “Business.”

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007 (the “Proxy Statement”) is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      1.      Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a)      2.      Financial Statement Schedules:

The following additional information should be read with the consolidated financial statements under Item 15(a)1 of Part IV of this report:

Consolidated Schedule for the Years Ended December 31, 2007, 2006 and 2005:

Schedule Number
Valuation and Qualifying Accounts	15

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

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Paul Smiertka, CFO
Paul Smiertka
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz, Chairman of the Board
Richard J. Kurtz
Chairman of the Board

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jay C. Nadel, Director
Jay C. Nadel
Director

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	April 14, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Index

SCHEDULE II
CONSOLIDATED

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006, and 2005

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2007
Allowance for Doubtful Accounts (1)	$224,306	$199,916	$—	$(245,782)	$178,440
Deferred Tax Assets Valuation Allowance (2)	10,885,429	—	1,257,177	—	12,142,606
Year Ended December 31, 2006
Allowance for Doubtful Accounts (1)	$66,592	$320,155	$—	$(162,441)	$224,306
Deferred Tax Assets Valuation Allowance (2)	10,089,544	—	795,885	—	10,885,429
Year Ended December 31, 2005
Allowance for Doubtful Accounts (1)	$12,821	$53,771	$—	$—	$66,592
Deferred Tax Assets Valuation Allowance (2)	—	—	10,089,544	—	10,089,544

Notes
   (1) Write-offs of uncollectible accounts are included in Deductions column.
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

3.7
Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 2007 as filed with the State of Delaware on June 18, 2007 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2007, filed August 20, 2007).

3.8	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 4.2 to Form 10-Q dated June 30, 2007, filed August 20, 2007).
3.8	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
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

INDEX OF EXHIBITS – continued

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
10.27
Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.28	Convertible Term Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.29	Revolving Credit Note between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.30
Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.31
Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.32
Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.33	Collateral Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.34	Registration Rights Agreement between LaPolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.35
Amendment No. 1 to Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 12, 2007, filed June 14, 2007).

10.36	Amended and Restated Convertible Term Note between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.8 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.37	Amended and Restated Revolving Credit Note between LaPolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.38	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.39	Extension Under Registration Rights Agreement dated June 12, 2007 (incorporated by reference to Exhibit 99.3 to Form 8-K dated June 12, 2007, filed June 14, 2007).
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of April 11, 2008 report.
23.2	Consent of Baum & Company, PA for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of April 14, 2008 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2007 Annual Audit

LaPolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2007 and 2006	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006, and 2005	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

(i)

Index

HEIN & ASSOCIATES LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
LaPolla Industries, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of LaPolla Industries, Inc. as of December 31, 2007 and the related consolidated statements of operations, change in stockholders’ equity and cash flows for the year ended December 31, 2007.  We have also audited the Schedule II listed in the accompanying Item 15(a)2.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaPolla Industries, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule II presents fairly, in all material respects, the information set forth therein in relation to the financial statements taken as a whole.

We were not engaged to examine management’s assertion about the effectiveness of LaPolla Industries, Inc.’s internal control over financial reporting as of December 31, 2007 included in Item 9A(T) of Part II in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007 and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

/s/  Hein & Associates LLP

Houston, Texas
April 11, 2008

Index

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LaPolla Industries, Inc.:

We have audited the accompanying consolidated balance sheet of LaPolla Industries, Inc. as of December 31, 2006, and the related consolidated statements of operations, change in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2 for December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaPolla Industries, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule II presents fairly, in all material respects, the information set forth therein in relation to the financial statements taken as a whole.

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

BAUM & COMPANY, P.A.

/s/  Baum & Company, PA

Coral Springs, Florida
April 14, 2008

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
Assets
Current Assets:
Cash	$339,855	$382,116
Trade Receivables	3,350,154	3,595,431
Inventories	2,698,097	2,882,236
Prepaid Expenses and Other Current Assets	532,233	537,254
Total Current Assets	6,920,339	7,397,037

Property, Plant and Equipment	2,626,068	1,489,639

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets	142,318	165,396
Deposits and Other Non-Current Assets	226,320	149,236
Total Other Assets	2,319,638	2,265,632

Total Assets	$11,866,045	$11,152,308

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$2,422,625	$5,069,478
Accrued Expenses and Other Current Liabilities	1,266,533	1,091,947
Line of Credit	—	1,007,120
Current Portion of Convertible Term Note	589,761	—
Current Portion of Long-Term Debt	84,939	97,589
Current Portion of Liabilities from Discontinued Operations	—	232,479
Total Current Liabilities	4,363,858	7,498,613

Other Liabilities:
Revolving Credit Note	4,879,152	—
Non-Current Portion of Convertible Term Note	775,185	—
Non Current Portion of Long-Term Debt	107,255	202,923
Non Current Portion of Liabilities from Discontinued Operations	848	103,650
Total Other Liabilities	5,762,440	306,573

Total Liabilities	10,126,298	7,805,186

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) for 2007 and 2006, respectively; $62,500 aggregate liquidation preference for 2007 and 2006, respectively.	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding for 2007 and 2006, respectively; $8,176,000 aggregate liquidation preference for 2007 and 2006, respectively.	8,176	8,176
Common Stock, $.01 Par Value; 65,000,000 Shares Authorized; 59,125,700 and 53,574,251 Issued and Outstanding for 2007 and 2006, respectively.	591,257	535,743
Additional Paid-In Capital	73,600,876	70,201,151
Accumulated (Deficit)	(72,515,597)	(67,452,982)
Total Stockholders' Equity	1,739,747	3,347,123

Total Liabilities and Stockholders' Equity	$11,866,045	$11,152,308

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Sales	$31,840,799	$30,314,736	$20,179,263

Cost of Sales	26,967,721	25,496,901	17,017,566

Gross Profit	4,873,078	4,817,835	3,161,697

Operating Expenses:
Selling, General and Administrative	8,448,037	7,108,942	5,719,156
Professional Fees	556,286	221,666	493,149
Depreciation and Amortization	190,410	198,113	103,310
Consulting Fees	173,717	136,049	182,026
Interest Expense	710,370	136,847	78,411
Interest Expense – Related Party	21,841	146,096	237,760
Other (Income) Expense	(164,968)	(3,211)	(22,611)
Total Operating Expenses	9,935,693	7,944,502	6,791,201

Operating (Loss)	$(5,062,615)	$(3,126,667)	$(3,629,504)

Income (Loss) From Discontinued Operations, Net of Income Tax Benefit – Deferred	—	313,972	131,971

Net (Loss)	$(5,062,615)	$(2,812,695)	$(3,497,533)
Plus: Dividends on Preferred Stock	(817,600)	(175,262)	—
Net (Loss) Available to Common Stockholders	$(5,880,215)	(2,987,957)	(3,497,533)

Net Income (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.110)	$(0.056)	$(0.069)
Discontinued Operations	—	0.006	0.003
Net (Loss) Per Share	$(0.110)	$(0.050)	$(0.067)

Weighted Average Shares Outstanding	53,677,675	53,414,914	50,538,175

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock			Common Stock		Additional		Total
	Series	Series	PV		PV	Paid-In	Accumulated	Stockholders'
As of the Year Ended	A	D	$1.00	Shares	$0.01	Capital	(Deficit)	Equity

December 31, 2004	62,500	—	$55,035	32,014,369	$320,144	$53,625,390	$(61,142,754)	$(7,142,185)

Issuance of Common Stock	—	—	—	21,195,882	211,959	7,641,555	—	7,853,513
Issuance of Preferred Stock	—	—	—	—	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	—	327,169	—	327,169
Net (Loss)	—	—	—	—	—	—	(3,497,533)	(3,497,533)
Preferred Stock Accrued Dividends
Dividends and Other Adjustments	—	—	—	—	—	—	—	—
Payment of Preferred Stock
Dividends with Common Stock	—	—	—	—	—	—	—	—

December 31, 2005	62,500	—	$55,035	53,210,251	$532,103	$61,594,114	$(64,640,287)	$(2,459,036)

Issuance of Common Stock	—	—	—	364,000	3,640	230,000	—	233,640
Issuance of Preferred Stock	—	8,103	8,103	—	—	8,094,897	—	8,103,000
Share-Based Compensation Expense	—	—	—	—	—	384,475	—	384,476
Net (Loss)	—	—	—	—	—	—	(2,812,695)	(2,812,695)
Preferred Stock Accrued Dividends
Dividends and Other Adjustments	—	—	—	—	—	(175,262)	—	(175,262)
Payment of Preferred Stock
Dividends with Common Stock	—	73	73	—	—	72,927	—	73,000

December 31, 2006	62,500	8,176	$63,211	53,574,251	$535,743	$70,201,151	$(67,452,982)	$3,347,123

Issuance of Common Stock	—	—	—	3,724,891	37,249	1,562,113	—	1,599,362
Issuance of Preferred Stock	—	—	—	—	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	—	1,159,953	—	1,159,953
Net (Loss)	—	—	—	—	—	—	(5,062,615)	(5,062,615)
Fair Value of Warrants Issued	—	—	—	—	—	555,902	—	555,902
Preferred Stock Accrued Dividends
Dividends and Other Adjustments	—	—	—	(7,999)	(80)	(648,757)	—	(648,837)
Payment of Preferred Stock
Dividends with Common Stock	—	—	—	1,834,556	18,346	770,514	—	788,859
Payment of Preferred Stock
Dividends with Preferred Stock	—	—	—	—	—	—	—	—

December 31, 2007	62,500	8,176	$63,211	59,125,699	$591,258	$73,600,876	$(72,515,597)	$1,739,747

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(5,062,615)	$(3,126,667)	$(3,629,504)
Discontinued Operations	0	313,972	131,971
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization	268,604	95,019	158,532
Provision for Losses on Accounts Receivable	(45,866)	157,715	53,771
Amortization of Discount on Convertible Term and Revolving Credit Notes	263,553	—	—
Share Based Compensation Expense	1,186,595	384,475	327,169
Stock Based Operating Expenses	—	153,640	550,991
Changes in Assets and Liabilities:
Trade Receivables	291,143	456,785	(2,059,564)
Inventories	184,140	(1,488,633)	(814,037)
Prepaid Expenses and Other Current Assets	5,021	(241,697)	(249,004)
Deposits and Other Non Current Assets	(77,083)	(1,128)	(82,573)
Accounts Payable	(2,646,853)	994,532	1,779,945
Accrued Expenses and Other Current Liabilities	174,586	(1,045,833)	1,704,603
Other Liabilities	(216)	(2,319)	317,807
Net Operating Activities of Discontinued Operations	(9,152)	(330,069)	(905,059)
Net Cash (Used in) Operating Activities	(5,468,143)	(3,680,208)	(2,714,952)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,381,955)	(654,005)	(713,847)
Payment for Acquired Company, Net of Cash Acquired	—	—	(1,933,748)
Net Cash (Used in) Investing Activities	$(1,381,955)	$(654,005)	$(2,647,595)

Cash Flows From Financing Activities
Proceeds from the Issuance of Preferred Stock	—	200,000	—
Proceeds from Revolving Credit Note	5,000,000	—	—
Proceeds from Convertible Term Note	2,000,000	—	—
Principal Repayments to Convertible Term Note	(200,000)	—	—
Proceeds from Line of Credit	1,398,000	8,310,120	—
Payments to Line of Credit	(2,405,120)	(7,324,816)	(197,336)
Proceeds from Loans Payable – Related Party	3,386,224	5,479,445	4,302,500
Payments to Loans Payable – Related Party	(1,838,800)	(576,445)	—
Proceeds from Note Payable – Other	—	3,813,336	1,693,211
Payments to Note Payable – Other	—	(5,493,211)	—
Principal Repayments on Long Term Debt	(191,270)	81,068	(59,672)
Payment of Preferred Stock Dividends	(15,068)	—	—
Net Financing Activities of Discontinued Operations	(326,129)	(173,789)	—
Net Cash Provided by Financing Activities	6,807,837	4,315,708	5,738,703

Net Increase (Decrease) In Cash	(42,261)	(18,505)	376,156
Cash at Beginning of Year	382,116	400,621	24,465
Cash at End of Year	$339,855	$382,116	$400,621

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-	$-0-
Cash Payments for Interest	447,317	161,661	78,411

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired via Issuance of Long Term Debt	$34,989	$105,952	$317,807
Conversion of Loans Payable – Related Party to Note Payable – Related Party	—	3,000,000	—
Conversion of Note Payable – Other to Note Payable – Related Party	—	3,000,000	—
Common Stock Issued for Director Fees and Other Compensation	27,521	233,640	350,250
Common Stock Issued upon Cancellation of Indebtedness	1,571,841	—	7,217,375
Common Stock Issued as Payment for Accrued Preferred Stock Dividends	788,859	—	—
Preferred Stock Issued upon Cancellation of Indebtedness	—	7,903,000	—
Preferred Stock Issued as Payment for Accrued Preferred Stock Dividends	—	73,000	—
Warrants Issued in conjunction with Issuance of Convertible Term and Revolving Notes	555,902	—	—

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies.

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

Organization

The Company was incorporated in the state of Delaware on October 20, 1989.  The Company acquired 100% of the capital stock of Infiniti Products, Inc. (f/k/a Infiniti Paint Co., Inc.), a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing primarily acrylic roof coatings and polyurethane foam systems in the Southeastern United States (“Infiniti”). During the latter part of 2004, Infiniti built and began operating an acrylic roof coatings manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of LaPolla Industries, Inc., an Arizona corporation (“LaPolla AZ”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States. On April 1, 2005, Infiniti merged with and into LaPolla AZ whereas the existence of Infiniti ceased. On October 1, 2005, LaPolla AZ merged with and into the Company, under its former name of IFT Corporation, whereas the existence of LaPolla AZ ceased. On November 8, 2005, the Company changed its name to LaPolla Industries, Inc. For discontinued operations, the Company, on November 5, 2004, discontinued the operations of its former RSM Technologies, Inc. subsidiary.  See Note 16 for information on business segments.

Principles of Consolidation and Reclassifications

The accompanying consolidated financial statements include the accounts of the Company and those of its discontinued wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date.  However, these payment terms are extended in select cases and many customers do not pay within stated trade terms.  The Company has trade receivables from a diversified customer base nationally. In addition, the Company has a credit insurance policy in place covering a large percentage of customer account balances. The Company believes no significant concentration of credit risk exists.  The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis.  Provisions to the allowance for doubtful accounts are reviewed monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectibility of all such accounts. No customer represents more than 10% of consolidated sales.

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Inventories

Cost is determined on an actual and/or standard cost basis that approximates the first-in, first-out (FIFO) method using a perpetual inventory system.  Inventories are valued at the lower of cost or market (replacement cost), which does not exceed net realizable value.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. The useful lives for additions and betterments range from three (3) years to fifteen (15) years. Accelerated depreciation methods are generally used for income tax purposes. All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

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

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. The Company’s sales channels include direct sales, distributors, and independent representatives.  Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are offset against the cost in cost of sales. Costs incurred for shipping and handling are classified as cost of sales.  Revenues are recorded net of sales tax.

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment”.  This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting and measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value. Restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the grant date. No compensation expense was recognized for stock-based incentive compensation plans other than for the restricted stock granted under the former Director Compensation Plan and executive employment agreements (when earned and vested) prior to adoption of SFAS 123R.

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

Cost of Sales and Selling, General and Administrative Costs

The Cost of Sales line item includes all the material, overhead, packaging, and freight costs associated with products shipped, including resale finished goods and raw materials, as well as payroll costs associated with manufacturing the finished goods, inbound freight, sales tax expense, product containers, labels, and other miscellaneous items that are indirectly used in the manufacturing, packaging, and shipping (outbound freight) of finished goods, including inspection, internal transfer and any other costs related to our distribution network, as well as depreciation of machinery, warehousing costs, and an allocated portion of overhead.  The Selling, General and Administrative line item includes selling, advertising, marketing, customer service, and technical support, as well as the costs of providing corporate functional support for all other areas of our business.

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $92,784, $144,929, and $190,342 in 2007, 2006 and 2005, respectively.

Product Warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2007, the reserve for product warranties was $ 9,109. There were no charges against income for product warranties in 2007, 2006 or 2005. Cash outlays related to product warranties were $ -0- in 2007, 2006 and 2005, respectively.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other Non-Current Assets” in the Company’s consolidated balance sheets. These costs are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest Expense” in the consolidated statements of income.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 also prescribes a comprehensive model for the financial statement recognition, derecognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 12.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement as it relates to its financial assets and financial liabilities will have a material impact on its consolidated financial statements, and is currently evaluating the potential impact, if any, as it relates to its nonfinancial assets and nonfinancial liabilities.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Recently Issued Accounting Standards - continued

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS No. 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These two standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141R changes a number of the existing business combination accounting practices. These include, among others, requirements to recognize contingent consideration and most preacquisition loss and gain contingencies at their acquisition-date fair values, to capitalize in-process research and development assets acquired, to expense as incurred acquisition-related transaction costs and to recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The statement also places new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141R is required to be adopted concurrently with SFAS No. 160 and will be effective for business combination transactions occurring in fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2008. The impact of adopting SFAS No. 141R on the Company’s consolidated financial statements will depend on the economic terms of any future business acquisitions and changes in estimated unrecognized tax benefit liabilities for pre-existing acquisitions. Under existing accounting principles, the equity interests not held by the controlling shareholders are referred to as minority interests. SFAS No. 160 changes this terminology to noncontrolling interests and requires that such interests be displayed in the consolidated statement of financial position as a separate component of stockholders’ equity. The statement also prohibits the recognition of gains or losses on sales of noncontrolling interests except when the sale results in deconsolidation of the subsidiary. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2008. The statement is to be applied prospectively as of the beginning of the year of adoption, except for presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

Note 2.  Liquidity.

The Company has an accumulated deficit of $72,515,597, had a net loss of $5,062,615, and used $5,468,143 of cash in operating activities.  As a result, there are concerns about the liquidity of the Company at December 31, 2007. The Company has a working capital surplus of 2,556,481 and its Foam Resin Plant established in 2007 is fully operational at December 31, 2007. In-house manufactured foam product formulations have undergone extensive third party testing and the Company has obtained numerous credentials and approvals which is enabling access to previously unavailable markets and distribution channels, which is expected to result in gross margin increases. The Chairman of the Board continues to provide capital on an as required basis to handle cash flow fluctuations and meet working capital requirements to support the Company’s record sales growth and has committed to providing up to $2,000,000 for such purpose for fiscal 2008. Implementation of the Company’s business plan may require additional financing. Although the Company must ultimately achieve profitable operations, based on the foregoing factors, the Company believes that cash on hand, cash supplied from the Chairman of the Board, and cash to be generated from operations will be sufficient to fund operations through fiscal 2008.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2007	2006
Trade Receivables	$3,528,594	$3,819,737
Less: Allowance for Doubtful Accounts	(178,440)	(224,306)
Trade Receivables, Net	$3,350,154	$3,595,431

Note 4.  Inventories.

The following is a summary of inventories for the years ending December 31:

	2007	2006
Raw Materials	$880,616	$866,859
Finished Goods	1,817,481	2,015,377
Total	$2,698,097	$2,882,236

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5.   Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For 2007, 2006 and 2005, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 28%, 56%, and 62% of purchases, respectively.

Note 6.   Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2007	2006	Estimated Useful Life
Vehicles	$381,714	$487,037	5 Years
Leasehold Improvements	67,910	12,400	13 – 15 Years
Office Furniture and Equipment	161,733	133,634	3 – 7 Years
Computers and Software	560,777	445,491	3 – 5 Years
Machinery and Equipment	2,079,069	718,210	3 – 20 Years
Plant Construction in Progress	140,116	212,592
Total Property, Plant and Equipment	$3,391,319	$2,009,364
Less: Accumulated Depreciation	(765,251)	(519,725)
Total Property, Plant and Equipment, Net	$2,626,068	$1,489,639

Depreciation expense for the years ended 2007, 2006 and 2005 was $245,526, $175,036, and $138,210, respectively.

Note 7.  Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill

	2007	2006
Foam	$648,380	$648,380
Coatings	1,302,620	1,302,620
	$1,951,000	$1,951,000

The Company consolidated its business segment structure at December 31, 2007 from seven reportable units, consisting of coatings, foam, paints, sealants, adhesives, equipment, and all other, to two, consisting of foam and coatings, to be more in line with the Company’s core foam and coatings businesses. The carrying values of the goodwill previously attributed to the former business segments were aggregated and reassigned to the foam and coatings segments.  See Note 18 - Business Segments for further information.

The following is a summary of Other Intangible Assets for the years ending December 31:

Other Intangible Assets

	2007			2006
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Customer List	$69,235	$(39,234)	5 Years	$69,235	$(25,387)	5 Years
Product Formulation	138,471	(26,154)	15 Years	138,471	(16,923)	15 Years
	$207,706	$(65,388)		$207,706	$(42,310)

Based on the other intangible assets in service as of December 31, 2007, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2008	2009	2010	2011	Thereafter
Customer List	$13,847	$13,847	$2,307	$—	$—
Product Formulation	$9,231	$9,231	$9,231	$9,231	$75,393

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 8.   Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities for the years ending December 31:

	2007	2006
Accrued Payroll	$32,159	$31,310
Accrued Commissions	20,782	31,236
Accrued Inventory	228,357	378,745
Accrued Non-Inventory Purchases	314,293	—
Accrued Rent	82,426	66,949
Accrued Interest	—	6,667
Accrued Taxes and Other	236,623	290,205
Accrued Insurance	171,222	254,390
Accrued Warranty Reserve	9,109	9,109
Accrued Dividends Payable	11,542	—
Accrued Rebates Payable	30,980	—
Note Payable – Vendor	—	13,336
Reserve for Litigation	129,040	10,000
Total Accrued Expenses and Other Current Liabilities	$1,266,533	$1,091,947

Note 9.   Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements.

(A)  Revolving Credit and Term Loan Agreement - The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 (“Loan Agreement”) under which ComVest agreed to loan up to $3,500,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue three warrants (“Original Warrants”) to ComVest and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”). The Company received $2,500,000 at closing, of which $373,181 was allocated to the Revolving Credit Note, $1,492,726 was allocated to the Convertible Term Note, and $634,093 was allocated to the Warrants. On June 12, 2007, the Company and ComVest amended the Loan Agreement (“Amendment No. 1”) and ComVest agreed to loan up to an additional $1,500,000 under the Revolving Credit Note, which makes up to $5,000,000 available under that note, and the Company agreed to, in addition to certain technical changes under the Revolving Credit Note and Convertible Term Note (the “Notes”) and Original Warrants, reprice certain of the Original Warrants and issue a new warrant (“New Warrant”) to ComVest (the Original Warrants and New Warrant are collectively referred to as “Warrants”). The Company did not receive any additional cash upon execution of Amendment No. 1, however, based on repricing certain of the Original Warrants and issuance of a New Warrant in connection therewith, the Company revalued the Original Warrants and established a value for the New Warrant and reallocated the new aggregate amount, of which $336,109 was allocated to the Revolving Credit Note, $1,344,435 was allocated to the Convertible Term Note, and $819,455 was allocated to the Warrants. On December 27, 2007, the Company entered into a common stock transaction unrelated to ComVest that triggered the anti-dilution provisions in the Notes and Warrants, which caused a repricing of the Warrants (“Anti-Dilution Transaction”). The Company revalued the Warrants on the date of the Anti-Dilution Transaction and reallocated the new aggregate amount, of which $379,152 was allocated to the Revolving Credit Note, $1,364,946 was allocated to the Convertible Term Note, and $555,902 was allocated to the Warrants. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes.  See (D) below.  See also Note 10 - Related Party Transactions.

(B)  Revolving Credit Note - The Revolving Credit Note, as amended, bears interest equal to greater of Prime Rate plus (a) 1%, or 9.5%, for the original $3,500,000, and (b) 1.5%, or 9.5%, for the additional $1,500,000; and is good until February 28, 2009. The balance outstanding was $5,000,000 and unamortized discount was $120,848 on the Amended Revolving Credit Note at December 31, 2007. See (A) above.

(C)  Convertible Term Note - The Convertible Term Note, as amended, bears interest at the rate of 10% per annum, principle payments of $66,667 commenced on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla upon satisfying certain conditions into common stock originally at the rate of $.80 (“Conversion Rate”) per share (“Conversion Shares”). The Conversion Rate was adjusted on December 27, 2007 to $.77 per share.  The Company retired its line of credit with Wachovia Bank, N.A. at the closing. The fees charged to the Company relating to the ComVest transaction are being amortized over the term of the Convertible Term Note. The balance outstanding was $1,800,000 and unamortized discount was $435,054 on the Convertible Term Note at December 31, 2007. See (A) above.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 9.   Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements - continued.

(D)  Warrants - The Original Warrants are for the purchase of three tranches of 500,000 shares of common stock, immediately exercisable at exercise prices of $.68, $.77 and $.93 per share, respectively, and expire February 29, 2012 (“Warrant Shares”). The allocable fair value of the Original Warrants of $634,093 at the time of issuance, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. In connection with Amendment No. 1, the Company adjusted the exercise price of the Original Warrants to $.63 for 750,000 shares and $.77 for 750,000 shares (“Repriced Original Warrants”). The incremental change in allocable fair value of the Repriced Original Warrants of $674,793, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The New Warrant is for the purchase of 250,000 shares of common stock, immediately exercisable at an exercise price of $.55 per share, and expires February 29, 2012. The allocable fair value of the New Warrant of $144,662 at the time of issuance, which was determined using a lattice-based option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. In connection with the Anti-Dilution Transaction, the Repriced Original Warrants were repriced to $.61 per share for 750,000 shares and $.74 per share for 750,000 shares and the New Warrant was repriced to $.54 per share for 250,000 shares. The fair values of the Warrants were recalculated as of the date of the Anti-Dilution Transaction using a lattice-based option-pricing model, which resulted in an aggregate allocable fair value of $555,902. The discount on the Notes is being amortized to interest expense using the effective interest method over the term of the Notes.  See (A), (B), and (C) above.

(E)  Collateral Agreement – The Company entered into a Collateral Agreement on February 21, 2007 under which the Company granted a security interest to ComVest under the Loan Agreement for substantially all of its assets.

(F)  Registration Rights – The Company entered into a Registration Rights Agreement on February 21, 2007 which requires the Company to file with the SEC not later than 90 days after the date of this agreement (“Original Filing Period”), a shelf registration (“Registration Statement”) to cover the resale of the Conversion Shares, Warrant Shares, and additional shares of common stock issuable pursuant to the anti-dilution provisions of the Convertible Term Note and Warrants (“Registrable Shares”). The Company filed the required Registration Statement with the SEC on June 20, 2007, which was declared effective on June 29, 2007 by the SEC. If the Registration Statement ceases to be available for use by the Holders as selling stockholders (A) where such unavailability continues for a period in excess of 5 days beyond certain allowed time periods for circumstances such as when a distribution would require the public disclosure of material non-public information concerning any transaction or negotiations involving the Company or any of its affiliates, the Company proposes to file a Registration Statement for the offering and sale of securities for its own account in an underwritten offering, and after the filing of the Company’s annual report on Form 10-K or other event that requires the filing of a post-effective amendment to any Registration Statement, or (B) for any other reason such as a stop order, a material misstatement or omission in such Registration Statement or the information contained in such Registration Statement having become outdated and continues to be unavailable for a period in excess of 30 days, then the Company is required to pay to the Holders, ratably in proportion to the number of Registrable Shares held by each respective Holder, a cash fee equal to the product of $1,000 multiplied by the number of calendar days during which any of the events described above occurs and is continuing up to a maximum of $500,000. The approximate term of the registration payment arrangement is the period of time from the effective date of such Registration Statement until such date as is the earlier of the date on which all of the Registrable Shares covered by the Registration Statement are sold to the public, or the date on which the Conversion Shares and the Warrant Shares issued or issuable upon cashless exercise of the Warrants may be immediately sold without restriction by each Holder thereof without registration. The Company determined that no liability is recognizable at December 31, 2007 for registration payment arrangements based on the fact that the Registration Statement was effective at December 31, 2007.

Note 10.   Long-Term Debt.

The following is a summary of long-term debt for the years ending December 31:

	2007	2006
Various notes payable on vehicles and equipment, due in monthly installments of $10,887 including interest, maturing through 2012.	$192,194	$300,512
Less: Current Maturities	(84,939)	(97,589)
Total Long-Term Debt	$107,255	$202,923
Debt Maturity Schedule:
Years Ending December 31
2008	$84,939
2009	83,079
2010	13,093
2011	6,220
2012	4,863
Total	$192,194

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 11.  Related Party Transactions.

(a)   The Company issued common stock to officers and directors as follows:

	2007		2006
	Shares	Value	Shares	Value
Board of Director Fees	69,447	$27,521	364,000	$233,640
Cancellation of Loans Payable - Related Party	3,604,651	1,550,000	—	—
Cancellation of Accrued Interest	50,793	21,841	—	—
Cancellation of Accrued Series D Preferred Stock Dividends	1,834,556	788,859	—	—
Totals	5,559,447	$2,388,221	364,000	$233,640

  (b)   The Company issued preferred stock to directors as follows:

	2007		2006
	Shares	Value	Shares	Value
Cancellation of Indebtedness	—	$—	7,903	$7,903,000
Cancellation of Accrued Series D Preferred Stock Dividends	—	—	73	73,000
Private Placement	—	—	200	200,000
Totals	—	$—	8,176	$8,176,000

(c)   On January 11, 2007, the Company vested and delivered 12,000 shares of restricted common stock automatically granted to a former non-employee director pursuant to the former Director Compensation Plan upon his election at the annual meeting of stockholders held on July 12, 2006 due to his untimely death. These shares were not considered issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these shares upon vesting was $6,840.

(d)   On May 22, 2007, an aggregate of 57,447 shares of restricted common stock automatically granted to non-employee directors pursuant to the former Director Compensation Plan upon election at the annual meeting of stockholders held on July 12, 2006 vested.  These shares were not considered issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these shares upon vesting was $21,600.

(e)   On December 27, 2007, the Company sold to its Chairman of the Board and principal stockholder, an aggregate of 5,490,001 shares of restricted common stock, par value $.01, at a price of $.43 per share (the then closing price on the NASDAQ over-the-counter bulletin board) in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, in exchange for cancellation of an aggregate of approximately $2,360,700 of indebtedness.  The indebtedness was in the form of short term demand loans bearing interest at 8% per annum advanced during the latter part of 2007 for cash flow fluctuations and working capital purposes, accrued interest on the short term demand loans, and accrued Series D Preferred Stock dividends owed by the Company to the Chairman.  See also (a) above.

Note 12.   Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

	2007	2006
Deferred Tax Assets:
Net Operating Loss Carry-Forward	$36,000,000	$32,000,000
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	12,240,000	10,880,000
Valuation Allowance for Deferred Tax Assets	(12,240,000)	(10,880,000)
Net Deferred Taxes	$—	$—

At December 31, 2007, the Company had available, net current operations operating loss carry-forwards of approximately $36,000,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based upon the Company's future income. The loss carry-forwards, if not used, will expire as follows: $2,470,052 in 2017, $1,863,850 in 2018, $2,381,026 in 2019, $2,041,022 in 2020, $3,910,425 in 2021, $6,407,080 in 2022, $4,716,476 in 2023, $2,645,743 in 2024, $3,629,504 in 2025, $3,126,667 in 2026, and $5,062,615.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 13.   Commitments and Contingencies.

Leases

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Sales, Marketing, Customer Service, Manufacturing, and Distribution	09-01-2005 to 12-31-2010
Tempe, Arizona	Customer Service and Distribution	11-01-2006 to 02-28-2010
Deerfield Beach, Florida	Vacated Premises	01-01-2002 to 03-31-2009

The Houston, Texas and Tempe, Arizona leases include a lease concession which amount is included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease term.  The Company vacated the Deerfield Beach, Florida premises in September 2007 due to a dispute.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

Year	Amount
2008	$510,863
2009	425,471
2010	220,981
Total Minimum Lease Payments	$1,157,315

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $523,893, $430,723, and $286,308, respectively.

Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Note 14.   Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2007		2006		2005
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
Operating (Loss)	$(5,062,615)	$(0.094)	$(3,126,667)	$(0.059)	$(3,629,504)	$(0.072)
Income (Loss) from Discontinued Operations	—	—	313,972	0.006	131,971	0.003
Net (Loss)	$(5,062,615)	$(0.094)	$(2,812,695)	$(0.053)	$(3,497,533)	$(0.069)
Plus: Dividends on Preferred Stock	(817,600)	(0.015)	(175,262)	(0.003)	—	—
Net (Loss) Available to Common Stockholders	$(5,880,215)	$(0.110)	$(2,987,957)	$(0.056)	$(3,497,533)	$(0.069)
Weighted Average Common Shares Outstanding	53,677,675		53,414,914		50,538,175

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive.  The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 4,087,662 shares of common stock issuable upon conversion of the Convertible Term Note and exercise of Warrants, of which 2,337,662 shares for the Convertible Term Note and 1,750,000 shares for the Warrant, at December 31, 2007; and (ii) -0-, 69,447, and 364,000 shares of nonvested restricted common stock pursuant to the Director Plan, (iii) 444,500, 76,180, and 69,000 vested and exercisable stock options, and (iv) conversion of securities (Series A Preferred Stock) convertible into 2,250 shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 15.   Securities Transactions.

(a)   During 2007, the Company vested and delivered an aggregate of 69,447 shares of restricted common stock to non-employee directors pursuant to the former Director Plan, which transactions were valued and recorded in the aggregate at $28,440.  See also Note 10 - Related Party Transactions, Items (c) and (d).

(b)   During 2007, the Company issued 5,490,001 shares of restricted common stock to a director in exchange for $2,360,700 of indebtedness, or $.43 per share.  See also Note 11 - Related Party Transactions, Item (e).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.     Share–Based Payment Arrangements.

The Company adopted reporting under SFAS 123R, effective July 1, 2005. The Company elected to use the modified prospective method, which requires compensation expense for all awards granted from the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption, to be recorded. After assessing alternative valuation models and amortization assumptions, the Company decided to use a lattice-based option valuation model to calculate compensation expense over the requisite service period of a grant(s). At December 31, 2007, the Company had one share-based compensation plan, the Equity Incentive Plan (“Equity Plan”), in effect, and certain warrants issued during 2007 outstanding.  The Company’s Director Compensation Plan (“Director Plan”) and certain stock option plans (“Predecessor Plans”), all of which are described below, either expired according to their terms or were transitioned with and into the Equity Plan. Compensation cost charged against income for all compensation and incentive plans for 2007, 2006 and 2005 was $1,186,595, $618,115, and $673,793, respectively.

Equity Incentive Plan

The Company’s Equity Plan, as amended, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 6,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides, among other things, financial performance measures upon which specific performance goals applicable to certain awards would be based and limits on the numbers of shares or compensation that could be made subject to certain awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Share options and shares may provide for accelerated vesting if there is a change in control.  The fair value of each stock option is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Expected Volatility	236.25% - 269.54%	152.95% - 277.54%
Weighted-Average Volatility	252.68%	203.32%
Expected Dividends	—	—
Expected Term (in years)	4.7 - 7	6-May
Risk Free Rate	4.05% - 4.64%	3.97% - 4.21%

As of December 31, 2007, total compensation cost related to non-vested stock options was $1,495,587, which is expected to be recognized over the 48.49 month period after December 31, 2007 (27.88 months on a weighted-average basis).

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2007		2006		2005
Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	2,706,180	$0.67	2,519,868	$0.78	115,321	$3.16
Granted	3,060,000	0.54	300,000	0.65	2,954,680	0.67
Exercised	—	—	—	—	—	—
Canceled, Expired or Forfeited	(3,180)	0.95	(113,688)	3.18	(550,133)	0.69
Outstanding-End of Year	5,763,000	0.60	2,706,180	0.67	2,519,868	0.78
Exercisable-End of Year	445,500	$0.50	76,180	$0.68	119,868	$2.98

The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 was $.54, $.65 and $.56, respectively.  There were 237,000 options available for grant at December 31, 2007.  See Equity Plan, Warrants, and Predecessor Plans Summary below for range of exercise prices.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.   Share–Based Payment Arrangements - continued.

Warrants

The Company issued an aggregate of 1,750,000 Warrants during 2007 in connection with a Loan Agreement. The Warrants were granted at a premium to the market price of the Company’s stock at the date of grant. The fair value of each Warrant when initially estimated was on the date of grant.  The Warrants underwent pricing adjustments during the 2007 year and the fair value was re-estimated on the date of the repricing.  The fair value was calculated using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of Warrants granted is derived from the output of the valuation model and represents the periods of time that Warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the Warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

2007
Expected Volatility	233.77% – 263.99%
Weighted-Average Volatility	249.49%
Expected Dividends	—
Expected Term (in years)	3.75 – 4.4
Risk Free Rate	3.38% – 5.01%

See Note 8 – Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements for more detailed information on the Warrants.

Warrant activity as of the year ended December 31, is summarized below:

	2007
Options	Number of Warrants	Weighted Average Exercise Price
Outstanding-Beginning of Year	—	$—
Granted	1,750,000	0.66
Exercised	—	—
Canceled, Expired or Forfeited	—	—
Outstanding-End of Year	1,750,000	0.66
Exercisable-End of Year	1,750,000	$0.66

Predecessor Stock Option Plans

The Company maintained a variety of Predecessor Plans prior to 2005. The Key Employee Stock Option Plan (“Key Employee Plan”) was superseded by and integrated into the Equity Plan. The applicable 2005 data for the Key Employee Plan from the date of adoption of SFAS 123R is included in the Equity Incentive Plan section above. Prior to 2005, the Key Employee Plan, originally established as the 2000 Stock Purchase and Option Plan and approved by the shareholders of the Company on June 20, 2000, was integrated with and into the 2002 Stock Option Plan (which was approved by the shareholders on May 28, 2002), for administrative convenience. The Company granted restricted stock options (Non Plan) from time to time for special circumstances prior to 2005. The Company did not grant any Non Plan options in 2007, 2006 or 2005. The outstanding 50,000 Non Plan options outstanding expired on March 19, 2007. No fair value existed or was recorded for any Non Plan options. Prior to the adoption of SFAS 123R, compensation expense was never recognized by the Company for any stock options.

Stock option activity under the Company’s Predecessor Plans as of the years ended December 31, is summarized below:

	2007		2006		2005
Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	70,000	$3.36	70,000	$3.36	372,274	$2.63
Granted	—	—	—	—	150,000	0.27
Exercised	—	—	—	—	(200,000)	0.38
Canceled, Expired or Forfeited	(70,000)	3.36	—	3.36	(136,953)	2.69
Outstanding-End of Year	—	—	70,000	3.36	185,321	3.23
Exercisable-End of Year	—	$—	70,000	$3.36	122,821	$4.22

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.  Share–Based Payment Arrangements - continued.

Equity Plan, Warrants, and Predecessor Plans Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/07	Weighted Average Exercise Price	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$.36 - $.59	1,000,000	4.71	$0.41	465,444	$0.46	—	—	$—	—	$—
$.60 - $.64	3,060,000	4.37	$0.60	750,000	$0.61	—	—	$—	—	$—
$.65 - $.80	3,453,000	3.23	$0.68	958,000	$0.72	2,703,000	3.01	$0.67	73,000	$0.67
$.81 - $.95	—	—	$—	—	$—	3,180	0.2	$0.95	3,180	$0.95

The following table summarizes the weighted average remaining contractual life and aggregate intrinsic value of stock options outstanding as of December 31, 2007.  There were no in-the-money warrants at December 31, 2007.

	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Options
Options Outstanding	4.85	$112,500
Options Vested	4.85	32,317
Options Exercisable	4.85	$32,317

Amounts shown in the preceding table are for in-the-money stock options at December 31, 2007.  Options Outstanding represent 750,000 options with a weighted average exercise price of $.36. Options Vested and Options Exercisable each represent 215,444 options with weighted average exercise price of $.36. Aggregate intrinsic values in the preceding table represent the total pre-tax value of stock option awards based on the Company’s closing year-end stock price of $.51.

Former Director Compensation Plan

The Company’s former shareholder-approved Director Compensation Plan (“Director Plan”) permitted the grant of up to 1,600,000 shares of restricted common stock (“Restricted Shares”) to non-employee directors only. Each eligible director who was then serving as a member of the Board was automatically granted an award equal to: 48,000 for the Chairman of the Board and 12,000 for other directors, upon initial election to the Board for a one year term (or a lesser amount prorated if for a shorter period). In addition to the automatic grants, a one-time grant of 1,168,000 shares of restricted stock was approved for the Chairman of the Board. This grant vested at the end of each year at the rate of 25% per year after the date of grant on May 28, 2002. The Company did not consider the Restricted Shares issued under the Director Plan as outstanding at the time of grant due to vesting restrictions. The Restricted Shares when granted were issued with a second restriction and held in the custody of the Company until such time that they were earned and vested. At December 31, 2007, there were -0- Restricted Shares outstanding. The former Director Plan automatically terminated, and the last grants (69,447 shares) made, on July 12, 2006, the date of the 2006 annual meeting of stockholders, were earned and vested at the May 22, 2007 annual meeting of stockholders. Prior to adoption of SFAS 123R, compensation expense was recognized under the Director Plan only on the date when the shares were earned and vested. After the adoption of SFAS 123R, the fair value of each restricted stock award was estimated on the date of grant using a lattice-based valuation model using the following assumptions: (a) expected and weighted-average volatility of 398.77%, (b) expected term 0f .8 years, and (c) risk free rate of 5.108%. Expected volatilities were based on the historical volatility of the Company’s common stock. The Company used historical data to estimate award vesting and director termination within the valuation model and the straight-line method for attribution of compensation expense. The expected term of awards was derived from the output of the valuation model and represent the period of time that awards granted were expected to be outstanding. The risk-free rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 16.   Share–Based Payment Arrangements - continued.

Former Director Compensation Plan - continued

A summary of awards activity under the former Director Plan, and changes during the year then ended or from the date of adoption of SFAS 123R to its termination, as applicable, are presented below:

	2007		2006		2005
Awards	Shares	Aggregate Intrinsic Value	Shares	Aggregate Intrinsic Value	Shares	Aggregate Intrinsic Value
Outstanding-Beginning of Year	69,447	$44,002	364,000	$74,460	652,767	$—
Granted	—	—	69,447	44,002	72,000	—
Vested	(69,447)	44,002	(364,000)	233,640	(360,767)	—
Canceled, Expired or Forfeited	—	—	—	—	—	—
Outstanding-End of Year	—	$—	69,447	$44,002	364,000	$74,460

The compensation cost charged against income for the Director Plan was $27,521, $258,427, and $428,642 for 2007, 2006 and 2005, respectively.

Note 17.   Preferred Stock.

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

Series D Preferred Stock

The Board of Directors designated a new series of preferred stock, Series D Preferred Stock, effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred Stock of $1,000, which includes the par value of $1.00 per share. Holders of the outstanding Series D Preferred Stock have no voting rights with respect to the Series D Preferred Stock, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred Stock. Such dividend is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on December 31, 2006 (each of such dates being a "dividend payment date"). Such dividend (a) shall accrue and may be accumulated or paid in the discretion of the Board of Directors, on each Series D Preferred Stock from the date of issuance of such Series D Preferred Stock (with appropriate pro-ration for any partial dividend period); (b) shall accrue from day-to-day, whether or not earned or declared; and (c) dividends may be paid, subject to the terms hereof, in cash when and as declared by the Board of Directors of the Company out of funds legally available therefor. At December 31, 2007, an aggregate of 8,176 shares were outstanding with an aggregate consideration of $8,176,000. There were $817,600 dividends accrued and $806,058 paid at December 31, 2007 and $175,262 in dividends accrued and paid at December 31, 2006.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 18.   Business Segment Information.

The Company is a national manufacturer and distributor with two segments: Foam and Coatings. The Company consolidated and restructured its segments at December 31, 2007 to ensure conformity with the structure of its internal operations which caused the composition of its prior segments (previously based on seven segments) to change.  Prior years have been restated to reflect the change. The Company’s segments are organized based on manufacturing competencies. The Foam segment primarily supplies both roofing and building envelope insulation applications. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Insulation is used in commercial and industrial, as well as residential, applications. Additionally, this segment also supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications, sundry items, and application equipment. The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, sundry items, and application equipment.

The Company manufactures Foam and Coatings. The Company centralized its manufacturing operations during 2007 to Houston, Texas.  Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments
2007	Foam	Coatings	Totals
Sales	$20,753,052	$11,087,747	$31,840,799
Depreciation and Amortization	117,899	62,990	180,889
Interest Expense	357,928	191,230	549,158
Segment Profit (Loss)	(1,956,928)	133,825	(1,823,104)
Segment Assets (1)	6,715,805	4,544,268	11,260,074
Expenditures for Segment Assets	$1,041,848	$340,107	$1,381,955

2006	Foam	Coatings	Totals
Sales	$18,214,350	$12,100,386	$30,314,736
Depreciation and Amortization	119,035	79,078	198,113
Interest Expense	152,448	101,276	253,724
Segment Profit (Loss)	(1,451,440)	(13,117)	(1,464,557)
Segment Assets (1)	6,148,373	4,084,565	10,232,938
Expenditures for Segment Assets	$287,041	$501,736	$788,776

2005	Foam	Coatings	Totals
Sales	$11,524,175	$8,655,088	$20,179,263
Depreciation and Amortization	17,380	85,930	103,310
Interest Expense	153,405	115,213	268,618
Segment Profit (Loss)	(1,732,226)	(79,699)	(1,811,925)
Segment Assets (1)	4,210,612	3,995,297	8,205,909
Expenditures for Segment Assets	$268,524	$354,211	$622,735

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals for the years indicated:

Segments
Profit or Loss	2007	2006	2005
Total Profit or Loss for Reportable Segments	$(1,823,104)	$(1,464,557)	$(1,811,925)
Unallocated Amounts:
Corporate Expenses	(3,239,512)	(1,662,110)	(1,817,579)
Income (Loss) Before Income Taxes	$(5,062,615)	$(3,126,667)	$(3,629,504)

Assets	2007	2006	2005
Total Assets for Reportable Segments (1)	$11,260,074	$10,232,938	$8,205,905
Other Unallocated Amounts (2)	605,972	919,370	1,288,959
Consolidated Total	$11,866,045	$11,152,308	$9,494,864

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents and assets from discontinued operations, where applicable.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 19.  Selected Quarterly Financial Data (Unaudited).

	2007 Quarters Ended,
	31-Mar	30-Jun	30-Sep	31-Dec
Sales	$7,269,322	$9,519,871	$8,369,502	$6,682,102
Gross Profit	1,182,448	1,793,395	1,722,761	174,474
Operating (Loss)	(1,009,633)	(620,915)	(777,461)	(2,654,607)
(Loss) from Discontinued Operations, Net of Income Tax Benefit	—	—	—	—
Net (Loss)	$(1,009,633)	$(620,915)	$(777,461)	$(2,654,607)
Plus: Dividends on Preferred Stock	$(201,710)	$(203,840)	$(205,970)	$(206,080)
Net (Loss) Available to Common Stockholders	$(1,211,343)	$(824,755)	$(983,431)	$(2,860,687)
Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.023)	$(0.015)	$(0.018)	$(0.053)
Discontinued Operations	—	—	—	—

	2006 Quarters Ended,
	31-Mar	30-Jun	30-Sep	31-Dec
Sales	$5,999,935	$7,561,627	$9,037,490	$7,715,684
Gross Profit	836,748	1,294,043	1,509,139	1,177,905
Operating (Loss)	(514,970)	(371,017)	(920,471)	(1,320,209)
Income (Loss) from Discontinued Operations, Net of Income Tax Benefit	295,069	29,000	(5,000)	(5,097)
Net (Loss)	$(219,901)	$(342,017)	$(925,471)	$(1,325,306)
Plus: Dividends on Preferred Stock	$—	$—	$—	$(175,262)
Net (Loss) Available to Common Stockholders	$(219,901)	$(342,017)	$(925,471)	$(1,500,568)
Net (Loss) Per Share-Basic and Diluted:
Continuing Operations	$(0.010)	$(0.007)	$(0.017)	$(0.025)
Discontinued Operations	0.006	0.001	—	—