Form 10-K/A
period 2007-12-31
LAPOLLA INDUSTRIES INC
filed 2008-04-30
CIK 875296

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007

(i)

Index

ITEMS AMENDED HEREBY

As used in this amended report, “LaPolla” and the “Company” or “Us” or “We” refer to LaPolla Industries, Inc., unless the context otherwise requires.  We are furnishing information for Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14, of Form 10-K previously omitted pursuant to Rule 12b-23 of the Securities Exchange Act of 1934, as amended. Our Annual Meeting of Stockholders originally scheduled to be held on May 27, 2008 has been rescheduled to be held on July 30, 2008.

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2007:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	5,763,000	$.60	237,000
Equity Compensation Plans Not
Approved by Security Holders (2)	4,087,662	$.72	0
Total	9,850,662	$.65	237,000

Notes:
(1)
Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 16 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(1)
Represents warrants and conversion shares issued by the Company in connection with certain financing agreements with ComVest.  Refer to Footnote (3) in the Stockholders Holding 5% or More for detailed information.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change inhi the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2002 and ending December 31, 2007. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below are descriptions of the backgrounds of each incumbent nominee, their ages, and their principal occupations for at least the past five years and their public-company directorships as of the record date. There are no familial relationships among any of our directors or among any of our directors and executive officers.

Richard J. Kurtz	67	Director since November 23, 1998

Chairman of the Board

Mr. Kurtz has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 31 years. The Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates eighty one (81) investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz resides in Alpine, New Jersey and is currently vice president and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center.

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	79	Director since February 21, 2000

Lt. Gen. Gregg has more than fifty seven years of distinguished military and business experience. His record of performance repeatedly demonstrates the ability to lead organizations to success. As a result of his extensive military and executive experience, he has considerable contacts and respect within federal government agencies and private industry. Lt. Gen. Gregg has retired from active management but continues an active schedule as a member of several corporate and nonprofit boards. He chairs four of these boards. His education includes Harvard University, John F. Kennedy School of Government Concentrated Executive Program in National Security; Saint Benedict College Atchison, Kansas, Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania, One-year graduate level college; Command and General Staff College, Fort Leavenworth, Kansas, One-year graduate level college.

Jay C. Nadel	49	Director since January 16, 2007

Mr. Nadel is chairman of the board of Englewood Hospital and Medical Center since September 2006. In addition to being an independent consultant since 2004, Mr. Nadel is an employee of Sloan Securities since January 2006. As a CPA and senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services where he oversaw strategic planning; 1986 to 2001, a partner in the investment firm of Weiss, Peck & Greer/Robeco, where he was chairman of the operations committee and managing director of the firm’s Clearing Services Division; and 1980 to 1986, he was a manager at KPMG Peat Marwick, New York, where he provided audit services. Mr. Nadel is a Certified Public Accountant since 1980 and has a Bachelor of Science from the University of Maryland.

Augustus J. Larson	53	Director since January 16, 2007

Mr. Larson is president of Larson Capital, LLC, a commercial real estate finance and investment company in Far Hills, New Jersey. He founded Larson Capital, LLC in 2004. From 2001 to 2003, Mr. Larson was managing director of PW Funding and directed its commercial and multi-family real estate loan production in the metro New Jersey and New York markets. He is currently a presiding director of the newly formed Somerset County region Team Capital Bank in Somerville, New Jersey, and as such is also a member of the of the Management Board of Team Capital Bank, which is a federally chartered savings bank providing commercial banking services in eastern Pennsylvania and New Jersey.  Mr. Larson is a councilman in the Borough of Far Hills, New Jersey. He has a Bachelor of Arts from Colgate University in New York. He is also a certified mortgage banker and an active member in numerous professional and charitable organizations.

Howard L. Brown	62	Director since May 22, 2007

Mr. Brown has over 36 years experience in sales, distribution, financial forecasting and planning, mergers and acquisitions and quality assurance. He was chairman and chief executive officer of Allied Office Products, headquartered in Clifton, New Jersey, the country's largest independent dealer of office products and services, which was sold to Office Depot in 2006. Allied, prior to the sale, had grown annual sales to more than $350 Million from over 30 acquisitions beginning in 1998. Mr. Brown is a graduate of Syracuse University.  He is a member of the board of directors of Holy Name Hospital in Teaneck, New Jersey, Potomac Ridge Behavioral Health Foundation in Rockville, Maryland, and Direct Supply Warehouse in New Jersey. Mr. Brown is a philanthropist.

Index

Douglas J. Kramer	44	Director since January 16, 2007

President and CEO

Mr. Kramer joined the Company in January 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. Mr. Kramer has 20 years Industry Experience including his most recent position as vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

Michael T. Adams	42	Director since December 20, 2004

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2007, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except with respect to three members of our board of directors, Mr. Kurtz, Lt. Gen. Gregg (Ret), and Mr. Brown and one of our former executive officers, Mr. Novak. On May 22, 2007, the grants of restricted common stock under our former Director Compensation Plan automatically vested for Mr. Kurtz and Lt. Gen. Gregg (Ret). Although these two transactions were disclosed in our 2007 Proxy Statement filed with the SEC on April 20, 2007, the Form 4s reporting these transactions were filed on January 4, 2008. Mr. Kurtz also gifted some of his shares to his wife on July 13, 2007. The Form 4 reporting this gift was filed on January 4, 2008.  On May 22, 2007, Mr. Brown was elected to the Board of Directors of the Company and certain stock options previously granted to him vested. Although these events were disclosed in our 2007 Proxy Statement filed with the SEC on April 20, 2007, the Form 3 reporting these events filed on January 8, 2008.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Ethics and Conduct applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Business Ethics and Conduct is available in the Corporate Governance section of our website at www.lapollaindustries.com. The information on our website is not incorporated by reference in this proxy statement. We may post amendments to or waivers of the provisions of the Code of Business Ethics and Conduct, if any, made with respect to any directors and employees on that website. Our stockholders may request a copy of our Code of Business Ethics and Conduct by writing to LaPolla Industries, Inc., Attn: Corporate Secretary, Intercontinental Business Park, 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032.

Nominating Function

The Corporate Governance Committee handles the nominating function for Board of Directors, including but not limited to, evaluating candidates for membership on the Board and making recommendations to the Board regarding candidates and composition of the Board.  There has been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the last disclosure of such procedures in the Company Proxy Statement filed with the SEC on April 30, 2007. Our Director Selection Process criteria is available on our website at http://www.lapollaindustries.com/pdf/directorselection.pdf.

Audit Committee

The Board of Directors has a standing Audit Committee, which is comprised of Jay C. Nadel, Lt. Gen. Arthur J. Gregg, US Army (Ret), and Augustus J. Larson. Each member of our Audit Committee meets the independence criteria by applicable SEC rules for audit committee membership and is an “independent director”. In addition, Mr. Nadel is our “audit committee financial expert” as such term is described in applicable SEC regulations.  Refer to Directors above for information on Mr. Nadel’s qualifications, as well as, Lt. Gen. Gregg and Mr. Larson.

Index

Item 11.  Executive and Director Compensation

Executive Compensation Discussion and Analysis

This Executive Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, consisting of our CEO and President (Mr. Kramer), CGO and EVP (Mr. Adams), and former CFOs (Mr. Novak and Mr. Campbell). Our current CFO (Paul Smiertka) joined us on March 3, 2008. The Compensation Committee administers the compensation policies and programs for our named executive officers, as well as the equity-based incentive compensation plans in which those persons participate.

Compensation Objectives

The Compensation Committee’s philosophy is to provide a compensation package that attracts, motivates and retains executive talent, and delivers rewards for superior performance as well as consequences for underperformance. The objectives of the Compensation Committee’s compensation practices are to (a) provide a total compensation program that is competitive in the industries in which we compete for executive talent; (b) place a significant portion of executive compensation at risk by linking such compensation to the achievement of corporate financial performance objectives and individual objectives; (c) provide long-term incentive compensation that focuses executives’ efforts on building stockholder value by aligning their interests with our stockholders; and (d) provide incentives that promote executive retention. In designing and administering our executive compensation programs, we attempt to strike an appropriate balance among these elements, as discussed below.

The major compensation elements for our named executive officers are base salary, annual bonuses, equity awards, insurance benefits and perquisites. Each of these elements is an integral part of and supports our overall compensation objectives. Base salaries (other than increases), insurance benefits and perquisites form stable parts of our named executive officers’ compensation packages that are not necessarily dependent on our performance during a particular year. We set these compensation elements at competitive levels so that we are able to attract, motivate and retain highly qualified executive officers. Consistent with our performance-based philosophy, we reserve the largest potential compensation for performance- and incentive-based awards. These awards include annual and long-term awards that are based on our financial performance and provide compensation in the form of stock options and stock bonuses to provide incentives that are tied to both our short-term and long-term performance. Our performance-based annual bonuses reward short-term and long-term performance, while our stock options reward long-term performance and align the interests of management with our stockholders. We additionally provide for retention of certain named executive officers through transaction bonuses in the case of a change in control.

Compensation Committee Determination of Compensation Awards

The Compensation Committee has primary authority for determining the compensation awards to be made to our executive officers. The Compensation Committee annually determines the total compensation levels for our executive officers by considering several factors, including each executive officer’s role and responsibilities, how the executive officer is performing against those responsibilities, and the Company’s performance.

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. The named executive officers received an average salary increase of 5% from fiscal year 2006 to fiscal year 2007. No formulaic base salary increases are provided to the named executive officers. Mr. Adams received a 19% increase in his base salary at the beginning of 2007 as a separate inducement and as part of an increase in responsibilities related to his appointment to the newly created executive officer position of Chief Governance Officer in July 2006, which was in addition to his Executive Vice President and Corporate Secretary positions.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for annual bonus consideration designed to reward the named executive officers for their contributions to individual and corporate objectives. Annual bonuses are generally paid in March of the year following the performance period. For 2007, the Compensation Committee set profitability as the threshold. The Company did not achieve profitability as expected in 2007. No annual bonuses were paid to any named executive officers for 2007.

Long-Term Incentive Awards — Stock Options

Our named executive officers are eligible to participate in our Equity Incentive Plan (“Equity Plan”). In addition to our named executive officers, our key employees are eligible to receive stock option grants under our Equity Plan throughout the fiscal year in connection with certain events, such as a new hire, retention of an employee, integration of acquisitions or the achievement of certain individual performance objectives. Such grants provide an incentive for our executive officers and key employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining them. The Compensation Committee believes that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option. The exercise price of our option grants under the Equity Plan is equal to 100% of the closing price of our stock on the grant date.

Index

Stock options granted to Mr. Kramer and Mr. Adams under our Equity Plan during 2005 have a term of 6 years, with vesting occurring subject each of them causing the Company to meet certain sales growth and gross margin thresholds and, once vested, are exercisable over a declining four year period based on a 25% and 75% formula in order to provide an incentive for continued employment. Vesting and exercisability of their options are accelerated in the event of termination due to death, permanent disability, or a change in control. Stock options granted to Mr. Novak during 2007 have a term of 5 years, with vesting occurring at the end of each year of continuous satisfactory employment, and once vested, are immediately exercisable. For 2007, the Compensation Committee determined that Mr. Kramer and Mr. Adams did not meet the dual criteria set for vesting of any of their stock options, and Mr. Novak did meet the time based vesting for his 2007 allocable portion of stock options. We granted Mr. Kramer and Mr. Adams each 2,000,000 and 400,000 stock options, respectively, under the Equity Plan in 2005, which options vest in certain increments based on meeting certain performance objectives (e.g. sales goals and gross margin). Mr. Kramer and Mr. Adams met the $18 Million, $24 Million and $30 Million sales goal thresholds but did not meet the 25% gross margin threshold for the 2007 year; and therefore, no stock options vested for either of them for 2007. We granted Mr. Novak 200,000 stock options under the Equity Incentive Plan, to retain, motivate, and ensure his continued employment, which vest in annual increments, subject to satisfactory continued employment up to each respective fiscal year ended vesting date. In addition, during 2007, three key employees were granted an aggregate of 550,000 stock options under the Equity Incentive Plan primarily to retain, motivate, and ensure the continued achievement of certain employment objectives by them. At December 31, 2007, a total of 27,944 of Mr. Novak’s stock options vested and an aggregate of 487,500 options granted during 2006 and 2007 vested, of which 287,500 are exercisable.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2007, these benefits included payment of health and dental insurance, term life insurance, and a leased automobile for Mr. Kramer, health and dental insurance and automobile allowance for Mr. Adams, and health and dental insurance for Mr. Novak and Mr. Campbell.

Transaction Bonus

We have provided a transaction bonus for Mr. Kramer and Mr. Adams in their employment agreements which only activates upon consummation of a change in control. See Severance and Change in Control Arrangements below for more information.

Severance and Change of Control Arrangements

We ordinarily enter into employment agreements with our named executive officers and occasionally key employees providing for specific terms of employment. Accordingly, employment of any employee without an employment agreement may be terminated at any time. We provide certain benefits to our named executive officers upon certain qualifying terminations and with terminations under certain circumstances following a change of control, which benefits are designed to retain our named executive officers, provide continuity of management in the event of an actual or threatened change of control, and to ensure that our named executive officers’ compensation and benefits expectations would be met in such event. A description of the material terms of our change of control agreements is on page 7 of this amended report under “Potential Payments Upon Termination or Change-in-Control.”

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”), limits the tax deductibility by a company of annual compensation in excess of $1,000,000 paid to our CEO and any of our four other most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and our board of directors committee that establishes such goals consists only of “outside directors.” Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of the stock on the date of grant, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period. Our stock option grants under our Equity Plan are intended to meet the criteria of Section 162(m) of the Code. We believe all of the members of our Compensation Committee qualify as outside directors pursuant to Section 162(m) of the Code. The Compensation Committee considers the anticipated tax treatment to us and our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Sections 280G and 4999 of the Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments for purposes of Sections 280G and 4999 of the Code if he or she receives compensatory payments or benefits that are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such contingent compensatory payments and benefits equal or exceeds three times the executive’s base amount. If the executive’s aggregate contingent compensatory payments and benefits equal or exceed three times the executive’s base amount, the portion of the payments and benefits in excess of one times the base amount are treated as excess parachute payments. Treasury Regulations define the events that constitute a change in ownership or control of a corporation for purposes of Sections 280G and 4999 of the Code and the executives subject to Sections 280G and 4999 of the Code. An executive’s base amount generally is determined by averaging the executive’s Form W-2 taxable compensation from the corporation for the five calendar years preceding the calendar year in which the change in ownership or control occurs. An executive’s excess parachute payments are subject to a 20% excise tax under Section 4999 of the Code, in addition to any applicable federal income and employment taxes. Also, the corporation’s compensation deduction in respect of the executive’s excess parachute payments is disallowed under Section 280G of the Code. If we were to be subject to a change of control, certain amounts received by our executives (for example, amounts attributable to the accelerated vesting of stock options) could be excess parachute payments under Sections 280G and 4999 of the Code.

Index

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($) (1)	($) (2)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2007	350,000	—	—	342,617	19,361	711,978
CEO and President	2006	350,000	—	—	93,738	17,134	460,872
	2005	282,454	50,000	—	54,608	16,227	403,289

Michael T. Adams	2007	158,611	—	—	68,977	18,691	246,279
CGO, EVP and Secretary	2006	121,792	—	—	15,623	13,208	150,623
	2005	102,216	—	10,960	9,101	26,133	148,410

Timothy J. Novak	2007	92,361	—	—	14,449	3,855	96,216
CFO and Treasurer (3)	2006	—	—	—	—	—	-
	2005	—	—	—	—	—	-

John A. Campbell	2007	67,964	—	—	—	12,521	80,485
CFO and Treasurer (4)	2006	93,750	5,000	—	—	13,869	112,619
	2005	18,750	—	—	—	—	18,750

Notes:
(1)
The amounts shown in this column represent the amounts of compensation cost recognized by us in each fiscal year related to grants of stock options, as prescribed under SFAS 123R. For a discussion of valuation assumptions, see Note 16 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007. The information provided hereinbelow shows how much of the overall amount of the compensation cost recognized by us in 2007 is attributable to each award:

Name of Executive Officer	Grant Date	Exercise Price ($)	Number of Shares of Stock Underlying Options Granted	2007 Fiscal Year Compensation Cost ($)
Douglas J. Kramer	7/12/2005	.67	2,000,000	342,617
Michael T. Adams	7/12/2005	.67	400,000	68,977
Timothy J. Novak	11/5/2007	.36	200,000	14,449

(2)
For 2007, the amounts disclosed in this column consist of perquisites valued at an aggregate of $54,428, of which $3,479 was attributed to personal use of a Company provided leased vehicle to Mr. Kramer; $9,000 was for a car allowance for Mr. Adams; $14,942, $9,691, $3,855, and $12,521 was for health and dental insurance for Mr. Kramer, Mr. Adams, Mr. Novak, and Mr. Campbell, respectively; and $940 was for life insurance coverage for Mr. Kramer.

(3)	Mr. Novak joined the Company as CFO and Treasurer on June 11, 2007 and resigned on February 16, 2008.
(4)	Mr. Campbell was appointed as CFO and Treasurer on February 1, 2006 and was replaced by Mr. Novak on June 11, 2007. See Footnote (3) above.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair of Stock and Option Awards (2)
(a)	(b)	(j)	(k)	(l)
Timothy J. Novak	11/5/2007	200,000	0.36	$56,622

Notes:
(1)
Amount represents the number of options that were granted pursuant to the Equity Plan, and have an exercise price per share equal to 100% of the closing price of our common stock on the NASDAQ OTCBB on November 5, 2007, the grant date, in accordance with the terms of the plan. The options have a term of five years and vest in increments of 27,944, 57,352, 57,352, and 57,352, on December 31, 2007, 2008, 2009, and 2010, subject to continued satisfactory employment, and, once vested, are immediately exercisable.

(2)
The dollar value of the options shown represents the grant date fair value based on a lattice-based valuation model of option valuation to determine grant date fair value, as prescribed under SFAS No. 123R. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the lattice-based valuation model. For a discussion of valuation assumptions, see Note 16 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Index

Outstanding Equity Awards

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

			Equity Incentive Plan
	Number of Securities		Awards: Number of
	Underlying Unexercised		Securities Underlying	Option	Option
	Options (#) (1) (2) (3)		Unexercised Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Douglas J. Kramer	90,000	390,000	1,520,000	0.67	7/11/2011
Michael T. Adams	15,000	65,000	320,000	0.67	7/11/2011
Timothy J. Novak	27,944	—	172,056	0.36	11/4/2012

Notes:
(1)
Mr. Kramer and Mr. Adams each have 480,000 and 80,000 vested stock options, of which 90,000 and 15,000 are exercisable, respectively (See Footnote 2 below), and Mr. Novak has 27,944 vested stock options (See Footnote 3 below).

(2)	On July 12, 2005, we granted Mr. Kramer 2,000,000 options and Mr. Adams 400,000 options, which are subject to certain vesting criteria and exercisability restrictions as follows:
(A)
Vesting of these options is subject to the following sales goals (in millions - ‘M’) and gross profit margin (‘GPM’) performance criteria: For Mr. Kramer, 480,000, 340,000, 340,000, 340,000 and 500,000 options, respectively, and Mr. Adams, 80,000 options, will vest for sales goals thresholds of $12 M, $18 M, $24 M, $30 M and $40 M, respectively, met by the Company for a fiscal year, on a non-repetitive basis (e.g., once a sales goal threshold has been met during any fiscal year, that same sales goal threshold is not eligible to be used again to vest additional options for any other fiscal year), with a 25% gross profit margin.

(B)
Exercisability of vested options is based on a 25% and 75% formula over declining annual periods beginning on January 28, 2005 for Mr. Kramer and February 1, 2005 for Mr. Adams, and ending on January 31, 2009.

(C)
The determination of whether or not a particular sales goal threshold and gross profit margin, including any adjustments thereto, if any, is met for a given year is made by the Compensation Committee based on the independent annual audited financial statements of the Company, as approved by the Audit Committee, and ratification and approval of such determination by the Board of Directors. The gross profit margin requirement may be decreased or waived entirely for an acquisition or merger or otherwise adjusted as determined by the Compensation Committee.

(3)
On November 5, 2007, the Company granted Mr. Novak an aggregate of 200,000 time based options.  Refer to Grants of Plan-Based Awards table and related footnotes above for more information of these options.

We did not have any outstanding stock awards held by our named executive officers at December 31, 2007.  Nor did any of our named executive officers exercise any stock options during the year ended December 31, 2007.

Potential Payments Upon Termination or Change-in-Control

We have entered into long term employment (Mr. Kramer, Mr. Adams and Mr. Novak) and stock option agreements (Mr. Kramer, Mr. Adams, and Mr. Novak) with certain of our named executive officers that provide certain benefits in the event of termination due to dismissal for other than cause, disability and death, or change in control.

Termination

Under the employment agreements, the entitlements are assuming: (a) dismissal for other than cause, (i) an amount equal to 4 months (Mr. Kramer) or 6 months (Mr. Adams) annual base salary paid in equal monthly installments, (ii) the product of (I) any Awards (stock options) which each can show that he reasonably would have received had he remained in such executive capacity with us through the end of the calendar year or 4 or 6 months after the date of termination, whichever is greater, in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid, (iii) for 4 or 6 months following the date of termination, we will continue to provide medical and dental benefits to the executive only on the same basis as such benefits are provided during such period to our other senior executive officers; provided, however, that if our welfare plans do not permit such coverage, we will provide each of them the medical benefits (with the same after tax effect) outside of such plans, and (iv) to the extent not theretofore paid or provided, we will timely pay or provide to them any other amounts or benefits which they are entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 4 or 6 months annual base salary.  For Mr. Novak, only stock options apply below as we did not enter into any long term employment agreement with him prior to his resignation in 2008.

 “Cause” is defined as any of the following reasons: (i) executive’s commission of any act of fraud, embezzlement or dishonesty, (ii) executive’s unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company’s Code of Business Ethics and Conduct by executive which has a materially adverse effect upon the Company’s business or reputation, (iv) executive’s continued failure to perform the major duties, functions and responsibilities of executive’s position after written notice from the Company identifying the deficiencies in executive’s performance and a reasonable cure period of not less than thirty (30) days or (v) a material breach of executive’s fiduciary duties as an officer of the Company.

Index

Change in Control

If we or any successor terminates Mr. Kramer’s or Mr. Adams’ long term employment agreements at any time during the respective employment periods following a Change in Control: each of them: (i) will be entitled to an amount equal to the Salary which would otherwise be payable over the remaining term of each of their agreements in one lump sum; and (ii) any outstanding Awards (stock options) (including substituted shares of the acquiring or surviving Company in the case of a merger or acquisition) held by them or other benefits under any Company plan or program, which have not vested in accordance with their terms, will become fully vested and exercisable at the time of such termination. We have also provided a transaction bonus equal to 3½ % or 1½ % in the long term employment agreements which activate upon consummation of a change in control. A “Change in Control” is defined as an Ownership Change Event or series of related Ownership Change Events (collectively, a "Transaction") in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the Company or, in the case of an Ownership Change Event, the entity to which the assets of the Company were transferred.  An "Ownership Change Event" will be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. The sole exception to Change in Control and Ownership Change Event is any Change in Control that may result from the death or incapacity of Richard J. Kurtz wherein his interest is transferred to his heirs only.  In such event, no Change in Control or Ownership Change Event will be deemed to have occurred.

Acceleration of Benefits Under Certain Other Plans

Our Equity Plan also contains provisions for the accelerated vesting of stock options to participating named executive officers in the event of a change in control (using the same definition of “Change in Control” described above). Under our Equity Plan, in the event of a Change in Control, the surviving, continuing, successor, or purchasing entity or parent thereof, as the case may be (the "Acquiror"), may, without the consent of any participant, either assume the Company's rights and obligations under outstanding Options or substitute for outstanding Options substantially equivalent options for the Acquiror's stock. In the event the Acquiror elects not to assume or substitute for outstanding Options in connection with a Change in Control, the Compensation Committee shall provide that any unexercised and/or unvested portions of outstanding Options shall be immediately exercisable and vested in full as of the date thirty (30) days prior to the date of the Change in Control. The exercise and/or vesting of any Option shall be conditioned upon the consummation of the Change in Control. Any Options which are not assumed by the Acquiror in connection with the Change in Control nor exercised as of the time of consummation of the Change in Control shall terminate and cease to be outstanding effective as of the time of consummation of the Change in Control.  In accordance with the requirements of the SEC, the following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under our employment agreements assuming that dismissal for other than cause, disability or death, or change in control occurred on December 31, 2007; and (2) under our Equity Plan assuming that a change of control occurred on December 31, 2007. Excluded from this table are any values relating to the transaction bonuses under the employment agreements (as described above) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change in control, our named executive officers will receive the amounts reflected below.

				Value of		Continuation of
		Salary		Option Acceleration		Employee Benefits		Total Value
Name	Trigger	($)		($) (2)		($) (1)		($)
Douglas J. Kramer	Dismissal Other Than for Cause	116,667	(1)	—	(3)	11,876	(5)	128,543
CEO and President	Disability or Death	116,667	(1)	—	(3)	11,876	(5)	128,543
	Change in Control	378,689	(2)	—	(3)	11,876	(5)	390,565

Michael T. Adams	Dismissal Other Than for Cause	79,375	(1)	—	(3)	13,367	(5)	92,742
CGO, EVP and Secretary	Disability or Death	79,375	(1)	—	(3)	13,367	(5)	92,742
	Change in Control	171,762	(2)	—	(3)	13,367	(5)	185,129

Timothy J. Novak	Dismissal Other Than for Cause	—		—		—		—
CFO and Treasurer	Disability or Death	—		—		—		—
	Change in Control	—		25,808	(4)	—		25,808

Notes:
(1)	Represents 4 months for Mr. Kramer and 6 months for Mr. Adams of each of their respective annual base salaries payable in equal monthly installments.
(2)	Represents annual base salaries payable over the remaining terms of each of their respective employment agreements payable in one lump sum.
(3)
Represents 4 months for Mr. Kramer and 6 months for Mr. Adams of the aggregate value of accelerated vesting of each of their respective unvested stock options based on the spread between the closing price of our common stock on December 31, 2007 of $ .51 and exercise price of $ .67. Since the closing price of our common stock was less than the exercise price of the stock options, no value existed at December 31, 2007.

(4)
Represents the aggregate value of accelerated vesting of unvested stock options based on the spread between the closing price of our common stock on December 31, 2007 of $ .36 and exercise price of $ .67.

(5)
Represents the aggregate value of (a) 4 months, or $5,145, for Mr. Kramer and 6 months, or $7,261, for Mr. Adams, for health and dental insurance, payable monthly; and (b) one week for Mr. Kramer, or $6,731 and one week for Mr. Adams, or $6,106, for unused accrued vacation.

Index

Non-Employee Director Compensation

The following table summarizes cash compensation paid to our non-employee directors for the year ended December 31, 2007, as well as the costs we incurred during 2007 for stock options and stock awards granted in 2006 that vested in 2007 and for prior years to our non-employee directors. Please note that ownership of vested and exercisable stock options by our non-employee directors is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this amended report.

DIRECTOR COMPENSATION TABLE

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation		Total
Name	($)	($)	($)	($)		($)
(a)	(b) (1)	(c) (2)	(d) (3)	(g)		(h)
Richard J. Kurtz	—	16,361	114,865	819,441	(4)	950,667
Arthur J. Gregg	2,500	4,320	78,649	—		85,469
Jay C. Nadel	—	—	157,298	—		157,298
Augustus J. Larson	—	—	47,190	—		47,190
Howard L. Brown	—	—	123,254	51,509	(5)	174,763
Gilbert M. Cohen (2)	2,500	6,840	—	—		6,840

Notes:
(1)
Cash retention fees were paid to Lt. Gen. Gregg (Ret) and Gilbert M. Cohen for the first quarter of 2007 prior to being phased out and replaced with stock option equity incentives. For further details on prior cash retention fees, see also Standard Compensation Arrangements and Former Director Compensation Plan below.

(2)
The amounts show grant date fair value compensation cost recognized by us in fiscal year 2007 related to grants of restricted stock made in fiscal year 2006 that vested in 2007, as prescribed under SFAS 123R. For a discussion of valuation assumptions, see Note 16 – Share-Based Payment Arrangements, Former Director Compensation Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007. For Mr. Kurtz and Lt. Gen. Gregg (Ret), $16,361 attributable to 45,447 shares and $4,320 attributable to 12,000 shares, respectively, of restricted common stock automatically granted and issued to them upon election at the annual meeting of stockholders held on July 12, 2006, which shares vested on the date of the annual meeting of stockholders held on May 22, 2007; and Mr. Cohen, $6,840 attributable to 12,000 shares of restricted common stock automatically granted and issued to him upon election at the annual meeting of stockholders held on July 12, 2006, which shares were vested by the Compensation Committee upon his death on January 11, 2007.

(3)
The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2007 related to grants of stock options in fiscal year 2007, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 16 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007. The information below shows how much of the overall amount of the compensation cost is attributable to each award.

Name of Director	Grant Date	Exercise Price ($)	Number of Shares of Stock Underlying Vested and Unvested Options Awards Granted	2007 Fiscal Year Compensation Cost ($)
Richard J. Kurtz	1/16/2007	.60	1,000,000	114,865
Arthur J. Gregg	1/16/2007	.60	225,000	78,649
Jay C. Nadel	1/16/2007	.60	450,000	157,298
Augustus J. Larson	1/16/2007	.60	135,000	47,190
Howard L. Brown	5/22/2007 (v)	.60	500,000	123,254

The grant date fair value of the options to purchase the shares above of our common stock on January 16, 2007, was $.5936 per share, based on a lattice-based model of option valuation to determine grant date fair value, as prescribed under SFAS No. 123R.  The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by a director will be at or near the value estimated by the lattice-based valuation model. The following assumptions were used in the lattice-based valuation model: market price of stock, $.60; exercise price of option, $.60; expected stock volatility, 269.54%; risk-free interest rate, 4.636% (Mr. Kurtz - based on 7-year treasury bond rate), and 4.193% (Lt. Gen. Gregg (Ret), Mr. Nadel, Mr. Larson, and Mr. Brown - based on 5-year treasury bond rate); and expected life, 5 years (Mr. Kurtz), 3 years (Lt. Gen. Gregg (Ret), Mr. Nadel, and Mr. Larson), and 2.8 years (Mr. Brown); and dividend yield, 0%. The vesting conditions and exercise restrictions of these options are as follows:
(i)
For Mr. Kurtz, 200,000 Options are eligible to vest at the end of each year of his continuous service as a member of the Board and Chairman of the Board for the next 5 years and exercisable at the rate of 50% each year only after all of the nonstatutory 1,000,000 Options vest.

(ii)
For Mr. Gregg, 75,000 Options are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Compensation Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.

(iii)
For Mr. Nadel, 150,000 Options are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Audit Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.

(iv)
For Mr. Larson, 45,000 Options are eligible to vest at the end of each year of his continuous service as a member of the Board and certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.

(v)
Mr. Brown, who was at the time the stock options were originally granted on January 16, 2007 an advisor/consultant to the Board, 250,000 Options were eligible to vest at the end of each year of service subject to his meeting certain performance criteria and exercisable at the rate of 50% each year only after all 500,000 Options vest. However, upon being elected to the Board at the Annual Meeting of Stockholders held on May 22, 2007, his advisor/consultant role automatically terminated and his original vesting and exercise criteria changed to: 86,300 Options automatically vested but are only be exercisable after the end of two years, while 137,900 Options are eligible to vest each on January 15, 2008, 2009, and 2010, respectively, based on his continuous service as a member of the Board and Chairperson of the Executive Committee 2.67 years and exercisable at the rate of 33⅓% each year after vested.

(4)
The amount shown consists of: (a) $21,841 in accrued interest relating to short term loans advanced to the Company during 2007 which loans and related interest were converted into restricted common stock; and (b) $797,600 in accrued dividends relating to Series D Preferred Stock. See also Note 11 - Related Party Transactions, Item (e), of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(5)
The amount shown is the amount of compensation cost recognized by us in fiscal year 2007 related to grants of stock options in fiscal year 2007, as prescribed under SFAS No. 123R, to Mr. Brown in his advisory role to the Board. See Footnote 3(v) above for more information.

Index

Standard Compensation Arrangements

All directors are required to attend the Annual Meeting of Stockholders. Each director who is not an employee is reimbursed for actual expenses incurred in attending Annual Stockholder, Board and Committee meetings. Cash retention fees were paid to Mr. Gregg and Mr. Cohen for the first quarter of 2007 for serving continuously on the Board until these arrangements were replaced in full with the grant of stock options for Board service.

Director Compensation under Equity Incentive Plan

On January 16, 2007, we amended the Equity Plan to include Directors as eligible participants and granted certain stock option compensation with vesting and exercisability restrictions. See Director Compensation Table and related footnotes above for more information on the specific transaction.  Refer to Note 16 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, for full details on this equity plan.

Former Director Compensation Plan

The Company’s former Director Compensation Plan, which was established and approved by stockholders on May 28, 2002, permitted the grant of up to 1,600,000 shares of restricted common stock to non-employee directors only for Board service fees and cash as retention fees, and expired on July 12, 2006. Refer to Note 16 – Share-Based Payment Arrangements, Former Director Compensation Plan, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, for full details on this discontinued plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of us or any of our former subsidiaries. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2007.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Jay C. Nadel
Augustus J. Larson
Howard L. Brown

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of April 18, 2008, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO, the current and former CFOs, and other executive officers, and (iii) all of our directors, named executive officers and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of April 18, 2008 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Index

SECURITY OWNERSHIP OF MANAGEMENT TABLE

	Shares of	Rights to	Total Shares
	Common Stock	Acquire Shares of	of Common Stock	Percent
Beneficial Owner	Owned	Common Stock (1)	Beneficially Owned	of Class (2)
Directors:
Richard J. Kurtz, Chairman of the Board (3)	38,424,996	—	38,424,996	64.99%
Nine Duck Pond Road
Alpine, New Jersey 07620

Lt. Gen. Arthur J. Gregg, US Army (Ret)	62,500	24,975	87,475	0.15%
Jay C. Nadel	500,000	49,950	549,950	0.93%
Augustus J. Larson	—	14,985	14,985	0.03%
Howard L. Brown	—	45,921	45,921	0.08%
Douglas J. Kramer (4)	—	90,000	90,000	0.15%
Michael T. Adams (5)	1,035,524	15,000	1,050,524	1.78%

Executive Officers:
Paul Smiertka (6)	—	—	—	0.00%
Timothy J. Novak (7)	—	27,944	27,944	0.05%
John A. Campbell (8)	1,135	—	1,135	0.00%

All directors, nominee, and executive
officers listed above as a group	40,024,155	268,775	40,292,930	68.15%

Notes:
(1)
Represents common stock which the person has the right to acquire within 60 days after April 18, 2008. For current executive officers - Mr. Kramer and Mr. Adams have 480,000 and 80,000 vested stock options, of which 90,000 and 15,000 are exercisable, respectively; a former executive officer – Mr. Novak has 27,944 vested and exercisable stock options; and directors – Mr. Kurtz, General Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown, each have 200,000, 75,000, 150,000, 45,000, and 224,200 vested stock options, of which -0-, 24,975, 49,950, 14,985, and 45,921 are exercisable, respectively. See also Compensation of Directors and Executive Officers, Equity Incentive Plan and Potential Payments Upon Termination or Change-in-Control for more information.

(2)	Based on 59,394,475 shares of our common stock outstanding at April 18, 2007 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column).
(3)	In addition to shares held in the individual’s sole name, the amount owned includes 100,000 shares held by the spouse of the named person.
(4)	Mr. Kramer is also our CEO and President.
(5)	Mr. Adams is also our CGO, EVP and Secretary.
(6)	Mr. Smiertka started as CFO and Treasurer on March 3, 2008.
(7)	Mr. Novak started as CFO on June 11, 2007 and resigned on February 15, 2008.
(8)	Mr. Campbell was CFO and Treasurer from February 1, 2006 to June 10, 2007.

Index

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above and below tables, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

	Shares of	Rights to	Total Shares of
	Common Stock	Acquire Shares of	Common Stock	Percent
Name and Address of Beneficial Owners (1)	Owned	Common Stock (2)	Beneficially Owned	of Class (3)
ComVest Capital LLC	—	3,827,922	3,827,922	6.44%
ComVest Capital Management LLC
ComVest Group Holdings, LLC
Michael S. Falk
One North Clematis, Suite 300
West Palm Beach, Florida 33401

Notes:
(1)	Based on 59,394,475 shares of our common stock outstanding at April 18, 2007 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in the Directors and Officers table above).
(2)
Based on the information provided pursuant to a joint statement on a Schedule 13G filed with SEC on February 26, 2007, the name of the Reporting Person is ComVest Capital LLC, a Delaware limited liability company ("ComVest"), as adjusted by the Company for principal repayments on the Convertible Term Note and Conversion Price Adjustment on December 27, 2007 (See (2) below). ComVest is a private investment company. The managing member of ComVest is ComVest Capital Management LLC, a Delaware limited liability company ("Management"), the managing member of which is ComVest Group Holdings, LLC, a Delaware limited liability company ("CGH"). Michael Falk ("Falk") is the Chairman and principal member of CGH. Falk is a citizen of the United States of America. The group of beneficial owners share the same principal business address provided in this table.

(3)
The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 under which ComVest agreed to loan up to $3,500,000 under a revolving credit note and $2,000,000 under a convertible term note, and the Company agreed to issue three warrants to ComVest and register the conversion shares under the convertible term note and shares underlying the warrants. On June 12, 2007, the Company and ComVest amended the Revolving Credit and Term Loan Agreement and ComVest agreed to loan up to an additional $1,500,000 under the revolving credit note and the Company agreed to certain technical changes to related agreements, reprice certain portions of the three previously issued warrants, and issue a new warrant. On December 27, 2007, the Company entered into a common stock transaction unrelated to ComVest that triggered anti-dilution provisions in the ComVest agreements resulting in a repricing of the warrants and conversion rate under the convertible term note. The convertible term note is convertible optionally by ComVest at any time or mandatorily by LaPolla upon satisfying certain conditions into common stock originally at the rate of $.80 per share, and, as adjusted on December 27, 2007, to $.77 per share.  Principal repayments of $66,667 per month under the convertible term note commenced on September 30, 2007. The warrants are for the purchase of three tranches of 500,000 shares of common stock, immediately exercisable originally at exercise prices of $.68, $.77 and $.93 per share, respectively. In connection with the June 12, 2007 amendment above, the Company adjusted the exercise price of the original warrants to $.63 for 750,000 shares and $.77 for 750,000 shares and issued a new warrant for 250,000 shares of common stock, immediately exercisable at an exercise price of $.55 per share. In connection with the December 27, 2007 transaction described above, the repriced original warrants were repriced to $.61 per share for 750,000 shares and $.74 per share for 750,000 shares and the new warrant was repriced to $.54 per share for 250,000 shares.  See Certain Relationships and Related Party Transactions for more information.

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this amended report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

(a)      On January 11, 2007, we vested and delivered 12,000 shares of restricted common stock automatically granted to Mr. Cohen, a former non-employee director pursuant to the former Director Plan upon his election at the annual meeting of stockholders held on July 12, 2006, due to his untimely death. These shares were not considered issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these shares upon vesting was $6,840.

(b)      On May 22, 2007, an aggregate of 57,447 shares of restricted common stock automatically granted to Mr. Kurtz (45,447 shares) and Lt. Gen. Gregg (Ret) (12,000 shares), each non-employee directors pursuant to the former Director Plan upon their election at the annual meeting of stockholders held on July 12, 2006 vested.  These shares were not considered issued and outstanding due to a vesting provision and non-delivery of the shares pending vesting and as such no value was ascribed to these shares when originally issued. The value ascribed to these shares upon vesting was $21,600, of which $16,361 related to Mr. Kurtz and $4,320 related to Lt. Gen. Gregg (Ret).

(c)      On December 27, 2007, we sold to our Chairman of the Board and principal stockholder, Mr. Kurtz, an aggregate of 5,490,001 shares of restricted common stock, par value $.01, at a price of $.43 per share (the then closing price on the NASDAQ over-the-counter bulletin board) in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended (the “Exchange Act”), in exchange for cancellation of an aggregate of approximately $2,360,700 of indebtedness.  The indebtedness was in the form of short term demand loans bearing interest at 8% per annum advanced during the latter part of 2007 for cash flow fluctuations and working capital purposes, accrued interest on the short term demand loans, and accrued Series D Preferred Stock dividends owed by the Company to the Chairman.

See also generally Note 11 - Related Party Transactions, of our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Index

Transactions with Related Persons - continued

(d)      On February 19, 2008, our principal stockholder and Chairman of the Board, in order to secure Mr. Nadel’s continued attention and hands on participation required with his role as a Board member, transferred 500,000 shares of his restricted common stock of LaPolla to Mr. Nadel.  The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of transfer was $.70 per share.

(e)      On March 3, 2008, Paul Smiertka joined LaPolla as CFO and Treasurer. Mr. Smiertka is employed pursuant to an Employment Agreement dated March 3, 2008, which term ends December 31, 2010.  His annual base salary is $160,000. In connection with his employment, Mr. Smiertka was granted a stock option to purchase 200,000 shares of common stock, which vests in certain quarterly increments subject to the Company achieving profitability, is exercisable at $.68 per share, and expires March 2, 2013.

(f)      On April 11, 2008, we received a commitment letter from our principal stockholder and Chairman of the Board, Mr. Kurtz, wherein he agreed to provide funding of $2,000,000 to be used as working capital to facilitate our growth and expansion.  The funding is in the form of a demand loan bearing 6% interest per annum. As of April 16, 2008, we have received an aggregate of $2,100,000 in funding, which has been used primarily to fund our growing trade receivables.

Review, Approval or Ratification of Transactions with Related Persons.

The Company does not maintain a formal policy or procedure for review, approval or ratification of transactions with related persons. The Company does regularly communicate through, Board and Standing Committee meetings and Unanimous Resolutions, wherein transactions with related persons are  reviewed and approved or ratified. In addition, transactions involving our directors are disclosed and reviewed by our Corporate Governance Committee in its assessment of our directors’ independence. To the extent such transactions are ongoing business relationships, the transactions are disclosed and, as applicable, reviewed annually. The Board of Directors intends to approve only those related party transactions that are in the best interests of our stockholders.

Director Independence

LaPolla is a “controlled company” because more than 50% of the voting power of LaPolla is held by Mr. Kurtz, our Chairman of the Board. Although we are not required to have a majority of independent directors due to being a controlled company, we are also not required due to not being listed on a national stock exchange or an inter-dealer quotation system with such requirements. However, the members of our Audit Committee are required to meet applicable SEC independence standards.  LaPolla uses its own definition for determining whether its directors and members of specific committees of the board of directors, are independent. In short, in order to be considered to be independent, a member of the board of directors or any board committee may not, other than in his or her capacity as a member of the board of directors or any board committee: (i) accept any consulting, advisory, or other compensatory fee from the Company; or (ii) be an affiliated person of the Company or any subsidiary thereof. Independent directors are not officers of the Company and are in view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our board has reviewed the relationships between us, including our affiliates, and each board member (and each such director’s immediate family members). Based on its review, the Board has affirmatively determined that Mr. Kurtz, Mr. Brown, Mr. Kramer, and Mr. Adams are not, and Lt. Gen. Gregg (Ret), Mr. Nadel, and Mr. Larson are independent directors at this time. Mr. Kurtz was determined to not be independent based on his majority stockholder and Chairman of the Board status. Mr. Brown was not independent based on his initially being retained as an advisor to the Board of Directors on January 16, 2007 even though his advisory role terminated upon his becoming elected to the Board of Directors on May 22, 2007 and the stock option compensation he received was de minimis. Mr. Kramer and Mr. Adams are both not independent based on being executive officers of LaPolla. There was no information considered by our Board of Directors, other than what has been disclosed in this amended report, in determining that Lt. Gen. Gregg (Ret), Mr. Nadel, and Mr. Larson were “independent” within the Company’s independence standards.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP, our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2007. The Audit Committee of the Board of Directors selects the independent registered public accounting firm. A representative of Hein & Associates, LLP is expected to be present at the 2007 Annual Meeting, will have the opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

Index

Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2007		2006
Audit Fees	$172,920	(1)	$90,000	(2)
Audit-Related Fees	29,626	(3)	—	(4)
Tax Fees	—		—
All Other Fees	—		—
Total	$202,546		$90,000

Notes:
(1)
For 2007, represents the aggregate fees billed to us by Hein & Associates LLP for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of our consolidated financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters, and consent with respect to a registration statement; and represents the aggregate fees billed to us by Baum & Company, P.A. for professional services rendered for the review of our consolidated financial statements included in our Form 10-Q filing for the first fiscal quarter and consent with respect to a registration statement.

(2)
For 2006, represents the aggregate fees billed to us by Baum & Company, P.A. for professional services rendered for the audits of our annual consolidated financial statements and our internal controls over financial reporting and for the reviews of our consolidated financial statements included in our Form 10-Q filings each fiscal quarter.

(3)
For 2007, represents the aggregate fees billed to us by Baum & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations that are not required by statute.

(4)
For 2006, represents the aggregate fees billed to us by Baum & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute.

Policy on Audit Committee Pre-Approval

As part of its required duties, the Audit Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2007 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Paul Smiertka, CFO
Paul Smiertka
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz, Chairman
Richard J. Kurtz
Chairman of the Board

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jay C. Nadel, Director
Jay C. Nadel
Director

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	April 29, 2008	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Index

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.