Form 10-Q
period 2008-03-31
LAPOLLA INDUSTRIES INC
filed 2008-05-19
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

As of May 2, 2008 there were 59,298,700 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

(i)

Index

FORWARD LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION

As used in this report, "LaPolla” and the "Company" or "Us" or "We" or “Our” refer to the LaPolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our Internet website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 (Unaudited) and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2008 and 2007	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2008 and 2007	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets:
Cash	$56,473	$339,855
Trade Receivables, Net	4,604,833	3,350,154
Inventories	3,177,609	2,698,097
Prepaid Expenses and Other Current Assets	375,272	532,233
Total Current Assets	8,214,187	6,920,339

Property, Plant and Equipment, Net	2,575,394	2,626,068

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets	136,548	142,318
Deposits and Other Non-Current Assets	286,083	226,320
Total Other Assets	2,373,631	2,319,638

Total Assets	$13,163,212	$11,866,045

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$3,950,977	$2,422,625
Accrued Expenses and Other Current Liabilities	1,245,663	1,266,533
Loan Payable – Related Party	1,054,077	—
Revolving Credit Note	4,888,814	—
Current Portion of Convertible Term Note	639,643	589,761
Current Portion of Long-Term Debt	84,244	84,939
Total Current Liabilities	11,863,418	4,363,858

Other Liabilities:
Revolving Credit Note	—	4,879,152
Non-Current Portion of Convertible Term Note	559,968	775,185
Non Current Portion of Long-Term Debt	86,373	107,255
Non Current Portion of Liabilities from Discontinued Operations	—	848
Total Other Liabilities	646,341	5,762,440

Total Liabilities	12,509,759	10,126,298

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at March 31, 2008 and December 31, 2007, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at March 31, 2008 and December 31, 2007, respectively	8,176	8,176
Common Stock, $.01 Par Value; 70,000,000 Shares Authorized; 59,125,700and 53,586,251 Issued and Outstanding at March 31, 2008 and December 31, 2007, respectively	591,257	591,257
Additional Paid-In Capital	73,633,748	73,600,876
Accumulated (Deficit)	(73,634,764)	(72,515,597)
Total Stockholders' Equity	653,453	1,739,747

Total Liabilities and Stockholders' Equity	$13,163,212	$11,866,045

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31, 2008	March 31, 2007
Sales	$8,173,243	$7,269,322

Cost of Sales	6,666,677	6,086,874

Gross Profit	1,506,566	1,182,448

Operating Expenses:
Selling, General and Administrative	2,144,445	1,987,503
Professional Fees	216,782	32,619
Depreciation and Amortization	45,484	65,694
Consulting Fees	12,335	25,580
Interest Expense	203,457	80,171
Interest Expense – Related Party	4,077	—
Other (Income) Expense	—	514
Total Operating Expenses	2,626,580	2,192,081

Net (Loss)	(1,120,014)	$(1,009,633)
Plus: Dividends on Preferred Stock	203,283	201,710
Net (Loss) Available to Common Stockholders	(1,323,297)	(1,211,343)

Net Income (Loss) Per Share-Basic and Diluted	$(0.019)	$(0.019)

Weighted Average Shares Outstanding	59,125,700	53,584,903

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities
Net Loss	$(1,120,014)	$(1,009,633)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization	98,627	95,229
Provision for Losses on Accounts Receivable	—	(127,454)
Amortization of Discount on Convertible Term and Revolving Credit Notes	44,327	16,649
Share Based Compensation Expense	232,272	265,370
Changes in Assets and Liabilities:
Trade Receivables	(1,254,679)	(354,833)
Inventories	(479,512)	(395,399)
Prepaid Expenses and Other Current Assets	156,960	48,793
Deposits and Other Non Current Assets	(59,763)	(163,987)
Accounts Payable	1,528,352	436,083
Accrued Expenses and Other Current Liabilities	(16,177)	(297,923)
Other Liabilities	(196,711)	(435)
Net Operating Activities of Discontinued Operations	—	(7,891)
Net Cash (Used in) Operating Activities	(1,064,622)	(1,495,431)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(42,184)	(883,811)
Net Cash (Used in) Investing Activities	$(42,184)	$(883,811)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	—	1,500,000
Proceeds from Convertible Term Note	—	2,000,000
Principal Repayments to Convertible Term Note	(200,000)	—
Proceeds from Line of Credit	—	1,398,000
Payments to Line of Credit	—	(2,405,120)
Proceeds from Loans Payable – Related Party	1,050,000	617,000
Payments to Loans Payable – Related Party	—	(617,000)
Payments to Note Payable – Other	—	(10,002)
Principal Repayments on Long Term Debt	(21,576)	(52,595)
Payment of Preferred Stock Dividends	(5,000)	—
Net Financing Activities of Discontinued Operations	—	(326,129)
Net Cash Provided by Financing Activities	823,424	2,104,154

Net (Decrease) In Cash	$(283,382)	$(275,088)
Cash at Beginning of Period	339,855	382,116
Cash at End of Period	$56,473	$107,028

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-
Cash Payments for Interest	$194,569	63,520

Supplemental Schedule of Non Cash Investing and Financing Activities:
Common Stock Issued for Director Fees	$—	$6,840

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2008 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 8. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 11. Refer also to the Company’s 2007 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2008.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the quarters ended March 31, 2008 and 2007, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 43% and 33% of purchases, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2008	December 31, 2007
Trade Receivables	$4,783,273	$3,528,594
Less: Allowance for Doubtful Accounts	(178,440)	(178,440)
Trade Receivables, Net	$4,604,833	$3,350,154

Note 4.  Inventories.

The following is a summary of inventories at:

	March 31, 2008	December 31, 2007
Raw Materials	$1,128,514	$880,616
Finished Goods	2,049,095	1,817,481
Total	$3,177,609	$2,698,097

Note 6.  Loans Payable – Related Party.

The Company received advances of $1,050,000 from the Chairman of the Board during the first quarter of 2008 for cash flow fluctuations and working capital purposes which were recorded as short term demand loans bearing interest at 6% per annum. Accrued interest was $4,077 at March 31, 2008.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 7.  Revolving Credit Note, Convertible Term Note, Warrants, and Registration Payment Arrangements.

(A)  Revolving Credit and Term Loan Agreement - The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC, which was amended on June 12, 2007, under which ComVest agreed to loan up to $5,000,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue four warrants (“Warrants”) to ComVest and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”).  The Company calculated a fair value for the Warrants issued in connection with the ComVest agreements, which, at December 31, 2007 was $555,902, of which $120,848 was attributed to the Revolving Credit Note and $435,054 was attributable to the Convertible Term Note, and recorded as additional paid-in capital and reduced the carrying value of each respective note. This discount on the notes is being amortized to interest expense using the effective interest method over the term of the notes.

(B)  Revolving Credit Note - The Revolving Credit Note, as amended, bears interest equal to greater of Prime Rate plus (a) 1%, or 9.5%, for the original $3,500,000, and (b) 1.5%, or 9.5%, for the additional $1,500,000; and is good until February 28, 2009. The balance outstanding was $5,000,000 and unamortized discount was $111,186 at March 31, 2008.

(C)  Convertible Term Note - The Convertible Term Note, as amended, bears interest at the rate of 10% per annum, principle payments of $66,667 commenced on September 30, 2007 and end on February 28, 2010, and is convertible optionally by ComVest at any time or mandatorily by LaPolla upon satisfying certain conditions into common stock at the rate of $.77 (“Conversion Rate”) per share (“Conversion Shares”). The balance outstanding was $1,600,000 and unamortized discount was $400,389 at March 31, 2008.

(D)  Warrants - The Warrants, as adjusted, are for the purchase of 750,000, 750,000 and 250,000 shares of common stock, immediately exercisable at exercise prices of $.61, $.74 and $.54 per share, respectively, and expire February 29, 2012 (“Warrant Shares”). The allocable portion of the fair value attributable to the Warrants is being amortized to interest expense using the effective interest method over the term of the notes. See also (A), (B), and (C) above.

(E)  Collateral Agreement – The Company entered into a Collateral Agreement on February 21, 2007 under which the Company granted a security interest to ComVest under the Loan Agreement for substantially all of its assets.

(F)  Registration Rights – The Company entered into a Registration Rights Agreement on February 21, 2007 which required the Company to file with the SEC a shelf registration (“Registration Statement”) to cover the resale of the Conversion Shares, Warrant Shares, and additional shares of common stock issuable pursuant to the anti-dilution provisions of the Convertible Term Note and Warrants (“Registrable Shares”). The Company filed the required Registration Statement with the SEC on June 20, 2007, which was declared effective on June 29, 2007. If the Registration Statement ceases to be available for use by the Holders as selling stockholders (A) where such unavailability continues for a period in excess of 5 days beyond certain allowed time periods for circumstances such as when a distribution would require the public disclosure of material non-public information concerning any transaction or negotiations involving the Company or any of its affiliates, the Company proposes to file a Registration Statement for the offering and sale of securities for its own account in an underwritten offering, and after the filing of the Company’s annual report on Form 10-K or other event that requires the filing of a post-effective amendment to any Registration Statement, or (B) for any other reason such as a stop order, a material misstatement or omission in such Registration Statement or the information contained in such Registration Statement having become outdated and continues to be unavailable for a period in excess of 30 days, then the Company is required to pay to the Holders, ratably in proportion to the number of Registrable Shares held by each respective Holder, a cash fee equal to the product of $1,000 multiplied by the number of calendar days during which any of the events described above occurs and is continuing up to a maximum of $500,000. The approximate term of the registration payment arrangement is the period of time from the effective date of such Registration Statement until such date as is the earlier of the date on which all of the Registrable Shares covered by the Registration Statement are sold to the public, or the date on which the Conversion Shares and the Warrant Shares issued or issuable upon cashless exercise of the Warrants may be immediately sold without restriction by each Holder thereof without registration. The Company determined that no liability is recognizable at March 31, 2008 for registration payment arrangements based on the fact that the Registration Statement was effective at March 31, 2008.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Net (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at March 31:

	2008		2007
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Net (Loss)	$(1,120,014)	$(0.019)	$(1,009,633)	$(0.019)
Plus: Dividends on Preferred Stock	(203,283)	(0.003)	(201,710)	(0.004)
Net (Loss) Available to Common Stockholders	$(1,323,297)	$(0.022)	$(1,211,343)	$(0.023)
Weighted Average Common Shares Outstanding	59,125,700		53,414,914

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) -0- and 57,447 shares of nonvested restricted shares pursuant to the former Director Compensation Plan, (ii) 2,077,922 and 2,500,000 shares issuable upon conversion of the Convertible Term Note, (iii) 1,750,000 and 1,750,000 shares issuable upon exercise of the Warrants, (iv) 556,275 and 73,000 shares issuable upon exercise of vested and exercisable stock options, and (v) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, of common stock for the quarters ended March 31, 2008 and 2007, respectively.

Note 9.  Business Segment Information.

The Company is a national manufacturer and supplier operating two segments, Foam and Coatings, based on manufacturing competencies. The Company consolidated and restructured its segments at December 31, 2007. Prior periods have been reclassified to reflect the change. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments for the three months ended March 31:

	2008			2007
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$6,063,420	$2,109,823	$8,173,243	$4,520,975	$2,748,347	$7,269,322
Cost of Sales	5,055,124	1,611,553	6,666,677	4,004,527	2,082,347	6,086,874
Gross Profit	1,008,296	498,269	1,506,566	516,448	660,000	1,182,448
Depreciation and Amortization	30,369	10,567	40,936	11,470	54,224	65,694
Interest Expense	115,471	40,179	155,650	49,861	30,310	80,171
Segment Profit (Loss)	(313,733)	38,257	(275,476)	(563,844)	(26,564)	(590,408)
Segment Assets (1)	9,584,194	3,334,908	12,919,102	6,779,214	5,041,721	11,820,935
Expenditures for Segment Assets	$42,183	$—	$42,183	$804,834	$192,448	$997,282

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at March 31:

Profit or Loss	2008	2007
Total Profit or Loss for Reportable Segments	$(275,476)	$(590,408)
Unallocated Amounts:
Corporate Expenses	(844,538)	(419,225)
Income (Loss) Before Income Taxes	$(1,120,014)	$(1,009,633)

Assets	2008	2007
Total Assets for Reportable Segments (1)	$12,919,102	$11,820,935
Other Unallocated Amounts (2)	244,110	1,705,735
Consolidated Total	$13,163,212	$13,526,670
________________________
(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and cash equivalents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2008 and 2007, and our financial condition at March 31, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2007, including any amendments thereto.

Performance for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended March 31:

	2008	2007
Sales	$8,173,243	$7,269,322

Our sales increased $903,921, or 12.4%, for the first quarter of 2008 compared to the first quarter of 2007, due primarily to an increase in wall foam insulation sales volume in our Foam segment, partially offset by a decline in sales volumes as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Increased market share in the Foam segment is due to gains in existing foam markets, as well as agressive growth and recognition of value by consumers and the channels historically in the conventional insulation markets, such as fiberglass.

Cost of Sales

Cost of sales increased $579,803, or 9.5%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to higher sales volumes in our Foam segment and higher freight costs in both of our Foam and Coatings segments.

Index

Gross Profit

Our gross profit increased $324,118, or 27.4%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due to an increase in sales in our Foam segment, partially offset by a decrease in sales as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Gross margin percentage increased 2.2% for the first quarter of 2008 compared to the first quarter of 2007 due primarily to efficiencies recognized from our new foam resin plant which started up in the latter part of 2007.  Further improvement in margins is expected as volumes increase and plant productivity gains are realized.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, and other (income) expense. These total operating expenses increased $434,498, or 19.8%, for the first quarter of 2008 compared to the first quarter of 2007, due to an increase of $156,942 for SG&A, $184,163 for professional fees, and $123,286 for interest expense, $4,077 for interest expense – related party, offset by a decrease of $20,210 for depreciation and amortization, $13,246 for consulting fees, and $514 for other (income) expense.

SG&A increased $156,942, or 7.9%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to costs associated with increased volumes (commissions, travel, advertising, and marketing), as well as expenses related to new product credentials and approvals. These expenditures position us for substantial volume increases.  These SG&A expenses included increases of $24,407 for sales commissions, $9,946 for insurances, $19,426 for travel and related services, $7,464 for advertising, $22,038 for marketing and promotions, $39,479 for recruiting fees, $215,990 for research and development, $33,219 for investor relations, and $10,138 for corporate expenses, offset by decreases of $162,387 for payroll and related employee benefits, $33,097 for share based compensation, and $29,679 for rents.

Professional fees increased $184,164, or 564.6%, for the first quarter of 2008 compared to the first quarter of 2007, due to an increase of $91,987 for auditing and auditing related services and $92,177 for legal fees.

Depreciation and amortization expense decreased $20,210, or 30.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Consulting fees decreased $13,245, or 51.8%, for the first quarter of 2008 compared to the first quarter of 2007 due to a decrease in outside professional services for public relations, computer information technology, and insurance, partially offset by an increase for product testing and credentials.

Interest expense increased $123,286, or 153.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to an increase in the interest from the capital utilized related to our ComVest credit instruments, including amortization of the discount on the Convertible Term Note and Revolving Credit Note, partially offset by a decrease in the interest on our long term debt.

Interest expense – related party was $4,077 for the first quarter of 2008 compared to $-0- for the first quarter of 2007 due to interest from the capital utilized related to our financial commitment with our Chairman of the Board.

Other income was $-0- for the three months ended March 31, 2008 compared to $514 for the three months ended March 31, 2007 which was from a gain on the sale of certain assets.

Net Loss

Net loss for the three months ended March 31, 2008 was $1,120,014 compared to $1,009,633 for the three months ended March 31, 2007 as an increase in sales was offset by higher SG&A cost, primarily professional fees and interest expense. Cost controls have been implemented and our key focuses are sales and margin growth. Net loss per share for the first quarter of 2008 was $0.019 compared to $0.019 for the first quarter of 2007.

Net loss available to common stockholders and related loss per share for the three months ended March 31, 2008 was $1,323,297 and $0.022 compared to $1,211,343 and $0.023 for the three months ended March 31, 2007. The increase in net loss available to common stockholders and related loss per share are attributable to the net loss plus an increase in dividends accrued for the outstanding Series D Preferred Stock. Dividends accrued on our outstanding Series D Preferred Stock were $203,283 for the quarter ended March 31, 2008 compared to $201,710 for the quarter ended March 31, 2007.

Index

Results of Business Segments

The following is a summary of sales by segment for the three months ended March 31:

Segments	2008	2007
Foam	$6,063,420	$4,520,975
Coatings	2,109,823	2,748,347

Foam sales increased $1,542,445, or 34.12%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due to increased volumes associated with energy efficient building products amid rising crude oil prices and attainment of certain third party approvals and credentials on our foam formulations. Cost of sales increased $1,050,597, or 26.24%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to higher sales volumes. Gross profit increased $486,300, or 93.16%, for the first quarter of 2008 compared to the first quarter of 2007, due to higher sales volumes and improved manufacturing efficiencies, partially offset by higher freight and transportation costs. Segment loss decreased $250,111, or 44.36%, primarily from increased volumes and margin improvement from manufacturing our own foam resins.

Coatings sales decreased $638,524, or 23.23%, with a corresponding decrease in our cost of sales of $470,793, or $22.61%, and gross profit of $162,182, or 24.56%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to a reduction in sales volume primarily resulting from the divestiture of our retail distribution channel in 2007.  We had a segment profit of $38,257 compared to a segment loss of $26,564 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, respectively, due to improved manufacturing efficiencies, partially offset by higher freight and transportation costs.

Liquidity and Capital Resources

Net cash used in our operations was $1,064,622 for the three months ended March 31, 2008 compared to $1,495,431 for three months ended March 31, 2007. The cash used in operations for the three months March 31, 2008 was attributable to our net loss for the period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, deposits and other non current assets, and accounts payable, and decreases in cash, prepaid expenses and other current assets, accrued expenses and other current liabilities, other liabilities, and net operating activities of discontinued operations.  We had a marked improvement in our gross profit in the first quarter of 2008, resulting in an increase in our operating cash flow, largely as a result of being able to sell more of our in-house manufactured foam resins due to the attainment of certain required third party approvals and credentials necessary to enter certain of our target markets. Although our sales and operating cash flows are increasing, we may need to seek additional capital to fund our working capital requirements. To this end, the Chairman of the Board has committed to fund the Company $2 Million for 2008 and will continue to provide short term loans for working capital to manage cash flow fluctuations on an ongoing basis. We will likely seek to raise additional capital through private placements of debt or common or preferred stock from accredited sophisticated investors, to fund our aggressive strategic growth plans, including acquisitions.

Net cash used in investing activities was $42,184 for the quarter ended March 31, 2008 compared to $883,811 for the quarter ended March 31, 2007. We invested $42,184 towards construction in process for expansion of our Foam Plant in the three months ended March 31, 2008.

Net cash provided by financing activities was $823,424 for first quarter of 2008 compared to $2,104,154 for the first quarter of 2007. We made principal repayments of $200,000 on our Convertible Term Note and $21,576 on our long term debt, received proceeds of $1,050,000 from our Chairman of the Board for working capital, and paid $5,000 for Series D Preferred Stock dividends, in the first quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted presently in the United States, and, as such, we are not subject to foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.  However, we are experiencing an increase in international business and are utilizing letters of credit to mitigate any risk of collection.

Index

Item 4.  Controls and Procedures.

Quarterly Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were changes in our internal controls over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We previously reported to the SEC that a material weakness existed at December 31, 2007 based on turnover in a number of senior level finance and accounting positions during 2007 that contributed to significant year end adjustments. Management, in conjunction with the Audit Committee of the Board of Directors, hired a new and more experienced CFO, evaluated applicable accounting and finance processes, and implemented appropriate process improvements during the first quarter of 2008, to remediate this weakness. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.  Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Index of Exhibits on Page 13.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	May 19, 2008	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	May 19, 2008	By:	/s/ Paul Smiertka, CFO
		Name:	Paul Smiertka
		Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement dated March 3, 2008 between Paul Smiertka and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 3, 2008, filed March 4, 2008.
10.2	Option Agreement dated March 3, 2008 between Paul Smiertka and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 3, 2008, filed March 4, 2008.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.