Form 10-Q
period 2008-06-30
LAPOLLA INDUSTRIES INC
filed 2008-08-19
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

As of August 7, 2008 there were 61,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 (Unaudited) and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2008 and 2007	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2008 and 2007	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets:
Cash	$68,046	$339,855
Trade Receivables, Net	7,925,266	3,350,154
Inventories	3,090,730	2,698,097
Prepaid Expenses and Other Current Assets	605,346	532,233
Total Current Assets	11,689,388	6,920,339

Property, Plant and Equipment, Net	2,477,864	2,626,068

Other Assets:
Goodwill	1,951,000	1,951,000
Other Intangible Assets	130,778	142,318
Deposits and Other Non-Current Assets	207,160	226,320
Total Other Assets	2,288,938	2,319,638

Total Assets	$16,456,190	$11,866,045

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$5,307,044	$2,422,625
Accrued Expenses and Other Current Liabilities	1,761,859	1,266,533
Loan Payable – Related Party	843,348	—
Current Portion of Convertible Term Note	—	589,761
Current Portion of Long-Term Debt	74,302	84,939
Total Current Liabilities	7,986,553	4,363,858

Other Liabilities:
Revolving Credit Note	3,713,715	4,879,152
Non-Current Portion of Convertible Term Note	565,260	775,185
Non Current Portion of Long-Term Debt	57,871	107,255
Non Current Portion of Liabilities from Discontinued Operations	—	848
Total Other Liabilities	4,336,846	5,762,440

Total Liabilities	12,323,399	10,126,298

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at June 30, 2008 and December 31, 2007, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at June 30, 2008 and December 31, 2007	8,176	8,176

Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 61,944,803 and 59,125,700 Issued and Outstanding at June 30, 2008 and December 31, 2007, respectively	619,448	591,257
Additional Paid-In Capital	77,016,206	73,600,876
Accumulated (Deficit)	(73,566,075)	(72,515,597)
Total Stockholders' Equity	4,132,790	1,739,747

Total Liabilities and Stockholders' Equity	$16,456,190	$11,866,045

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$12,033,485	$9,519,871	$20,206,728	$16,789,193

Cost of Sales	9,296,825	7,726,476	15,969,044	13,813,350

Gross Profit	2,736,660	1,793,395	4,237,684	2,975,843

Operating Expenses:
Selling, General and Administrative	2,699,863	2,074,246	4,837,917	4,061,749
Professional Fees	198,506	104,027	415,289	136,646
Depreciation and Amortization	45,484	60,886	90,969	126,580
Consulting Fees	23,212	14,729	35,546	40,309
Interest Expense	147,165	129,195	306,295	192,717
Interest Expense – Related Party	39,272	—	43,348	—
Interest Expense – Amortization of Discounts	46,935	36,435	91,263	53,084
(Gain) Loss on Extinguishment of Debt	(481,833)	—	(481,833)	—
Other (Income) Expense	(50,633)	(5,208)	(50,633)	(4,694)
Total Operating Expenses	2,667,971	2,414,310	5,288,161	4,606,391

Net Income (Loss)	68,689	(620,915)	(1,050,477)	(1,630,548)
Plus: Dividends on Preferred Stock	(203,840)	(203,840)	(407,123)	(407,680)
Net (Loss) Available to Common Stockholders	(135,151)	(824,755)	(1,457,600)	(2,038,228)

Net (Loss) Per Share-Basic and Diluted	$(0.002)	$(0.015)	$(0.025)	$(0.038)

Weighted Average Shares Outstanding	59,227,776	53,612,251	59,209,198	53,598,584

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(1,050,477)	$(1,630,549)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization	192,464	145,633
Provision for Losses on Accounts Receivable	67,383	(129,315)
Amortization of Discount on Revolving Credit and Convertible Term Notes	91,263	53,084
Share Based Compensation Expense	851,544	533,347
Gain on Extinguishment of Debt	(481,833)	—
Changes in Assets and Liabilities:
Trade Receivables	(4,575,112)	(2,055,000)
Inventories	(392,633)	(1,882,431)
Prepaid Expenses and Other Current Assets	(73,113)	(134,794)
Deposits and Other Non Current Assets	(78,359)	(131,960)
Accounts Payable	2,884,419	1,771,897
Accrued Expenses and Other Current Liabilities	495,326	83,161
Other Liabilities	(1,513,943)	(435)
Net Operating Activities of Discontinued Operations	(848)	(9,152)
Net Cash (Used in) Operating Activities	(3,583,919)	(3,386,514)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(17,868)	(1,409,996)
Net Cash (Used in) Investing Activities	$(17,868)	$(1,409,996)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	—	4,000,000
Proceeds from Convertible Term Note	—	2,000,000
Principal Repayments on Convertible Term Note	(400,000)	—
Proceeds from Line of Credit	—	1,398,000
Payments to Line of Credit	—	(2,405,120)
Proceeds from Loans Payable – Related Party	3,800,000	617,000
Payments to Loans Payable – Related Party	—	(617,000)
Payments to Note Payable – Other	—	(13,336)
Principal Repayments on Long Term Debt	(60,022)	(223,484)
Payment of Preferred Stock Dividends	(10,000)	—
Net Financing Activities of Discontinued Operations	—	(326,129)
Net Cash Provided by Financing Activities	3,329,978	4,429,931

Net (Decrease) In Cash	$(271,809)	$(366,579)
Cash at Beginning of Period	339,855	382,116
Cash at End of Period	$68,046	$15,537

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$306,295	$192,715

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired from Issuance of Long Term Debt	$—	$28,000
Common Stock Issued-Exercise of Warrants for Principal Repayments to Revolving Credit Note	67,500	—
Common Stock Issued-Exercise of Warrants for Principal Repayments to Convertible Term Note	33,766	—
Common Stock Issued-Exercise of Warrants for Interest on Convertible Term Note	33,734	—
Common Stock Issued-Conversion of Convertible Term Note for Principal Repayments to Convertible Term Note	3,850	—
Common Stock Issued-Cancellation of Indebtedness for Principal Repayments to Loan Payable-Related Party	2,000,000	—
Common Stock Issued-Director Fees	—	28,440

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2008 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 9. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 14. Refer also to the Company’s 2007 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the six months ended June 30, 2008.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For both of the quarters ended June 30, 2008 and 2007, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 29% of purchases, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2008	December 31, 2007
Trade Receivables	$8,171,089	$3,528,594
Less: Allowance for Doubtful Accounts	(245,823)	(178,440)
Trade Receivables, Net	$7,925,266	$3,350,154

Note 4. Inventories.

The following is a summary of inventories at:

	June 30, 2008	December 31, 2007
Raw Materials	$1,319,138	$880,616
Finished Goods	1,771,592	1,817,481
Total	$3,090,730	$2,698,097

Note 5. Loans Payable – Related Party.

The Company received advances of $3,800,000 from the Chairman of the Board for working capital purposes pursuant to his 2008 commitment, of which $2,000,000 was canceled from the conversion of principal indebtedness in exchange for restricted common stock of the Company in the six months ended June 30, 3008.  The advances were recorded as short term demand loans bearing interest at 6% per annum. Accrued interest was $39,271 at June 30, 2008. See also Notes 6 - Revolving Credit and Term Loan Agreement and Related Agreements, Item E – Conversion of Principal Indebtedness for Equity, for additional information.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.  Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was amended on June 12, 2007 (“Loan Agreement”), under which ComVest agreed to loan up to $5,000,000 under a revolving credit note (“Revolving Credit Note”) and $2,000,000 under a convertible term note (“Convertible Term Note”), and the Company agreed to issue certain warrants (“Warrants”) to ComVest and register the conversion shares under the Convertible Term Note and warrant shares underlying the Warrants (“Registration Rights”). On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Credit Note, and Convertible Term Note, amended the existing Warrants, and issued a new warrant (“New Warrant”).  Per applicable rules, the amended and restated agreements constituted a substantial modification, which caused an extinguishment of debt resulting in a gain of $481,833, which is included in the accompanying statement of operations for the periods ended June 30, 2008.  The modified debt instruments were recorded at fair value resulting in a gain of $2,015,909, which was partially offset by a charge of $1,534,076 for the write off of the old warrant discount amortization ($464,639), deferred finance charges ($217,520), and fair value difference between the old warrants and the old repriced warrants, together with the fair value of the New Warrant ($851,917).  The modified debt will have a new effective interest rate of approximately 30%.  The resulting discounts, as noted below, will be amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the Loan Agreement’s related agreements as described above are provided hereinbelow, which summaries are qualified by reference to the full text of each respective agreement included as exhibits to this report.

A.      Revolving Credit Note - The Revolving Credit Note, as amended and restated, was increased to make up to $9,500,000 available, and bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. The coverage ration formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The term of the Revolving Credit Note was extended to August 31, 2010. The balance outstanding was $4,932,500 and unamortized discount was $1,218,785 at June 30, 2008.

B.      Convertible Term Note - The Convertible Term Note, as amended and restated, was increased to up to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in a final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Term Note was personally guaranteed by the Chairman of the Board. The balance outstanding was $1,362,384 and unamortized discount was $797,124.

C.      Warrants - The existing Warrants, as amended, are for the purchase of an aggregate of 1,500,000 shares of common stock, exercisable at an adjusted price of $.60 per share, expire on a date extended to June 30, 2013, and have a fair value of $1,241,360. The New Warrant was issued for the purchase of 1,000,000 shares of common stock, is exercisable at a price of $.78 per share, expires June 30, 2013, and has a fair value of $824,526.  The fair value of the existing Warrants was recalculated on the date of the amendment and restatement of the Loan Agreement, Revolving Credit Note, and Convertible Term Note, and the New Warrant on the date of grant or June 30, 2008. The fair value was calculated using a lattice-based valuation model with the following assumptions: (a) expected volatility of 220.67%, (b) $-0- expected dividends, (c) expected term of 5 years, and (d) risk-free rate of 3.382%. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of warrants is derived from the output of the valuation model and represents the periods of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

D.      Conversion of Principal Indebtedness to Equity – On June 30, 2008, pursuant to the Loan Agreement, the Chairman of the Board and majority stockholder converted $2,000,000 in principal of the short term loans he advanced to the Company during the second quarter of 2008 into 2,564,103 shares of restricted common stock at the rate of $.78 per share.

E.      Registration Rights – The Company determined that no liability is recognizable at June 30, 2008 for registration payment arrangements based on the fact that the Registration Statement was effective at June 30, 2008.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 7.  Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net income (loss) per common share at June 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	Amount	Amount	Amount	Amount
Net Income (Loss)	$68,689	$(620,916)	$(1,050,477)	$(1,630,549)
Net Income (Loss) Per Share – Basic	$0.001	$(0.011)	$(0.018)	$(0.030)
Weighted Average Common Shares Outstanding	59,277,776	53,612,251	59,209,198	53,598,584
Net (Loss) Per Share – Diluted	$0.001	$(0.011)	$(0.018)	$(0.030)
Weighted Average Common Shares Outstanding	61,433,441	53,612,251	62,566,154	53,598,584
Plus: Dividends on Preferred Stock	(203,840)	(203,840)	(407,123)	(405,550)
Net (Loss) Available to Common Stockholders	$(135,151)	$(824,756)	$(1,457,600)	$(2,036,099)
Net (Loss) Per Share – Basic and Diluted	$(0.023)	$(0.011)	$(0.025)	$(0.030)
Weighted Average Common Shares Outstanding	59,277,776	53,612,251	59,209,198	53,598,584

For the three month period ended June 30, 2008, the securities that could potentially dilute net income per share in the future that were included in the computation of diluted net income per share – diluted were (i) 1,769,330 shares of common stock issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 shares of common stock issuable upon exercise of warrants, (iii) 466,275 shares of common stock issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 shares of common stock issuable upon conversion of Series A Preferred Stock. For all other periods, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 1,769,330 and 2,597,403 shares of common stock issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 and 1,750,000 shares of common stock issuable upon exercise of warrants, (iii) 466,275 and 73,000 shares of common stock issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares of common stock issuable upon conversion of Series A Preferred Stock, for the six month period ended June 30, 2008 and three and six month period ended June 30, 2007, respectively.

Note 8.  Share–Based Payment Arrangements.

On May 5, 2008, the Company granted to its CEO and President an additional 2,000,000 stock options under the Company’s Equity Incentive Plan, as amended (“Plan”), for the purchase of common stock, at an exercise price of $.74 per share (100% of closing price) which vests in 250,000 option increments, with the first increment vesting on the earlier of June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, or the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has a quarterly profit, and each of the remaining increments on the last day of each the next seven fiscal quarters for which the Company has a quarterly profit, and once vested, is exercisable on an inclining cumulative basis over a four year period, subject in all cases to continued satisfactory employment through the last day of each such quarter, and expiring December 31, 2013 (“New Option”). The New Option amended existing stock options previously granted on July 12, 2005 also for 2,000,000 shares, at an exercise price of $.67 per share (100% of closing price), and expiring December 31, 2012 (“Existing Option”). There were 1,520,000 options remaining unvested under the Existing Option, all of which automatically vested when the New Option was granted on May 5, 2008.  The fair value of the New Option was calculated using a lattice-based valuation model with the following assumptions: (a) expected volatility of 227.18%, (b) $-0- expected dividends, (c) expected term of 5.7 years, and (d) risk-free rate of 3.266%. The expected volatility is based on the historical volatility of the Company’s common stock. The expected term of the New Option is derived from the output of the valuation model and represents the period of time that the New Option granted is expected to be outstanding. The risk-free rate for the period within the contractual life of the New Option is based on the U.S. Treasury yield curve in effect at the time of grant. The total compensation cost related to the New Option is $1,463,354, which is expected to be recognized over an approximate 33 month period after the date of grant. At June 30, 2008, the Company recognized an aggregate of $143,011 of compensation cost related to the New Option based on the first tranche of 250,000 stock options vesting based on the results of the second quarter of 2008.  The fair value of the Existing Option was calculated using a lattice-based valuation model using the following assumptions: (a) expected volatility of 152.95%, (b) $-0- expected dividends, (c) expected term of 6.0 years, and (d) risk-free rate of 3.974%. The expected volatility was based on the historical volatility of the Company’s common stock. The expected term of the Existing Option is derived from the output of the valuation model and represents the period of time that the Existing Option granted is expected to be outstanding. The risk-free rate for the period within the contractual life of the Existing Option is based on the U.S. Treasury yield curve in effect at the time of grant. The total compensation cost related to the Existing Option was $1,250,575, of which $284,892 was recognized during the second quarter of 2008 and the balance in prior periods. The Company recognized an aggregate of $601,766 and $851,554 in share based compensation expense during the three and six month periods ended June 30, 2008, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.   Business Segment Information.

The Company is a national manufacturer and supplier operating two segments based on manufacturing competencies, Foam and Coatings. The Company consolidated and restructured its segments at December 31, 2007 and prior periods have been reclassified to reflect the change. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses (including a certain portion of non-cash items such as share based compensation and the amortization of discounts related to certain debt instruments), insurance, investor relations, and gains and losses related to the disposal of corporate assets or extinguishments of liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments at:

	Three Months Ended June 30,
	2008			2007
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$9,110,929	$2,922,556	$12,033,485	$5,601,725	$3,918,146	$9,519,871
Cost of Sales	7,302,090	1,994,735	9,296,825	4,726,382	3,000,095	7,726,477
Gross Profit	1,808,838	927,822	2,736,660	868,811	924,583	1,793,394
Depreciation and Amortization	30,994	9,942	40,936	10,508	50,378	60,886
Interest Expense	132,519	42,509	175,028	97,461	68,169	165,630
Segment Profit (Loss)	297,669	493,709	791,378	(189,740)	(56,384)	(133,356)
Segment Assets (1)	10,768,487	5,340,668	16,182,989	8,925,528	6,770,477	15,696,005
Expenditures for Segment Assets	$—	$17,868	$17,868	$845,751	$89,866	$935,617

	Six Months Ended June 30,
	2008			2007
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$15,175,004	$5,031,724	$20,206,728	$10,125,114	$6,664,079	$16,789,103
Cost of Sales	12,367,295	3,601,749	15,969,044	8,731,950	5,081,400	13,813,350
Gross Profit	2,807,709	1,429,975	4,237,684	1,388,713	1,587,130	2,975,843
Depreciation and Amortization	61,485	20,387	81,872	21,960	104,620	126,580
Interest Expense	248,336	82,343	330,680	148,236	97,565	245,801
Segment Profit (Loss)	(67,332)	527,303	459,971	(770,039)	46,276	(723,763)
Segment Assets (1)	10,768,487	5,340,668	16,182,989	8,925,528	6,770,477	15,696,005
Expenditures for Segment Assets	$—	$17,868	$17,868	$134,204	$284,751	$418,955

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss	2008	2007	2008	2007
Total Profit or Loss for Reportable Segments	$791,378	$(133,356)	$459,971	$(723,763)
Unallocated Amounts:
Corporate Expenses (2)	(722,689)	(487,559)	(1,510,448)	(906,785)
Income (Loss) Before Income Taxes	$68,689	$(620,915)	$(1,050,477)	$(1,630,548)

Assets	June 30, 2008	December 31, 2007
Total Assets for Reportable Segments (1)	$16,085,471	$11,260,074
Other Unallocated Amounts (3)	370,719	605,972
Consolidated Total	$16,456,190	$11,866,045

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes significant portions of non-cash items such as share based compensation and the amortization of discounts associated with certain debt instruments.
(3)	Includes corporate assets which are principally cash and cash equivalents.

Note 10.   Subsequent Events.

On July 1, 2008, the Company entered into and closed an Amended and Restated Asset Purchase Agreement with AirTight Marketing and Distribution, Inc., a Georgia corporation (“AirTight”) and its stockholders, Larry P. Medford and Ted J. Medford, wherein the Company agreed to pay $1,500,000 in cash and issue 2,000,000 shares of restricted common stock, par value $.01, in exchange for all of the assets of AirTight. In connection with the AirTight Asset Purchase, the Company entered into an Executive Employment Agreement and Stock Option Agreement with one of the principals. Included in the Company's trade receivables, net balance of $7,925,266 is $1,419,496 of receivables due from Air Tight.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and six months ended June 30, 2008 and 2007, and our financial condition at June 30, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2007, including any amendments thereto.

Performance for the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended June 30:

	2008	2007
Sales	$12,033,485	$9,519,871

Our sales increased $2,513,614, or 26.4%, compared to the same period in 2007, due primarily to an increase in wall and roofing foam insulation sales in our Foam segment. Increased market share in the Foam segment is due to gains in existing foam markets, as well as aggressive growth associated with volatile energy costs, and the recognition of foam’s energy conserving value by consumers and distributors historically tied to conventional insulation markets, such as fiberglass. LaPolla’s year over year substantial sales increase is indicative of the public’s search for green building materials and sustained energy solutions as we continue to grow market share despite a contracting housing market. As the building industry recovers, LaPolla is positioned to further capitalize on the public’s need for cost savings related to energy.

Cost of Sales

Cost of sales increased $ 1,570,348, or 20.3%, compared to the same period in 2007, due to higher sales volumes in the Foam segment and higher freight costs associated with rising oil prices.

Gross Profit

Our gross profit increased $ 943,266, or 52.6%, compared to the same period in 2007, due to an increase in our higher sales volumes augmented by improved margins associated with our in-house, manufactured foam resins. Gross margin percentage increased 3.9% compared to same period in 2007 due primarily to efficiencies recognized from our new foam resin plant which started up in the latter part of 2007 (while 2007 first half results reflected outside-purchased, distributed foam resins).  In addition, the divestiture of our retail coatings business in 2007 has allowed LaPolla to focus on our core competencies, generating a more strategic product mix with coatings sales linked to roofing foam insulation. Further improvement in margins is expected as volumes increase, plant productivity gains are realized, and purchasing power related to raw materials increases.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, and other (income) expense. These total operating expenses increased $253,661, or 10.5%, compared to the same period in 2007, due to an increase of $625,617 for SG&A, $94,479 for professional fees, $8,483 for consulting fees, $17,970 for interest expense, $39,272 for interest expense – related party, $10,500 for interest expense – amortization of discounts, partially offset by a $481,833 gain on extinguishment of debt, $45,425 for other income (royalties), and a decrease of $15,402 for depreciation and amortization.

SG&A increased $625,617, or 30.2%, compared to the same period in 2007, due primarily to an increase in non cash, share based compensation of $351,304, higher commissions of $219,694 associated with increased sales volumes, and an additional $67,383 to our allowance for doubtful accounts, partially offset by a decrease in payroll and related employee benefits of $43,995 and travel and related expenses of $48,061. The increase in commissions was anticipated, as we continue to grow sales, market share and margins.  Cost control remains a priority as we continue to monitor expenses and look to capitalize on bundling corporate purchases.

Index

Professional fees increased $94,479, or 90.8%, compared to the same period in 2007, due primarily to legal fees.

Depreciation and amortization expense decreased $15,401, or 25.3%, compared to the same period in 2007.

Consulting fees increased $8,483, or 57.6%, compared to the same period in 2007, due to an increase in outside professional services aimed at cost reductions.

Interest expense increased $17,970, or 13.9%, compared to the same period in 2007, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party was $39,272 compared to $-0- in the same period in 2007, due to utilizing capital from the Chairman of the Board’s financial commitment to the Company.

Interest expense – amortization of discount increased $10,500, or 28.8%, compared to the same period in 2007, due primarily to the restructuring of our Convertible Term Note and Revolving Credit Note.

Gain on extinguishment of debt was $481,833 compared to $-0- in the same period in 2007, due to the modification of our ComVest credit instruments.

Other income increased $45,425, or 872.2%, compared to the same period in 2007, due to the recognition of royalty payments associated with the divestiture of our retail coatings business in 2007.

Net Loss

Net income was $68,689 compared to net loss of $620,915 for the same period in 2007, due to substantial gains in Foam sales and margins associated with a product mix tailored to green building materials and energy solutions. An increase in non cash charges, such as share based compensation and allowance for doubtful accounts were partially offset by a non cash gain on the extinguishment of debt. Cost controls have been implemented and our key focuses are sales and margin growth. Net income per share was $.001 compared to net loss of $.01 per share for the same period in 2007.

Net loss available to common stockholders decreased $689,604, or 83.6%, and related loss per share decreased $.013, or 86.6%, compared to the same period in 2007. The decrease in net loss available to common stockholders and related loss per share are attributable to the decrease in the net loss and increase in the number of shares of common stock issued and outstanding for the current period in 2008 compared to the prior period in 2007. Dividends accrued on our outstanding Series D Preferred Stock were $203,840 for both of the 2008 and 2007 periods.

Results of Business Segments

The following is a summary of sales by segment for the three months ended June 30:

Segments	2008	2007
Foam	$9,110,929	$5,601,725
Coatings	2,922,556	3,918,146

Foam sales increased $3,509,204, or 62.6%, compared to the same period in 2007, due to increased volumes associated with energy efficient building products amid volatile crude oil prices.  The attainment of critical third party approvals and credentials on our foam formulations has allowed us to penetrate markets previously unavailable. Cost of sales increased $2,575,708, or 54.5%, compared to the same period in 2007, due to higher sales volumes. Gross profit increased $940,027, or 108.2%, compared to the same period in 2007, due to higher sales volumes in this energy efficient product line and improved manufacturing efficiencies from our new Foam facility, partially offset by higher freight and transportation costs. Segment profit was $297,699 compared to a segment loss of $189,740 for the same period for 2007 primarily due to sales and margin increases in an economy continuing to search for energy solutions.

Coatings sales decreased $995,590, or 25.4%, with a corresponding decrease in our cost of sales of $1,005,360, or 33.5%. Gross profit increased $3,239, or .003%, compared to the same period in 2007, due to an improved product mix associated with the divestiture of our retail distribution channel in 2007. We had a segment profit of $493,709 compared to a segment loss of $56,384 for the same period in 2007, as the 2007 divestiture of our retail coatings business allowed us to focus on higher margin coatings used in conjunction with our insulating roofing foam.

Index

Performance for the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Overall Results of Operations

Sales

The following is a summary of sales for the six months ended June 30:

	2008	2007
Sales	$20,206,728	$16,789,193

Our sales increased $3,417,535, or 20.4%, compared to the same period in 2007, due primarily to an increase in wall and roofing foam insulation sales in our Foam segment, partially offset by a decline in retail coatings sales volumes as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Market share gains continue to be attained in our Foam segment as consumers and distributors recognize the economic advantages foam provides homeowners and commercial landlords as compared to less energy-efficient conventional insulation products, such as fiberglass. Volatile oil prices, and the associated impact on utilities such as electricity and natural gas, position us for further market share gains in the future.  Public awareness of green building materials and sustained energy solutions has escalated, and our foam and coatings product lines will provide millions of people the opportunity to realize sought after, environmentally conscious, energy cost savings.

Cost of Sales

Cost of sales increased $2,155,694, or 15.6%, compared to the same period in 2007, due to higher sales volumes in our Foam segment and higher freight costs associated with higher oil prices.

Gross Profit

Our gross profit increased $1,261,841, or 42.4%, compared to the same period in 2007, due to an increase in sales in our Foam segment, partially offset by a decrease in retail coatings sales as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Gross margin percentage increased 3.2% compared to same period in 2007 due primarily to efficiencies recognized from our new foam resin plant, as well as an improved coatings products mix more aligned with our core competencies.  Further improvement in margins is expected as volumes increase, plant productivity gains are realized, and purchasing power related to raw materials increases.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, and other (income) expense. These total operating expenses increased $681,770, or 14.8%, compared to the same period in 2007, due to an increase of $776,168 for SG&A, $278,643 for professional fees, $113,578 for interest expense, $43,348 for interest expense – related party, and $38,179 for interest expense – amortization of discount, partially offset by a $481,833  gain on extinguishment of debt, $45,939 for other income (royalties), a decrease of $35,611 for depreciation and amortization, and $4,763 for consulting fees.

SG&A increased $776,168, or 19.1%, compared to the same period in 2007, due primarily to increases in non cash, share based compensation of $318,207, allowance for doubtful accounts of $67,383, recruiting fees of $46,101, research and development of $77,780, and higher commissions of $244,101 associated with increased sales volumes, partially offset by a decrease in payroll and related employee benefits of $85,223 and travel and related expenses of $32,540. The increase in commissions was anticipated, as we continue to grow sales, market share and margins. Cost control remains a priority as we continue to monitor expenses and look to improve cash flow.

Professional fees increased $278,643, or 203.9%, compared to the same period in 2007, due to an increases for auditing and auditing related services as well as higher than expected legal fees.

Depreciation and amortization expense decreased $35,611, or 28.1%, compared to the same period in 2007.

Consulting fees decreased $4,763, or 11.8%, compared to the same period in 2007, due to a decrease in outside professional services.

Interest expense increased $113,578, or 58.9%, compared to the same period in 2007, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Index

Interest expense – related party was $43,348 compared to $-0- in the same period in 2007, due to us utilizing capital from the Chairman of the Board’s financial commitment to the Company.

Interest expense – amortization of discount increased $38,179, or 71.9%, compared to the same period in 2007, due primarily to the restructuring of our Convertible Term Note and Revolving Credit Note.

Gain on extinguishment of debt was $481,833 compared to $-0- in the same period in 2007, due to the modification of our ComVest credit instruments.

Other income increased $49,939, or 978.7%, compared to the same period in 2007, due to the recognition of royalty payments associated with the divestiture of our retail coatings business in 2007.

Net Loss

Net loss decreased $580,071, or 35.6%, compared to the same period in 2007, due to increases in Foam sales and margins, while non cash expenses (share based compensation, amortization of discounts, and allowance for doubtful accounts), were partially offset by non cash gains (extinguishment of debt).  In addition, SG&A costs included higher commissions, legal fees, and interest expense. Cost controls have been implemented and our key focuses are sales and margin growth. Net loss per share decreased $.017, or less than 1%, compared to the same period in 2007.

Net loss available to common stockholders decreased $580,628, or 28.5%, and related loss per share decreased $.013, or 34.2%, compared to the same period in 2007. The decrease in net loss available to common stockholders and related loss per share are attributable to the decrease in the net loss and increase in the number of shares of common stock issued and outstanding for the current period in 2008 compared to the prior period in 2007. Dividends accrued on our outstanding Series D Preferred Stock were $407,123 for the current period in 2008 compared to $405,550 in the prior period in 2007.

Results of Business Segments

The following is a summary of sales by segment for the six months ended June 30:

Segments	2008	2007
Foam	$15,175,004	$10,125,114
Coatings	5,031,724	6,664,079

Foam sales increased $5,049,890, or 49.9%, compared to the same period in 2007, due to increased volumes associated with energy efficient building products amid volatile crude oil prices and attainment of certain third party approvals and credentials on our foam formulations. Cost of sales increased $3,635,345, or 41.6%, compared to the same period in 2007, due to higher sales volumes. Gross profit increased $1,418,996, or 102.2%, compared to the same period in 2007, due to higher sales volumes and improved manufacturing efficiencies, partially offset by higher freight and transportation costs. Segment loss decreased $702,707, or 91.3%, primarily from increased volumes and margins associated with the aggressive growth realized in our energy saving product lines and improvement from manufacturing our own foam resins. As volatile energy costs continue, builders and owners alike are opting for sustainable and energy efficient materials, such as LaPolla’s spray polyurethane foam, which is providing substantial volume increases despite sluggish economic conditions.

Coatings sales decreased $1,632,355, or 24.5%, with a corresponding decrease in our cost of sales of $1,479,651, or 29.1%.  Gross profit decreased $157,155, or 9.9%, compared to the same period in 2007, due to the divestiture of our retail distribution channel in 2007, partially offset by an improved product mix.  Segment profit increased $481,027, or 103.9%, compared to the same period in 2007, as the 2007 divestiture of our retail coatings business allowed us to focus on higher margin coatings used in conjunction with our insulating roofing foam.

Index

Liquidity and Capital Resources

Net cash used in our operations was $3,583,919 for the six months ended June 30, 2008 compared to $3,386,514 for the same period in 2007. The cash used in operations for the six months June 30, 2008 was attributable to our net loss for the period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, accounts payable, accrued expenses and other current liabilities, and other liabilities, and decreases in cash, inventories, prepaid expenses and other current assets, deposits and other non current assets, and net operating activities of discontinued operations.

The current quarter included non cash items such as $601,766 of share based compensation expense, partially offset by a $481,833 gain on the extinguishment of debt.  The marked improvement in our gross profit in the three and six months ended June 30, 2008 was a result of increased sales in our foam business as consumers recognize the value of our energy efficient polyurethane spray foam and the attainment of required third party approvals and credentials necessary to enter certain of our target markets. Although our sales and operating cash flows have increased past the cash flow breakeven point, we may seek to raise capital through private placements of common or preferred stock from accredited sophisticated investors to not only fund our aggressive strategic growth plans, including acquisitions, but also to reduce our interest expense.

Net cash used in investing activities was $17,868 for the six months ended June 30, 2008 compared to $1,409,996 for the same period in 2007. The $17,868 related to our Coating Plant in Houston, Texas.

Net cash provided by financing activities was $3,329,978 for the six months ended June 30, 2008 compared to $4,429,931 for the same period in 2007. We made principal repayments of $400,000 on our Convertible Term Note, $60,022 on our long term debt, received proceeds of $3,800,000 from our Chairman of the Board for working capital, and paid $10,000 in dividends on our Series D Preferred Stock in the six months ended June 30, 2008.

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

Item 4.  Controls and Procedures.

Quarterly Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the second quarter of 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 30, 2008, the Company sold to Richard J. Kurtz, its Chairman of the Board and principal stockholder, in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, 2,564,103 shares of restricted common stock, par value $.01, at a price per share of $.78, through cancellation of $2,000,000 of principal indebtedness owed to him by the Company. The price per share reflects the ten (10) day volume weighted average price (VWAP) of the Company’s common stock as traded on the NASDAQ OTC Bulletin Board prior to June 30, 2008.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 1, 2008, subject to approval of stockholders, the Board of Directors resolved to amend our Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate”), by increasing the authorized common stock capitalization limit from 70 Million shares to 98 Million shares and to amend our Equity Incentive Plan, as amended (the “Equity Plan”), to increase the number of shares of common stock reserved under the Plan from 6 Million shares to 10 Million shares. On the record date of May 2, 2008, stockholders representing 67.49% of the 59,298,700 shares of the Company’s outstanding common stock, approved and consented to amendments to the Restated Certificate and Equity Plan.  On May 19, 2008, an Information Statement was mailed to all of our stockholders to comply with the requirements of Section 14(c) of the Securities Exchange Act of 1934, as amended, providing information to all stockholders in connection with actions by written consent taken on May 2, 2008. The written consent became effective 20 calendar days after the date the Information Statement and related materials were mailed or on June 10, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Index of Exhibits on Page 16.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 19, 2008	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 19, 2008	By:	/s/ Paul Smiertka, CFO
		Name:	Paul Smiertka
		Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
4.1	Certificate of Amendment of Restated Certificate of Incorporation dated June 10, 2008 as filed with the State of Delaware on June 10, 2008.
4.2	Pro Forma Restated Certificate of Incorporation, as amended June 10, 2008, and currently in effect.
10.1	Second Amendment to Equity Incentive Plan dated May 1, 2008 (incorporated by reference to Appendix B to Schedule 14C Information Statement dated May 19, 2008, filed May 19, 2008).
10.2	Pro Forma Equity Incentive Plan. As amended May 19, 2008, and currently in effect.
10.1	Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2008, filed May 7, 2008.
10.2	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2008, filed May 7, 2008.
10.3
Amended and Restated Revolving Credit and Term Loan Agreement between LaPolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.4	Amended and Restated Convertible Term Note between LaPolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.5	Guaranty between ComVest and Richard J. Kurtz dated June 30, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.6	Amended and Restated Revolving Credit Note between LaPolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.7	Confirmation of Debt-to-Equity Conversion between Richard J Kurtz and LaPolla dated June 30, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.8	Warrant No. CV-1 To Purchase Shares of Common Stock issued to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007).
10.9	Warrant No. CV-2 To Purchase Shares of Common Stock issued to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007).
10.10	Warrant No. CV-3 To Purchase Shares of Common Stock issued to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007).
10.11	Warrant No. CV-5 To Purchase Shares of Common Stock issued to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.12
Warrant Amendment Letter re: Repricing of Warrants CV-1, CV-2, and CV-3 dated June 30, 2008 between LaPolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.