Form 10-Q
period 2008-09-30
LAPOLLA INDUSTRIES INC
filed 2008-11-20
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

As of November 3, 2008 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

i

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

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2008 and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2008 and 2007	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2008 and 2007	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007
Assets

Current Assets:
Cash	$343,386	$339,855
Trade Receivables, Net	10,064,638	3,350,154
Inventories	4,319,566	2,698,097
Prepaid Expenses and Other Current Assets	698,330	532,233
Total Current Assets	15,425,920	6,920,339

Property, Plant and Equipment, Net	2,651,443	2,626,068

Other Assets:
Goodwill	5,239,506	1,951,000
Other Intangible Assets	1,575,009	142,318
Deposits and Other Non-Current Assets	216,514	226,320
Total Other Assets	7,031,029	2,319,638

Total Assets	$25,108,392	$11,866,045

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$7,137,225	$2,422,625
Accrued Expenses and Other Current Liabilities	1,507,018	1,266,533
Loan Payable – Related Party	856,102	—
Current Portion of Asset Purchase Promissory Note	250,000	—
Current Portion of Convertible Term Note	—	589,761
Current Portion of Long-Term Debt	122,359	84,939
Total Current Liabilities	9,872,704	4,363,858

Other Liabilities:
Revolving Credit Note	6,346,629	4,879,152
Non-Current Portion of Asset Purchase Promissory Note	1,150,000	—
Non-Current Portion of Convertible Term Note	2,286,610	775,185
Non Current Portion of Long-Term Debt	185,678	107,255
Non Current Portion of Liabilities from Discontinued Operations	—	848
Total Other Liabilities	9,968,917	5,762,440

Total Liabilities	19,841,621	10,126,298

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at September 30, 2008 and December 31, 2007, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at September 30, 2008 and December 31, 2007	8,176	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803 and 59,125,700 Issued and Outstanding at September 30, 2008 and December 31, 2007, respectively	639,448	591,257
Additional Paid-In Capital	78,104,815	73,600,876
Accumulated (Deficit)	(73,540,703)	(72,515,597)
Total Stockholders' Equity	5,266,771	1,739,747

Total Liabilities and Stockholders' Equity	$25,108,392	$11,866,045

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$13,880,220	$8,369,502	$34,086,949	$25,158,695

Cost of Sales	11,299,494	6,646,741	27,268,539	20,460,092

Gross Profit	2,580,726	1,722,761	6,818,410	4,698,603

Operating Expenses:
Selling, General and Administrative	1,893,033	2,135,274	6,730,950	6,197,023
Professional Fees	89,768	157,431	505,056	294,077
Depreciation and Amortization	115,556	55,113	206,525	181,693
Consulting Fees	27,411	58,871	62,957	99,180
Interest Expense	225,069	180,832	531,364	363,549
Interest Expense – Related Party	12,754	2,067	56,102	2,067
Interest Expense – Amortization of Discounts	196,508	44,884	287,770	107,968
(Gain) Loss on Extinguishment of Debt	—	—	(481,833)	—
Other (Income) Expense	(4,743)	(134,251)	(55,375)	(138,945)
Total Operating Expenses	2,555,355	2,500,221	7,843,516	7,106,612

Net Income (Loss)	25,371	(777,460)	(1,025,105)	(2,408,009)
Plus: Dividends on Preferred Stock	(206,080)	(205,970)	(613,760)	(611,520)
Net (Loss) Available to Common Stockholders	(180,709)	(983,430)	(1,638,865)	(3,019,529)

Net (Loss) Per Share-Basic and Diluted	$(0.003)	$(0.018)	$(0.027)	$(0.056)

Weighted Average Shares Outstanding	62,944,803	53,635,699	59,722,800	53,611,138

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(1,025,105)	$(2,408,009)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization	356,128	253,030
Provision for Losses on Accounts Receivable	181,323	(129,314)
Amortization of Discount on Revolving Credit and Convertible Term Notes	287,770	107,968
Share Based Compensation Expense	683,750	799,636
Gain on Extinguishment of Debt	(481,833)	—
Changes in Assets and Liabilities, Net of Effects from AirTight Asset Purchase:
Trade Receivables	(7,554,739)	(1,281,454)
Inventories	(1,149,562)	(555,540)
Prepaid Expenses and Other Current Assets	(166,096)	(3,258)
Deposits and Other Non Current Assets	9,806	(96,732)
Accounts Payable	3,354,892	(1,145,652)
Accrued Expenses and Other Current Liabilities	347,167	(258,838)
Other Liabilities	(1,121,864)	(435)
Net Operating Activities of Discontinued Operations	(848)	(9,152)
Net Cash (Used in) Operating Activities	(6,279,211)	(4,727,750)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(13,520)	(1,479,076)
Payment under AirTight Asset Purchase Promissory Note, Net of Cash Acquired	(100,000)	—
Net Cash (Used in) Investing Activities	$(113,520)	$(1,479,076)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	2,520,140	5,000,000
Principal Repayments on Revolving Credit Note	(67,500)	—
Proceeds from Convertible Term Note	1,637,616	2,000,000
Principal Repayments on Convertible Term Note	(400,000)	—
Proceeds from Line of Credit	—	1,398,000
Payments to Line of Credit	—	(2,405,120)
Proceeds from Loans Payable – Related Party	3,800,000	950,000
Payments to Loans Payable – Related Party	(1,000,000)	(400,000)
Payments to Note Payable – Other	—	(13,336)
Principal Repayments on Long Term Debt	(78,994)	(305,676)
Payment of Preferred Stock Dividends	(15,000)	—
Net Financing Activities of Discontinued Operations	—	(326,129)
Net Cash Provided by Financing Activities	6,396,262	5,897,739

Net Increase (Decrease) In Cash	$3,531	$(309,087)
Cash at Beginning of Period	339,855	382,116
Cash at End of Period	$343,386	$73,029

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$531,364	$361,912

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired from Issuance/Acquisition of Long Term Debt	$267,953	$—
Promissory Note entered into in connection with AirTight Asset Purchase Agreement	1,400,000	—
Common Stock Issued-AirTight Asset Purchase Agreement	1,480,000	—
Common Stock Issued-Exercise of Warrants for Principal Repayments to Revolving Credit Note	67,500	—
Common Stock Issued-Exercise of Warrants for Principal Repayments to Convertible Term Note	33,766	—
Common Stock Issued-Exercise of Warrants for Interest on Convertible Term Note	33,734	—
Common Stock Issued-Partial Conversion of Convertible Term Note as Principal Repayment	3,850	—
Common Stock Issued-Cancellation of Indebtedness for Principal Repayments to Loan Payable-Related Party	2,000,000	—

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation.

The consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the consolidated financial statements. The consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2008 unaudited consolidated financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 9. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 13. Refer also to the Company’s 2007 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the nine months ended September 30, 2008.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For the quarters ended September 30, 2008 and 2007, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 41% and 34% of purchases, respectively.

Note 3.	Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2008	December 31, 2007
Trade Receivables	$10,424,401	$3,528,594
Less: Allowance for Doubtful Accounts	(359,763)	(178,440)
Trade Receivables, Net	$10,064,638	$3,350,154

Although the Company believes the current allowance for doubtful accounts reserve is reasonable at this time, the weakening economy and tighter credit markets may require an increase in future periods.

Note 4.	Inventories.

The following is a summary of inventories at:

	September 30, 2008	December 31, 2007
Raw Materials	$1,435,211	$880,616
Finished Goods	2,884,355	1,817,481
Total	$4,319,566	$2,698,097

Note 5.	Asset Purchase Agreement.

On July 1, 2008, LaPolla entered into and closed an Amended and Restated Asset Purchase Agreement (“Asset Purchase Agreement”) with AirTight Marketing and Distribution, Inc., a Georgia corporation (“AirTight”) and its stockholders, Larry P. Medford and Ted J. Medford (“Shareholders”), wherein the Company agreed to pay $1,500,000 in cash, issue 2,000,000 shares of restricted common stock, par value $.01, and forgive an outstanding trade receivable balance of $1,419,496 due from AirTight on the date of the closing, in exchange for certain assets and liabilities of AirTight. The Company paid $100,000 in cash at closing and issued a promissory note totaling $1,400,000 to AirTight and AirTight Shareholders, payable in installments on the last day of each calendar year until paid in full by December 31, 2012. Prior to the purchase, AirTight was a leading regional spray foam insulation distributor located in Rutledge, Georgia that provided turn-key start-ups and training programs for potential spray foam insulators. LaPolla purchased AirTight’s customer base which includes commercial and residential spray foam insulation contractors. The basic assets purchased from AirTight include, but are not limited to, trademarks, customer list, Shareholder non-competes, inventories, equipment, accounts receivable, and goodwill. The results of AirTight’s operations have been included in LaPolla’s consolidated financial statements since that date.  As a result of the purchase, LaPolla/AirTight has become a leading national provider of turn-key start-up and training for spray foam insulators.  Cost reductions are anticipated through synergies recognized from the purchase.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 5.	Asset Purchase Agreement - continued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of purchase. LaPolla is in the process of verifying valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At July 1, 2008
(Unaudited)

Current Assets	$1,051,148
Property, Plant, and Equipment, Net	267,953
Other Intangible Assets	1,500,000
Goodwill	3,288,506
Total Assets Acquired	$6,107,608

Current Liabilities	$1,466,390
Long-Term Debt	195,534
Total Liabilities Assumed	$1,661,924

Net Assets Purchased	$4,445,684

In connection with the allocation of the purchase price by LaPolla and the AirTight Shareholders, $1,500,000 was attributed to Other Intangible Assets, of which $750,000 was assigned to trademarks (15 year useful life), $650,000 was assigned to the customer list (5 year useful life), and $100,000 was assigned to the Shareholder non-competes (5 year useful life). The $3,288,506 of goodwill was assigned to the Foam segment. The Company is in the process of completing with its registered public accounting firm the Audit of AirTight’s financial statements. The Company will file the appropriate Form 8-K to include these financial statements as soon as reasonably practical hereafter.

Note 6.	Loans Payable – Related Party.

The Company received advances of $3,800,000 from the Chairman of the Board for working capital purposes pursuant to his 2008 commitment, of which $3,000,000 repaid from cash and cancellation of indebtedness at September 30, 2008. The advances were recorded as short term demand loans bearing interest at 6% per annum. Accrued interest was $56,102 at September 30, 2008.

Note 7.	Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was amended on June 12, 2007 (“Loan Agreement”), under which ComVest agreed to: (i) loan up to $5,000,000 under a revolving credit note (“Revolving Credit Note”); (ii) execute a $2,000,000 convertible term note (“Convertible Term Note”); (iii) issue certain warrants (“Warrants”) to ComVest; and (iv) register the underlying shares issuable under the Convertible Term Note and the Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Credit Note, and Convertible Term Note, amended the existing Warrants, and issued a new warrant (“New Warrant”).  Per applicable rules, the amended and restated agreements constituted a substantial modification, which caused an extinguishment of debt resulting in a gain of $481,833.  The modified debt instruments were recorded at fair value on June 30, 2008 resulting in a gain of $2,015,909, which was partially offset by a charge of $1,534,076 relating to the write off of the old warrant discount amortization of $464,639, deferred finance charges of $217,520, and fair value difference between the old warrants and the old repriced warrants, together with the fair value of the New Warrant of $851,917.  The modified debt will have a new effective interest rate of approximately 30%.  The resulting discounts, as noted below, will be amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the agreements related to the Loan Agreement as described above are provided below.

A.  Revolving Credit Note - The Revolving Credit Note, as amended and restated, was increased to make up to $9,500,000 available, and bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. The coverage ratio formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The term of the Revolving Credit Note was extended to August 31, 2010. The balance outstanding was $7,452,640 and unamortized discount was $1,106,011 at September 30, 2008.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 7.	Revolving Credit and Term Loan Agreement and Related Agreements - continued.

B.  Convertible Term Note - The Convertible Term Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in a final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Term Note was personally guaranteed by the Chairman of the Board. The balance outstanding was $3,000,000 and unamortized discount was $713,390 at September 30, 2008.

C.  Warrants - The existing Warrants, as amended, are for the purchase of an aggregate of 1,500,000 shares of common stock, exercisable at an adjusted price of $.60 per share, expire on a date extended to June 30, 2013, and have a fair value of $1,241,360. The New Warrant was issued for the purchase of 1,000,000 shares of common stock, is exercisable at a price of $.78 per share, expires June 30, 2013, and has a fair value of $824,526.  The fair value of the existing Warrants was recalculated on the date of the amendment and restatement of the Loan Agreement, Revolving Credit Note, and Convertible Term Note, and the New Warrant on the date of grant or June 30, 2008. The fair value was calculated using a lattice-based valuation model using the following assumptions: (a) expected volatility of 220.67%, (b) $-0- expected dividends, (c) expected term of 5 years, and risk-free rate of 3.382%. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of warrants is derived from the output of the valuation model and represents the periods of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

D.  Conversion of Principal Indebtedness to Equity – Pursuant to the Loan Agreement, the Chairman of the Board and majority stockholder converted $2,000,000 in principal of the short term loans he advanced to the Company during the second quarter of 2008 into 2,564,103 shares of restricted common stock at the rate of $.78 per share on June 30, 2008.

E.  Registration Rights – The Company determined that no liability is recognizable at September 30, 2008 for registration payment arrangements based on the fact that the Registration Statement was effective at September 30, 2008.

Note 8.	Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net income (loss) per common share at September 30:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	Amount	Amount	Amount	Amount
Net Income (Loss)	$25,371	$(777,460)	$(1,025,105)	$(2,408,009)
Net Income Per Share – Basic	$0.000	$—	$—	$—
Weighted Average Common Shares Outstanding	62,944,803	—	—	—
Net (Loss) Per Share – Diluted	$0.000	$(0.014)	$(0.017)	$(0.045)
Weighted Average Common Shares Outstanding	67,043,657	53,635,699	59,722,800	53,611,138
Plus: Dividends on Preferred Stock	(203,840)	(203,840)	(407,123)	(405,550)
Net (Loss) Available to Common Stockholders	(135,151)	(824,756)	(1,457,600)	(2,036,099)
Net (Loss) Per Share – Basic and Diluted	$(0.002)	$(0.015)	$(0.024)	$(0.038)
Weighted Average Common Shares Outstanding	62,944,803	53,635,699	59,722,800	53,611,138

For the three month period ended September 30, 2008, the securities that could potentially dilute net income per share in the future that were included in the computation of diluted net income per common share – diluted were (i) 3,896,104 shares issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 shares issuable upon exercise of warrants, (iii) 499,164 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 shares issuable upon conversion of Series A Preferred Stock.  For all other periods, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per common share in the future that were not included in the computation of diluted (loss) per share were (i) 3,896,104 and 2,500,000 shares issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 and 1,750,000 shares issuable upon exercise of warrants, (iii) 499,164 and 73,000 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, for the nine month period ended September 30, 2008 and three and nine month period ended September 30, 2007, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.	Business Segment Information.

The Company is a national manufacturer and supplier operating two segments based on manufacturing competencies: Foam and Coatings. The Company consolidated and restructured its segments at December 31, 2007 and prior periods have been reclassified to reflect the change. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses (including a certain portion of non-cash items such as share based compensation and the amortization of discounts related to certain debt instruments), insurance, investor relations, and gains and losses related to the disposal of corporate assets or extinguishments of liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments at:

	Three Months Ended September 30,
	2008			2007
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$10,983,173	$2,897,047	$13,880,220	$5,599,787	$2,769,715	$8,369,502
Cost of Sales	8,889,817	2,409,677	11,299,494	4,690,991	1,955,750	6,646,741
Gross Profit	2,093,356	487,370	2,580,726	908,796	813,965	1,722,761
Depreciation and Amortization	82,294	21,707	104,000	10,274	44,839	55,113
Interest Expense	257,759	67,989	325,748	152,403	75,380	227,783
Segment Profit (Loss)	624,745	104,735	729,480	(306,513)	173,103	(133,410)
Segment Assets (1)	18,816,427	5,599,413	24,415,840	8,380,544	5,126,502	13,507,046
Expenditures for Segment Assets	$274,713	$6,760	$281,473	$97,858	$10,873	$108,731

	Nine Months Ended September 30,
	2008			2007
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$26,147,692	$7,939,257	$34,086,949	$15,714,694	$9,444,001	$25,158,695
Cost of Sales	21,254,628	6,013,911	27,268,539	13,399,144	7,060,948	20,460,092
Gross Profit	4,893,064	1,925,346	6,818,410	2,315,550	2,383,053	4,698,603
Depreciation and Amortization	142,581	43,292	185,873	32,663	149,030	181,693
Interest Expense	503,537	152,890	656,427	295,811	177,773	473,584
Segment Profit (Loss)	470,075	637,764	1,107,839	(1,073,888)	216,715	(857,173)
Segment Assets (1)	18,390,577	6,025,264	24,415,840	7,866,362	5,640,683	13,507,045
Expenditures for Segment Assets	$325,831	$15,694	$341,525	$1,338,261	$256,167	$1,594,428

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss	2008	2007	2008	2007
Total Profit or Loss for Reportable Segments	$729,480	$(133,410)	$1,107,839	$(857,173)
Unallocated Amounts:
Corporate Expenses (2)	(704,109)	(644,050)	(2,132,944)	(1,550,835)
Income (Loss) Before Income Taxes	$25,371	$(777,460)	$(1,025,105)	$(2,408,008)

Assets	September 30, 2008	December 31, 2007
Total Assets for Reportable Segments (1)	$24,415,840	$11,260,074
Other Unallocated Amounts (3)	692,551	605,972
Consolidated Total	$25,108,391	$11,866,045
___________________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes significant portions of non-cash items such as share based compensation and amortization of debt discounts.
(3)	Includes corporate assets which are principally cash and cash equivalents.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and nine months ended September 30, 2008 and 2007, and our financial condition at September 30, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2007, including any amendments thereto.

Performance for the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended September 30:

	2008	2007
Sales	$13,880,220	$8,369,502

Our sales increased $5,510,718, or 65.8%, compared to the same period in 2007, due to increases recognized in both our Foam and Coatings segments. Foam sales were 96.1% above last year’s third quarter as consumers continue to seek relief from volatile energy costs through improved insulation.  Market share gains from distributors and contractors historically tied to conventional insulation markets, such as fiberglass, has fueled LaPolla’s growth despite a sluggish new-housing market environment. LaPolla’s purchase of certain AirTight Marketing & Distribution, Inc.’s (“AirTight”) assets and liabilities, a turn-key equipment, training and startup company, has enhanced LaPolla’s position as a leader in the conversion of traditional insulators to our spray foam product lines. In addition, we have developed a dedicated, retrofit strategy providing existing residential and commercial building owners energy cost savings by foaming attics, crawl spaces, additions, etc.  As the building industry recovers, LaPolla is positioned to further capitalize on the public’s need for cost savings related to energy.

Cost of Sales

Cost of sales increased $ 4,652,753, or 70%, compared to the same period in 2007, due to higher sales in the Foam and Coatings segments, increases in raw material costs tied to oil, and higher freight costs also associated with rising oil prices during the period.

Gross Profit

Our gross profit increased $ 857,965, or 49.8%, compared to the same period in 2007, due to higher sales volumes partially offset by lower margins associated with raw material cost increases. Gross margin percentage declined 2.0% compared to same period in 2007 due primarily to higher raw material costs, exacerbated by severe weather conditions impacting the petrochemical industry. Improvement in margins is expected as prices subside from hurricane season and falling oil prices.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, and other (income) expense. These total operating expenses increased $55,134, or 2.2%, compared to the same period in 2007, due to an increase of $60,443 in Depreciation and Amortization, $52,170 for interest expense, $12,754 for interest expense – related party, $141,624 for interest expense – amortization of discount, and a reduction of other income of $129,508; partially offset by declines of $242,241 for SG&A, $67,663 for professional fees, and $31,460 for consulting fees.

SG&A decreased $242,241, or 11.3%, compared to the same period in 2007, due to a reduction in share based compensation of $434,093 primarily from a reversal of non-vested, performance-based options expensed in previous periods that will never meet the vesting criteria, sales commission of $47,354, corporate office expenses of $37,064, and marketing and trade shows of $8,074, partially offset by higher payroll and related costs of $198,300, insurances of $30,591, travel and related services of $37,949, and advertising of $18,567.  Cost control remains a priority as we continue to monitor expenses with increases in expected areas as payroll and travel as we continue to grow our revenue and sales force.

Professional fees decreased $67,663, or 43.0%, compared to the same period in 2007, due primarily to lower legal fees.

Index

Depreciation and amortization expense increased $60,443, or 109.7%, compared to the same period in 2007, primarily from assets associated with the AirTight asset purchase.

Consulting fees decreased $31,460, or 53.4%, compared to the same period in 2007, due to tighter cost controls.

Interest expense increased $52,170, or 30.2%, compared to the same period in 2007, due primarily to interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party was $12,754 compared to $-0- in the same period in 2007, due to utilizing capital from the Chairman of the Board’s financial commitment to the Company.

Interest expense – amortization of discount increased $141,624, or 258%, compared to the same period in 2007, due primarily to the restructuring of our Convertible Term Note and Revolving Credit Note.

Other income decreased $129,508, or 96.5%, compared to the same period in 2007, due to lower royalty payments associated with the divestiture of our retail coatings business in 2007.

Net Loss

Net income was $25,371 compared to net loss of $777,460 for the same period in 2007, due to substantial gains in Foam sales and margins associated with a product mix tailored to green building materials and energy solutions. Increases in payroll and travel related expenses were more than offset by reductions in share based compensation. Net income per share was $.001 compared to net loss of $.01 per share for the same period in 2007.

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

Results of Business Segments

The following is a summary of sales by segment for the three months ended September 30:

Segments	2008	2007
Foam	$10,983,173	$5,599,787
Coatings	2,897,047	2,769,715

Foam sales increased $5,383,386, or 96.1%, compared to the same period in 2007, as residential and commercial landlords continue to recognize the significant advantage foam provides versus traditional fiberglass insulation. Construction industry professionals such as contractors, builders, and architects have generally accepted spray polyurethane foam as a mainstream product line, further solidifying LaPolla’s market penetration. Additionally, critical third party approvals and credentials for our foam formulations continue to differentiate our product lines from competition, allowing us to penetrate markets previously unavailable. Cost of sales increased $4,198,826, or 89.5%, compared to the same period in 2007, due to higher sales volumes and higher raw material costs associated with higher oil prices and severe weather conditions. Gross profit increased $1,184,560, or 130.3%, compared to the same period in 2007, due to higher sales volumes, partially offset by increasing raw material and freight costs. Segment profit was $624,745 compared to a segment loss of $306,513 for the same period for 2007, primarily due to sales and margin increases in a product line offering sought after energy cost savings.

Coatings sales increased $127,332, or 4.6%, compared to the same period in 2007, as foam roofing products provide a pull through advantage for our energy efficient coatings. In addition, our coatings product line offers an economic alternative for roof maintenance as opposed to replacement in difficult economic times. Continued momentum is expected as new legislation and energy company incentives promote additional uses and awareness of our products. Cost of sales increased $453,927, or 23.2%, compared to the same period in 2007, due to higher sales volumes, as well as rising raw material and transportation costs. Gross profit decreased $326,595, or 40.1%, compared to the same period in 2007, due primarily to increasing raw material costs. Segment profit decreased $68,368, or 39.5%, compared to the same period in 2007, due to higher material and freight costs.

Index

Performance for the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Overall Results of Operations

Sales

The following is a summary of sales for the nine months ended September 30:

	2008	2007
Sales	$34,086,948	$25,158,695

Sales increased $8,928,253, or 35.5%, compared to the same period in 2007, due primarily to an increase in wall and roofing foam insulation sales in our Foam segment, partially offset by a decline in retail coatings sales volumes as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Market share gains from less energy-efficient conventional insulation products, such as fiberglass, continue to propel Foam sales as homeowners and commercial landlords recognize the immediate and ongoing value of foam insulation. In spite of the significant decline in new housing starts, general acceptance of spray polyurethane foam by construction professionals and growing consumer demand continue to bolster our aggressive growth in market share. Volatile oil prices, and the associated impact on utilities such as electricity and natural gas, position us for further market share gains in the future.  Public awareness of green building materials and sustainable energy solutions has escalated, and our foam and coatings product lines will provide millions of people the opportunity to realize sought after, environmentally conscious, energy cost savings.

Cost of Sales

Cost of sales increased $6,808,446 or 33.3% compared to the same period in 2007, due to higher sales volumes in our Foam segment and higher freight costs associated with higher oil prices.

Gross Profit

Our gross profit increased $2,119,807, or  45.1%, compared to the same period in 2007, due to an increase in sales in our Foam segment, partially offset by a decrease in retail coatings sales as a result of the divestiture of our retail distribution channel in 2007 in our Coatings segment. Gross margin percentage increased 1.3% compared to same period in 2007 due primarily to efficiencies recognized from our new foam resin plant, partially offset by higher raw material costs in the 3rd Quarter associated with higher oil prices and Hurricane Ike.

Operating Expenses

Our total operating expenses are comprised of SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, and other (income) expense. These total operating expenses increased $736,904, or 10.4%, compared to the same period in 2007, due to an increase of $533,927 for SG&A, $210,979 for professional fees, $24,832 for depreciation and amortization, $129,313 for interest expense, $56,102 for interest expense – related party, and $216,237 for interest expense – amortization of discount, and a decrease in other income of $83,570 (royalties) partially offset by a $481,833  gain on extinguishment of debt,  and $36,223 of lower consulting fees.

SG&A increased $533,927, or 8.6%, compared to the same period in 2007, due to increases in sales commission of $196,747, corporate office expenses of $142,761, payroll and related benefits of $106,421, investor relations of $69,361, insurances of $52,453, marketing ad trade shows of $33,423, travel and related services of $25,402, and advertising of $23,244, partially offset by a decrease in share based compensation of $115,886 primarily from a reversal of nonvested performance-based options expensed in previous periods that will never meet the vesting criteria. The increase in commissions was anticipated, as we continue to grow sales, market share and margins. Cost control remains a priority as we continue to monitor expenses and look to improve cash flow.

Professional fees increased $210,9799, or 71.7%, compared to the same period in 2007, due to an increases for auditing and auditing related services as well as higher than expected legal fees.

Depreciation and amortization expense increased $24,832, or 13.7%, compared to the same period in 2007.

Consulting fees decreased $36,223, or 36.5%, compared to the same period in 2007, due to a decrease in outside professional services.

Interest expense increased $129,313, or 32.2%, compared to the same period in 2007, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Index

Interest expense – related party was $56,102 compared to $-0- in the same period in 2007, due to us utilizing capital from the Chairman of the Board’s financial commitment to the Company.

Interest expense – amortization of discount increased $216,237, or 302.3%, compared to the same period in 2007, due primarily to the restructuring of our Convertible Term Note and Revolving Credit Note.

Gain on extinguishment of debt was $481,833 compared to $-0- in the same period in 2007, due to the modification of our ComVest credit instruments.

Other income decreased $83,570, or 60.1%, compared to the same period in 2007, due to lower royalty payments associated with the divestiture of our retail coatings business in 2007.

Net Loss

A net loss of $1,025,106 reflects a decrease of  $1,382,,903, or 57.4%, compared to the same period in 2007, due primarily to increases in Foam sales and margins, partially offset by cost increases associated with additional headcount and a growing sales force. Net loss per share decreased $.017, or less than 1%, compared to the same period in 2007.

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

Results of Business Segments

The following is a summary of sales by segment for the nine months ended September 30:

Segments	2008	2007
Foam	$26,147,692	$15,714,694
Coatings	7,939,257	9,444,001

Foam sales increased $10,432,998, or 66.4%, compared to the same period in 2007, as cost conscious residential and commercial building owners’ transition from fiberglass insulation to spray polyurethane foam insulation.  Trends established earlier in the year have strengthened and our product lines continue to gain acceptance in conventional construction. Cost of sales increased $7,855,484, or 58.6%, compared to the same period in 2007, due to higher sales volumes, as well as material cost increases. Gross profit increased $2,577,514, or 111.3%, compared to the same period in 2007, as higher sales volumes more than offset higher raw material and freight costs. Segment profit was $470,075 compared to segment loss of $1,073,888 in the same period in 2007, primarily from increased volumes and margins associated with the aggressive growth realized in our energy saving product line. Builders and owners alike are opting for sustainable, energy efficient, and green building materials, such as LaPolla’s spray polyurethane foam, which is providing substantial volume increases despite sluggish economic conditions.

Coatings sales decreased $1,504,744, or 15.9%, with a corresponding decrease in our cost of sales of $1,047,037, or 14.8%.  Gross profit decreased $457,707, or 19.2%, compared to the same period in 2007, due to the divestiture of our retail distribution channel in 2007, partially offset by an improved product mix.  Segment profit increased $421,049, or 194.3%, compared to the same period in 2007, as the 2007 divestiture of our retail coatings business allowed us to focus on higher margin coatings used in conjunction with our insulating roofing foam.

Liquidity and Capital Resources

Net cash used in our operations was $6,279,211 for the nine months ended September 30, 2008 compared to $4,727,750 for the same period in 2007. The cash used in operations for the nine months ended September 30, 2008 was primarily due to our growth as well as the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in cash, trade receivables, inventories, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, and decreases in deposits and other non current assets, other liabilities, and net operating activities of discontinued operations, net of effects from our AirTight asset purchase. The marked improvement in our gross profit in the three and nine months ended September 30, 2008 was a result of increased sales in our foam business as consumers recognize the value of our energy efficient polyurethane spray foam. We may seek to raise capital through private placements of common or preferred stock from accredited sophisticated investors to not only fund our aggressive strategic growth plans, including acquisitions, but also to reduce our interest expense.

Index

Net cash used in investing activities was $113,520 for the nine months ended September 30, 2008 compared to $1,479,076 for the same period in 2007.  We paid $100,000 to the AirTight Shareholders at closing of the AirTight transaction and $13,520 to acquire property, plant and equipment.

Net cash provided by financing activities was $6,396,262 for the nine months ended September 30, 2008 compared to $5,897,739 for the same period in 2007. We made principal repayments of $67,500 on our Revolving Credit Note, $400,000 on our Convertible Term Note, $78,994 on our long term debt, received proceeds of $3,800,000 from our Chairman of the Board for working capital, made repayments of $1,000,000 to our Chairman of the Board, borrowed $4,157,616 under our ComVest Revolving Credit and Convertible Term notes working capital purposes, and paid $15,000 in dividends on our Series D Preferred Stock in the nine months ended September 30, 2008.

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

Quarterly Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. Notwithstanding the fact that this report was filed one day late, management is of the opinion that the circumstances surrounding the reason for the delay were not occasioned by a weakness in our internal controls but was due to factors beyond our control involving the AirTight Asset Purchase which led to the one day late filing.

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

Recent Sales of Unregistered Securities

On July 1, 2008, the Company issued, in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, 2,000,000 shares of restricted common stock, par value $.01, at a price per share of $.74, pursuant to an Asset Purchase Agreement with AirTight and its Shareholders. The price per share reflects the closing price of LaPolla’s common stock on the closing date as traded on the NASDAQ OTC Bulletin Board.

Index

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

LAPOLLA INDUSTRIES, INC.

Date:	November 20, 2008	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 20, 2008	By:	/s/ Paul Smiertka, CFO
		Name:	Paul Smiertka
		Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description

10.1
Amended and Restated Asset Purchase Agreement between LaPolla Industries, Inc., AirTight Marketing and Distribution, Inc., Larry P. Medford, and Ted J. Medford dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).

10.2	Executive Employment Agreement between LaPolla Industries, Inc. and Ted J. Medford dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.3	Stock Option Agreement between LaPolla Industries, Inc. and Ted J. Medford dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 1, 2008, filed July 8, 2008).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.