Form 10-K
period 2008-12-31
LAPOLLA INDUSTRIES INC
filed 2009-04-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

As of June 27, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $17,826,169 based on the closing sales price as quoted on the NASD OTC Bulletin Board.

Common Stock outstanding as of March 25, 2009 — 63,944,803 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

(i)

Index

FORWARD LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

Item 1.  Business.

General Overview

Lapolla is a leading national manufacturer and distributor of foam, coatings, and equipment, focused on developing and commercializing foam and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. Being back integrated in both foam and coating systems puts Lapolla in a strong competitive position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers.  Our products address growing consumer awareness of the building envelope.  The building envelope is the separation between the interior and the exterior environments of a building and serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. The physical components of the envelope include the foundation, roof, walls, doors and windows. We provide superior insulation, an air barrier, and a vapor barrier with our products. We have invested substantial resources to acquire, develop and commercialize a variety of foam and coatings products and related sales and marketing programs to date.  During 2008, we completed our acquisition of the assets of Air-Tight Marketing and Distribution, Inc. (AirTight”).  Prior to the acquisition of the assets of AirTight, AirTight was a leading spray foam insulation distributor located in Rutledge, Georgia providing a turn-key start-up and training program for spray foam insulators. Lapolla acquired AirTight’s customer base which includes commercial and residential spray foam insulation contractors. The basic assets purchased from AirTight include, but are not limited to, trademarks, customers, inventories, equipment, accounts receivable, and goodwill. In addition, we obtained additional product approvals and certifications which broadened our market reach. During 2007, we completed construction of our initial Foam Resin Plant and began full scale polyol blending operations. Additional products are currently being developed or outsourced to meet identified opportunities in target markets both nationally and internationally for spray and pour polyurethane foam applications.

Operating Segments

We operate our business on the basis of two reportable segments — Foam and Coatings.  The Foam segment involves producing building envelope insulation foam for interior wall and roofing applications. The Coatings segment involves producing protective coatings and primers. Both segments involve supplying equipment and related ancillary items used for application of our products.  The following table sets forth, for the years indicated, sales for our Foam and Coatings segments:

	2008	2007
Foam	$37,306,714	$20,753,052
Coatings	$10,273,422	$11,087,747

Foam Segment

Our foam business involves supplying building envelope insulation and roofing foam to the construction industry. Building envelope insulation foam applications consist of perimeter wall and attic space commercial and industrial, and residential, applications. Roofing applications consist of new and retrofit commercial and industrial, and residential, applications. The start up of our own Foam Resin Plant enabled Lapolla to benefit from the economics of manufacturing spray polyurethane foam systems as we opened up new sales opportunities through previously unavailable channels (e.g. distribution). Lapolla provides open and closed cell spray foam insulation, as well as closed cell technology for roofing, applications.  We have attained certain third party credentials for our in-house manufactured spray foam systems, which is leading to greater acceptance of our proprietary foam products in our target markets. This segment also supplies adhesives and equipment for applications. We use our own distribution facilities, as well as public warehousing in certain local markets nationally to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the foam business.

Index

Coatings Segment

Our coatings business involves supplying a variety of protective coatings for roofing systems for new and retrofit commercial and industrial, as well as residential, applications primarily to the roofing industry. We centralized our coatings manufacturing operations to our Houston, Texas facility during the latter part of 2007 to adapt to changing market conditions and increase efficiency.  This segment also supplies caulking and equipment for applications. We use our own distribution facilities, as well as public warehousing in certain local markets nationally to better serve our customers. During 2007, we divested our retail distribution channel primarily involving paint related protective coatings to focus on our core roof coating and foam competencies. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

Sales and Marketing

We maintain a growing national and international sales and marketing focus. Sales are concentrated on distributors and contractors in the insulation and roofing industries. Lapolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state or regional basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to nationally promoted programs from federal, state, municipal and other government agencies, energy companies, and private organizations. Some of these programs include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental impact of the “heat island effect”. Lapolla places a high priority on sales trending to create preparedness and processes to better serve our customers. Information is gathered with input from sales, customers, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient fashion. The combined volumes of our products are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually large volume customers, none today represent a significant adverse effect through such a loss.

Raw Materials

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner.  The primary materials being used to manufacture our foam and coatings products are polyols, catalysts, resins, and titanium dioxide. The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply.  We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product.  With our volume potential, Lapolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2009 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility. We maintain sufficient manufacturing capacity at this facility to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

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

Competition

Competition is based on a combination of product credentials and approvals, price structure, technology, availability, warranty availability to building owners, and product performance. Lapolla is expanding through aggressive sales and marketing, competitive pricing, a strong sales force comprised of direct salespersons, independent representatives, and distributors, building owner and contractor brand awareness, and acquisitions (i.e. AirTight). Lapolla differentiates itself from competitors by offering personalized sales support and providing efficient response time on issues ranging from technical service to delivery of products. We are one of the largest suppliers of spray polyurethane foam for insulation and roofing foam nationally. The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence primarily relying on distributors to service markets. As a manufacturer of foam resins, we are able to access previously unavailable distribution channels and penetrate target markets through direct sales. We supply our products primarily to large, medium and small insulation, roofing, and general contractors. Within the coatings industry, as manufacturers specifically focused on energy efficient acrylic coatings for roofing and construction as their primary line, Lapolla is a major player in a very fragmented market. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We are currently listed with certain credentials and approvals to assure minimal restrictions in markets and uses. Lapolla utilizes advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales, distribution, and marketing to obtain greater product line branding and recognition.

Employees

At December 31, 2008, we employed 66 full time individuals. None of our employees are currently represented by a union. We believe that our relations with our employees are generally very good.

Index

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business presence. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2009. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure you that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

Lapolla’s business, taken as a whole, is materially affected by seasonal factors. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher. Although our foam resins and acrylic coatings are restricted by cold temperatures, we have developed certain formulations that allow for a broader range of application in colder temperatures. By broadening and diversifying our foam and coatings products to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months.  Inclement weather does impede sales, but it also produces a pent up demand that can be realized in the subsequent short term. The acquisition of AirTight and its associated equipment sales, position Lapolla for growth during inclement weather months while seeding the market for future foam sales.

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

Item 1A.  Risk Factors.

As a leading national manufacturer and supplier of foam and coatings, we operate in a business environment that includes certain risks. The risks described in this section could adversely affect our sales, operating results and financial condition. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

•     Global Economic Conditions and Financial Crisis - The current global economic crisis described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products.  The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

•     Cost and Availability of Raw Materials - Our operating results are significantly affected by the cost of raw materials. We may not be able to fully offset the impact of higher raw materials through price increases or productivity improvements. Certain raw materials are critical to our production processes, such as polyols, catalysts, and titanium dioxide. The Company has supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials at any future date would adversely impact our ability to produce products.

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

Index

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our operations in leased facilities. Our corporate headquarters and primary administrative, manufacturing, distribution, and warehousing facility is located in Texas. Our present facilities are adequate for our currently known and projected needs in the near term.

Item 3.  Legal Proceedings

Legal Proceedings

(a)      Larry P. Medford, Plaintiff vs. Lapolla Industries, Inc., Defendant

On March 27, 2009, the Plaintiff filed a complaint against the Defendants in the Superior Court of Morgan County, State of Georgia.  Defendant was served on April 3, 2009.  On July 1, 2009, pursuant to an Asset Purchase Agreement (the “Agreement”), the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. from the selling shareholders, Larry P. Medford and Ted J. Medford in exchange for cash, restricted common stock, and forgiveness of debt owed to Lapolla by AirTight.  The complaint alleges breach of payment of the promissory note and breach of contract seeking monetary damages of up to $1,400,000 on the promissory note and other damages aggregating approximately $2 million plus interest in connection with the Agreement.  Lapolla denies the allegations in the complaint and maintains that it has multiple valid defenses to the lawsuit.  The outcome of this litigation cannot be determined at this time.

(b)      Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Index

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2008		2007
Calendar Quarter	High	Low	High	Low
First	$0.76	$0.41	$0.73	$0.45
Second	$0.89	$0.46	$1.00	$0.32
Third	$0.79	$0.43	$0.89	$0.41
Fourth	$0.57	$0.19	$0.65	$0.30

Our common stock is traded on the NASDAQ O-T-C Bulletin Board as of November 5, 2007 under the symbol “LPAD”. Prior to that time, our common stock traded on the American Stock Exchange under the ticker “LPA”.  As of March 25, 2009, there were approximately 4,500 holders of record of our common stock.  We did not declare any common stock dividends during the past two years and do not anticipate declaring common stock dividends in 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2008:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	7,290,333	$0.66	2,709,667
Equity Compensation Plans Not
Approved by Security Holders (2)	6,396,104	$0.73	—
Total	13,686,437	$0.79	2,709,667
Notes:
(1) Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.
(2) Represents warrants and conversion shares issued by the Company in connection with certain financing agreements with ComVest. Refer to the Footnotes in the Stockholders Holding 5% or More section for more detailed information.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2003 and ending December 31, 2008. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not Applicable.

Index

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2008

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2008, and our financial condition at December 31, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our financial statements and the related notes to our financial statements.  Refer to Item 8 of this Form 10-K, Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 17 – Business Segment Information for further information regarding our business segment structure.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2008	2007	2006
Sales	$47,580,136	$31,840,799	$30,314,736

Our sales increased $15,739,337, or 49%, from 2007 to 2008, as compared to an increase of $1,526,063, or 5%, from 2006 to 2007. Foam sales surged $16,553,662 or 80% over 2007, while Coatings sales declined $814,325 or 7% because of the prior year sale of our retail coatings business. The increase in Foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient SPF. Volatile energy prices throughout 2008, especially during the second and third quarters, heightened the public’s interest for green building materials and sustainable energy solutions both of which perfectly describe our portfolio. In addition, Lapolla’s acquisition of AirTight, a turn key, equipment, startup, and training company, provided additional market penetration while converting additional existing insulators to foam.

Cost of Sales

Cost of sales increased $11,556,886 or 43%, from 2007 to 2008, due primarily to higher sales volumes, as well as higher raw material costs, specifically in the 4th quarter.  Freight costs escalated during the 2nd and 3rd quarters as surging oil prices justified higher trip rates as well as increased fuel surcharges during that time frame.

Gross Profit

Our gross profit increased $ 4,182,451 or 86% from 2007 to 2008, due to our substantial sales growth, specifically in our Foam segment, as compared to, an increase of $55,243, from 2006 to 2007.  Gross margin percentage increased 3.7% from 2007 to 2008 due to a full year of plant utilization manufacturing in-house foam resins, versus a partial year of 2007, when this plant was initially constructed. In addition, we recognized manufacturing economies of scale associated with our huge volume increases as well as increased purchasing power for the raw materials relating to our manufactured goods in both segments. Gross margin percentage decreased approximately 1% from 2006 to 2007 due to manufacturing startup costs in 2007 related to our new resin plant.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, and other (income) expense. These total operating expenses increased $2,654,153, or 27%, from 2007 to 2008, due to increases of $2,390,054 for SG&A, $397,922 for amortization of discount (a non-cash item associated with ComVest’s refinancing), $177,439 for interest expense, $158,044 for depreciation & amortization (also non-cash),  $47,015 for interest expense related party, and lower other income of 109,592, offset by a $481,833 gain on extinguishment of debt (non-cash), $106,334 in consulting fees, and $39,312 in professional fees.  Total operating expenses increased $1,991,191, or 25%, from 2006 to 2007, due to an increase of $1,339,095 for SG&A, $334,620 for professional fees, $37,669 for consulting fees, $573,523 for interest expense, $161,757 for other (income) expense, offset by a decrease of $7,703 for depreciation and amortization, and $124,255 for interest expense – related party.

SG&A increased $2,390,054, or 28%, from 2007 due to increases in payroll & benefits of $723,237, bad debt expenses of $664,527, commissions of $641,001, advertising of $207,319, rents of $203,392, travel and related of $114,316, insurances of $102,658, investor relations of $80,206, and corporate office expenses of $48,072, which were partially offset by declines in share based compensation of $287,773 and marketing and promotions of $106,902.  SG&A costs increased $1,339,095  from 2006 to 2007 due to increases of $314,016 for payroll and related employee benefits, $57,714 for sales commissions, $147,485 for insurances, $570,278 for share based compensation, $1,638 for American Stock Exchange fees, $72,024 for investor relations, $11,481 for rents, and $634,602 for corporate office expenses, offset by a decrease of $19,512 for travel and related services, $52,144 for advertising, $49,640 for marketing and promotional items, $14,147 for recruiting fees, and $334,701 in bad debts

Index

Professional fees decreased $39,312 from 2007 to 2008 as cost cutting measures on any non-volume related expenses were implemented as compared to an increase of $334,620, or 151%, from 2006 to 2007, due to an increase in legal fees of $210,628 and outside accountants, auditing and auditing related services of $123,992.

Depreciation and amortization expense increased $158,044 or 83% from 2007 to 2008, primarily due to assets associated with the AirTight asset acquisition as compared to a $7,703 decrease, or 4%, from 2006 to 2007.

Consulting fees decreased $106,334 or 61% as controlling fixed, non-volume related expenses remain a priority as compared to an increase of $37,668, or 28%, from 2006 to 2007 due to an increase in outside professional services primarily related to obtaining credentials and approvals for our new foam formulations.

Interest expense, including interest expense – related party, amortization of discount and extinguishment of debt increased $140,542 or 19% as we renegotiated our ComVest borrowing instruments, allowing for greater working capital to grow our business as compared to an increase of  $449,268, or 159%, from 2006 to 2007 due to an increase in the capital utilized from our ComVest credit instruments and amortization of the discount from the Warrants issued in connection with the Convertible Term Note and Revolving Credit Note.

Other income decreased $109,592 or 66% from 2007 to 2008, which represents primarily royalties, as compared to the increase of $161,757, from 2006 to 2007 due to the sale of our retail distribution channel during the latter part of 2007.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2008	2007	2006
Foam	$37,306,714	$20,753,052	$18,214,350
Coatings	$10,273,422	$11,087,747	$12,100,386

Foam sales increased $16,553,663 or 80% over 2007, as energy conscious building owners and consumers continued to seek relief from rising oil prices, as polyurethane spray foam (SPF) continues to gain market share from traditional insulation systems such as fiberglass.  Our AirTight asset purchase furthered our market penetration into the foam segment through AirTight’s training, startup and rig building operations.  By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market foam, revenue growth from equipment has escalated and the ongoing sales of Lapolla foam has followed. Foam sales increased $2,538,702, or 14%, from 2006 to 2007 due to attracting, recruiting, and maintaining a qualified sales force, national advertising and promotion programs, including attendance at trade shows, and attainment of certain third party approvals and credentials on our foam formulations required to sell our products in our target markets, partially offset by the general downturn in the building products market experienced during the latter part of 2007. Cost of sales increased $12,380,603, or 67%, due to the substantial volume increases, but at the same time gross profit margin dollars and percentages increased, from the economies of scale and full year production of in-house manufactured resins. Cost of sales increased $2,374,636, or 15%, from 2006 to 2007 due to higher sales volumes and start up costs and expenses for our new Foam Resin Plant.  Segment loss decreased $1,829,883, or 94%, from 2007 to 2008 as targeted volumes were achieved in the marketplace. Segment loss increased $505,489, or 35%, from 2006 to 2007 due to start up costs and expenses related to our new Foam Resin Plant, costs related to maintaining manufacturing and warehousing facilities, SG&A to support sales growth, and costs for third party approvals and credentials.

Coatings sales fell $814,326 or 7% from 2007 to 2008 because of the 2007 divestiture of our retail coatings business, as compared to a decrease of $1,102,639, or 8%, from 2006 to 2007 due also to the mid-2007 sale of our retail distribution channel and the general downturn in the building products market experienced during the latter part of 2007. Cost of sales declined $823,717 or 10% from 2007 to 2008 but margin dollars increased $9,931 as our margin percentage increased from 22% to 24% on the more strategic product line.  Cost of sales decreased $903,816, or 9%, from 2006 to 2007 due to lower sales volumes. Segment profit increased $549,425, or 410%, from 2007 to 2008 from the increased margin percentage associated with our more strategic product line. Segment profit was $133,825, from 2006 to 2007 primarily due a reduction in costs and expenses realized from the sale of our retail distribution channel and closure of our Florida manufacturing facility.

Outlook for 2009

The Company’s outlook is very aggressive, as we expect sales to continue to grow to record levels in 2009. Our optimism is based on market share increases in the construction insulation markets which are driven by growing consumer awareness about energy efficient foams and coatings. Margin increases as a result of vertical integration, sales growth, potential acquisitions, in conjunction with tighter controls on spending are expected to enable LaPolla to achieve profitability in 2009. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, product credentials, approvals and performance, price structures, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.  This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Index

Liquidity and Capital Resources

Cash on hand at December 31, 2008 was $42,845 reflecting a decrease of $297,010 when compared to the $339,855 of cash on hand at December 31, 2007. The cash on hand at December 31, 2006 was $382,116. Cash flow continues to be negatively impacted by substantial sales growth and the associated increases in accounts receivable and inventory. We rely not only upon our Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”), as amended, under which ComVest agreed to loan us up to $9,500,000 (approximately $1,000,000 available) under a revolving credit note and $3,000,000 under a convertible term note (“Credit Facility”), but also our Chairman of the Board and principal stockholder, who provides short term loans for working capital to manage cash flow fluctuations. Although our operational cash flow is expected to continue to increase sufficiently to enable us to meet our budgetary requirements in 2009, we will likely seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans and limited capital expenditures. We have budgeted up to $100,000 for capital expenditures for 2009. The Chairman of the Board has committed to providing up to $2,000,000 for working capital during 2009 on an as needed basis.

Net cash used in our operations was $7,377,470 in 2008 compared to $5,468,143 in 2007. The cash used in operations for 2008 as compared to 2007 was primarily attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, augmented by increases in trade receivables and inventories, partially offset by increases in accounts payable, accrued expenses and other current liabilities, and other liabilities. Net cash used in our operations was $5,468,143 in 2007 compared to $3,680,208 in 2006. The cash used in operations for 2007 as compared to 2006 was attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by decreases in trade receivables, inventories, prepaid expenses and other current assets, and accounts payable, and increases in deposits and other non-current assets, accrued expenses and other current liabilities, and other liabilities. For 2008, 2007 and 2006, the net cash for discontinued operations used in operating activities was $848, $9,152, and $330,069, respectively.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
ComVest Convertible Term Note	$500,000	$2,500,000	$—	$—	$3,000,000
ComVest Revolving Credit Note	—	8,537,821	—	—	8,537,821
Long-Term Debt Obligations	104,001	122,949	57,227	—	284,177
Estimated Interest Payments on Long-Term Debt and ComVest Obligations	1,026,708	639,735	2,113	—	1,668,556
Operating Lease Obligations	478,427	427,521	84,000	—	989,948
Total	$2,109,136	$12,228,026	$143,340	$—	$14,480,502

The information provided in the table above relates to credit instruments, vehicle notes, an equipment lease, and facility leases.

Net cash used in investing activities was $258,792 in 2008 compared to $1,381,955 in 2007 and $654,005 in 2006. We invested $124,175 in new property, plant and equipment during 2008 compared to $1,381,955 in 2007, as well as $100,000 towards the purchase of AirTight’s assets. During 2008, property, plant and equipment additions included $222,793 in vehicles, $69,968 for leasehold improvements, $29,267 for office furniture and equipment, $72,077 for computers and software, $15,094 for machinery and equipment, and $18,634 for construction in progress. We invested $1,381,955 in new property, plant and equipment during 2007 compared to $654,005 in 2006. During 2007, property, plant and equipment additions included $55,510 for leasehold improvements, $28,099 for office furniture and equipment, $1,360,859 for machinery and equipment relating to our new foam resin plant and expansion of our coating and distribution facility in Houston, Texas, and reductions included $105,323 for vehicles and $72,476 for plant construction in progress due to capitalizing the operating portion of our foam resin plant. For 2008, 2007 and 2006, net cash for discontinued operations provided by or used in investing activities was $-0-.

Net cash provided by financing activities was $7,339,252 in 2008 compared to $6,807,837 in 2007 and $4,315,708 in 2006.  Net cash was provided by our Credit Facility and Chairman to finance our operations and capital expenditures. ComVest provided $3,400,000 under the Revolving Credit Note and $1,502,616 under the Convertible Term Note and the Chairman provided $3,800,000 under a financial commitment in the form of short term loans. During 2008, we made principal repayments of $400,000 under the Convertible Term Note and $1,000,000 in reduction of our short term indebtedness to our Chairman prior to modifying the Credit Facility. In connection with the closing of the Credit Facility modification, the Chairman canceled $2,000,000 in short term loans in exchange for common stock. Net cash provided by financing activities was $6,807,837 in 2007 compared to $4,315,708 in 2006. Net cash was provided by our Credit Facility and short term loans from our Chairman, to finance our operations and capital expenditures. ComVest provided $5,000,000 under a Revolving Credit Note and $2,000,000 under a Convertible Term Note, which we used to payoff certain former financings which were guaranteed by the Chairman, and repaid $400,000 of the short term loans advanced to us by the Chairman prior to entering into the Credit Facility. Principal repayments began under the Convertible Term Note on September 2007 and $200,000 was repaid during 2007.  The Chairman canceled $1,550,000 in short term loans in exchange for common stock during 2007. For 2008, 2007 and 2006, the net cash for discontinued operations used in financing activities was $-0-, $326,129, and $173,789, respectively.

Indemnification

Our Restated Certificate of Incorporation, as amended from time to time, provides that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. We have purchased insurance policies covering personal injury, property damage and general liability intended to reduce our exposure for indemnification and to enable us to recover a portion of any future amounts paid.

Index

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are primarily conducted presently in the United States, and, as such, we are not subject to material foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.  However, we do expect an increase in international business in 2009 and will utilize letters of credit to mitigate any risk of collection.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Further, management determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act, pursuant to the SEC’s rules and regulations. We maintain a system of internal control over financial reporting based on criteria established by COSO. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established by COSO. Based on this evaluation, we concluded that our internal control over financial reporting was, as of the December 31, 2008, the end of the annual period covered by this report, effective. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Richard J. Kurtz	68	Director since November 23, 1998

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

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	80	Director since February 21, 2000

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

Jay C. Nadel	50	Director since January 16, 2007

Mr. Nadel is chairman of the board of Englewood Hospital and Medical Center since September 2006. In addition to being an independent consultant since 2004, Mr. Nadel is an employee of Sloan Securities since January 2006. As a CPA and senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services where he oversaw strategic planning; 1986 to 2001, a partner in the investment firm of Weiss, Peck & Greer/Robeco, where he was chairman of the operations committee and managing director of the firm’s Clearing Services Division; and 1980 to 1986, he was a manager at KPMG Peat Marwick, New York, where he provided audit services. Mr. Nadel is a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland.

Augustus J. Larson	51	Director since January 16, 2007

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

Howard L. Brown	63	Director since May 22, 2007

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

Index

Douglas J. Kramer	45	Director, CEO and President

Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. He was appointed to the Board on January 16, 2007. Mr. Kramer has 22 years Industry Experience. Prior to joining Lapolla, he was vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

Michael T. Adams	43	Director, CGO, EVP and Secretary

Mr. Adams has more than twelve years experience with Lapolla. He was appointed to the Board on December 20, 2004 and named Chief Governance Officer, Executive Vice President, and Secretary in July 2006. During his term with Lapolla, Mr. Adams served as president and interim chief executive officer from 2003 to 2005, interim chief financial officer in February 2008, executive vice president and corporate secretary from 1999 to 2003, and held various officer positions in the Company’s former subsidiaries since he first joined Lapolla in 1997. He earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida.

Paul Smiertka	52	CFO and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us or the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2008, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Ethics and Conduct applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Business Ethics and Conduct is available in the Corporate Governance section of our website at www.lapollaindustries.com. The information on our website is not incorporated by reference in this annual report. We may post amendments to or waivers of the provisions of the Code of Business Ethics and Conduct, if any, made with respect to any directors and employees on that website. Our stockholders may request a copy of our Code of Business Ethics and Conduct by writing to Lapolla Industries, Inc., Attn: Corporate Secretary, Intercontinental Business Park, 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032.

Nominating Function

The Corporate Governance Committee handles the nominating function for Board of Directors, including but not limited to, evaluating candidates for membership on the Board and making recommendations to the Board regarding candidates and composition of the Board.  There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the last disclosure of such procedures in the Company Proxy Statement filed with the SEC on April 30, 2007. Our Director Selection Process criterion is available on our website at http://www.lapollaindustries.com/pdf/directorselection.pdf.

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

Index

Item 11.  Executive and Director Compensation

Executive Compensation Discussion and Analysis

This Executive Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers consisting of our CEO and President (Mr. Kramer), current CFO and Treasurer (Mr. Smiertka), CGO, EVP, and Secretary (Mr. Adams), and former CFO and Treasurer (Mr. Novak). The Compensation Committee administers the compensation policies and programs for our named executive officers, as well as the equity-based incentive compensation plans in which those persons participate.

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

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. The named executive officers received an average salary increase of 6% from fiscal year 2007 to fiscal year 2008. No formulaic base salary increases are provided to the named executive officers. Mr. Smiertka received a 25% increase in his base salary during 2008 based on individual negotiations.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for annual bonus consideration designed to reward the named executive officers for their contributions to individual and corporate objectives. Annual bonuses are generally paid in March of the year following the performance period. For 2008, the Compensation Committee set profitability as the threshold. The Company did not achieve profitability as expected in 2008. No annual bonuses were paid to any named executive officers for 2008.

Long-Term Incentive Awards — Stock Options

Our named executive officers are eligible to participate in our Equity Incentive Plan (“Equity Plan”). In addition to our named executive officers, our key employees are eligible to receive stock option grants (each option to purchase one share of common stock) under our Equity Plan throughout the fiscal year in connection with certain events, such as a new hire, retention of an employee, integration of acquisitions or the achievement of certain individual performance objectives. Such grants provide an incentive for our executive officers and key employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining them. The Compensation Committee believes that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option. The exercise price of our option grants under the Equity Plan is equal to 100% of the closing price of our stock on the grant date.

Index

2005 Stock Option Grants

During 2005, stock options were granted to Mr. Kramer (2,000,000 options) and Mr. Adams (400,000 options) which options have a term of 6 years, with vesting to occur in annual increments based upon each executive meeting certain performance objectives (e.g. sales growth and gross margin thresholds), and, once vested, are exercisable over a declining four year period based on a formula to provide an incentive for continued employment. The vesting and exercisability conditions of the aforementioned options are accelerated in the event of termination due to death, permanent disability, or a change in control (“2005 Grants”).  The sales growth thresholds were set at $12 Million, $18 Million, $24 Million, $30 Million, and $40 Million, all of which were met during 2008.  The gross margin threshold was set at 25% and was not met during 2008. Prior to 2008, the Compensation Committee vested a total of 560,000 stock options, of which 480,000 options for Mr. Kramer and 80,000 options for Mr. Adams. Mr. Kramer subsequently concluded renegotiation of his new employment agreement and in connection therewith, the Company amended his 2005 stock option grant by eliminating the original vesting criteria on all of the unvested and remaining 1,520,000 options and automatically vesting them, reestablishing exercisability for all of the vested 2,000,000 stock options on an inclining basis over a four year period, and extending the expiration date for an additional three years, subject to satisfactory employment. Mr. Adams subsequently canceled his unvested and remaining 320,000 options granted in 2005 due to the Company not meeting both the sales growth and gross margin threshold vesting criteria established by the Compensation Committee. Accordingly, at December 31, 2008, the remaining 1,520,000 options granted to Mr. Kramer during 2005 vested. Such options, plus the previously vested 480,000 options described above, are now exercisable at various rates, on a cumulative basis, over a four year period from the date of vesting.

2007 Stock Option Grants

During 2007, stock options granted to Mr. Novak (200,000 options) had a term of 5 years, with vesting to occur in annual increments based on satisfactory continued employment up to each respective fiscal year ended vesting date, and, once vested, were immediately exercisable. Prior to 2008, a pro rata portion of 27,944 options had vested.  However, Mr. Novak resigned on February 15, 2008, and, as a result, his 27,944 unexercised and vested options were automatically forfeited. In addition, during 2007, three key employees were granted an aggregate of 550,000 stock options primarily to retain, motivate, and ensure the continued achievement of certain employment objectives by each of them. Accordingly, at December 31, 2008, a total of 120,833 options granted during 2007 vested, all of which are exercisable.

2008 Stock Option Grants

During 2008, additional stock options were granted to Mr. Kramer (2,000,000 options) in connection with his renegotiated employment agreement, which options have a term of approximately 5.7 years, and vest in quarterly increments (250,000 options) based on achieving an operating profit, and once vested, are exercisable on an inclining basis over four years, subject to continued satisfactory employment. Stock options granted to Mr. Smiertka during 2008 have a term of 5 years, with vesting to occur in quarterly increments (33,333 options for June and September 2008 and 33,334 for December 2008) based on profitability, and once vested, are immediately exercisable. If Mr. Smiertka’s options do not vest during a particular quarter, they are forfeited. The vesting and exercisability conditions of the aforementioned options are accelerated in the event of termination due to death, permanent disability, or a change in control.  During the second quarter of 2008, the Company achieved an operating profit, which automatically vested an aggregate of 283,333 options, of which 250,000 options were for Mr. Kramer and 33,333 were for Mr. Smiertka. Although the Company achieved an operating profit for the third quarter of 2008, this operating profit only occurred after reversal of the share-based compensation expense relating to Mr. Kramer’s and Mr. Smiertka’s stock options due to the Company not achieving an operating profit otherwise. In addition, during 2008, six other key employees were granted an aggregate of 830,500 stock options primarily to retain, motivate, and ensure the continued achievement of certain employment objectives by each of them. If such employment objectives were not met, specified amounts of these options per employee are forfeited. Accordingly, at December 31, 2008, a total of 3,030,000 options were granted; a total of 300,333 options vested, of which 50,333 options are immediately exercisable and 250,000 options (Mr. Kramer) are exercisable at various rates, on a cumulative basis, over a four year period from the date of vesting; and a total of 113,500 options were forfeited.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2008, these benefits included payment of health and dental insurance, term life insurance, and a leased automobile for Mr. Kramer, health and dental insurance and automobile allowance for Mr. Adams, and health and dental insurance for Mr. Smiertka and Mr. Novak.

Transaction Bonus

We have provided a transaction bonus for Mr. Kramer and Mr. Adams in their employment agreements which only activates upon consummation of a change in control. See Severance and Change in Control Arrangements below for more information.

Severance and Change of Control Arrangements

We ordinarily enter into employment agreements with our named executive officers and occasionally key employees providing for specific terms of employment. Accordingly, employment of any employee without an employment agreement may be terminated at any time. We provide certain benefits to our named executive officers upon certain qualifying terminations and with terminations under certain circumstances following a change of control, which benefits are designed to retain our named executive officers, provide continuity of management in the event of an actual or threatened change of control, and to ensure that our named executive officers’ compensation and benefits expectations would be met in such event. A description of the material terms of our change of control agreements is on page 15 of this report under “Potential Payments Upon Termination or Change-in-Control.”

Index

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”), limits the tax deductibility by a company of annual compensation in excess of $1,000,000 paid to our CEO and any of our four other most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and our board of directors committee that establishes such goals consists only of “outside directors.” Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of the stock on grant date, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period. Our stock option grants under our Equity Plan are intended to meet the criteria of Section 162(m) of the Code.  We believe all of the members of our Compensation Committee qualify as outside directors pursuant to Section 162(m) of the Code. The Compensation Committee considers the anticipated tax treatment to our Company and our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Sections 280G and 4999 of the Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments for purposes of Sections 280G and 4999 of the Code if he or she receives compensatory payments or benefits that are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such contingent compensatory payments and benefits equal or exceeds three times the executive’s base amount. If the executive’s aggregate contingent compensatory payments and benefits equal or exceed three times the executive’s base amount, the portion of the payments and benefits in excess of one times the base amount are treated as excess parachute payments. An executive’s base amount generally is determined by averaging the executive’s Form W-2 taxable compensation from the corporation for the five calendar years preceding the calendar year in which the change in ownership or control occurs. An executive’s excess parachute payments are subject to a 20% excise tax under Section 4999 of the Code, in addition to any applicable federal income and employment taxes. Also, the corporation’s compensation deduction in respect of the executive’s excess parachute payments is disallowed under Section 280G of the Code. If we were to be subject to a change of control, certain amounts received by our executives (e.g. amounts attributable to accelerated vesting of options) could be excess parachute payments under Sections 280G and 4999 of the Code.

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($) (1)	($) (2)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2008	350,000	—	—	662,816	19,545	1,032,361
CEO and President	2007	350,000	—	—	342,617	19,361	711,978
	2006	350,000	—	—	93,738	17,134	460,872

Michael T. Adams	2008	158,750	—	—	—	24,064	182,814
CGO, EVP and Secretary	2007	158,611	—	—	68,977	18,691	246,279
	2006	121,792	—	—	15,623	13,208	150,623

Paul Smiertka	2008	155,962	—	—	36,782	5,581	198,325
CFO and Treasurer (3)	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—

Timothy J. Novak	2008	30,145	—	—	—	2,313	32,458
Former CFO and Treasurer (4)	2007	92,361	—	—	14,449	3,855	110,665
	2006	—	—	—	—	—	—
Notes:
(1) The amounts shown in this column represent the amounts of compensation cost recognized by us in each fiscal year related to grants of stock options, as prescribed under SFAS 123R. For a discussion of valuation assumptions, see Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008. The information provided hereinbelow shows how much of the overall amount of the compensation cost recognized by us in 2008 is attributable to each award:

			Number of Shares of Stock	2008 Fiscal Year
Name of Executive Officer	Grant Date	Exercise Price ($)	Underlying Options Granted	Compensation Cost ($)
Douglas J. Kramer	7/12/2005	.67	2,000,000	367,926
Douglas J. Kramer	5/5/2008	.74	2,000,000	294,890
Paul Smiertka	3/3/2008	.68	200,000	36,782
(2) For 2008, the amounts disclosed in this column consist of perquisites valued at an aggregate of $51,503, of which approximately $2,963 was attributed to personal use of a Company provided leased vehicle to Mr. Kramer; $9,000 was for a car allowance for Mr. Adams; $15,642, $15,642, $5,581, and $2,313 was for health and dental insurance for Mr. Kramer, Mr. Adams, Mr. Smiertka, and Mr. Novak, respectively; and $940 was for life insurance coverage for Mr. Kramer.
(3) Mr. Smiertka joined the Company as CFO and Treasurer on March 3, 2008.
(4) Mr. Novak joined the Company as CFO and Treasurer on June 11, 2007 and resigned on February 16, 2008.

Index

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2008.

		All Other Option Awards:		Exercise or Base Price	Grant Date Fair
		Number of Securities		Option Awards	of Stock and
Name	Grant Date	Underlying Options (#)		($/Sh)	Option Awards (3)
(a)	(b)	(j)		(k)	(l)
Douglas J. Kramer	5/5/2008	2,000,000	(1)	0.74	$1,463,352
Paul Smiertka	3/3/2008	200,000	(2)	0.68	$133,777
Notes:
(1) Amount represents the number of shares that may be purchased pursuant to options that were granted the Equity Plan, and have an exercise price per share equal to 100% of the closing price of our common stock on the NASDAQ OTCBB on May 5, 2008, the grant date, in accordance with the terms of the Equity Plan. The options have a term of approximately 5.7 years, vest, and are exercisable, upon satisfaction of the following criteria: 250,000 Options on the earlier of: (i) June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, as indicated on its Form 10-Q filed with the SEC (“Quarterly Profit”); or (ii) the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has Quarterly Profit, subject in all cases to continued satisfactory employment through the vesting date; and an additional 250,000 options on the last day of each of the next seven fiscal quarters for which Company has Quarterly Profit, subject to continued satisfactory employment through the last day of each such fiscal quarter. Once vested, the options shall be exercisable, on a cumulative basis, as follows: 8 1/3% of the vested options shall be exercisable 12 months from the date of vesting; 16 2/3% of the vested options shall be exercisable 24 months from the date of vesting; 25% of the vested options shall be exercisable 36 months from the date of vesting; and 100% of the vested options shall be exercisable 48 months from the date of vesting.
(2) Amount represents the number of options that were granted pursuant to the Equity Plan, and have an exercise price per share equal to 100% of the closing price of our common stock on the NASDAQ OTCBB on March 3, 2008, the grant date, in accordance with the terms of the plan. The options have a term of five years, vest, and are exercisable, upon satisfaction of the following criteria: Subject to the Company achieving profitability as indicated below for the quarters ended June 30, 2008 = 33,333 options; September 30, 2008 = 33,333 options; December 31, 2008 = 33,334 options; March 31, 2009 = 25,000 options; June 30, 2009 = 25,000 options; September 30, 2009 = 25,000 options; and December 31, 2009 = 25,000 options. The determination of whether or not a quarter was profitable is made by the Compensation Committee based on the quarterly and annual reports filed with the SEC, as and when approved by the Audit Committee, and ratification and approval of such determination by the Board of Directors. If it is determined that a quarter was not profitable, then the number of options allocable for that quarter shall be forfeited.
(3) The dollar value of the options shown represents the grant date fair value based on a lattice-based valuation model of option valuation to determine grant date fair value, as prescribed under SFAS No. 123R. The actual value, if any, an executive may realize will depend on the excess of the market price over the option exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the lattice-based valuation model. For a discussion of valuation assumptions, see Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

			Equity Incentive Plan
	Number of Securities		Awards: Number of
	Underlying Unexercised		Securities Underlying	Option	Option
	Options (#) (1) (2) (3) (4)		Unexercised Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Douglas J. Kramer	—	2,000,000	—	0.67	12/31/2012
Douglas J. Kramer	—	250,000	1,750,000	0.74	12/31/2013
Michael T. Adams	20,000	60,000	—	0.67	7/11/2011
Paul Smiertka	33,333	—	100,000	0.68	3/2/2013
Notes:
(1) Mr. Kramer, Mr. Adams, and Mr. Smiertka each have 2,250,000, 80,000, and 33,333 vested stock options, of which -0-, 20,000, and 33,333 are exercisable, respectively.
(2) On July 12, 2005, we granted Mr. Kramer 2,000,000 options and Mr. Adams 400,000 options, which were subject to certain vesting criteria and exercisability restrictions. See Executive Compensation Discussion and Analysis, Long-Term Incentive Awards – Stock Options above for detailed information.
(3) On May 5, 2008, we granted Mr. Kramer 2,000,000 options, which are subject to certain vesting criteria and exercisability restrictions. See Grants of Plan-Based Awards Table above, Footnote 1, for detailed information.
(4) On March 3, 2008, we granted Mr. Smiertka 200,000 options, which are subject to certain vesting criteria. See Grants of Plan-Based Awards Table above, Footnote 2, for detailed information.

We did not have any outstanding stock awards held by our named executive officers at December 31, 2008.  Nor did any of our named executive officers exercise any stock options during the year ended December 31, 2008.

Index

Potential Payments Upon Termination or Change-in-Control

We entered into long term employment and stock option agreements with our current named executive officers that provide certain benefits in the event of termination due to dismissal for other than cause, disability and death, or change in control.

Termination

Under Mr. Kramer’s agreement, the entitlements upon termination vary depending upon: (1) Termination by Company Without Cause or by Executive with Good Reason, (A) severance amount equal to the lesser of (i) 24 months Base Salary; or (ii) Base Salary for the remainder of the Term, paid in equal monthly installments; (B) the product of (i) the Value of any equity or equity based awards granted which he can show that he reasonably would have received had he remained employed by the Company through the end of the calendar year containing the Termination Date, or 4 months after the Termination Date, whichever is greater, multiplied by (ii) a fraction, the numerator of which is the number of days in the calendar year in which the Date of Termination occurs through the Termination Date and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid; (C) to the extent not theretofore paid or otherwise provided for, Company shall pay or provide to him any other amounts or benefits which he is then entitled to receive through the Termination Date under any plan, program, policy or practice or contract or agreement maintained by the Company for his benefit, including any unused vacation that is accrued and unpaid as of the Termination Date; and (D) for 12 months from the Termination Date, continued participation in any plan providing medical, hospitalization and dental coverage for him as of the Termination Date, subject to the same terms and conditions as were applicable to him immediately prior to the Termination Date; (2) Termination by Company For Cause or by Executive Without Good Reason, in which case, Mr. Kramer shall have no right to any bonuses, salaries, benefits or other compensation other than those accrued through the date of employment termination or required by law to be provided; and (3) Termination On Account of Death or Disability, (A) Company shall treat termination of his employment on account of his Death or Disability as a Termination without Cause, (B) in the event of his Death, the Termination Date shall be his date of death, (C) in the event of his Disability, the Termination Date shall be the date that is 5 days after the date on which the Company gives him written notice of termination of employment on account of his Disability, and (D) the Company’s determination that he is incapable of fulfilling his obligations under his agreement is final and binding in the absence of fraud.

As used in Mr. Kramer’s agreement, “Cause” means: (i) willful malfeasance or willful misconduct in connection with his employment, (ii) continuing refusal to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, and confidential information provisions of his agreement, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with the his employment, or (v) his  conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business; and “Good Reason” means: (i) a reduction in Mr. Kramer’s Base Salary, (ii) a substantial diminution of his duties and responsibilities, or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace as of the date of this Agreement.

Under Mr. Adams’ and Mr. Smiertka’s agreements, the entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 6 months (Mr. Adams) or 2 months (Mr. Smiertka) annual base salary paid in equal monthly installments, (ii) the product of (I) any awards (stock options) which each can show that he reasonably would have received had he remained in such executive capacity with us through the end of the calendar year or 6 or 2 months after the date of termination, whichever is greater, in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid, (iii) for 6 or 2 months following the date of termination, we will continue to provide medical and dental benefits to the executive only on the same basis as such benefits are provided during such period to our other senior executive officers; provided, however, that if our welfare plans do not permit such coverage, we will provide each of them the medical benefits outside of such plans, and (iv) to the extent not theretofore paid or provided, we will timely pay or provide to them any other amounts or benefits which they are entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 6 or 2 months annual base salary.

As used in Mr. Adams’ and Mr. Smiertka’s agreements, “Cause” means: (i) executive’s commission of any act of fraud, embezzlement or dishonesty, (ii) executive’s unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company’s Code of Business Ethics and Conduct by executive which has a materially adverse effect upon the Company’s business or reputation, (iv) executive’s continued failure to perform the major duties, functions and responsibilities of executive’s position after written notice from the Company identifying the deficiencies in executive’s performance and a reasonable cure period of not less than thirty (30) days or (v) a material breach of executive’s fiduciary duties as an officer of the Company.

We did not enter into a long term employment agreement with our former CFO and Treasurer, Mr. Novak, who resigned on February 15, 2008.

Change in Control

If Lapolla or any successor terminates any of the current named executive officers’ employment agreements at any time during their respective employment periods following a Change in Control: each of them: (i) will be entitled to an amount equal to the salary which would otherwise be payable over the remaining term of each of their agreements in one lump sum; and (ii) any outstanding awards held by them or other benefits under any Company plan or program, which have not vested in accordance with their terms, will become fully vested and exercisable at the time of such termination.  In the case of Mr. Kramer and Mr. Adams, we have also provided a transaction bonus equal to 6 % or 1½ % which is activated upon consummation of a change in control.

Index

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

Acceleration of Benefits Under Certain Other Plans

Our Equity Plan also contains provisions for the accelerated vesting of stock options to participating named executive officers in the event of a change in control (using the same definition of “Change in Control” described above). Under our Equity Plan, in the event of a Change in Control, the surviving, continuing, successor, or purchasing entity or parent thereof, as the case may be (the "Acquiror"), may, without the consent of any participant, either assume the Company's rights and obligations under outstanding options or substitute for outstanding options substantially equivalent options to purchase the Acquiror's stock. In the event the Acquiror elects not to assume or substitute for outstanding options in connection with a Change in Control, the Compensation Committee shall provide that any unexercised and/or unvested portions of outstanding options shall be immediately vested and exercisable in full as of the date thirty (30) days prior to the date of the Change in Control. The vesting and/or exercise of any option shall be conditioned upon the consummation of the Change in Control. Any Options which are not assumed by the Acquiror in connection with the Change in Control nor exercised as of the time of consummation of the Change in Control shall terminate and cease to be outstanding effective as of the time of consummation of the Change in Control.  In accordance with the requirements of the SEC, the following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under our employment agreements assuming that dismissal for other than cause, disability or death, or change in control occurred on December 31, 2008; and (2) under our Equity Plan assuming that a change of control occurred on December 31, 2008. Excluded from this table are any values relating to the transaction bonuses under the employment agreements (as described above) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change in control, our named executive officers will receive the amounts reflected below.

				Value of	Continuation of
		Salary		Option Acceleration	Employee Benefits	Total Value
Name	Trigger	($)		($) (4)	($) (5)	($)
Douglas J. Kramer	Dismissal Other Than for Cause	700,000	(1)	—	22,237	722,237
CEO and President	Disability or Death	700,000	(1)	—	22,237	722,237
	Change in Control	700,000	(1)	—	—	700,000

Michael T. Adams	Dismissal Other Than for Cause	13,229	(2)	—	10,451	23,680
CGO, EVP and Secretary	Disability or Death	13,229	(2)	—	10,451	23,680
	Change in Control	13,229	(2)	—	—	13,229

Paul Smiertka	Dismissal Other Than for Cause	33,333	(3)	—	9,141	42,474
CFO and Treasurer	Disability or Death	33,333	(3)	—	9,141	42,474
	Change in Control	400,000	(3)	—	—	400,000
Notes:
(1) Represents annual base salary payable over the remaining term of his employment agreements payable in one lump sum.
(2) Represents 4 months or the remaining annual base salary payable over the remaining term of his employment agreements payable in one lump sum, whichever is lesser.  Mr. Adams’ employment agreement expired on January 31, 2009.
(3) Represents 2 months of his annual base salary payable in equal monthly installments.
(4) This column represents the aggregate value of accelerated vesting of unvested stock options based on the spread between the closing price of our common stock on December 31, 2008 and the exercise prices of the stock options. Based on the closing price of our common stock on December 31, 2008 of $ .51 and exercise prices of all unvested stock options being greater than $.51, there is no spread value to report in this table at December 31, 2008. Refer to Part III, Outstanding Equity Awards at Fiscal Year-End table, Option Awards, for more information on the unvested stock options outstanding.
(5) Represents the aggregate value of (a) 12 months, or $15,506, for Mr. Kramer, 1 month, or $1,292, for Mr. Adams, and 2 months, or $1,448, for Mr. Smiertka, for health and dental insurance, payable monthly; and (b) 1 week for Mr. Kramer, or $6,731, 3 weeks for Mr. Adams, or $10,451, and 2 weeks for Mr. Smiertka, or $9,141, for unused accrued vacation.

Index

Non-Employee Director Compensation

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

The following table summarizes compensation for non-employee directors for the year ended December 31, 2008, including costs incurred during 2008 for stock options granted in 2007 that vested in 2008. Please note that ownership of vested and exercisable stock options by our non-employee directors is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

DIRECTOR COMPENSATION TABLE

	Fees Earned or			All Other
Name	Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)		Total ($)
(a)	(b)	(c)	(d) (1)	(g)		(h)
Richard J. Kurtz	—	—	—	866,456	(2)	866,456
Arthur J. Gregg	—	—	31,704	—		31,704
Jay C. Nadel	—	—	63,417	—		63,417
Augustus J. Larson	—	—	19,024	—		19,024
Howard L. Brown	—	—	71,628	20,000	(3)	91,628
Notes:
(1)  The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2008 related to grants of stock options in fiscal year 2007, as prescribed under SFAS No. 123R. For a discussion of the Equity Incentive Plan and valuation assumptions, see Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008. The information below shows how much of the overall amount of the compensation cost is attributable to each award for the year ended December 31, 2008.

						Number of Shares
			Number of Shares		Number of Shares	of Stock Underlying
			of Stock Underlying		of Stock Underlying	Vested and
	Grant	Exercise	Vested Option		Unvested Option	Unvested Option	2008 Fiscal Year
Director	Date	Price ($)	Awards Granted		Awards Granted	Awards Granted	Compensation Cost ($)
Richard J. Kurtz	1/16/2007	.60	200,000	(i)	—	200,000	—
Arthur J. Gregg	1/16/2007	.60	75,000	(ii)	150,000	225,000	31,704
Jay C. Nadel	1/16/2007	.60	150,000	(iii)	300,000	450,000	63,417
Augustus J. Larson	1/16/2007	.60	45,000	(iv)	90,000	135,000	19,024
Howard L. Brown	5/22/2007	.60	224,200	(v)	275,800	500,000	71,628
The grant date fair value of the options to purchase the shares above of our common stock on January 16, 2007, was approximately $.59 per share, based on a lattice-based model of option valuation to determine grant date fair value, as prescribed under SFAS No. 123R.  The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by a director will be at or near the value estimated by the lattice-based valuation model. The following assumptions were used in the lattice-based valuation model: market price of stock, $.60; exercise price of option, $.60; expected stock volatility, 269.54%; risk-free interest rate, 4.636% (Mr. Kurtz - based on 7-year treasury bond rate), and 4.193% (Lt. Gen. Gregg (Ret), Mr. Nadel, Mr. Larson, and Mr. Brown - based on 5-year treasury bond rate); and expected life, 5 years (Mr. Kurtz), 3 years (Lt. Gen. Gregg (Ret), Mr. Nadel, and Mr. Larson), and 2.8 years (Mr. Brown); and dividend yield, 0%. The vesting conditions and exercise restrictions of these options are as follows:
(i) For Mr. Kurtz, 200,000 options (of a total 1,000,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board and Chairman of the Board for the next 5 years and exercisable at the rate of 50% each year only after all of the options vest. Mr. Kurtz canceled his remaining unvested 800,000 stock options during 2008, which rendered the 200,000 stock option that vested on January 15, 2008 immediately exercisable.
(ii) For Mr. Gregg, 75,000 options (of a total 225,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Compensation Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested. On January 15, 2008, 75,000 of Mr. Gregg’s stock options vested.
(iii) For Mr. Nadel, 150,000 options (of a total 450,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Audit Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.  On January 15, 2008, 150,000 of Mr. Nadel’s stock options vested.
(iv) For Mr. Larson, 45,000 options (of a total 135,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board and certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.  On January 15, 2008, 45,000 of Mr. Larson’s stock options vested.
(v) Mr. Brown, who was at the time the stock options were originally granted on January 16, 2007 an advisor/consultant to the Board, 250,000 options (of a total 500,000 granted) were eligible to vest at the end of each year of service subject meeting certain performance criteria and exercisable at the rate of 50% each year only after all 500,000 Options vest. However, upon being elected to the Board at the Annual Meeting of Stockholders held on May 22, 2007, his advisor/consultant role automatically terminated and his original vesting and exercise criteria changed to: 86,300 Options automatically vested but are only be exercisable after the end of two years, while 137,900 Options are eligible to vest each on January 15, 2008, 2009, and 2010, respectively, based on his continuous service as a member of the Board and Chairperson of the Executive Committee 2.67 years and exercisable at the rate of 33⅓% each year after vested.  On January 15, 2008, 137,500 of Mr. Brown stock options vested.
(2) The amount shown consists of: (a) $68,856 in accrued interest relating to short term loans advanced to the Company during 2008; and (b) $797,600 in accrued dividends relating to Series D Preferred Stock. See also Note 12 - Related Party Transactions, Item (e), of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.
(3) The amount shown consists of $20,000 in accrued dividends paid relating to Series D Preferred Stock.

Index

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of us or any of our former subsidiaries. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2008.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Jay C. Nadel
Augustus J. Larson
Howard L. Brown

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of March 25, 2009, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO, CFO, and other executive officers, and (iii) all of our directors, named executive officers and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of March 25, 2009 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT TABLE

	Shares of	Rights to	Total Shares
	Common Stock	Acquire Shares of	of Common Stock	Percent
Beneficial Owner	Owned	Common Stock (1) (2)	Beneficially Owned	of Class (3)
Directors:
Richard J. Kurtz, Chairman of the Board (4)	40,664,149	200,000	40,864,149	57.50%
Nine Duck Pond Road, Alpine, NJ 07620
Lt. Gen. Arthur J. Gregg, US Army (Ret)	62,500	74,993	137,493	0.19%
Jay C. Nadel	1,084,000	149,985	1,233,985	1.74%
Augustus J. Larson	—	44,996	44,996	0.06%
Howard L. Brown	—	137,886	137,886	0.19%
Douglas J. Kramer (5)	—	—	—	—
Michael T. Adams (6)	1,035,524	80,000	1,115,524	1.57%

Executive Officers:
Paul Smiertka (7)	—	33,333	33,333	0.05%
Timothy J. Novak (8)	—	—	—	—

All directors and executive
officers listed above as a group	42,846,173	721,193	43,567,366	61.31%
Notes:
(1) On January 15, 2009, an aggregate of 407,500 stock options vested for non-employee directors, of which 75,000, 150,000, 45,000, and 137,500 options were for Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown, respectively. Refer to Director Compensation Table above for more information.
(2) Represents common stock which the person has the right to acquire within 60 days after March 25, 2009. For current executive officers - Mr. Kramer, Mr. Adams, and Mr. Smiertka have 2,250,000, 80,000, and 33,333 vested stock options, of which -0-, 80,000, and 33,333 are exercisable, respectively; and directors – Mr. Kurtz, Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown have 200,000, 150,000, 300,000, 90,000, and 361,700 vested stock options, of which 200,000, 74,993, 149,985, 44,996, and 137,886 are exercisable, respectively. Refer to Item 11 – Executive and Director Compensation for more information.
(3) Based on 71,062,099 shares of our common stock outstanding at March 25, 2009 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Certain Beneficial Owners Table below).
(4) In addition to shares held in the individual’s sole name, this amount owned includes 1,200,000 shares held by the spouse of the named person.
(5) Mr. Kramer is also our CEO and President.
(6) Mr. Adams is also our CGO, EVP and Secretary.
(7) Mr. Smiertka started as CFO and Treasurer on March 3, 2008.
(8) Mr. Novak started as CFO on June 11, 2007 and resigned on February 15, 2008.

Index

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above and below tables, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

	Shares of	Rights to	Total Shares of
	Common Stock	Acquire Shares of	Common Stock	Percent
Name and Address of Beneficial Owners (1)	Owned	Common Stock (1) (2)	Beneficially Owned	of Class (3)
ComVest Capital LLC	—	6,396,104	6,396,104	9.00%
ComVest Capital Management LLC
ComVest Group Holdings, LLC
Michael S. Falk
One North Clematis, Suite 300
West Palm Beach, Florida 33401
Notes:
(1) Based on the information provided pursuant to a joint statement on a Schedule 13G filed with SEC on February 26, 2007, the name of the Reporting Person is ComVest Capital LLC, a Delaware limited liability company ("ComVest"), as adjusted by the Company for principal repayments on the Convertible Term Note, Conversion Price Adjustments, and subsequent modifications (See (2) below). ComVest is a private investment company. The managing member of ComVest is ComVest Capital Management LLC, a Delaware limited liability company ("Management"), the managing member of which is ComVest Group Holdings, LLC, a Delaware limited liability company ("CGH"). Michael Falk ("Falk") is the Chairman and principal member of CGH. Falk is a citizen of the United States of America. The group of beneficial owners share the same principal business address provided in this table.

(2) Based on 71,062,099 shares of our common stock outstanding at March 25, 2009 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Management Table above).

(3) The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was amended on June 12, 2007 (“Loan Agreement”), under which ComVest agreed to: (i) loan up to $5,000,000 under a revolving credit note (“Revolving Credit Note”); (ii) execute a $2,000,000 convertible term note (“Convertible Term Note”); (iii) issue certain warrants (“Warrants”) to ComVest; and (iv) register the underlying shares issuable under the Convertible Term Note and the Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Credit Note, and Convertible Term Note, amended the existing Warrants, and issued a new warrant (“New Warrant”). The Revolving Credit Note, as amended and restated, was increased to make up to $9,500,000 available, and bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. The coverage ratio formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The term of the Revolving Credit Note was extended to August 31, 2010. The Convertible Term Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in a final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Term Note was personally guaranteed by the Chairman of the Board. The existing Warrants, as amended, are for the purchase of an aggregate of 1,500,000 shares of common stock, exercisable at an adjusted price of $.60 per share and expire on a date extended to June 30, 2013. The New Warrant was issued for the purchase of 1,000,000 shares of common stock, is exercisable at a price of $.78 per share, and expires June 30, 2013. See Certain Relationships and Related Party Transactions for more information.

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

(a)     On January 15, 2008, an aggregate of 607,500 stock options, with an exercise price of $.60 per share, vested relating to director compensation, of which 200,000, 75,000, 150,000, 45,000, and 137,500 options were for Mr. Kurtz, Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown, respectively. These stock options were previously granted in 2007 as part of a long term non-employee director program and contain exercise restrictions. See Part III, Item 11 – Executive and Director Compensation, Non-Employee Director Compensation, Director Compensation Table for more detailed information.

(b)     On February 19, 2008, our principal stockholder and Chairman of the Board, in order to secure Mr. Nadel’s continued attention and hands on participation required with his role as a Board member, transferred 500,000 shares of his restricted common stock of Lapolla to Mr. Nadel.  The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of transfer was $.70 per share.

(b)     On March 3, 2008, we hired Mr. Smiertka as our CFO and Treasurer pursuant to a long term employment agreement which expires December 31, 2010. His annual base salary originally at $160,000 was increased during 2008 to $200,000. In connection with his employment, Mr. Smiertka was granted a stock option to purchase 200,000 shares of common stock, which vests upon satisfaction of certain conditions, is exercisable at $.68 per share, and expires March 2, 2013.

(c)     On April 11, 2008, we received a commitment letter from our principal stockholder and Chairman of the Board, Mr. Kurtz, wherein he agreed to provide funding of $2,000,000 to be used as working capital to facilitate our growth and expansion for the 2008 year.  The funding is in the form of a demand loan bearing 6% interest per annum.

Index

(d)     On May 5, 2008, the Company entered into a new Executive Employment Agreement (“Executive Agreement”) and Stock Option Agreement (“Option Agreement”) with its CEO and President, Mr. Kramer, both of which are summarized below:

(i)     Executive Employment Agreement.  This Executive Agreement commenced on May 5, 2008 and ends December 31, 2010 (“Term”). Mr. Kramer’s base salary is $350,000 per year.  He is entitled, upon consummation of a change in control, to a transaction bonus of 6% of the transaction value. If Mr. Kramer is terminated by the Company without cause or Mr. Kramer terminates his employment with good reason (as defined therein) during the Term, he is entitled to: (a) severance equal to the lesser of 24 months base salary or base salary for the remainder of the Term, (b) the product of the value of any equity based awards which he can show he reasonably would have received had he remained employed by the Company through the end of that calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the termination date and the denominator is 365, but only to the extent not previously vested, exercised and/or paid, and (c) 12 months of continuous health and dental benefits. If Mr. Kramer is terminated following a change in control, he is entitled to: (a) his base salary for the remainder of the Term, and (b) any outstanding awards, including stock options, which have not vested will become fully vested and exercisable at the time of such termination. The Executive Agreement also includes nonsolicitation, noncompetition, and ownership of developments and other rights provisions. This Executive Agreement supersedes the previously entered into Executive Employment Agreement entered into between the Company and Mr. Kramer effective as of July 25, 2005 and ending on January 31, 2009.

(ii)     Stock Option Agreement.  This Option Agreement commenced on May 5, 2008 (“Grant Date”) and ends December 31, 2013. Mr. Kramer was granted an additional 2,000,000 stock options under the Company’s Equity Incentive Plan, as amended (“Plan”), for the purchase of common stock, at an exercise price of $.74 per share (equal to 100% of closing price of Company’s common stock as traded on the NASDAQ OTCBB on Grant Date) which vests in 250,000 option increments, with the first increment vesting on the earlier of June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, or the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has a quarterly profit, and each of the remaining increments on the last day of each the next seven fiscal quarters for which the Company has a quarterly profit, subject in all cases to continued satisfactory employment through the last day of each such fiscal quarter. The options, upon and from the date of, vesting are exercisable on a cumulative basis of 8 1/3 % at the end of 12 months, 16 2/3 % at the end of 24 months, 25 % at the end of the 36 months, and 100 % at the end of the 48 months. Additionally, this Option Agreement amended existing options previously granted to Mr. Kramer under that certain Option Agreement dated July 12, 2005, which was amended July 28, 2005 (“Prior Agreement”) and ends July 11, 2011. Under the Prior Agreement, Mr. Kramer was granted 2,000,000 options, which vest after meeting certain Sales Goal Thresholds and Gross Profit Margins, and, when vested, become exercisable pursuant to a formula (“Existing Option”). At the time of entering into the Option Agreement, there were 1,520,000 options remaining unvested under the Existing Option, all of which automatically vested on May 5, 2008. The Existing Option, now and from the date of, vesting is exercisable on a cumulative basis of 8 1/3 % at the end of 12 months, 16 2/3 % at the end of 24 months, 25 % at the end of the 36 months, and 100 % at the end of the 48 months.  The Existing Option’s ending date was extended to December 31, 2012.

(e)     On June 30, 2008, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement (“Loan Agreement”) with ComVest Capital, LLC (“New Credit Facility”) which replaced the prior credit facility. The New Credit Facility provides up to $9,500,000 under an amended and restated revolving credit note (“Revolver”) and $3,000,000 under an amended and restated convertible term note (“Convertible Note”) for a total of $12,500,000.  The prior credit facility entered into between LaPolla and ComVest on February 21, 2007, as amended on June 12, 2007, provided for $5,000,000 under a revolving credit note and $2,000,000 under a convertible term note (“Prior Credit Facility”). In connection with the establishment of the New Credit Facility, the Company agreed to reprice certain warrants originally issued as part of the Prior Credit Facility and issue a new warrant contemporaneously with entering into the New Credit Facility. The Revolver bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. The coverage ration formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The Convertible Note: (a) bears interest at 10% per annum, (b) the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in a final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, (c) and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share.  The Convertible Note is personally guaranteed by the Chairman of the Board.  The Company issued to ComVest a warrant to acquire up to 1,000,000 shares of LaPolla's common stock at an exercise price of $.78 per share (“New Warrant”) and also agreed to modify the exercise price with respect to all of the previously issued and remaining 1,500,000 warrants (“Prior Warrants”). The Prior Warrants were previously priced at $.74 for 750,000 and $.61 for 750,000.  The Prior Warrants were repriced at $.60.

(f)     On June 30, 2008, contemporaneously with entering into the New Credit Facility described above, the Chairman of the Board and principal stockholder of Lapolla, Mr. Kurtz, in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, converted $2,000,000 of the total indebtedness owed to him by Lapolla into shares of restricted common stock, par value $.01 of Lapolla, at the rate of $.78 per share, yielding a total issuance of 2,564,103 shares. The price per share reflects the ten (10) day volume weighted average price (VWAP) of the Company’s common stock as traded on the NASDAQ OTC Bulletin Board prior to June 30, 2008.

(g)     During 2008, the Company issued an aggregate of 250,000 shares of common stock pursuant to cashless warrant exercises by ComVest in exchange for cancellation of an aggregate $135,000 of indebtedness, or $.54 per share, of which $67,500 was recorded as principal repayments to the Revolver, $33,766 as principal repayments to the Convertible Note, and $33,734 as accrued interest on the Convertible Note.

(h)     During 2008, the Company issued 5,000 shares of common stock pursuant to a cashless partial conversion of the Convertible Note by ComVest in exchange for cancellation of $3,850 of indebtedness, or $.77 per share, which was recorded as a principal repayment to the Convertible Note.

Index

(i)     On January 15, 2009, an aggregate of 407,500 stock options, with an exercise price of $.60 per share, vested relating to director compensation, of which 75,000, 150,000, 45,000, and 137,500 options were for Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown, respectively. These stock options were previously granted in 2007 as part of a long term non-employee director program and contain exercise restrictions. Refer to Item (a) above.

(j)     On February 18, 2009, our principal stockholder and Chairman of the Board, in order to secure Mr. Nadel’s continued attention and hands on participation required with his role as a Board member, transferred 584,000 shares of his restricted common stock of Lapolla to Mr. Nadel.  The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of transfer was $.34 per share.

(k)     On April 9, 2009, we received a commitment letter from our principal stockholder and Chairman of the Board, Mr. Kurtz, wherein he agreed to provide funding of up to $2,000,000 to be used as working capital to facilitate our growth and expansion for the 2009 year.  The funding is in the form of a demand loan bearing 6% interest per annum.

Review, Approval or Ratification of Transactions with Related Persons.

The Company does not maintain a formal policy or procedure for review, approval or ratification of transactions with related persons. The Company does regularly communicate through Board and Standing Committee meetings and Unanimous Resolutions, wherein transactions with related persons are reviewed and approved or ratified. In addition, transactions involving our directors are disclosed and reviewed by our Corporate Governance Committee in its assessment of our directors’ independence. To the extent such transactions are related to ongoing business relationships, the transactions are disclosed and, as applicable, reviewed annually. The Board of Directors intends to approve only those related party transactions that are in the best interests of our stockholders.

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

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the year ended December 31, 2008 and 2007. The Audit Committee of the Board of Directors selects the independent registered public accounting firm.  Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2008		2007
Audit Fees	$191,128	(1)	$172,920	(2)
Audit-Related Fees	63,146	(3)	29,626	(4)
Tax Fees	—		—
All Other Fees	—		—
Total	$254,274		$202,546
Notes:
(1)
For 2008, represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, and for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters.

(2)
For 2007, represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters, and consent with respect to a registration statement; and represents the aggregate fees billed to us by Baum & Company, P.A. (“Baum”) for professional services rendered for the review of our financial statements included in our Form 10-Q filing for the first fiscal quarter and consent with respect to a registration statement.

(3)
For 2008, represents the aggregate fees billed to us by Hein for the start of the audit of Air-Tight Marketing and Distribution, Inc. for the year ended December 31, 2007 and review of the interim period from January 1, 2008 through June 30, 2008, which audit was subsequently deemed inapplicable based on the purchase price reduction recorded by Lapolla at December 31, 2008. These services include accounting consultations that are not required by statute.

(4)
For 2007, represents the aggregate fees billed to us by Baum for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in Audit Fees. These services include accounting consultations that are not required by statute.

Index

Policy on Audit Committee Pre-Approval

As part of its required duties, the Audit Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2008 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      1.      Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.      Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2008 and 2007:

Schedule Number
Valuation and Qualifying Accounts	25

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

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Paul Smiertka, CFO
Paul Smiertka
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz, Director
Richard J. Kurtz
Chairman of the Board

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jay C. Nadel, Director
Jay C. Nadel
Director

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	April 15, 2009	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Index

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008 and 2007

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2008
Allowance for Doubtful Accounts (1)	$178,440	$897,360	$—	$(565,349)	$492,451
Deferred Tax Assets Valuation Allowance (2)	12,142,606	—	1,136,257	—	13,278,863
Year Ended December 31, 2007
Allowance for Doubtful Accounts (1)	$224,306	$199,916	$—	$(245,782)	$178,440
Deferred Tax Assets Valuation Allowance (2)	10,885,429	—	1,257,177	—	12,142,606

Notes:
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

3.8
Certificate of Amendment of Restated Certificate of Incorporation dated June 10, 2008 as filed with the State of Delaware on June 10, 2008 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2008, filed August 19, 2008).

3.9	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 4.2 to Form 10-Q dated June 30, 2008, filed August 19, 2008).
3.10	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
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

10.1	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001, filed January 31, 2002).
10.2
Securities Purchase Agreement dated September 29, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2006, filed January 31, 2002).

10.3	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.4	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.5	Amendment to Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.6	Second Amendment to Equity Incentive Plan dated May 5, 2008 (incorporated by reference to Appendix B to DEF 14C dated and filed on May 19, 2008).
10.7	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.8	Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for December 31, 2004, filed March 30, 2005).
10.9	Amendment to Director Compensation Plan (incorporated by reference Exhibit 10.10 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.10	Director Compensation Plan, as amended (incorporated by reference Exhibit 10.11 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.11	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.12	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.13	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.14	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.15	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.16	Option Agreement dated March 3 2008 between Paul Smiertka and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 3, 2008, filed May 4, 2008).
10.17	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.18	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.19	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Executive Employment Agreement dated March 3, 2008 between Paul Smiertka and the Company (incorporated by to reference Exhibit 10.1 to Form 8-K dated March 3, 2008, filed May 4, 2008).
10.21
Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.22	Convertible Term Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.23	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

Index

INDEX OF EXHIBITS
(continued)

Exhibit No.	Description
10.24
Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.25
Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.26
Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.27	Collateral Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.28	Registration Rights Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.29
Amendment No. 1 to Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 12, 2007, filed June 14, 2007).

10.30	Amended and Restated Convertible Term Note between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.8 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.31	Amended and Restated Revolving Credit Note between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.32	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.33	Extension Under Registration Rights Agreement dated June 12, 2007 (incorporated by reference to Exhibit 99.3 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.34
Amended and Restated Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.35	Amended and Restated Convertible Term Note between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.36	Amended and Restated Revolving Credit Note between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.37	Guaranty between Richard J. Kurtz and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.38	Debt-to-Equity Conversion Confirmation between Richard J. Kurtz and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.39	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.40
Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.41
Amended and Restated Asset Purchase Agreement dated July 1, 2008 between the Company, Air-Tight Marketing and Distribution, Inc., and Larry P. Medford and Ted J. Medford (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).

10.42	Employment Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.43	Option Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 1, 2008, filed July 8, 2008).
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of April 15, 2009 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2008 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

Years Ended December 31, 2008 and 2007	F-2

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(i)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lapolla Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2008 and 2007 and the related statements of operations, change in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  We have also audited the Schedule II listed in the accompanying Item 15(a)2. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule II presents fairly, in all material respects, the information set forth therein in relation to the financial statements taken as a whole.

We were not engaged to examine management’s assertion about the effectiveness of Lapolla Industries, Inc.’s internal control over financial reporting as of December 31, 2008 included in Item 9A(T) of Part II in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

/s/  Hein & Associates LLP

Houston, Texas
April 15, 2009

Index

LAPOLLA INDUSTRIES, INC.
BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash	$42,845	$339,855
Trade Receivables	8,502,679	3,350,154
Inventories	4,764,937	2,698,097
Prepaid Expenses and Other Current Assets	1,425,551	532,233
Total Current Assets	14,736,012	6,920,339

Property, Plant and Equipment	2,623,388	2,626,068

Other Assets:
Goodwill	3,741,167	1,951,000
Other Intangible Assets	1,695,907	142,318
Deposits and Other Non-Current Assets	133,252	226,320
Total Other Assets	5,570,326	2,319,638

Total Assets	$22,929,726	$11,866,045

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,827,059	$2,422,625
Accrued Expenses and Other Current Liabilities	2,336,058	1,266,533
Loans Payable – Related Party	800,000	—
Current Portion of Convertible Term Note	500,000	589,761
Current Portion of Long-Term Debt	104,001	84,939
Total Current Liabilities	10,567,118	4,363,858

Other Liabilities:
Revolving Credit Note	7,550,995	4,879,152
Non-Current Portion of Convertible Term Note	1,872,222	775,185
Non Current Portion of Long-Term Debt	180,175	107,255
Non Current Portion of Liabilities from Discontinued Operations	—	848
Total Other Liabilities	9,603,392	5,762,440

Total Liabilities	20,170,510	10,126,298

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) for 2008 and 2007, respectively; $62,500 aggregate liquidation preference for 2008 and 2007, respectively.	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding for 2008 and 2007, respectively;$8,176,000 aggregate liquidation preference for 2008 and 2007, respectively.	8,176	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,799 and 59,125,696 Issued and Outstanding for 2008 and 2007, respectively.	639,448	591,257
Additional Paid-In Capital	78,106,472	73,600,876
Accumulated (Deficit)	(76,049,915)	(72,515,597)
Total Stockholders' Equity	2,759,216	1,739,747

Total Liabilities and Stockholders' Equity	$22,929,726	$11,866,045

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Sales	$47,580,136	$31,840,799

Cost of Sales	38,524,607	26,967,721

Gross Profit	9,055,529	4,873,078

Operating Expenses:
Selling, General and Administrative	10,838,091	8,448,037
Professional Fees	516,974	556,286
Depreciation and Amortization	350,019	190,410
Consulting Fees	67,384	173,717
Interest Expense	793,164	615,726
Interest Expense – Related Party	68,856	21,841
Interest Expense – Amortization of Discount	492,566	94,644
Gain on Extinguishment of Debt	(481,833)	—
Other Income, Net	(55,375)	(164,968)
Total Operating Expenses	12,589,846	9,935,693

Operating (Loss)	$(3,534,317)	$(5,062,615)

Net (Loss)	$(3,534,317)	$(5,062,615)
Plus: Dividends on Preferred Stock	(817,600)	(817,600)
Net (Loss) Available to Common Stockholders	$(4,351,917)	$(5,880,215)

Net Income (Loss) Per Share-Basic and Diluted
Continuing Operations	$(0.073)	$(0.110)
Net (Loss) Per Share	$(0.073)	$(0.110)

Weighted Average Shares Outstanding	59,834,396	53,677,675

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock			Common Stock		Additional		Total
	Series	Series	Par		Par	Paid-In	Accumulated	Stockholders'
As of the Year Ended	A	D	$1.00	Shares	$0.01	Capital	(Deficit)	Equity

Issuance of Common Stock	—	—	—	3,724,891	37,249	1,562,113	—	1,599,362
Share-Based Compensation Expense	—	—	—	—	—	1,159,953	—	1,159,953
Net (Loss)	—	—	—	—	—	—	(5,062,615)	(5,062,615)
Fair Value of Warrants Issued/Modified	—	—	—	—	—	555,902	—	555,902
Preferred Stock Accrued Dividends
and Other Adjustments	—	—	—	(7,999)	(80)	(648,757)	—	(648,837)
Payment of Preferred Stock
Dividends with Common Stock	—	—	—	1,834,556	18,346	770,514	—	788,859

December 31, 2007	62,500	8,176	$63,211	59,125,696	$591,257	$73,600,879	$(72,515,598)	$1,739,749

Issuance of Common Stock	—	—	—	4,819,103	48,191	3,570,659	—	3,618,850
Share-Based Compensation Expense	—	—	—	—	—	900,620	—	900,620
Net (Loss)	—	—	—	—	—	—	(3,534,317)	(3,534,317)
Fair Value of Warrants Issued/Modified and Debt Extinguishment	—	—	—	—	—	851,917	—	851,917
Preferred Stock Accrued Dividends
and Other Adjustments	—	—	—	—	—	(817,604)	—	(817,604)

December 31, 2008	62,500	8,176	$63,211	63,944,799	$639,448	$78,106,472	$(76,049,915)	$2,759,216

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008		2007
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations		$(3,534,317)	$(5,062,615)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization		577,128	268,604
Provision for Losses on Accounts Receivable		879,360	199,916
Amortization of Discount on Convertible Term and Revolving Credit Notes		492,566	263,553
Share Based Compensation Expense		900,620	1,186,595
Gain on Extinguishment of Debt		(481,832)	—
Changes in Assets and Liabilities, Net of Effects from AirTight Asset Purchase:
Trade Receivables		(6,834,963)	45,361
Inventories		(1,594,933)	184,140
Prepaid Expenses and Other Current Assets		(893,318)	5,021
Deposits and Other Non Current Assets		(4,452)	(77,083)
Accounts Payable		3,022,869	(2,646,853)
Accrued Expenses and Other Current Liabilities		93,802	174,586
Other Liabilities		—	(216)
Net Operating Activities of Discontinued Operations		—	(9,152)
Net Cash (Used in) Operating Activities		(7,377,470)	(5,468,143)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment		(158,792)	(1,381,955)
Payment for AirTight Asset Purchase, Net of Cash Acquired		(100,000)	—
Net Cash (Used in) Investing Activities	$	(258,792)	$(1,381,955)

Cash Flows From Financing Activities
Proceeds from the Issuance of Preferred Stock		—	—
Proceeds from Revolving Credit Note		3,400,000	5,000,000
Proceeds from Convertible Term Note		1,676,600	2,000,000
Principal Repayments to Convertible Term Note		(400,000)	(200,000)
Proceeds from Line of Credit		—	1,398,000
Payments to Line of Credit		—	(2,405,120)
Proceeds from Loans Payable – Related Party		3,800,000	3,386,224
Payments to Loans Payable – Related Party		(1,000,000)	(1,838,800)
Proceeds from Note Payable – Other		—	—
Payments to Note Payable – Other		—	—
Principal Repayments on Long Term Debt		(117,348)	(191,270)
Payment of Preferred Stock Dividends		(20,000)	(15,068)
Net Financing Activities of Discontinued Operations		—	(326,129)
Net Cash Provided by Financing Activities		7,339,252	6,807,837

Net Increase (Decrease) In Cash		(297,010)	(42,261)
Cash at Beginning of Year		339,855	382,116
Cash at End of Year		$42,845	$339,855

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes		$-0-	$-0-
Cash Payments for Interest		661,955	447,317

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired via Issuance/Acquisition of Long Term Debt		$269,245	$34,989
Common Stock Issued – Director Fees and Other Compensation		—	27,521
Common Stock Issued – AirTight Asset Purchase Agreement		1,480,000	—
Common Stock Issued – Cancellation of Indebtedness		2,138,850	1,571,841
Common Stock Issued – Payment for Accrued Preferred Stock Dividends		—	788,859

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies.

This summary of significant accounting policies is presented to assist in understanding these financial statements. The financial statements and notes are representations of management who are responsible for their integrity and objectivity. The accounting policies used conform to Generally Accepted Accounting Principles (GAAP) in the United States of America and have been consistently applied in the preparation of these financial statements.

Organization History

The Company was incorporated in the state of Delaware on October 20, 1989.  The Company acquired 100% of the capital stock of Infiniti Products, Inc. (f/k/a Infiniti Paint Co., Inc.), a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing primarily acrylic roof coatings and polyurethane foam systems in the Southeastern United States (“Infiniti”). During the latter part of 2004, Infiniti built and began operating an acrylic roof coatings manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of Lapolla Industries, Inc., an Arizona corporation (“Lapolla AZ”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States. On April 1, 2005, Infiniti merged with and into Lapolla AZ whereas the existence of Infiniti ceased. On October 1, 2005, Lapolla AZ merged with and into the Company, under its former name of IFT Corporation, whereas the existence of Lapolla AZ ceased. On November 8, 2005, the Company changed its name to Lapolla Industries, Inc. On July 1, 2008, the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. On November 5, 2004, the Company discontinued the operations of its former RSM Technologies, Inc. subsidiary.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date.  However, these payment terms are extended in select cases and many customers do not pay within stated trade terms.  The Company has trade receivables from a diversified customer base nationally. In addition, the Company has a credit insurance policy in place covering some customer account balances. The Company believes no significant concentration of credit risk exists.  The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis.  Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectibility of all such accounts. No customer represents more than 10% of sales.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS 107”), which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. SFAS 157 establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities.  The Company had no Level 1 assets or liabilities at December 31, 2008; (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  The Company had no Level 2 assets or liabilities at December 31, 2008; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities at December 31, 2008. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximates fair value due to the short period of time to maturity. See also Recently Issued Accounting Standards below.

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

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), unless these lives are determined to be indefinite. The Company considers estimated future operating results, trends, and other available information, in assessing whether the carrying value of the intangible assets can be recovered. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (5 to 25 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. The Company’s sales channels include direct sales, distributors, and independent representatives.  Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are offset against cost of sales. Costs incurred for shipping and handling are classified as cost of sales.  Revenues are recorded net of sales tax.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts, and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount that will more likely than not be realized.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Purchase Price Allocation

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, the Company must determine whether an acquisition is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. On July 1, 2008, the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. for an adjusted purchase price of approximately $3 million. The Company accounted for the acquisition as a business combination. The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, estimating future cash flows and developing an appropriate discount rate. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Net (Loss) Per Common Share

The Company accounts for (loss) per share in accordance with Statement of Financial Accounting Standard 128, Earnings Per Share ("SFAS 128"). Basic (loss) per share is based upon the net (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive.  Basic and diluted net (loss) per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares would be antidilutive.

Share Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting and measured stock based compensation for option grants to employees assuming that options granted at market price at the date of grant had no intrinsic value. Restricted stock awards were valued based on a discounted market price of a share of unrestricted stock on the grant date. No compensation expense was recognized for stock-based incentive compensation plans other than for the restricted stock granted under the former Director Compensation Plan and executive employment agreements (when earned and vested) prior to adoption of SFAS 123R.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $300,103 and $92,784 in 2008 and 2007, respectively.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other Non-Current Assets” in the Company’s balance sheets. These costs are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest Expense – Amortization of Discount” in the statements of operations.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Recently Issued Accounting Standards

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of EITF 07-5 on its financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. The Company does not believe the adoption of FSP APB 14-1 will have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These two standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in financial statements. SFAS 141R changes a number of the existing business combination accounting practices. SFAS 141R is required to be adopted concurrently with SFAS 160 and will be effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R or SFAS 160 will have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS 159 will be effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

Note 2.    Liquidity.

The Company has an accumulated deficit of $76,049,915, had a net loss of $3,534,317, and used $7,242,573 of cash in operating activities.  As a result, there are concerns about the liquidity of the Company at December 31, 2008. The Company has a working capital surplus of $4,168,894. The Chairman of the Board continues to provide capital on an as required basis to handle cash flow fluctuations and meet working capital requirements to support the Company’s record sales growth and has committed to providing up to $2,000,000 for such purpose for fiscal 2009. Implementation of the Company’s business plan may require alternative or additional financing. Management believes that cash on hand, cash supplied from the Chairman of the Board, and cash to be generated from operations will be sufficient to fund operations through fiscal 2009.

Note 3.   Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2008	2007
Trade Receivables	$8,995,130	$3,528,594
Less: Allowance for Doubtful Accounts	(492,451)	(178,440)
Trade Receivables, Net	$8,502,679	$3,350,154

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 4.   Inventories.

The following is a summary of inventories for the years ending December 31:

	2008	2007
Raw Materials	$1,850,850	$880,616
Finished Goods	2,914,087	1,817,481
Total	$4,764,937	$2,698,097

Note 5.   Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2008	2007	Estimated Useful Life
Vehicles	$604,507	$381,714	5 Years
Leasehold Improvements	137,878	67,910	13 – 15 Years
Office Furniture and Equipment	191,000	161,733	3 – 7 Years
Computers and Software	632,854	560,777	3 – 5 Years
Machinery and Equipment	2,094,163	2,079,069	3 – 20 Years
Plant Construction in Progress	158,750	140,116
Total Property, Plant and Equipment	$3,819,152	$3,391,319
Less: Accumulated Depreciation	(1,195,764)	(765,251)
Total Property, Plant and Equipment, Net	$2,623,388	$2,626,068

Depreciation expense for the years ended 2008 and 2007 was $430,717 and $245,526, respectively.

Note 6.     Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2008, 2007 and 2006, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 43%, 28%, and 56%, of purchases, respectively.

Note 7.     Asset Purchase Agreement.

Air-Tight Marketing and Distribution, Inc.

On July 1, 2008, Lapolla entered into and closed an Amended and Restated Asset Purchase Agreement (“Asset Purchase Agreement”) with Air-Tight Marketing and Distribution, Inc., a Georgia corporation (“AirTight”) and its stockholders, Larry P. Medford and Ted J. Medford (“Shareholders”), wherein the Company agreed to pay $1,500,000 in cash, issue 2,000,000 shares of restricted common stock, par value $.01, valued at $1,480,000 (calculated from the number of shares times the Lapolla closing price per share of $.74 on the date of closing), and forgive an outstanding trade receivable balance of $1,419,649 due from AirTight on the date of the closing, in exchange for certain assets and liabilities of AirTight. The Company paid $100,000 in cash at closing and issued a promissory note totaling $1,400,000 to AirTight and the AirTight Shareholders, payable in installments on the last day of each calendar year until paid in full by December 31, 2012.  Lapolla undertook efforts to audit the financial statements of AirTight in accordance with SEC rules and prior to completion of the audit determined based on the preliminary findings that certain adjustments needed to be made to the AirTight financial statements as originally presented to Lapolla. Lapolla notified the AirTight Shareholders of the adjustments and recorded a purchase price reduction equal to the amount due under the Promissory Note in accordance with the Asset Purchase Agreement and Promissory Note. Lapolla purchased AirTight’s customer base which includes commercial and residential spray foam insulation contractors. The basic assets purchased from AirTight include, but are not limited to, trademarks, customer list, Shareholder non-competes, inventories, equipment, accounts receivable, and goodwill. The results of AirTight’s operations have been included in Lapolla’s financial statements since July 1, 2008.  See also Note 14 – Commitments and Contingencies. The following table summarizes the components of the adjusted AirTight purchase price at:

July 1, 2008
Cash	$100,000
Promissory Note	1,400,000
Purchase Price Reduction	(1,400,000)
Restricted Common Stock	1,480,000
Forgiven Lapolla Accounts Receivable	1,419,649
Total	$2,999,649

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 7.     Asset Purchase Agreement - continued.

Purchase Price Allocation

The AirTight purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the AirTight acquisition is not deductible for federal income tax purposes.  The Company believes the fair values assigned to the AirTight assets acquired and liabilities assumed were based on reasonable assumptions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of purchase.

July 1, 2008
Current Assets	$1,088,325
Property, Plant and Equipment	269,245
Identifiable Intangible Assets	1,700,000
Goodwill	1,790,167
Current Liabilities	(1,559,535)
Other Liabilities	(288,553)
Total	$2,999,649

In connection with the allocation of the adjusted purchase price by Lapolla, $1,700,000 was attributed to Other Intangible Assets, of which $700,000 was assigned to trade names (15 year useful lives), $790,000 was assigned to the customer list (5 year useful life), and $210,000 was assigned to the Shareholder and sales force non-competes (5 year useful lives). The $1,790,167 of goodwill was assigned to the Foam segment.

Pro Forma Results of Operations

Unaudited pro forma results of operations for the years ended December 31, 2008 and 2007, as though the AirTight asset purchase had occurred as of January 1, 2007, follow.  The results from July 1, 2008 to December 31, 2008 have already been included in Lapolla’s financial statements.

	AirTight	Lapolla	Total	AirTight	Lapolla	Total
	1/1/08-6/30/08	1/1/08-12/31/08	1/1/08-12/31/08	1/1/07-12/31/07	1/1/07-12/31/07	1/1/07-12/31/07
Sales	$4,623,653	$44,921,667	$49,545,320	$9,168,200	$31,840,799	$41,008,999
Cost of Sales	$3,451,309	$36,235,891	$39,687,200	$6,568,890	$26,967,721	$33,536,611
Gross Profit	$1,172,344	$8,685,776	$9,858,120	$2,599,310	$4,873,078	$7,472,388
Operating Expenses	$1,647,150	$12,589,846	$14,236,996	$2,940,530	$9,935,693	$12,876,223
Net (Loss)	$(474,807)	$(3,904,070)	$(4,378,877)	$(341,220)	$(5,062,615)	$(5,403,835)
Net (Loss) Per Share-Basic and Diluted	$(0.008)	$(0.065)	$(0.073)	$(0.006)	$(0.094)	$(0.101)
Weighted Average Shares Outstanding	59,209,198	59,834,396	59,834,396	53,677,675	53,677,675	53,677,675

Prior to the AirTight asset purchase, AirTight was a customer of Lapolla.  The sales, costs of sales, and related gross profit related to sales from January 1, 2008 up to the date of closing of the asset purchase have been eliminated from Lapolla’s results in the table above. The pro forma information is not necessarily indicative of the actual results that would have been achieved had the AirTight asset purchase occurred on the indicated date, or the results that may be achieved in the future.

Note 8.     Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill

	2008	2007
Foam	$2,438,547	$648,380
Coatings	1,302,620	1,302,620
	$3,741,167	$1,951,000

The Company its business segment structure at December 31, 2007 from seven reportable units, consisting of coatings, foam, paints, sealants, adhesives, equipment, and all other, to two, consisting of foam and coatings, to be more in line with the Company’s core foam and coatings businesses. The carrying values of the goodwill previously attributed to the former business segments were aggregated and reassigned to the foam and coatings segments.  See Note 19 - Business Segments for further information.  See also Note 7 – Asset Purchase Agreement.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 8.     Goodwill and Other Intangible Assets - continued.

The following is a summary of Other Intangible Assets for the years ending December 31:

Other Intangible Assets

	2008		2007
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
Customer Lists	$859,235	$(132,081)	$69,235	$(39,234)	5 Years
Product Formulation	138,471	(35,385)	138,471	(26,154)	15 Years
Trade Names	700,000	(23,333)	—	—	15 Years
Non-Competes	210,000	(21,000)	—	—	5 Years
	$1,907,706	$(211,799)	$207,706	$(65,388)

Based on the other intangible assets in service as of December 31, 2008, estimated amortization expense for the years ending December 31, 2009 through December 31, 2012 and thereafter is as follows:

	2009	2010	2011	2012	Thereafter
Customer Lists	$171,847	$160,306	$158,000	$158,000	$79,000
Product Formulation	9,231	9,231	9,231	9,230	66,163
Trade Names	46,667	46,667	46,667	46,667	490,000
Non-Competes	$42,000	$42,000	$42,000	$42,000	$21,000

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 9.     Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities for the years ending December 31:

	2008	2007
Accrued Payroll	$2,782	$32,159
Accrued Commissions	52,082	20,782
Accrued Inventory Purchases	371,680	228,357
Accrued Non-Inventory Purchases	244,018	314,293
Accrued Rent	—	82,426
Accrued Interest – Related Party	68,856	—
Accrued Taxes and Other	378,552	245,732
Accrued Insurance	294,664	171,222
Accrued Dividends Payable	797,614	11,542
Accrued Rebates Payable	125,810	30,980
Reserve for Litigation	—	129,040
Total Accrued Expenses and Other Current Liabilities	$2,336,058	$1,266,533

Note 10.  Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was amended on June 12, 2007 (“Loan Agreement”), under which ComVest agreed to: (i) loan up to $5,000,000 under a revolving credit note (“Revolving Credit Note”); (ii) execute a $2,000,000 convertible term note (“Convertible Term Note”); (iii) issue certain warrants (“Warrants”) to ComVest; and (iv) register the underlying shares issuable under the Convertible Term Note and the Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Credit Note, and Convertible Term Note, amended the existing Warrants, and issued a new warrant (“New Warrant”).  Per applicable rules, the amended and restated agreements constituted a substantial modification, which caused an extinguishment of debt resulting in a gain of $481,833.  The modified debt instruments were recorded at fair value on June 30, 2008 resulting in a gain of $2,015,909, which was partially offset by a charge of $1,534,076 relating to the write off of the old warrants unamortized discount of $464,639, deferred finance charges of $217,520, and fair value difference between the old warrants and the old repriced warrants, together with the fair value of the New Warrant of $851,917.  The modified debt’s effective interest rate is approximately 30%.  The resulting discounts, as noted below, are being amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the agreements related to the Loan Agreement as described above are provided below.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 10.  Revolving Credit and Term Loan Agreement and Related Agreements - continued.

A.      Revolving Credit Note - The Revolving Credit Note, as amended and restated, was increased to make available up to $9,500,000, and bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0% (8.5% at December 31, 2008). The coverage ratio formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The term of the Revolving Credit Note was extended to August 31, 2010. The balance outstanding was $8,537,821 and unamortized discount was $986,826 at December 31, 2008.

B.      Convertible Term Note - The Convertible Term Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Term Note was personally guaranteed by the Chairman of the Board. The balance outstanding was $3,000,000 and unamortized discount was $627,778 at December 31, 2008.

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

E.      Registration Rights – The Company determined that no liability was recognizable at December 31, 2008 for registration payment arrangements based on the fact that the Registration Statement was effective at December 31, 2008.

Note 11.     Long Term Debt.

The following is a summary of long term debt for the years ending December 31:

	2008	2007
Various notes payable on vehicles and equipment, due in monthly installments of $11,260 including interest, maturing through 2013.	$284,176	$192,194
Less: Current Maturities	(104,001)	(84,939)
Total Long-Term Debt	$180,175	$107,255
Debt Maturity Schedule:
Years Ending December 31
2009	$104,001
2010	71,927
2011	51,022
2012	50,399
2013	6,827
Total	$284,176

Note 12.    Related Party Transactions.

(a)      The Company issued common stock to officers and directors as follows:

	2008		2007
	Shares	Value	Shares	Value

Board of Director Fees	—	$—	69,447	$27,521
Cancellation of Loans Payable - Related Party	2,564,103	2,000,000	3,604,651	1,550,000
Cancellation of Accrued Interest	—	—	50,793	21,841
Cancellation of Accrued Series D Preferred Dividends	—	—	1,834,556	788,859
Totals	2,564,103	$2,000,000	5,559,447	$2,388,221

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 12.   Related Party Transactions - continued.

(b)      On June 30, 2008, pursuant to the Loan Agreement, the Chairman of the Board and majority stockholder converted $2,000,000 in principal of the short term loans he advanced to the Company during the second quarter of 2008 into 2,564,103 shares of restricted common stock at the rate of $.78 per share.  See Note 10.  Revolving Credit and Term Loan Agreement and Related Agreements, Item (d).

(c)      On May 5, 2008, the Company granted to its CEO and President an additional 2,000,000 stock options under the Company’s Equity Incentive Plan, as amended (“Plan”), for the purchase of common stock, at an exercise price of $.74 per share (100% of closing price) which vests in 250,000 option increments, with the first increment vesting on the earlier of June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, or the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has a quarterly profit, and each of the remaining increments on the last day of each the next seven fiscal quarters for which the Company has a quarterly profit, and once vested, is exercisable on an inclining cumulative basis over a four year period, subject in all cases to continued satisfactory employment through the last day of each such quarter, and expiring December 31, 2013 (“New Option”). The New Option amended existing stock options previously granted on July 12, 2005 also for 2,000,000 shares, at an exercise price of $.67 per share (100% of closing price), and expiring December 31, 2012 (“Existing Option”). There were 1,520,000 options remaining unvested under the Existing Option, all of which automatically vested when the New Option was granted on May 5, 2008, resulting in the Company recording the remaining fair value of $258,371 on said date.

Note 13.    Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

	2008	2007
Deferred Tax Assets:
Net Operating Loss Carry-Forward	$39,000,000	$36,000,000
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	13,260,000	12,240,000
Valuation Allowance for Deferred Tax Assets	(13,260,000)	(12,240,000)
Net Deferred Taxes	$—	$—

At December 31, 2008, the Company had available, net current operations operating loss carry-forwards of approximately $39,000,000 for Federal income tax purposes. The loss carry-forwards, if not used, will expire between 2017 through 2028. Utilization by the Company is subject to limitations based on the Company's future income and pursuant to section 382 of the Internal Revenue Code, the usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future.

Note 14.  Commitments and Contingencies.

Leases

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Sales, Marketing, Customer Service, Manufacturing, and Distribution	09-01-2005 to 12-31-2010
Tempe, Arizona	Customer Service and Distribution	11-01-2006 to 02-28-2010
Rutledge, Georgia	Customer Service, Distribution, and Spray Rig Assembly	07-01-2008 to 12-31-2012

The Houston, Texas and Tempe, Arizona leases include a lease concession which amount is included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease term.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

Year	Amount
2009	$478,427
2010	343,521
2011	84,000
2012	84,000
Total Minimum Lease Payments	$989,948

Rent expense for the years ended December 31, 2008 and 2007 was $530,377 and $523,893, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 14.  Commitments and Contingencies - continued.

Legal Proceedings

(a)   Larry P. Medford, Plaintiff vs. Lapolla Industries, Inc., Defendant

On March 27, 2009, the Plaintiff filed a complaint against the Defendants in the Superior Court of Morgan County, State of Georgia.  Defendant was served on April 3, 2009.  On July 1, 2009, pursuant to an Asset Purchase Agreement (the “Agreement”), the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. from the selling shareholders, Larry P. Medford and Ted J. Medford in exchange for cash, restricted common stock, and forgiveness of debt owed to Lapolla by AirTight.  The complaint alleges breach of payment of the promissory note and breach of contract seeking monetary damages of up to $1,400,000 on the promissory note and other damages aggregating approximately $2 million plus interest in connection with the Agreement.  Lapolla denies the allegations in the complaint and maintains that it has multiple valid defenses to the lawsuit.  The outcome of this litigation cannot be determined at this time.

(b)   Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Note 15.  Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2008		2007
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Operating (Loss)	$(3,534,317)	$(0.059)	$(5,062,615)	$(0.094)
Net (Loss)	$(3,534,317)	$(0.059)	$(5,062,615)	$(0.094)
Plus: Dividends on Preferred Stock	(817,600)	(0.014)	(817,600)	(0.015)
Net (Loss) Available to Common Stockholders	$(4,351,917)	$(0.073)	$(5,880,215)	$(0.110)
Weighted Average Common Shares Outstanding	59,834,396		53,677,675

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive.  The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 6,396,104 and 4,087,662 shares of common stock issuable upon conversion of the Convertible Term Note and exercise of Warrants, of which 3,896,104 and 2,337,662 shares are for the Convertible Term Note and 2,500,000 and 1,750,000 shares are for the Warrant, at December 31, 2008 and 2007, respectively; and (ii) -0- and -0- shares of nonvested restricted common stock pursuant to the Director Plan, (iii) 984,997 and 444,500 vested and exercisable stock options, and (iv) conversion of securities (Series A Preferred Stock) convertible into 2,250 shares of common stock for the years ended December 31, 2008 and 2007, respectively.

Note 16.    Securities Transactions.

(a)      During 2008, the Company issued an aggregate of 250,000 shares of common stock pursuant to cashless warrant exercises by ComVest in exchange for cancellation of an aggregate $135,000 of indebtedness, or $.54 per share, of which $67,500 was recorded as principal repayments to the Revolving Credit Note, $33,766 as principal repayments to the Convertible Term Note, and $33,734 as accrued interest on the Convertible Term Note.

(b)      During 2008, the Company issued 5,000 shares of common stock pursuant to a cashless partial conversion of the Convertible Term Note by ComVest in exchange for cancellation of $3,850 of indebtedness, or $.77 per share, which was recorded as a principal repayment to the Convertible Term Note.

(c)      During 2008, the Company issued 2,564,103 shares of restricted common stock to a director in exchange for cancellation of an aggregate $2,000,000 of indebtedness, or $.78 per share, which was recorded as a principal repayment to Loans Payable – Related Party.  See also Note 12 - Related Party Transactions, Item (b).

(d)      During 2008, the Company issued 2,000,000 shares of restricted common stock pursuant to the AirTight Asset Purchase, at a price of $.74 per share, which was valued and recorded at $1,480,000.  See also Note 7 – Asset Purchase Agreement.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 17.    Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements under SFAS 123R using a lattice-based option valuation model to calculate compensation expense over the requisite service period of grants. At December 31, 2008, the Company had one share-based compensation plan, the Equity Incentive Plan, as amended (“Equity Plan”), in effect, and certain warrants issued during 2007 and 2008 outstanding. The Company’s Director Compensation Plan (“Director Plan”) and Non-Plan Stock Options (“Non-Plan Options”), as described below, expired. Compensation cost charged against income for all compensation and incentive plans for 2008 and 2007 was $900,620 and $1,186,595, respectively.

Equity Incentive Plan

The Company’s Equity Plan, which is shareholder-approved, permits the grant of share options and shares to eligible participants for up to 10,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides, among other things, financial performance measures upon which specific performance goals applicable to certain awards would be based and limits on the numbers of shares or compensation that could be made subject to certain awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Share options and shares may provide for accelerated vesting if there is a change in control.

The fair value of each stock option is estimated on the date of grant using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007
Expected Volatility	220.65% - 232.48%	236.25% - 269.54%
Weighted-Average Volatility	222.80%	252.68%
Expected Dividends	—	—
Expected Term (in years)	2.69 – 4.87	4.7 - 7
Risk Free Rate	2.48% - 3.38%	4.05% - 4.64%

As of December 31, 2008, total compensation cost related to non-vested stock options was $1,929,936, which is expected to be recognized over the 48 month period after December 31, 2008 (15.6 months on a weighted-average basis).

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
Options	Options	Exercise Price	Options	Exercise Price
Outstanding-Beginning of Year	5,763,000	$0.60	2,706,180	$0.67
Granted	3,030,500	0.73	3,060,000	0.54
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(1,503,167)	0.55	(3,180)	0.95
Outstanding-End of Year	7,290,333	0.66	5,763,000	0.60
Exercisable-End of Year	984,997	$0.52	445,500	$0.50

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $.72 and $.54, respectively. There were 2,709,667 options available for grant at December 31, 2008. See Equity Plan, Warrants, and Non Plan Options Summary for range of exercise prices.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 17.  Share–Based Payment Arrangements - continued.

Warrants

The Company issued 1,000,000 new warrants during 2008 in connection with an amended Loan Agreement (“New Warrants”). The new warrants were granted at a price per share equal to $.78 per share, or the ten (10) day volume weighted average price (VWAP) of the Company’s common stock as traded on the NASDAQ OTC Bulletin Board prior to, with a fair value established on, the date of grant. The Company also modified the exercise price with respect to all of the previously issued and remaining 1,500,000 warrants (“Prior Warrants”). The Prior Warrants were previously priced at $.74 for 750,000 and $.61 for 750,000 and repriced at $.60, with a new fair value re-estimated on the date of the repricing.  The fair values were calculated using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of New and Prior Warrants granted is derived from the output of the valuation model and represents the periods of time that the warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007
Expected Volatility	220.67%	233.77% – 263.99%
Weighted-Average Volatility	220.67%	249.49%
Expected Dividends	—	—
Expected Term (in years)	3.7	3.75 – 4.4
Risk Free Rate	3.14%	3.38% – 5.01%

See Note 10 - Revolving Credit and Term Loan Agreement and Related Agreements, Item C, for more detailed information on the Warrants.

Warrant activity as of the year ended December 31, is summarized below:

	2008		2007
	Number of	Weighted Average	Number of	Weighted Average
Options	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding-Beginning of Year	1,750,000	$0.66	—	$—
Granted	1,000,000	0.78	1,750,000	0.66
Exercised	(250,000)	0.54	—	—
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	2,500,000	0.67	1,750,000	0.66
Exercisable-End of Year	2,500,000	$0.67	1,750,000	$0.66

Non Plan Options

The Company granted restricted stock options (Non Plan Options) from time to time for special circumstances in the past. The Company did not grant any Non Plan Options in 2008 and 2007 and all Non Plan Options outstanding expired in 2007. No fair value existed or was recorded for any Non Plan Options.

Stock option activity under the Company’s Non Plan Options as of the years ended December 31, is summarized below:

	2008		2007

		Weighted		Weighted
	Number of	Average	Number of	Average
Options	Options	Exercise Price	Options	Exercise Price
Outstanding-Beginning of Year	—	$—	70,000	$3.36
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	—	—	(70,000)	3.36
Outstanding-End of Year	—	—	—	—
Exercisable-End of Year	—	$—	—	$—

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 17.   Share–Based Payment Arrangements - continued.

Equity Plan, Warrants, and Non Plan Options Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/08	Life (Years)	Price	at 12/31/08	Price	at 12/31/07	Life (Years)	Price	at 12/31/07	Price
$.36 - $.59	550,000	3.85	$.36	308,333	$.36	1,000,000	4.71	$0.41	465,444	$0.46
$.60 - $.64	3,027,000	3.46	$.60	1,852,831	$.60	3,060,000	4.37	$0.60	750,000	$0.61
$.65 - $.80	6,213,333	4.32	$.72	1,413,333	$.72	3,453,000	3.23	$0.68	958,000	$0.72
$.81 - $.95	—	—	$—	—	$—	—	—	$—	—	$—

Former Director Compensation Plan

The Company’s former shareholder-approved Director Compensation Plan (“Director Plan”) permitted the grant of up to 1,600,000 shares of restricted common stock (“Restricted Shares”) to non-employee directors only. The Company did not consider the Restricted Shares issued under the Director Plan as outstanding at the time of grant due to vesting restrictions. The Restricted Shares when granted were issued with a second restriction and held in the custody of the Company until such time that they were earned and vested. At December 31, 2008, there were -0- Restricted Shares outstanding. The former Director Plan automatically terminated, and the last grants (69,447 shares) made, on July 12, 2006, the date of the 2006 annual meeting of stockholders, were earned and vested at the May 22, 2007 annual meeting of stockholders. Prior to adoption of SFAS 123R, compensation expense was recognized under the Director Plan only on the date when the shares were earned and vested. After the adoption of SFAS 123R, the fair value of each restricted stock award was estimated on the date of grant using a lattice-based valuation model having the following assumptions: (a) expected and weighted-average volatility of 398.77%, (b) expected term 0f .8 years, and (c) risk free rate of 5.108%. Expected volatilities were based on the historical volatility of the Company’s common stock. The Company used historical data to estimate award vesting and director termination within the valuation model and the straight-line method for attribution of compensation expense. The expected term of awards was derived from the output of the valuation model and represent the period of time that awards granted were expected to be outstanding. The risk-free rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.  A summary of awards activity under the former Director Plan, and changes during the year then ended or from the date of adoption of SFAS 123R to its termination, as applicable, are presented below:

	2008		2007
Awards	Shares	Aggregate Intrinsic Value	Shares	Aggregate Intrinsic Value
Outstanding-Beginning of Year	—	$—	69,447	$44,002
Granted	—	—	—	—
Vested	—	—	(69,447)	(44,002)
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	—	$—	—	$—

The compensation cost charged against income for the Director Plan was $-0- and $27,521 for 2008 and 2007, respectively.

Note 18.   Preferred Stock.

Series A Convertible Preferred Stock

The Board reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entities its holder to convert it into .036 shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation; have the same voting rights as the common stock; and share equally in payments of any dividends declared by the Board.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000, which includes the par of $1.00 per share. Holders of the outstanding Series D Preferred have no voting rights with respect to the Series D Preferred, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available therefor. At December 31, 2008, an aggregate of 8,176 shares were outstanding with an aggregate consideration of $8,176,000. There were $797,614 dividends accrued and $19,986 paid at December 31, 2008 and $817,600 dividends accrued and $806,058 paid at December 31, 2007.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 19.   Business Segment Information.

The Company is a national manufacturer and distributor with two segments: Foam and Coatings. The Company and restructured its segments at December 31, 2007 to ensure conformity with the structure of its internal operations which caused the composition of its prior segments (previously based on seven segments) to change.  The prior year has been restated to reflect the change. The Company’s segments are organized based on manufacturing competencies. The Foam segment primarily supplies both roofing and building envelope insulation applications. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Insulation is used in commercial and industrial, as well as residential, applications. Additionally, this segment also supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications, sundry items, and application equipment. The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, and sundry items.  The Company centralized its manufacturing operations during 2007 in Houston, Texas.  Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national, including limited international, markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Segments
2008	Foam	Coatings	Totals
Sales	$37,306,714	$10,273,422	$47,580,136
Depreciation and Amortization	246,999	68,018	315,017
Interest Expense	531,053	146,240	677,293
Segment Profit (Loss)	(127,045)	683,250	556,204
Segment Assets (1)	16,646,491	5,527,614	22,174,105
Expenditures for Segment Assets	$3,394,525	$32,959	$3,427,484

2007	Foam	Coatings	Totals
Sales	$20,753,052	$11,087,747	$31,840,799
Depreciation and Amortization	117,899	62,990	180,889
Interest Expense	357,928	191,230	549,158
Segment Profit (Loss)	(1,956,928)	133,825	(1,823,103)
Segment Assets (1)	6,715,805	4,544,268	11,260,073
Expenditures for Segment Assets	$1,041,848	$340,107	$1,381,955

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit or Loss	2008	2007
Total Profit or Loss for Reportable Segments	$556,204	$(1,823,104)
Unallocated Amounts:
Corporate Expenses	(4,090,521)	(3,239,511)
Income (Loss) Before Income Taxes	$(3,534,317)	$(5,062,615)

Assets	2008	2007
Total Assets for Reportable Segments (1)	$22,174,105	$11,260,074
Other Unallocated Amounts (2)	755,621	605,971
Total	$22,929,726	$11,866,045
Notes:
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and prepaid expenses.