Form 10-Q
period 2009-03-31
LAPOLLA INDUSTRIES INC
filed 2009-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

As of May 2, 2009 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

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

Item 1.       Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2009 and December 31, 2008	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2009 and 2008	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2009 and 2008	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash	$77,408	$42,845
Trade Receivables, Net	7,774,879	8,502,679
Inventories	4,304,507	4,764,937
Prepaid Expenses and Other Current Assets	422,856	1,425,551
Total Current Assets	12,579,650	14,736,012

Property, Plant and Equipment, Net	2,526,534	2,623,388

Other Assets:
Goodwill	3,741,167	3,741,167
Other Intangible Assets, Net	1,628,471	1,695,907
Deposits and Other Non-Current Assets	817,660	133,252
Total Other Assets	6,187,298	5,570,326

Total Assets	$21,293,482	$22,929,726

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$4,482,417	$6,827,059
Accrued Expenses and Other Current Liabilities	2,476,181	2,336,058
Loan Payable – Related Party	2,550,000	800,000
Current Portion of Convertible Term Note, Net	750,000	500,000
Current Portion of Long-Term Debt	104,837	104,001
Total Current Liabilities	10,363,435	10,567,118

Other Liabilities:
Revolving Credit Note, Net	7,676,957	7,550,995
Non-Current Portion of Convertible Term Note, Net	1,709,823	1,872,222
Non-Current Portion of Derivative Liability – Warrants	764,807	1,872,222
Non Current Portion of Long-Term Debt	153,668	180,175
Total Other Liabilities	10,305,255	9,603,392

Total Liabilities	20,668,690	20,170,510

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at March 31, 2009 and December 31, 2008, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at March 31, 2009 and December 31, 2008, respectively	8,176	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803 Issued and Outstanding at March 31, 2009 and December 31, 2008, respectively	639,448	639,448
Additional Paid-In Capital	76,388,449	78,106,472
Accumulated (Deficit)	(76,466,316)	(76,049,915)
Total Stockholders' Equity	624,792	2,759,216

Total Liabilities and Stockholders' Equity	$21,293,482	$22,929,726

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31, 2009	March 31, 2008
Sales	$9,740,080	$8,173,243

Cost of Sales	7,434,327	6,666,677

Gross Profit	2,305,753	1,506,566

Operating Expenses:
Selling, General and Administrative	2,688,593	2,144,445
Professional Fees	135,220	216,782
Depreciation and Amortization	131,625	45,484
Consulting Fees	61,725	12,335
Interest Expense	259,684	159,130
Interest Expense – Related Party	22,356	4,077
Interest Expense – Amortization of Discount	213,564	44,327
Gain on Derivative Liability – Warrants	(125,482)	—
Total Operating Expenses	3,387,285	2,626,580

Net (Loss)	(1,081,532)	(1,120,014)
Dividends on Preferred Stock	(201,600)	(203,283)
Net (Loss) Available to Common Stockholders	(1,283,132)	(1,323,297)

Net Income (Loss) Per Share-Basic and Diluted	$(0.020)	$(0.022)

Weighted Average Shares Outstanding	63,944,803	59,125,700

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities
Net Loss	$(1,081,532)	$(1,120,014)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation and Amortization	189,423	98,627
Provision for Losses on Accounts Receivable	249,743	—
Amortization of Discount on Convertible Term and Revolving Credit Notes	213,564	44,327
Gain on Change in Derivative Liability – Warrants	(125,482)	—
Share Based Compensation Expense	38,997	232,272
Changes in Assets and Liabilities:
Trade Receivables	323,921	(1,254,679)
Inventories	460,430	(479,512)
Prepaid Expenses and Other Current Assets	328,862	156,960
Deposits and Other Non Current Assets	143,562	(59,763)
Accounts Payable	(2,344,642)	1,528,352
Accrued Expenses and Other Current Liabilities	(56,477)	(16,177)
Other Liabilities	—	(196,711)
Net Cash (Used in) Operating Activities	(1,659,632)	(1,064,622)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(25,133)	(42,184)
Net Cash (Used in) Investing Activities	$(25,133)	$(42,184)

Cash Flows From Financing Activities
Principal Repayments to Convertible Term Note	—	(200,000)
Proceeds from Loans Payable – Related Party	1,750,000	1,050,000
Principal Repayments on Long Term Debt	(25,672)	(21,576)
Payment of Preferred Stock Dividends	(5,000)	(5,000)
Net Cash Provided by Financing Activities	1,719,328	823,424

Net Increase In Cash	$34,563	$(283,382)
Cash at Beginning of Period	42,845	339,855
Cash at End of Period	$77,408	$56,473

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-
Cash Payments for Interest	$158,967	$194,569

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.      Basis of Presentation.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in LaPolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2009 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 9. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 12. Refer also to the Company’s 2008 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2009.

Note 2.      Recent Accounting Pronouncements.

Pronouncements Adopted During the Current Reporting Period

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 was adopted by Lapolla on January 1, 2009 and had no impact on the financial position, cash flows and results of operations as of or for the three months ended March 31, 2009.

In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-05’s requirements affects accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-05 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-05 is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-05 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-05 had been applied from the issuance date of the instrument. Effective January 1, 2009, the Company adopted EITF 07-05. (See Note 8 for the impact of the adoption of EITF 07-05 on the financial position, cash flows and results of operations as of or for the three months ended March 31, 2009.)

Note 3.      Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the quarters ended March 31, 2009 and 2008, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 54% and 43% of purchases, respectively.

Note 4.      Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2009	December 31, 2008
Trade Receivables	$8,428,897	$8,995,130
Less: Allowance for Doubtful Accounts	(654,018)	(492,451)
Trade Receivables, Net	$7,774,879	$8,502,679

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 5.       Inventories.

The following is a summary of inventories at:

	March 31, 2009	December 31, 2008
Raw Materials	$1,110,855	$1,850,850
Finished Goods	3,193,652	2,914,087
Total	$4,304,507	$4,764,937

Note 6.      Loans Payable – Related Party.

The Company received advances of $1,750,000 from the Chairman of the Board during the first quarter of 2009 for cash flow fluctuations and working capital purposes which were recorded as short term demand loans bearing interest at 6% per annum. Accrued interest was $22,356 at March 31, 2009.

Note 7.      Revolving Credit and Term Loan Agreement and Related Agreements.

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was substantially modified on June 30, 2008 (“Loan Agreement”), under which ComVest agreed to loan up to $9,500,000 under a revolving credit note (“Revolving Credit Note”) and $3,000,000 under a convertible term note (“Convertible Term Note”) and Lapolla agreed to issue certain warrants (“Warrants”) to ComVest and register the underlying shares issuable under the Convertible Term Note and the Warrants (“Registration Rights”). Per applicable rules, the modified debt instruments were recorded at a discount. The resulting discounts are being amortized to interest expense using the effective interest method over the term of the agreements. The balance outstanding under the Revolving Credit Note was $8,537,821 and unamortized discount was $860,864 at March 31, 2009. The balance outstanding under the Convertible Term Note was $3,000,000 and unamortized discount was $540,177 at March 31, 2009.

Note 8.      Derivatives and Fair Value.

The Company has evaluated the application of SFAS No. 133 and EITF 07-05 to the embedded conversion feature associated with the June 30, 2008 Convertible Term Note and associated Warrants to purchase common stock.  Based on the guidance in SFAS 133 and EITF 07-05, the Company concluded these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under SFAS 133 and are disclosed on the balance sheet under Derivative Liabilities.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the June 30, 2008 convertible debt and warrants.  At March 31, 2009, all $764,807 of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.      Derivatives and Fair Value - continued.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the embedded conversion feature in the June 30, 2008 Convertible Term Note and associated warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the embedded conversion feature and the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, 2009 and March 31, 2009.  The primary assumptions include projected annual volatility of 133% and holder exercise targets at 135% of the conversion price for the Convertible Term Note and 150% of exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of January1, 2009 upon implementation of EITF 07-05 was estimated by management to be $890,289. Amounts previously recorded to paid in capital associated with these derivatives of $1,555,420 were reversed and the remaining $665,131 was recorded as a cumulative adjustment to accumulated deficit. The fair value of the derivatives as of March 31, 2009 was estimated by management to be $764,807.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of March 31, 2009
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$764,807	—	—	$764,807	$764,807
Total Derivative Liabilities	$764,807	—	—	$764,807	$764,807

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2009:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of January 1, 2009	$890,289	$890,289
Total Gains or Losses (realized/unrealized) Included in Net Loss	(125,482)	(125,482)
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at March 31, 2009	$764,807	$764,807

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.      Net (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	March 31, 2009		March 31, 2008
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Net (Loss)	$(1,081,532)	$(0.017)	$(1,120,014)	$(0.019)
Dividends on Preferred Stock	(201,600)	(0.003)	(203,283)	(0.003)
Net (Loss) Available to Common Stockholders	$(1,283,132)	$(0.020)	$(1,323,297)	$(0.022)
Weighted Average Common Shares Outstanding	63,944,803		59,125,700

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future, that were not included in the computation of diluted (loss) per share, were (i) 3,896,104 and 2,077,922 shares issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 and 1,750,000 shares issuable upon exercise of the Warrants, (iii) 908,640 and 556,275 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, of common stock for the quarters ended March 31, 2009 and 2008, respectively.

Note 10.    Business Segment Information.

The Company is a national manufacturer and supplier operating two segments, Foam and Coatings, based on manufacturing competencies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and derivative liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments for the three months ended:

	March 31, 2009			March 31, 2008
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$8,459,784	$1,280,296	$9,740,080	$6,063,420	$2,109,823	$8,173,243
Cost of Sales	6,409,555	1,024,773	7,434,328	5,055,124	1,611,553	6,666,677
Gross Profit	2,050,229	255,523	2,305,752	1,008,296	498,269	1,506,566
Depreciation and Amortization	102,891	15,571	118,462	30,369	10,567	40,936
Interest Expense	215,229	32,573	247,802	115,471	40,179	155,650
Segment Profit (Loss)	(164,214)	(79,609)	(243,822)	(313,733)	38,257	(275,476)
Segment Assets (1)	17,039,740	3,964,906	21,004,646	9,584,194	3,334,908	12,919,102
Expenditures for Segment Assets	$16,591	$8,542	$25,133	$42,183	$—	$42,183

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s condensed totals at:

Profit or Loss	March 31, 2009	March 31, 2008
Total Profit or Loss for Reportable Segments	$(243,822)	$(275,476)
Unallocated Amounts:
Corporate Expenses	(837,710)	(844,538)
Income (Loss) Before Income Taxes	$(1,081,532)	$(1,120,014)

Assets	March 31, 2009	March 31, 2008
Total Assets for Reportable Segments (1)	$21,004,646	$12,919,102
Other Unallocated Amounts (2)	288,836	244,110
Condensed Total	$21,293,482	$13,163,212
__________________
(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and cash equivalents.

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2009 and 2008, and our financial condition at March 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our financial statements and the related notes for the year ended December 31, 2008, including any amendments thereto.

Performance for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

	March 31, 2009	March 31, 2008
Sales	$9,740,080	$8,173,243

Our sales increased $1,566,837, or 19.2%, for the first quarter of 2009 compared to the first quarter of 2008, due primarily to a 40% increase in foam segment sales, partially offset by a decline in coating segment sales. Despite some of the worst economic conditions in decades, including a severely depressed new housing market, our foam business increased market share as consumers continue to search for energy cost savings.  Home builders are looking to differentiate their products lines at all levels by offering high performance home models to meet growing consumer demand for overall energy efficiency.  Heightened consumer awareness of “green building materials” has promoted the use of spray polyurethane foam in new homes as increases in the cost of insulation are more than offset by savings in HVAC system costs, lower ongoing energy bills, and additional consumer comfort.

Cost of Sales

Cost of sales increased $767,651, or 11.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to higher sales volumes in our Foam segment.

Gross Profit

Our gross profit increased $799,186, or 53%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, due to an increase in sales in our foam segment, augmented by raw material price declines, partially offset by a decrease in sales in our coatings segment. Gross margin percentage increased 5.3% for the first quarter of 2009 compared to the first quarter of 2008 due to raw material price declines and manufacturing efficiencies in our foam segment.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, and gain on derivative liabilities. These total operating expenses increased $760,705, or 29%, for the first quarter of 2009 compared to the first quarter of 2008, due to an increase of $544,148 for SG&A, $86,146 for depreciation and amortization (non-cash), $49,390 for consulting fees, and $100,554 for interest expense, $18,279 for interest expense – related party, $169,237 interest expense – amortization of discount (non-cash), and a gain of $125,482 in derivative liabilities (non-cash), offset by a decrease of $81,562 in professional fees.

SG&A increased $544,148, or 25.4%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, due primarily to additional costs associated with AirTight (acquired July 1, 2008), as well as costs related to increased foam segment volumes (payroll, commissions, travel, advertising, and marketing). These SG&A expenses included increases of $477,636 for payroll and related employee benefits, $23,246 for sales commissions, $27,689 for insurances, $55,865 for travel and related services, $25,256 for advertising, $80,054 for marketing and promotions, $124,203 for rents, and $249,743 for bad debts, offset by decreases of $40,349 in recruiting fees, $193,275 for share based compensation expenses, $40,180 for investor relations, and $245,731 for corporate expenses.

Index

Professional fees decreased $81,562, or 37.6%, for the first quarter of 2009 compared to the first quarter of 2008, due to disproportionately higher than expected audit, audit related services, and compliance costs in the first quarter of 2008.

Depreciation and amortization expense increased $86,140, or 189.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due primarily to the acquired assets of AirTight.

Consulting fees were $61,725 for the first quarter of 2009 compared to $12,335 for the first quarter of 2008 due to an increase in outside professional services.

Interest expense increased $100,554, or 63.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to an increase in the interest from the capital utilized related to our ComVest credit instruments.

Interest expense – related party increased $18,279, or 448.3%, for the first quarter of 2009 compared to the first quarter of 2008 due to utilizing capital from the Chairman of the Board’s financial commitment to the Company.

Interest expense – amortization of discount increased $169,237, or 381.8%, for the three months ended March 31, 2009 compared to the three month period ended March 31, 2008, due to an increase in the discount being amortized from the restructuring of our Convertible Term Note and Revolving Credit Note with ComVest on June 30, 2008.

Gain on derivative liabilities was $125,482 for the first quarter of 2009 compared to $-0- in the first quarter of 2008 due to the implementation of the accounting pronouncement EITF 07-05 during the first quarter of 2009.

Net Loss

Net loss for the three months ended March 31, 2009 was $1,081,533 compared to $1,120,014 for the three months ended March 31, 2008 as increases in sales and gross profit were offset by higher operating expenses. Net loss per share for the first quarter of 2009 was $0.017 compared to $0.019 for the first quarter of 2008.

Net loss available to common stockholders and related loss per share for the three months ended March 31, 2009 was $1,283,133 and $0.020 compared to $1,323,297 and $0.022 for the three months ended March 31, 2008. Dividends accrued on our outstanding Series D Preferred Stock were $201,600 for the quarter ended March 31, 2009 compared to $203,283 for the quarter ended March 31, 2008.

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	March 31, 2009	March 31, 2008
Foam	$8,459,784	$6,063,420
Coatings	1,280,296	2,109,823
Total	$9,740,080	$8,173,243

Foam sales increased $2,396,364, or 39.5%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, due to increased volumes from market share gains, as spray polyurethane foam continues to replace conventional insulation such as fiberglass.  Consumers and building owners alike continue to seek “green building solutions” that provide energy costs savings. Cost of sales increased $1,354,431, or 26.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to higher sales volumes. Gross profit increased $1,041,933, or 103.3%, for the first quarter of 2009 compared to the first quarter of 2008, due to higher sales volumes, reductions in raw material pricing, and improved manufacturing efficiencies. Segment loss decreased $149,519, or 47.6%, primarily from increased volumes and margin improvements.

Coatings sales decreased $829,527, or 39.3%, with a corresponding decrease in our cost of sales of $586,780, or 36.4%, and gross profit of $242,746, or 48.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to a reduction in sales volume.  We had a segment loss of $79,609 for the quarter ended March 31, 2009 compared to a segment profit of $38,257 for the quarter ended March 31, 2008, due to lower sales and margin.

Index

Liquidity and Capital Resources

Net cash used in our operations was $1,659,632 for the three months ended March 31, 2009 compared to $1,064,622 for three months ended March 31, 2008. The cash used in operations for the three months March 31, 2009 was attributable to our net loss for the period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by decreases in trade receivables, inventories, prepaid expenses and other current assets, deposits and other non-current assets, while the declines in accounts payable, accrued expenses and other current liabilities, and other liabilities contributed to an increase in the cash used in our operations. Although a marked improvement in our gross profit in the first quarter of 2009 led to an increase in our operating cash flow, we continue to rely on our ComVest Credit Facility and financial commitment from the Chairman of the Board to fund our operations and believe such facilities to be sufficient to meet our working capital requirements.  We are also seeking to raise additional capital from private placements of debt or common or preferred stock from accredited sophisticated investors to further accelerate our sales growth.

Net cash used in investing activities was $25,133 for the quarter ended March 31, 2009 compared to $42,184 for the quarter ended March 31, 2008, for minor capital additions.

Net cash provided by financing activities was $1,719,328 for first quarter of 2009 compared to $823,424 for the first quarter of 2008. We made principal repayments of $25,672 on our long term debt, received proceeds of $1,750,000 from our Chairman of the Board for working capital, and paid $5,000 for Series D Preferred Stock dividends, in the first quarter of 2009.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks. Although we have outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material to our operations.  However, we are experiencing an increase in international business and are utilizing letters of credit, where appropriate, to mitigate any risk of collection.

Item 4.       Controls and Procedures.

Quarterly Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the first quarter of 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Index

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.   Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

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

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2009	By:	/s/ Douglas J. Smiertka, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2009	By:	/s/ Paul Smiertka, CFO
	Name:	Paul Smiertka
	Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.