Form 10-Q
period 2009-06-30
LAPOLLA INDUSTRIES INC
filed 2009-08-14
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

As of July 27, 2009 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2009 and December 31, 2008	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2009 and 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2009 and 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash	$244,729	$42,845
Trade Receivables, Net	8,369,150	8,502,679
Inventories	4,763,623	4,764,937
Prepaid Expenses and Other Current Assets	915,658	1,425,551
Total Current Assets	14,360,703	14,736,012

Property, Plant and Equipment, Net	2,499,896	2,623,388

Other Assets:
Goodwill	3,741,167	3,741,167
Other Intangible Assets, Net	1,600,911	1,695,907
Deposits and Other Non-Current Assets	140,911	133,252
Total Other Assets	5,482,989	5,570,326

Total Assets	$22,343,588	$22,929,726

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$4,860,928	$6,827,059
Accrued Expenses and Other Current Liabilities	1,964,449	2,336,058
Loan Payable – Related Party	4,900,000	800,000
Current Portion of Convertible Term Note, Net	1,000,000	500,000
Current Portion of Long-Term Debt	104,054	104,001
Total Current Liabilities	12,829,431	10,567,118

Other Liabilities:
Revolving Credit Note, Net	7,810,081	7,550,995
Non-Current Portion of Convertible Term Note, Net	1,549,539	1,872,222
Non-Current Portion of Derivative Liability – Warrants	734,193	—
Non Current Portion of Long-Term Debt	204,977	180,175
Total Other Liabilities	10,298,790	9,603,392

Total Liabilities	23,128,221	20,170,510

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at June 30, 2009 and December 31, 2008, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at June 30, 2009 and December 31, 2008, respectively	8,176	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803
Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	639,448	639,448
Additional Paid-In Capital	76,193,410	78,106,472
Accumulated (Deficit)	(77,680,702)	(76,049,915)
Total Stockholders' Equity (Deficit)	(784,633)	2,759,216

Total Liabilities and Stockholders' Equity	$22,343,588	$22,929,726

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$10,939,501	$12,033,485	$20,679,581	$20,206,728

Cost of Sales	8,004,188	9,296,825	15,438,515	15,969,044

Gross Profit	2,935,313	2,736,660	5,241,066	4,237,684

Operating Expenses:
Selling, General and Administrative	3,303,936	2,699,863	5,992,529	4,837,917
Professional Fees	198,875	198,506	334,095	415,289
Depreciation and Amortization	148,076	45,484	279,701	90,969
Consulting Fees	53,074	23,212	114,799	35,546
Interest Expense	264,679	147,165	524,363	306,295
Interest Expense – Related Party	58,085	39,272	80,441	43,348
Interest Expense – Amortization of Discount	222,839	46,935	436,403	91,263
(Gain) Loss on Extinguishment of Debt	—	(481,833)	—	(481,833)
(Gain) Loss on Derivative Liability – Warrants	(30,614)	—	(156,096)	—
Other (Income) Expense	—	(50,633)	—	(50,633)
Total Operating Expenses	4,218,950	2,667,971	7,606,236	5,288,161

Net Income (Loss)	(1,283,637)	68,689	(2,365,170)	(1,050,477)
Dividends on Preferred Stock	(203,840)	(203,840)	(405,440)	(407,123)
Net (Loss) Available to Common Stockholders	(1,487,477)	(135,151)	(2,770,610)	(1,457,600)

Net (Loss) Per Share-Basic and Diluted	$(0.023)	$(0.002)	$(0.043)	$(0.025)

Weighted Average Shares Outstanding	63,944,803	59,227,776	63,944,803	59,209,198

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(2,365,170)	$(1,050,477)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	341,183	192,464
Provision for Losses on Accounts Receivable	(850,204)	67,383
Amortization of Discount on Convertible Term and Revolving Credit Notes	436,403	91,263
Share Based Compensation Expense	47,798	851,544
Gain on Extinguishment of Debt	—	(481,833)
Gain on Change in Derivative Liability – Warrants	(156,096)	—
Changes in Assets and Liabilities:
Trade Receivables	916,190	(4,575,112)
Inventories	1,314	(392,633)
Prepaid Expenses and Other Current Assets	509,893	(73,113)
Deposits and Other Non Current Assets	(7,659)	(78,359)
Accounts Payable	(1,966,131)	2,884,419
Accrued Expenses and Other Current Liabilities	(767,049)	495,326
Other Liabilities	—	(1,514,791)
Net Cash Used in Operating Activities	(3,859,528)	(3,583,919)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(48,490)	(17,868)
Net Cash Used in Investing Activities	$(48,490)	$(17,868)

Cash Flows From Financing Activities
Principal Repayments to Convertible Term Note	—	(400,000)
Proceeds from Loans Payable – Related Party	4,100,000	3,800,000
Principal Repayments on Long Term Debt	(49,350)	(60,022)
Payment of Preferred Stock Dividends	(10,000)	(10,000)
Net Cash Provided by Financing Activities	4,040,650	3,329,978

Net Effect of Exchange Rate Changes on Cash	69,252	—

Net Increase In Cash	$201,884	$(271,809)
Cash at Beginning of Period	42,845	339,855
Cash at End of Period	$244,729	$68,046

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$524,363	$306,295

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired from Issuance of Long Term Debt	$78,265	$—
Common Stock Issued-Exercise of Warrants for Principal Repayments to Revolving Credit Note	—	67,500
Common Stock Issued-Exercise of Warrants for Principal Repayments to Term Note	—	33,766
Common Stock Issued-Exercise of Warrants for Interest on Term Note	—	33,734
Common Stock Issued-Conversion of Term Note for Principal Repayments to Term Note	—	3,850
Common Stock Issued-Cancel Debt for Principal Repayments to Loan Payable-Related Party	—	2,000,000

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K and Form 10-Q for March 31, 2009, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.  The accompanying condensed consolidated financial statements include the accounts of the Company, including its beginning operations in Canada. All material inter-company items and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 9. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 13. Refer also to the Company’s 2008 Annual Report on Form 10-K and First Quarter 2009 Report on Form 10-Q, for a description of major accounting policies. There have been no material changes to these accounting policies during six months ended June 30, 2009.

Note 2.  Recent Accounting Pronouncements.

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the complete source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The adoption of SFAS 168 will change the way the Company references current GAAP from referring to a particular Statement (i.e. SOP 90-7) to the related section of the Codification (i.e. ASC 852-10-45-1). As a result, the adoption of SFAS 168 will not have a material impact on the Company’s financial condition or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for its reporting period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through August 14, 2009, the date of the filing of this report with the SEC.

In March 2008, the FASB issued SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and, as such, SFAS 161 was adopted by the Company on January 1, 2009 and had no impact on the consolidated financial position, cash flows and results of operations as of or for the reporting period ending June 30, 2009.

In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF-07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 was adopted by the Company on January 1, 2009.  See Note 8 for additional information.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 3.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the second quarters ended June 30, 2009 and 2008, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 46% and 29% of purchases, respectively.

Note 4.  Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2009	December 31, 2008
Trade Receivables	$8,898,734	$8,995,130
Less: Allowance for Doubtful Accounts	(529,584)	(492,451)
Trade Receivables, Net	$8,369,150	$8,502,679

Note 5.  Inventories.

The following is a summary of inventories at:

	June 30, 2009	December 31, 2008
Raw Materials	$1,172,108	$1,850,850
Finished Goods	3,591,515	2,914,087
Total	$4,763,623	$4,764,937

Note 6.  Loans Payable – Related Party.

The Company has received $4,900,000 in advances for working capital from the Chairman of the Board, of which $4,100,000 were received in the six months ended June 30, 2009. These advances were recorded as short term demand loans and bear interest at 6% per annum.  Accrued interest relating to these loans was $149,297 at June 30, 2009.

Note 7.  Revolving Credit and Term Loan Agreement and Related Agreements.

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was substantially modified on June 30, 2008, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note (“Credit Note”) and $3,000,000 under a convertible term note (“Term Note”) and Lapolla agreed to issue certain warrants (“Warrants”) to ComVest and register the underlying shares issuable under the Term Note and the Warrants. Per applicable rules, the modified debt instruments were recorded at a discount. The resulting discounts are being amortized to interest expense using the effective interest method over the term of the agreements. The balance outstanding under the Credit Note was $8,537,821 with unamortized discount of $727,740 and the Term Note was $3,000,000 with unamortized discount of $450,461, at June 30, 2009.

Note 8.  Derivatives and Fair Value.

The Company evaluated the application of SFAS No. 133 and EITF 07-05 to the embedded conversion feature associated with the Term Note and associated Warrants to purchase common stock during the first quarter of 2009.  Based on the guidance in SFAS 133 and EITF 07-05, the Company concluded these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under SFAS 133 and are disclosed on the balance sheet under Derivative Liabilities. At June 30, 2009, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets and the fair value was estimated by management to be $734,193.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Net (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2009		2008		2009		2008
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Net Income (Loss)	$(1,283,637)	$(0.020)	$68,689	$0.001	$(2,365,170)	$(0.037)	$(1,050,477)	$(0.018)
Weighted Average Common Shares Outstanding	63,944,803		63,965,631		63,944,803		59,209,198
Dividends on Preferred Stock	(203,840)	(0.003)	(203,840)	(0.003)	(405,440)	(0.006)	(407,123)	(0.007)
Net (Loss) Available to Common Stockholders	$(1,487,477)	$(0.023)	$(135,151)	$(0.002)	$(2,770,610)	$(0.043)	$(1,457,600)	$(0.025)
Weighted Average Common Shares Outstanding	63,944,803		59,227,776		63,944,803		59,209,198

For the three and six month periods ended June 30, 2009 and six month period ended June 30, 2008, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 3,896,104 and 1,769,330 shares issuable upon conversion of the Term Note, (ii) 2,500,000 and 2,500,000 shares issuable upon exercise of warrants, (iii) 908,640 and 466,275 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, of common stock for the three and six month periods ended June 30, 2009 and six month period ended June 30, 2008, respectively.  For the three month period ended June 30, 2008, the securities that could potentially dilute net income per share in the future that were included in the computation of diluted net income per share – diluted were (i) 1,769,330 shares issuable upon conversion of the Term Note, (ii) 2,500,000 shares issuable upon exercise of warrants, (iii) 466,275 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 shares issuable upon conversion of Series A Preferred Stock, of common stock.

Note 10.   Business Segment Information.

The Company is a leading national manufacturer and supplier operating two segments based on manufacturing competencies, Foam and Coatings. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and derivative liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments at:

	Three Months Ended June 30,
	2009			2008
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$8,934,404	$2,005,097	$10,939,501	$9,110,929	$2,922,556	$12,033,485
Cost of Sales	6,431,062	1,573,126	8,004,188	7,302,090	1,994,735	9,296,825
Gross Profit	2,503,343	431,970	2,935,313	1,808,838	927,822	2,736,660
Depreciation and Amortization	108,842	24,427	133,269	30,994	9,942	40,936
Interest Expense	222,800	50,002	272,802	132,519	42,509	175,028
Segment Profit (Loss)	(57,241)	(142,686)	(199,927)	297,669	493,709	791,378
Segment Assets (1)	16,727,957	4,913,073	21,641,030	10,768,487	5,340,668	16,109,155
Expenditures for Segment Assets	$20,935	$4,698	$25,634	$—	$17,868	$17,868

	Six Months Ended June 30,
	2009			2008
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$17,394,188	$3,285,393	$20,679,581	$15,175,004	$5,031,724	$20,206,728
Cost of Sales	12,840,617	2,597,899	15,438,516	12,367,295	3,601,749	15,969,044
Gross Profit	4,553,571	687,494	5,241,065	2,807,709	1,429,975	4,237,684
Depreciation and Amortization	211,733	39,998	251,731	61,485	20,387	81,872
Interest Expense	438,029	82,574	520,604	248,336	82,343	330,680
Segment Profit (Loss)	(221,454)	(222,295)	(443,749)	(67,332)	527,303	459,971
Segment Assets (1)	16,727,957	4,913,073	21,641,030	10,768,487	5,340,668	16,109,155
Expenditures for Segment Assets	$37,526	$13,240	$50,767	$—	$17,868	$17,868

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 10.   Business Segment Information.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss	2009	2008	2009	2008
Total Profit or Loss for Reportable Segments	$(199,927)	$791,378	$(443,749)	$459,971
Unallocated Amounts:
Corporate Expenses	(1,083,710)	(722,689)	(1,921,420)	(1,510,448)
Income (Loss) Before Income Taxes	$(1,283,637)	$68,689	$(2,365,170)	$(1,050,477)

Assets	June 30, 2009	December 31, 2008
Total Assets for Reportable Segments (1)	$21,641,030	$22,174,105
Other Unallocated Amounts (2)	702,557	755,621
Consolidated Total	$22,343,588	$22,929,726

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and six months ended June 30, 2009 and 2008, and our financial condition at June 30, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2008 and quarter ended March 31, 2009.

Outlook

Lapolla’s outlook remains positive throughout these challenging economic times.  Foam sales continue to drive our focus and growth.  Insulation foam, other than roofing, continues to outpace the current stagnant economy primarily due to high energy costs and increasing consumer awareness of energy cost savings. We have focused much of our resources on foam technology through formulations, testing, approvals and credentials.  For the six month period ended June 30, 2009, Foam segment sales have increased by 14.6%, gross profit by 3.8%, and insulation foam within this segment has grown by over 30%, compared to the same period in 2008. International sales, including Canada, are just beginning to impact foam sales and are expected to play a much larger role in the remaining quarters this year and in the foreseeable future.  Although commercial roofing is down, directly affecting our roofing foam and coating sales, Lapolla is well positioned for growth in this market when commercial construction returns to more positive levels.

Performance for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended June 30:

	2009	2008
Sales	$10,939,501	$12,033,485

Our sales decreased $1,093,984, or 9.1%, compared to the same period in 2008, due to a decrease in sales in both of our segments. Although sluggish economic conditions persisted and served to limit our aggressive growth during the second quarter, we believe demand for our energy efficient products will likely accelerate due to current economic recovery indicators as well as rapidly growing awareness of government incentives for insulation in the American Recovery and Reinvestment Act of 2009 (“ARRA”). As the building industry recovers, Lapolla remains positioned to capitalize on the public’s need for costs savings related to energy use.

Index

Cost of Sales

Cost of sales decreased $1,292,637, or 13.9%, compared to the same period in 2008, due to favorable raw material pricing and key vendor alliances in our Foam segment and lower sales volumes in both of our segments.

Gross Profit

Our gross profit increased $198,653, or 7.3%, compared to the same period in 2008, due to significantly improved raw material pricing in our Foam segment. Gross margin percentage increased significantly by 4.1% compared to same period in 2008 due to price declines in key raw materials and lower freight costs in both segments.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, (gain) loss on derivative liability, and other (income) expense. These total operating expenses increased $1,550,979, or 58.1%, compared to the same period in 2008, due to an increase of $604,073 for SG&A, $369 for professional fees, $102,592 for depreciation and amortization, $29,862 for consulting fees, $117,514 for interest expense, $18,813 for interest expense – related party, $175,904 for interest expense – amortization of discounts, a decrease of $20,019 for other income, and no gain on any extinguishment of debt ($481,833 gain realized in second quarter of 2008).

SG&A increased $604,073, or 22.3%, compared to the same period in 2008, due to an increase of $20,504 in advertising, $541,430 in bad debts, $98,709 in corporate expenses, $62,843 in distribution/warehouse expenses, $54,986 in insurances, $105,746 in marketing and promotions, $490,057 in payroll and related employee benefits, $6,941 in rents, and $61,052 in travel and travel related services, offset by a decrease of $55,444 in investor relations, $12,050 in recruiting fees, $160,219 in sales commissions, and $610,481 in share based compensation expense. The increases in our SG&A primarily relate to expenses attributable to our acquisition of certain assets and liabilities of AirTight Marketing and Distribution, Inc. on July 1, 2008 (“AirTight” and “Asset Purchase”) and an increase in our bad debts. We did not have any AirTight expenses during the second quarter of 2008.

Professional fees increased $369, or less than 1%, compared to the same period in 2008.

Depreciation and amortization expense increased $102,592, or 225.5%, compared to the same period in 2008, due primarily to an increase in depreciable and amortizable assets acquired in the AirTight Asset Purchase.

Consulting fees increased $29,862, or 128.6%, compared to the same period in 2008, due to fees for outside professional services for financial and investment banking services.

Interest expense increased $117,514, or 79.8%, compared to the same period in 2008, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party increased $18,813, or 47.9%, compared to the same period in 2008, due to an increase in the capital utilized from the Chairman of the Board’s continuing financial commitment to the Company.

Interest expense – amortization of discount increased $175,904, or 374.7%, compared to the same period in 2008, due to the modification of our ComVest credit instruments.

Gain on extinguishment of debt was $-0- compared to $481,833 in the same period in 2008, due to the modification of our ComVest credit instruments in 2008.

Gain on derivative liability was $30,614 compared to $-0- in the same period in 2008, due to a change in the fair value of our ComVest credit instruments derivatives.

Other income was $-0- compared to $50,633 in the same period in 2008, due to not having any royalty payments from the divestiture of our retail coatings business.

Index

Net Loss

Net loss was $1,283,637 compared to net income of $68,689 for the same period in 2008 as higher operating expenses relating to the AirTight Asset Purchase in July 2008 and the increase in bad debts relating to the current period’s economic conditions were not present in the prior comparable period.  Gross margin percentage increases in both of our segments served to limit our net loss for the current period. Net loss per share was $0.020 compared to net income per share of $.001 for the same period in 2008.

Net loss available to common stockholders and related loss per share were $1,487,477 and $0.023 compared to $135,151 and $0.002 for the same period in 2008. Accrued dividends on our outstanding Series D Preferred Stock were $203,840 for both the current and prior comparable period.

Results of Business Segments

The following is a summary of sales by segment for the three months ended June 30:

Segments	2009	2008
Foam	$8,934,404	$9,110,929
Coatings	2,005,097	2,922,556

Foam sales decreased $176,525, or 1.9%, compared to the same period in 2008, due to decreased sales volumes in commercial roofing foam, partially offset by increases in insulation foam sales and related equipment. Cost of sales decreased $871,028, or 11.9%, compared to the same period in 2008, due to lower commercial roofing foam sales volumes. Gross profit increased $694,505, or 38.3%, compared to the same period in 2008. We had a segment loss of $57,241 compared to a segment profit of $297,669 for the same period in 2008 due to an increase in our bad debts, partially offset by a substantial gross margin percentage increase of 8.2 percentage points from favorable raw material pricing and key vendor alliances.

Coatings sales decreased $917,459, or 31.3%, with a corresponding decrease in our cost of sales of $421,609, or 21.1%, due primarily to a decline in commercial demand. Gross profit decreased $495,852, or 53.4%, compared to the same period in 2008, due to competitive pricing and lower sales volume. We had a segment loss of $142,686 compared to a segment profit of $493,709 for the same period in 2008. Coatings demand is expected to ramp up in the near term as the commercial building market recovers from the current economic slump.

Performance for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Overall Results of Operations

Sales

The following is a summary of sales for the six months ended June 30:

	2009	2008
Sales	$20,679,581	$20,206,728

Our sales increased $472,853, or 2.3%, compared to the same period in 2008, due primarily to an increase in foam and related equipment sales in our Foam segment, partially offset by a decrease in coatings sales in our Coatings segment. Market share gains in our Foam segment continue as consumers and builders alike recognize the economic advantages foam provides as compared to less energy-efficient conventional insulation products, such as fiberglass. We remain strategically positioned for further market share gains in the near term as high energy costs continue to adversely affect consumers. As public awareness of green building materials and sustainable energy solutions escalate, especially with the advent of ARRA legislation providing significant economic advantage to consumers through rebates and other incentives, our foam and coating product lines will provide consumers the opportunity to realize sought after, environmentally conscious, energy cost savings.

Cost of Sales

Cost of sales decreased $530,529, or 3.3%, compared to the same period in 2008, due to favorable raw material pricing and key vendor alliances in our Foam segment, lower sales volumes in our Coatings segment, offset by higher sales volumes in our Foam segment.

Index

Gross Profit

Our gross profit increased $1,003,382, or 23.6%, compared to the same period in 2008, due to significantly improved margins associated with improved raw material pricing. Gross margin percentage increased significantly by 4.4% compared to same period in 2008 due primarily to the aforementioned improvements in purchasing power as well as freight cost reductions in both segments.

Operating Expenses

Our total operating expenses are comprised of SG&A, professional fees, depreciation and amortization, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, (gain) loss on derivative liability, and other (income) expense. These total operating expenses increased $2,318,075, or 43.8%, compared to the same period in 2008, due to an increase of $1,154,612 for SG&A, $188,732 for depreciation and amortization, $79,253 for consulting fees, $218,068 for interest expense, $37,093 for interest expense – related party, $345,140 for interest expense – amortization of discounts, partially offset by a $156,096 gain on derivative liability.

SG&A increased $1,154,612, or 23.8%, compared to the same period in 2008, due to an increase of $45,749 in advertising, $791,173 in bad debts, $35,292 in corporate expenses, $127,383 in distribution/warehouse expenses, $81,413 in insurances, $144,771 in marketing and promotions, $844,233 in payroll and related employee benefits, $70,185 in rents, and $103,167 in travel and travel related services, offset by a decrease of $95,624 in investor relations, $52,399 in recruiting fees, $136,975 in sales commissions, and $803,756 in share based compensation expense. The increases in our SG&A primarily relate to expenses attributable to our AirTight Asset Purchase and an increase in our bad debts. We did not have any AirTight expenses during the first six months of 2008. Cost control remains a priority as we continue to monitor expenses and look to improve cash flow.

Professional fees decreased $81,194, or 19.5%, compared to the same period in 2008, due to a decrease in legal fees, partially offset by an increases in auditing and auditing related services.

Depreciation and amortization expense increased $188,732, or 207.4%, compared to the same period in 2008, due primarily to an increase in depreciable and amortizable assets acquired in the AirTight Asset Purchase.

Consulting fees increased $79,253, or 222.9%, compared to the same period in 2008, due to fees for outside professional services for financial and investment banking services.

Interest expense increased $218,068, or 71.1%, compared to the same period in 2008, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party increased $37,093, or 85.5%, compared to the same period in 2008, due to an increase in capital utilized from the Chairman of the Board’s continuing financial commitment to the Company.

Interest expense – amortization of discount increased $345,140, or 378.1%, compared to the same period in 2008, due to the modification of our ComVest credit instruments.

Gain on extinguishment of debt was $-0- compared to $481,833 in the same period in 2008, due to the modification of our ComVest credit instruments in 2008.

Gain on derivative liability was $156,096 compared to $-0- in the same period in 2008, due to a change in the fair value of our ComVest credit instruments derivatives.

Other income was $-0- compared to $50,633 in the same period in 2008, due to not having any royalty payments from the divestiture of our retail coatings business.

Net Loss

Net loss increased $1,314,693, or 125.1%, compared to the same period in 2008 as higher operating expenses relating to the AirTight Asset Purchase and the increase in bad debts relating to the current period’s economic conditions were not present in the prior comparable period.  Gross margin percentage increases in both of our segments served to limit our net loss for the current period.  Net loss per share was $0.037 compared to net loss per share of $0.018 for the same period in 2008.

Net loss available to common stockholders and related loss per share were $2,770,610 and $0.043 compared to $1,457,600 and $0.025 for the same period in 2008. Accrued dividends on our outstanding Series D Preferred Stock were $405,440 for the current period and $407,123 for the comparable prior period.

Index

Results of Business Segments

The following is a summary of sales by segment for the six months ended June 30:

Segments	2009	2008
Foam	$17,394,188	$15,175,004
Coatings	3,285,393	5,031,724

Foam sales increased $2,219,184, or 14.6%, compared to the same period in 2008, due to increased wall foam insulation and related equipment sales volumes, partially offset by decreased sales volumes in commercial roofing foam. Cost of sales increased $473,322, or 3.8%, compared to the same period in 2008, due to higher sales volumes. Gross profit increased $1,745,862, or 6.2%, compared to the same period in 2008, due to lower freight costs. Segment loss increased $154,122, or 228.8%, compared to the same period in 2008, due primarily to an increase in our bad debts, partially offset by a substantial gross margin percentage increase of 7.6 points from favorable raw material pricing.

Coatings sales decreased $1,746,331, or 34.7%, with a corresponding decrease in our cost of sales of $1,003,850, or 27.8%, due primarily to a decline in commercial demand. Gross profit decreased $742,481, or 51.9%, compared to the same period in 2008, due to lower sales volumes. We had a segment loss of $222,295 compared to a segment profit of $527,303 for the same period in 2008. Coatings demand is expected to ramp up in the near term as the commercial building market recovers from the current economic slump.

Liquidity and Capital Resources

Net cash used in our operations was $3,859,528 for the six months ended June 30, 2009 compared to $3,583,919 for the same period in 2008. The cash used in operations for the six months ended June 30, 2009 was attributable to our net loss for the period, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in cash, trade receivables, inventories, prepaid expenses and other current assets, accrued expenses and other current liabilities, and other liabilities, and decreases in deposits and other non current assets and accounts payable.  The marked improvement in our gross profit and gross margin percentage in the three and six months ended June 30, 2009 was a result of favorable raw material pricing, key vendor alliances.  We continue to rely on our ComVest credit facility and Chairman’s financial commitment to fund our operations and believe such facilities are sufficient to meet our continuing working capital requirements. We may also seek to raise capital from private placements of debt or common or preferred stock from accredited sophisticated investors to fund our operations.

Net cash used in investing activities was $48,490 for the six months ended June 30, 2009 compared to $17,868 for the same period in 2008. The $48,490 included $4,119 for computers and software, $27,196 for trade show displays, and $17,175 for machinery and equipment.

Net cash provided by financing activities was $4,040,650 for the six months ended June 30, 2009 compared to $3,329,978 for the same period in 2008. We made principal repayments of $49,350 on our long term debt, received proceeds of $4,100,000 from our Chairman of the Board for working capital, and paid $10,000 for Series D Preferred Stock dividends in the six months ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain limited operations in Canada, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations.  We utilize letters of credit, where appropriate, to mitigate any risk of collection in our business outside of the United States and Canada.

Item 4. Controls and Procedures.

Quarterly Evaluation and Changes in Internal Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. There were no changes in our internal controls over financial reporting during the second quarter of 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

(a)      Larry P. Medford, Plaintiff vs. Lapolla Industries, Inc., Defendant - (Dismissed)

On March 27, 2009, the Plaintiff filed a complaint against the Defendants in the Superior Court of Morgan County, State of Georgia. Defendant was served on April 3, 2009. On July 1, 2008, pursuant to an Asset Purchase Agreement (“Agreement”), the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. (“AirTight”) from the selling shareholders, Larry P. Medford and Ted J. Medford in exchange for cash, restricted common stock, and forgiveness of debt owed to Lapolla by AirTight. The complaint alleges breach of payment of the promissory note and breach of contract seeking monetary damages of up to $1,400,000 on the promissory note and other damages aggregating approximately $2 million plus interest in connection with the Agreement. Lapolla denied the allegations in the complaint, maintained that it had multiple valid defenses to the lawsuit, filed a motion to remove the litigation to the United States District Court for the Middle District of Georgia, Athens Division, which was granted, and filed a motion to compel arbitration in Houston, Texas in accordance with the Agreement. On August 3, 2009, the Athens Court granted the Company’s motion to compel arbitration and dismissed this complaint.

(b)      Lapolla Industries, Inc., Air-Tight Marketing & Distribution, Inc. and Larry P. Medford

On May 29, 2009, the Company filed a Demand for Arbitration with the American Arbitration Association in Houston, Texas regarding a controversy arising out of the AirTight Agreement entered into with AirTight and its stockholders, Larry P. Medford and Ted J. Medford (“Shareholders”), wherein the Company agreed to pay $1,500,000 in cash, issue 2,000,000 shares of restricted common stock (valued at $1,480,000), and forgive an outstanding trade receivable balance of $1,419,649 due from AirTight, in exchange for certain assets and liabilities of AirTight. The Company paid $100,000 in cash at closing and issued a promissory note for $1,400,000 to AirTight and the AirTight Shareholders. Lapolla undertook efforts to audit the financial statements of AirTight and prior to completion of the audit determined based on the preliminary findings that adjustments needed to be made to the financial statements. Lapolla notified the AirTight Shareholders of the adjustments and recorded a purchase price reduction equal to the amount due under the promissory note.  The Company is seeking to have the purchase price reduction affirmed and legal fees reimbursed through arbitration.

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

See Index of Exhibits on Page 15.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: August 14, 2009	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: August 14, 2009	By:	/s/ Paul Smiertka, CFO
	Name:	Paul Smiertka
	Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.