Form 10-Q
period 2009-09-30
LAPOLLA INDUSTRIES INC
filed 2009-11-02
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

As of October 16, 2009 there were 63,944,799 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2009 and December 31, 2008	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2009 and 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2009 and 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash	$598,933	$42,845
Trade Receivables, Net	9,460,617	8,502,679
Inventories	4,220,965	4,764,937
Prepaid Expenses and Other Current Assets	1,093,151	1,425,551
Total Current Assets	15,373,666	14,736,012

Property, Plant and Equipment, Net	2,482,907	2,623,388

Other Assets:
Goodwill	3,741,167	3,741,167
Other Intangible Assets	1,532,803	1,695,907
Deposits and Other Non-Current Assets	156,224	133,252
Total Other Assets	5,430,194	5,570,326

Total Assets	$23,286,767	$22,929,726

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$5,217,716	$6,827,059
Accrued Expenses and Other Current Liabilities	2,364,821	2,336,058
Loans Payable – Related Party	—	800,000
Current Portion of Revolving Credit Note, Net	7,943,143	—
Current Portion of Convertible Term Note, Net	2,391,498	500,000
Current Portion of Derivative Liability	490,774	—
Current Portion of Long-Term Debt	81,683	104,001
Total Current Liabilities	18,489,635	10,567,118

Other Liabilities:
Note Payable – Related Party	5,100,000	—
Non-Current Portion of Revolving Credit Note, Net	—	7,550,995
Non-Current Portion of Convertible Term Note, Net	—	1,872,222
Non Current Portion of Long-Term Debt	154,201	180,175
Total Other Liabilities	5,254,201	9,603,392

Total Liabilities	23,743,836	20,170,510

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series A Convertible, 750,000 Shares Authorized; 62,500 Issued and Outstanding (Less Offering Costs of $7,465) and $62,500 aggregate liquidation preference at September 30, 2009 and December 31, 2008, respectively	55,035	55,035
Series D, 25,000 Shares Authorized; 8,176 Issued and Outstanding and $8,176,000 aggregate liquidation preference at September 30, 2009 and December 31, 2008	8,176	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803 and 59,125,700 Issued and Outstanding at September 30, 2009 and December 31, 2008, respectively	639,448	639,448
Additional Paid-In Capital	76,181,307	78,106,472
Accumulated (Deficit)	(77,341,035)	(76,049,915)
Total Stockholders' Equity	(457,069)	2,759,216

Total Liabilities and Stockholders' Equity	$23,286,767	22,929,726

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$14,022,690	$13,880,220	$34,658,872	$34,086,949

Cost of Sales	10,314,564	11,299,494	25,711,083	27,268,539

Gross Profit	3,708,126	2,580,726	8,947,789	6,818,410

Operating Expenses:
Selling, General and Administrative	2,627,524	1,893,033	8,618,675	6,730,950
Professional Fees	95,412	89,768	429,507	505,056
Depreciation	74,550	59,786	218,930	139,216
Amortization of Other Intangible Assets	68,108	55,770	203,429	67,309
Consulting Fees	38,629	27,411	153,403	62,957
Interest Expense	402,721	225,069	927,084	531,364
Interest Expense – Related Party	76,833	12,754	157,274	56,102
Interest Expense – Amortization of Discounts	232,651	196,508	669,055	287,770
(Gain) Loss on Extinguishment of Debt	—	—	—	(481,833)
(Gain) Loss on Derivative Liability	(243,419)	—	(399,515)	—
Other (Income) Expense	(75,576)	(4,743)	(75,576)	(55,375)
Total Operating Expenses	3,297,433	2,555,355	10,902,266	7,843,516

Net Income (Loss)	$410,693	$25,371	$(1,954,477)	$(1,025,105)
Dividends on Preferred Stock	(206,080)	(206,080)	(611,520)	(613,760)
Net Income (Loss) Available to Common Stockholders	204,613	(180,709)	(2,565,997)	(1,638,865)

Net Income (Loss) Per Share-Basic	$0.003	$(0.002)	$(0.040)	$(0.027)
Weighted Average Shares Outstanding	63,944,803	62,944,803	63,944,803	59,722,800

Net Income (Loss) Per Share-Diluted	$0.003	$(0.002)	$(0.040)	$(0.027)
Weighted Average Shares Outstanding	73,806,998	62,944,803	63,944,803	59,722,800

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net (Loss)	$(1,954,477)	$(1,025,105)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation	371,017	139,216
Amortization of Other Intangible Assets	204,325	67,309
Provision for Losses on Accounts Receivable	719,946	181,323
Amortization of Discount on Revolving Credit and Convertible Term Notes	669,055	287,770
Share Based Compensation Expense	241,775	683,750
Gain on Extinguishment of Debt	—	(481,833)
Gain on Change in Derivative Liability	(399,515)	—
Changes in Assets and Liabilities, Net of Effects from AirTight Asset Purchase:
Trade Receivables	(1,677,884)	(7,554,739)
Inventories	543,972	(1,149,562)
Prepaid Expenses and Other Current Assets	332,400	(166,096)
Deposits and Other Non Current Assets	(64,193)	9,806
Accounts Payable	(1,609,343)	3,354,892
Accrued Expenses and Other Current Liabilities	(562,757)	347,167
Other Liabilities	—	(1,122,712)
Net Cash (Used in) Operating Activities	(3,185,679)	(6,279,211)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(156,331)	(13,520)
Payment under AirTight Asset Purchase Promissory Note, Net of Cash Acquired	—	(100,000)
Net Cash (Used in) Investing Activities	$(156,331)	$(113,520)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	—	2,520,140
Principal Repayments on Revolving Credit Note	—	(67,500)
Proceeds from Convertible Term Note	—	1,637,616
Principal Repayments on Convertible Term Note	(250,000)	(400,000)
Proceeds from Loans Payable – Related Party	4,300,000	3,800,000
Payments to Loans Payable – Related Party	—	(1,000,000)
Principal Repayments on Long Term Debt	(130,128)	(78,994)
Payment of Preferred Stock Dividends	(20,000)	(15,000)
Net Cash Provided by Financing Activities	3,899,872	6,396,262

Net Effect of Exchange Rate Changes on Cash	(1,774)	—

Net Increase (Decrease) In Cash	$556,088	$3,531
Cash at Beginning of Period	42,845	339,855
Cash at End of Period	$598,933	$343,386

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$886,084	$531,364

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired from Issuance/Acquisition of Long Term Debt	$78,265	$267,953
Promissory Note entered into in connection with AirTight Asset Purchase Agreement	—	1,400,000
Common Stock Issued-AirTight Asset Purchase Agreement	—	1,480,000
Common Stock Issued-Exercise of Warrants for Principal Repayments to Revolving Credit Note	—	67,500
Common Stock Issued-Exercise of Warrants for Principal Repayments to Convertible Term Note	—	33,766
Common Stock Issued-Exercise of Warrants for Interest on Convertible Term Note	—	33,734
Common Stock Issued-Partial Conversion of Convertible Term Note as Principal Repayment	—	3,850
Common Stock Issued-Canceled Debt as Principal Repayment to Loans Payable-Related Party	—	2,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation.

The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K and Form 10-Qs for March 31 and June 30, 2009, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.  The accompanying condensed consolidated financial statements include the accounts of the Company, including its beginning operations in Canada. All material inter-company items and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 9. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 13. Refer also to the Company’s 2008 Annual Report on Form 10-K and First Quarter and Second Quarter 2009 Reports on Form 10-Q, for a description of major accounting policies. There have been no material changes to these accounting policies during the nine months ended September 30, 2009.

Note 2. Liquidity.

The Company has a working capital deficit due to its ComVest credit facility maturing on August 31, 2010. As a result, there are concerns about the liquidity of the Company at September 30, 2009. The Company believes it will be able to refinance the existing credit facility or obtain additional financing on the same or better terms prior to its maturity date. If the Company is unable to refinance or obtain new financing by the maturity date, the Company may be adversely affected. Aside from these concerns, the Company’s operating cash flow has increased substantially from higher gross profit and gross margin percentage gains due to in-house manufactured foam product formulations and favorable raw material pricing with strategic key vendor alliances from increased purchasing power based on increased sales volumes. The Company has relied in the past on the financial commitment of the Chairman for funds to meet working capital shortfalls and the Chairman has committed to Management to continue this practice for the near term.

Note 3.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. Raw materials and finished goods purchased from the Company’s three largest suppliers accounted for 49% and 46% of purchases for the three months ended and 49% and 45% of purchases for the nine months ended September 30, 2009 and 2008, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2009	December 31, 2008
Trade Receivables	$9,865,784	$8,995,130
Less: Allowance for Doubtful Accounts	(405,167)	(492,451)
Trade Receivables, Net	$9,460,617	$8,502,679

Note 5.  Inventories.

The following is a summary of inventories at:

	September 30, 2009	December 31, 2008
Raw Materials	$1,132,898	$1,850,850
Finished Goods	3,088,067	2,914,087
Total	$4,220,965	$4,764,937

Note 6.  Loans Payable – Related Party.

The Company has received $5,100,000 in advances for working capital from the Chairman of the Board, of which $4,300,000 was received in the nine months ended September 30, 2009. These advances were recorded as short term demand loans and bear interest at 6% per annum. Accrued interest relating to these loans for the three and nine months ended September 30, 2009 was $76,833 and $157,275, respectively.  On September 30, 2009, the Company converted these loans payable – related party to a note payable – related party.  Refer to Note 9 – Note Payable – Related Party.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 7.  Revolving Credit and Term Loan Agreement and Related Agreements.

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital LLC (“ComVest”), which was substantially modified on June 30, 2008, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note (“Credit Note”) and $3,000,000 under a convertible term note (“Term Note”) and Lapolla agreed to issue certain warrants (“Warrants”) to ComVest and register the underlying shares issuable under the Term Note and the Warrants. Per applicable rules, the modified debt instruments were recorded at a discount. The resulting discounts are being amortized to interest expense using the effective interest method over the term of the agreements. The balance outstanding under the Credit Note was $8,530,191 with unamortized discount of $587,048 and the Term Note was $2,750,000 with unamortized discount of $358,502, at September 30, 2009. See Liquidity and Capital Resources section for more information (Credit Note and Term Note mature on August 31, 2010).

Note 8.  Derivatives and Fair Value.

The Company evaluated the embedded conversion feature associated with the Term Note and associated Warrants to purchase common stock during the first quarter of 2009.  The Company concluded these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments and are disclosed on the balance sheet under Derivative Liabilities. At September 30, 2009, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets and the fair value was estimated by management to be $490,774.

Note 9.  Note Payable – Related Party.

On September 30, 2009, the Company entered into a Promissory Note in favor of the Chairman of the Board for $5,100,000, bearing interest at seven percent (7%) per annum, with principal to be paid on December 31, 2011 (“Related Party Note”). Prior to establishment of the Related Party Note, the Company owed the Chairman $5,100,000 which was advanced during 2008 and 2009 for working capital and previously classified as Loans Payable – Related Party. The Related Party Note memorialized the cancellation of the demand nature of the $5,100,000 indebtedness owed by the Company to the Chairman and established a repayment date and condition of prepayment in the event the Company achieved a financing. The Related Party Note is subordinate to ComVest’s Credit Note and Term Note and Board approval is required for any repayment. See also Note 6 – Loans Payable - Related Party.

Note 10.  Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of basic and diluted net income (loss) per common share for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Amount	Amount	Amount	Amount
Net Income (Loss)	$410,693	$25,371	$(1,954,477)	$(1,025,105)
Net Income (Loss) Per Share-Basic	$0.006	$0.0004	$(0.031)	$(0.017)
Weighted Average Common Shares Outstanding	63,944,803	62,944,803	63,944,803	59,722,800
Net Income (Loss) Per Share-Diluted	$0.006	$0.0004	$(0.031)	$(0.017)
Weighted Average Common Shares Outstanding	73,806,998	67,043,657	63,944,803	59,722,800
Dividends on Preferred Stock	(206,080)	(206,080)	(611,520)	(613,760)
Net Income (Loss) Available to Common Stockholders	$204,613	$(180,709)	$(2,565,997)	$(1,638,865)
Net Income (Loss) Per Share-Basic	$0.003	$(0.003)	$(0.040)	$(0.027)
Weighted Average Common Shares Outstanding	63,944,803	62,944,803	63,944,803	59,722,800
Net Income (Loss) Per Share-Diluted	$0.003	$(0.003)	$(0.040)	$(0.027)
Weighted Average Common Shares Outstanding	73,806,998	62,944,803	63,944,803	59,722,800

For the three month periods ended September 30, 2009 and 2008, the securities that could potentially dilute net income per share in the future that were included in the computation of diluted net income per common share – diluted were (i) 3,571,429 and 3,896,104 shares issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 and 2,500,000 shares issuable upon exercise of warrants, (iii) 908,640 and 499,164 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, respectively.  For the nine month periods ended September 30, 2009 and 2008, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per common share in the future that were not included in the computation of diluted (loss) per share were (i) 3,571,429 and 3,896,104 shares issuable upon conversion of the Convertible Term Note, (ii) 2,500,000 and 2,500,000 shares issuable upon exercise of warrants, (iii) 908,640 and 499,164 shares issuable upon exercise of vested and exercisable stock options, and (iv) 2,250 and 2,250 shares issuable upon conversion of Series A Preferred Stock, for the nine month periods ended September 30, 2009 and 2008, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11.   Business Segment Information.

The Company is a national manufacturer and supplier operating two segments based on manufacturing competencies: Foam and Coatings. The Company consolidated and restructured its segments at December 31, 2008 and prior periods have been reclassified to reflect the change. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses (including a certain portion of non-cash items such as share based compensation and the amortization of discounts related to certain debt instruments), insurance, investor relations, and gains and losses related to the disposal of corporate assets or extinguishments of liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended September 30,
	2009			2008
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$11,895,900	$2,126,790	$14,022,690	$10,983,173	$2,897,047	$13,880,220
Cost of Sales	8,600,507	1,714,057	10,314,564	8,889,817	2,409,677	11,299,494
Gross Profit	3,295,393	412,733	3,708,126	2,093,356	487,370	2,580,726
Depreciation and Amortization	108,919	19,473	128,392	82,294	21,707	104,000
Interest Expense	302,093	54,009	356,103	257,759	67,989	325,748
Segment Profit	1,213,702	99,238	1,312,940	624,745	104,735	729,480
Segment Assets (1)	17,660,996	4,480,263	22,141,259	18,816,427	5,599,413	24,415,840
Expenditures for Segment Assets	$59,604	$10,656	$70,260	$274,713	$6,760	$281,473

	Nine Months Ended September 30,
	2009			2008
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$29,255,499	$5,403,373	$34,658,872	$26,147,692	$7,939,257	$34,086,949
Cost of Sales	21,405,184	4,305,899	25,711,083	21,254,628	6,013,911	27,268,539
Gross Profit	7,850,315	1,097,474	8,947,789	4,893,064	1,925,346	6,818,410
Depreciation and Amortization	320,862	59,261	380,123	142,581	43,292	185,873
Interest Expense	740,026	136,680	876,706	503,537	152,890	656,427
Segment Profit (Loss)	982,685	(112,274)	870,411	470,075	637,764	1,107,839
Segment Assets (1)	17,660,996	4,480,263	22,141,259	18,390,577	6,025,264	24,415,840
Expenditures for Segment Assets	$97,130	$23,897	$121,026	$325,831	$15,694	$341,525

The following are reconciliations of reportable segment profit or loss, including assets, to the Company’s consolidated totals for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss	2009	2008	2009	2008
Total Profit for Reportable Segments	$1,312,940	$729,480	$870,411	$1,107,839
Unallocated Amounts:
Corporate Expenses (2)	(902,247)	(704,109)	(2,824,888)	(2,132,944)
Income (Loss) Before Income Taxes	$410,693	$25,371	$(1,954,477)	$(1,025,105)

Assets	September 30, 2009	December 31, 2008
Total Assets for Reportable Segments (1)	$22,141,259	$22,174,105
Other Unallocated Amounts (3)	1,145,509	755,621
Consolidated Total	$23,286,767	$22,929,726
____________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes some non-cash items such as share based compensation, amortization of debt discounts, and derivative liabilities.
(3)	Includes corporate assets which are principally cash and cash equivalents.

Note 12.   Subsequent Events.

The Company has evaluated subsequent events up through November 2, 2009, the date of the filing of this report with the SEC.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and nine months ended September 30, 2009 and 2008, and our financial condition at September 30, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes for the year ended December 31, 2008 and quarters ended March 31, 2009 and June 30, 2009.

Outlook

Lapolla’s outlook remains positive through these challenging economic times.  Foam sales continue to drive our focus and growth.  Insulation foam, other than roofing, continues to outpace the current uncertain economy primarily due to high energy costs and increasing consumer awareness of its energy cost savings. We have focused much of our resources on foam technology through formulations, testing, approvals and credentials.  For the nine month period ended September 30, 2009, Foam segment sales have increased by 12%, gross profit by 60%, and insulation foam within this segment has grown by over 27%, compared to the same period in 2008. International sales, including Canada, are impacting foam sales and are expected to play a much larger role in the foreseeable future. Although commercial roofing is down, directly affecting our roofing foam and coating sales, the Company believes pent up demand and growth opportunities exist which will likely result in increased sales volumes in the near term.

Performance for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended September 30:

	2009	2008
Sales	$14,022,690	$13,880,220

Our sales increased $142,470, or 1.0%, compared to the same period in 2008, due to an increase in sales in our Foam segment offset by a decrease in our Coatings segment. Although uncertain economic conditions persisted which served to limit our aggressive growth during the third quarter, we believe pent up demand for energy efficient products will likely accelerate due to current economic recovery indicators as well as rapidly growing awareness of government incentives for insulation in the American Recovery and Reinvestment Act of 2009 (“ARRA”). As the building industry recovers, Lapolla remains positioned to capitalize on the public’s need for cost savings related to energy use.

Cost of Sales

Cost of sales decreased $984,930, or 8.7%, compared to the same period in 2008, due to favorable raw material pricing with key vendor strategic alliances from increased purchasing power in our Foam segment and lower sales volume in our Coatings segment.

Gross Profit

Our gross profit increased $1,127,400, or 43.7%, compared to the same period in 2008, due to favorable raw material pricing in our Foam segment. Gross margin percentage increased by 7.9% compared to same period in 2008 due to price declines in key raw materials from increased purchasing power and lower freight costs in both segments.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, (gain) loss on derivative liability, and other (income) expense. These total operating expenses increased $742,078, or 29%, compared to the same period in 2008, due to an increase of $734,491 for SG&A, $5,644 for professional fees, $14,764 for depreciation, $12,338 for amortization of other intangible assets, $11,218 for consulting fees, $177,652 for interest expense, $64,079 for interest expense – related party, and $36,143 for interest expense – amortization of discounts, offset by an increase of $70,833 for other income and a $243,419 gain on derivative liability.

Index

SG&A increased $734,491, or 39%, compared to the same period in 2008, due to an increase of $36,634 in corporate expenses, $91,672 in distribution/warehouse expenses, $86,560 in insurances, $176,458 in marketing and promotions, $201,043 in payroll and related employee benefits, $58,138 in sales commissions, $361,781 in share based compensation, and $16,792 in travel and travel related services, offset by a decrease of $17,281 in advertising, $130,258 in bad debts, $43,952 in investor relations, and $103,094 in rents.

Professional fees increased $5,644, or 6%, compared to the same period in 2008.

Depreciation expense increased $14,764, or 25%, compared to the same period in 2008, due primarily to an increase in depreciable assets.

Amortization of other intangible assets expense increased $12,338, or 22%, compared to the same period in 2008, due primarily to an increase in amortizable assets.

Consulting fees increased $11,218, or 41%, compared to the same period in 2008, due to primarily to fees for outside professional services for financial and investment banking services.

Interest expense increased $177,652, or 79%, compared to the same period in 2008, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party increased $64,079, or 502%, compared to the same period in 2008, due to an increase in the capital utilized from the Chairman of the Board’s continuing financial commitment to the Company.

Interest expense – amortization of discount increased $36,143, or 18%, compared to the same period in 2008, due to the modification of our ComVest credit instruments in June 2008.

Gain on derivative liability was $243,419 compared to $-0- in the same period in 2008, due to a change in the fair value of our ComVest credit instruments derivatives.

Other income increased $70,833, or 1,493%, compared to the same period in 2008, due to an increase in royalty payments from the divestiture of our retail coatings business and a gain on the sale of an asset.

Net Income

Net income increased $385,322, or 1,518%, compared to the same period in 2008 due to increased sales volumes in our Foam segment, gross margin percentage increases in both of our segments, and a gain on derivative liability.  Net income per share increased $0.006, or 1,493%, compared to the same period in 2008.

Net income available to common stockholders and related income per share were $204,613 and $0.003 compared to a net loss available to common stockholders and related loss per share which were $180,709 and $0.003 for the same period in 2008. Accrued dividends on our outstanding Series D Preferred Stock were $206,080 for both the current and prior comparable period.

Results of Business Segments

The following is a summary of sales by segment for the three months ended September 30:

Segments	2009	2008
Foam	$11,895,900	$10,983,173
Coatings	2,126,790	2,897,047

Foam sales increased $912,727, or 8.3%, compared to the same period in 2008, due to increased insulation foam sales volumes and related equipment, partially offset by a decrease in commercial roofing foam. Cost of sales decreased $289,310, or 3.3%, compared to the same period in 2008, due to favorable raw material pricing with key vendor strategic alliances from increased purchasing power and lower commercial roofing foam sales volumes. Gross profit increased $1,202,037, or 57.4%, compared to the same period in 2008. Foam segment profit increased $588,957, or 94.3%, compared to the same period in 2008, due to a substantial gross margin percentage increase of 8.6 percentage points due to favorable raw material prices from increased purchasing power, partially offset by higher marketing costs.

Coatings sales decreased $770,257, or 26.6%, with a corresponding decrease in our cost of sales of $695,620, or 28.9%, due primarily to a decline in commercial demand. Gross profit decreased $74,637, or 15.3%, compared to the same period in 2008, due to lower sales volumes. Coatings segment profit decreased $5,497, or 5.2%, compared to the same period in 2008.

Index

Performance for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

Overall Results of Operations

Sales

The following is a summary of sales for the nine months ended September 30:

	2009	2008
Sales	$34,658,872	$34,086,949

Our sales increased $571,923, or 1.7%, compared to the same period in 2008, due primarily to an increase in foam and related equipment sales in our Foam segment, partially offset by a decrease in coatings sales in our Coatings segment. Insulation foam market share gains in our Foam segment continue as consumers and builders alike recognize the economic advantages foam provides compared to less energy-efficient conventional insulation products, such as fiberglass. We remain strategically positioned for further market share gains in the near term as high energy costs continue to adversely affect consumers.

Cost of Sales

Cost of sales decreased $1,557,456, or 5.7%, compared to the same period in 2008, due to favorable raw material pricing with key vendor strategic alliances from increased purchasing power in our Foam segment and lower sales volumes in our Coatings segment, offset by higher sales volumes in our Foam segment.

Gross Profit

Our gross profit increased $2,129,379, or 31.1%, compared to the same period in 2008, due to improved margins associated with favorable raw material pricing from increased purchasing power. Gross margin percentage increased by 5.8% compared to same period in 2008 due primarily to increased purchasing power and decreased freight costs in both segments.

Operating Expenses

Our total operating expenses are comprised of SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discounts, (gain) loss on extinguishment of debt, (gain) loss on derivative liability, and other (income) expense. These total operating expenses increased $3,058,750, or 39%, compared to the same period in 2008, due to an increase of $1,887,725 for SG&A, $79,714 for depreciation, $136,120 for amortization of other intangible assets, $90,446 for consulting fees, $395,720 for interest expense, $101,172 for interest expense – related party, and $381,285 for interest expense – amortization of discounts, offset by a decrease of $75,549 for professional fees, an increase of $20,201 for other income, a $399,515 gain on derivative liability, and no gain on extinguishment of debt (we had a gain on extinguishment of debt of $481,833 in the comparable 2008 period).

SG&A increased $1,887,725, or 28%, compared to the same period in 2008, due to an increase of $28,461 in advertising, $660,915 in bad debts, $243,083 in distribution/warehouse expenses, $165,465 in insurances, $366,379 in marketing and promotions, $1,047,716 in payroll and related employee benefits, and $127,240 in travel and travel related services, offset by a decrease of $50,942 in corporate expenses, $139,576 in investor relations, $40,205 in rents, $78,836 in sales commissions, and $441,975 in share based compensation expense. The increases in our SG&A primarily relate to expenses attributable to our acquisition of certain assets and liabilities from AirTight Marketing and Distribution, Inc. on July 1, 2008 (“AirTight” and “Asset Purchase”) and an increase in our bad debts. We did not have any AirTight expenses during the first six months of 2008. Cost control remains a priority as we continue to monitor expenses and look to improve cash flow.

Professional fees decreased $75,549, or 15%, compared to the same period in 2008, due to a decrease in legal fees, partially offset by an increases in auditing and auditing related services.

Depreciation expense increased $79,714, or 57%, compared to the same period in 2008, due primarily to an increase in depreciable assets acquired in the AirTight Asset Purchase.

Amortization of other intangible assets expense increased $136,120, or 202%, compared to the same period in 2008, due primarily to an increase in amortizable assets acquired in the AirTight Asset Purchase.

Index

Consulting fees increased $90,446, or 144%, compared to the same period in 2008, due to fees for outside professional services for financial and investment banking services.

Interest expense increased $395,720, or 74%, compared to the same period in 2008, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party increased $101,172, or 180%, compared to the same period in 2008, due to an increase in capital utilized from the Chairman of the Board’s continuing financial commitment to the Company.

Interest expense – amortization of discount increased $381,285, or 132%, compared to the same period in 2008, due to the modification of our ComVest credit instruments in June 2008.

Gain on derivative liability was $399,515 compared to $-0- in the same period in 2008, due to a change in the fair value of our ComVest credit instruments derivatives.

Other income increased $20,201, or 36.5%, compared to the same period in 2008, due to an increase in royalty payments from the divestiture of our retail coatings business and a gain on the sale of an asset.

Net Loss

Net loss increased $929,372, or 90.6%, compared to the same period in 2008, as higher operating expenses relating to the AirTight Asset Purchase and the increase in bad debts relating to the current economic conditions were not present in the prior comparable period.  Gross margin percentage increases in both of our segments served to limit our net loss for the period. Net loss per share increased $0.014, or 82.3%, compared to the same period in 2008.

Net loss available to common stockholders increased $927,132, or 56.6%, compared to the same period in 2008.  Net loss per share available to common stockholders increased $0.013, or 48.1%, compared to the same period in 2008. Accrued dividends on our outstanding Series D Preferred Stock were $611,520 compared to $613,760 in the prior comparable period in 2008.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended September 30:

Segments	2009	2008
Foam	$29,255,499	$26,147,692
Coatings	5,403,373	7,939,257

Foam sales increased $3,107,807, or 11.9%, compared to the same period in 2008, due to increased wall foam insulation and related equipment sales volumes, partially offset by decreased sales volumes in commercial roofing foam. Cost of sales increased $150,556, or 0.7%, compared to the same period in 2008, due to higher sales volumes. Gross profit increased $2,957,251, or 60.48%, compared to the same period in 2008, primarily due to favorable raw material pricing with key vendor strategic alliances from increased purchasing power and lower freight costs. Foam segment profit increased $512,610, or 109%, compared to the same period in 2008, due to a substantial gross margin percentage increase of 8.1 percentage points due to favorable raw material pricing from increased purchasing power, partially offset by higher marketing costs and bad debts.

Coatings sales decreased $2,535,884, or 31.9%, with a corresponding decrease in our cost of sales of $1,708,012, or 28.4%, due primarily to a decline in commercial demand. Gross profit decreased $827,872, or 43%, compared to the same period in 2008, due to lower sales volumes. We had a segment loss of $112,274 compared to a segment profit of $637,764 for the same period in 2008. Pent up coatings demand is expected to resurge in the near term as the commercial building market recovers from the current economic slump.

Index

Liquidity and Capital Resources

Net cash used in our operations was $3,185,679 for the nine months ended September 30, 2009 compared to $6,279,211 for the same period in 2008. The cash used in operations for the nine months ended September 30, 2009 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash used in operating activities and adjusting for non-cash items, offset by increases in cash, trade receivables, deposits and other non current assets, and accrued expenses and other current liabilities, and decreases in inventories, prepaid expenses and other current assets, accounts payable, and other liabilities. The marked improvement in our gross profit and gross margin percentage in the three and nine months ended September 30, 2009 was a result of favorable raw material pricing with key vendor strategic alliances from increased purchasing power. Our operating cash flow has improved substantially due to increased sales volumes at higher profit margins from increased purchasing power. The Company believes the cash generated from operating cash flow is sufficient to meet its continuing working capital requirements. Although our ComVest credit facility debt matures in August 2010, the Company is seeking to extend the ComVest credit facility on favorable terms or raise capital from private placements of debt or common or preferred stock from accredited sophisticated investors to replace it with a new credit facility by the date of its maturity. If we are unable to refinance our ComVest credit facility or obtain new financing by August 31, 2010, our Company may be adversely affected. We have relied in the past on the financial commitment of the Chairman for funds to meet our working capital shortfalls when required and the Chairman has committed to Management to continue this practice for the near term.

Net cash used in investing activities was $156,331 for the nine months ended September 30, 2009 compared to $113,520 for the same period in 2008, for vehicles, computers and software, trade show displays, and for machinery and equipment.

Net cash provided by financing activities was $3,899,872 for the nine months ended September 30, 2009 compared to $6,396,262 for the same period in 2008. We made principal repayments of $250,000 on our ComVest Term Note, $130,128 on our long term debt, received proceeds of $200,000 from our Chairman of the Board for working capital, and paid $20,000 for Series D Preferred Stock dividends in the nine months ended September 30, 2009.

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

Item 4.  Controls and Procedures.

Quarterly Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the third quarter of 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1, “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, are incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Index

Item 1A.  Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 are incorporated in their entirety herein by this reference.

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

LAPOLLA INDUSTRIES, INC.

Date: November 2, 2009	By: /s/ Douglas J. Kramer, CEO
Name Douglas J. Kramer
Title: CEO and President

LAPOLLA INDUSTRIES, INC.

Date: November 2, 2009	By: /s/ Michael T. Adams, PFO
Name: Michael T. Adams
Title: Principal Financial Officer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated September 30, 2009 from the Company to Richard J. Kurtz.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.