Form 10-K
period 2009-12-31
LAPOLLA INDUSTRIES INC
filed 2010-03-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $10,459,869 based on the closing sales price as quoted on the NASD OTC Bulletin Board.

Common Stock outstanding as of March 15, 2010 — 63,944,803 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

RESTATEMENT OF CERTAIN PRIOR PERIOD INFORMATION

Certain restated information is included herein for the first three calendar quarterly periods and year ended December 31, 2008, as well as the first three calendar quarterly periods in the 2009 year, to: (a) record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009; and (b) disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009.

PART I

As used in this report, “Lapolla” and the “Company” or “Us” or “We” refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

During 2009, we further expanded our growing brand recognition and grew our market share. Lapolla established its first international branch, opening a Canadian headquarters in Toronto, Ontario. In April 2009, we received Canadian Product Approval, CCMC, approval which allows us market access with our Foam-LOK™ spray polyurethane foam insulation systems throughout Canada. In late April 2009, we also received ICC-ES approval for our half pound open celled spray foam insulation for use in wall cavities, floor and ceiling assemblies, as well as attic and crawl space applications, further building our product pipeline and expanding our market share.

In June 2009, we were pleased to accept an offer to contribute our spray foam insulation for the Emmy Award Winning ABC television show Extreme Makeover: Home Edition for Season 7 and be their preferred spray foam insulation supplier and a part of this great, combined effort to improve deserving peoples’ living situations. We contributed to 5 home makeovers since entering into the relationship and look forward to continued participation with the show. The ABC Extreme Makeover: Home Edition and Lapolla partnership is indicative of the growing awareness and need for a healthy living environment, better air quality, reduced air infiltration, and combating rising energy costs, thus further solidifying our position in the green building materials market.

To further increase mainstream awareness of our green building insulation technology, we have committed ourselves to increasing our marketing, advertising and overall communication efforts through a variety of mediums. We have arranged for Lapolla™ and Airtight™ commercials to air on over 55 networks across the country, totaling over 22,000 airtime minutes to create sales pull through and increase our independent contractor/installer network.  The Airtight™ program provides a turn-key approach to helping ensure the start-up success of independent spray foam insulation installers. We are expecting a greater market impact in our foam insulation for construction and retrofitting markets as a result of this effort.

Index

Operating Segments

We operate our business on the basis of two reportable segments — Foam and Coatings.  The Foam segment involves producing building envelope insulation foam for interior application and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments involve supplying equipment and related ancillary items used for application of our products.  The following table sets forth, for the years indicated, sales for our Foam and Coatings segments:

	2009	2008
Foam	$43,080,741	$37,746,620
Coatings	$6,945,729	$10,394,562

Foam

Our foam business involves supplying spray foam insulation and roofing foam to the construction industry. Spray foam insulation applications consist of perimeter wall, crawl space, and attic space commercial and industrial, and residential, applications. Roofing applications consist of new and retrofit commercial and industrial, and residential, applications. The start up of our own Foam Resin Plant in 2007 enabled Lapolla to benefit from the economics of manufacturing spray polyurethane foam systems as we opened up new sales opportunities through previously unavailable channels (e.g. distribution). Lapolla provides open and closed cell spray foam insulation, as well as closed cell technology for roofing, applications.  We have attained certain third party credentials for our in-house manufactured spray foam systems, which is leading to greater acceptance of our proprietary foam products in our target markets. This segment also supplies adhesives and equipment for applications. We use our own distribution facilities, as well as public warehousing in certain local markets nationally to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the spray foam business.

Coatings

Our coatings business involves supplying a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications to the roofing industry. We use our own distribution facilities, as well as public warehousing in certain local markets nationally to better serve our customers. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

See Note 20, “Business Segment Information,” in the notes to the financial statements listed under Item 15 of Part IV of this report.

International Operations

Our international sales, consisting primarily of our Canadian operations, represented approximately 10% of our total product net sales for the year ended December 31, 2009. We opened our first Canadian office in Toronto, Ontario, in 2009, and a resident management team provides leadership and infrastructure for the customer-focused, rapid introduction of our products in the Canadian market. As a result of the rigorous testing and lengthy approval process related to introducing products in the Canadian market, we were only able to participate in the Canadian market for less than half of the 2009 calendar year.  There is an expectation for immediate significant growth in Canada based on full year revenues as well as anticipated growth of market share over the short and long term. We are also experiencing a resurgence of growth in our overseas international business. We expect 2010 to reflect this growth and revenue.

Sales and Marketing

We maintain a growing national and limited international sales and marketing focus. Sales are concentrated on distributors and contractors in the insulation and roofing industries. Lapolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state or regional basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to nationally promoted programs from federal, state, municipal and other government agencies, energy companies, and private organizations. Some of these programs include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental impact of the “heat island effect”. Lapolla places a high priority on sales trending to create preparedness and processes to better serve our customers. Information is gathered with input from sales, customers, management experience and historical sales trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient fashion. The combined volumes of our products are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer. Although sales plans include the addition of new and individually large volume customers, none today represent a significant adverse effect through such a loss.

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

Index

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

Employees

At December 31, 2009, we employed 59 full time individuals. None of our employees are represented by a union. We believe that our relations with our employees are generally very good.

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

Historical Information

We were incorporated in the state of Delaware on October 20, 1989 and underwent a variety of name changes and operations to date.  For our current operations, we acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives in the Southeastern United States. On December 20, 2004, we changed our name from Urecoats Industries, Inc. to IFT Corporation to keep pace with the activities of our Infiniti subsidiary. During the latter part of 2004, our Infiniti Subsidiary built and began operating a manufacturing plant in the Southeastern United States. On February 11, 2005, we acquired 100% of the capital stock of Lapolla Industries, Inc., an Arizona corporation, which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States. On April 1, 2005, our Infiniti subsidiary merged with and into our Lapolla subsidiary whereas the existence of our Infiniti subsidiary ceased. On October 1, 2005, our Lapolla subsidiary merged with and into the Company, under its former name of IFT Corporation, whereas the existence of our Lapolla subsidiary ceased. On November 8, 2005, the Company changed its name to Lapolla Industries, Inc.

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

Index

•  Global Economic Conditions and Financial Crisis - The current stabilizing global economic crisis described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products. The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

We conduct our operations in leased facilities located in Texas, Georgia, Florida, and Ontario, Canada. Our corporate headquarters and administrative, sales, customer and technical services, manufacturing, distribution, training, and warehousing facility is located in Houston, Texas. We also maintain a leased facility in Georgia for customer service, AirTight™ training, spray rig assembly, distribution, and warehousing; in Florida for sales and technical services; and in Ontario, Canada for sales, customer and technical services, distribution, and warehousing. Our present facilities are adequate for our currently known and projected near term needs.

Item 3.  Legal Proceedings

Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Index

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2009		2008
Calendar Quarter	High	Low	High	Low
First	$0.55	$0.24	$0.76	$0.41
Second	$0.55	$0.32	$0.89	$0.46
Third	$0.65	$0.26	$0.79	$0.43
Fourth	$0.50	$0.30	$0.57	$0.19

Our common stock is traded on the NASDAQ O-T-C Bulletin Board under the symbol “LPAD”. As of March 19, 2010, there were approximately 4,000 holders of record of our common stock.  We did not declare any common stock dividends during the past two years and do not anticipate declaring common stock dividends in 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2009:

Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	7,015,333	$0.64	2,984,667
Equity Compensation Plans Not
Approved by Security Holders (2)	5,746,753	$0.73	—
Total	12,762,086	$0.68	2,984,667
____________________________________
(1) Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.
(2) Represents warrants and conversion shares issued by the Company in connection with certain financing agreements with ComVest. Refer to the Footnotes in the Stockholders Holding 5% or More section for more detailed information.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2004 and ending December 31, 2009. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Recent Sales of Unregistered Securities.

None.

Item 6.  Selected Financial Data.

Not Applicable.

Index

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2009

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2009, and our financial condition at December 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our financial statements and the related notes to our financial statements.  Refer to Item 8 of this Form 10-K, Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 20 – Business Segment Information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segment structure.

Restatement of Certain Prior Period Information

Certain restated information is included herein for the first three calendar quarterly periods and year ended December 31, 2008, as well as the first three calendar quarterly periods in the 2009 year, to record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009, and disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009. For 2008: (a) we reclassified the non-current portion of our revolving credit note to the current portion of our revolving credit note on our balance sheets. The reclassification affected our total current liabilities, which increased $7,550,995, and total other liabilities, which decreased $7,550,995; and (b) we restated our loans payable – related party on our balance sheet and selling, general and administrative on our statements of operations. The restatement affected loans payable – related party, which increased $480,000, stockholders’ equity, which decreased $480,000, selling, general and administrative, which increased $480,000, operating loss and net loss, which each increased $480,000, and net loss per share – basic and diluted, which increased $0.01. No income tax effects were related to this restatement. To illustrate:

For 2008:	2008 Year
Net (Loss) (As Previously Reported)	$(3,534,317)
Adjustments	(480,000)
As Adjusted and Restated	$(4,014,317)

We fully updated all affected portions of our management’s discussion and analysis.  Refer to Note 21 – Selected Quarterly Financial Data in our financial statements listed under Item 15 of Part IV of this report for quarterly restatement information and illustrations.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2009	2008	2007
Sales	$50,026,470	$48,141,182	$31,840,799

Sales increased $1,885,288, or 3.9%, from 2008 to 2009, as compared to an increase of $16,300,383, or 51.2%, from 2007 to 2008. Foam sales increased $5,334,121, or 14.1% over 2008, while coatings sales declined $3,448,833 or 33.2% due to a general slowdown specifically in the roofing construction business from the tightened credit markets and recession. Management expects coatings sales to pick up in 2010 due to pent up demand from 2009. The increase in Foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient SPF. Our acquisition of AirTight, a turn key, equipment, startup, and training company, provided additional market penetration while converting additional existing insulators to foam, resulting in approximately $8.5 Million in sales in 2009 compared to $4.6 Million in sales in 2008 (we acquired the AirTight Assets on July 1, 2008). Highly volatile energy prices throughout 2008 and 2009 heightened the public’s interest for green building materials and sustainable energy solutions. Pricing changes reduced approximately $122,316 in sales, while sales volumes increased approximately $2,007,604, for 2009. Pricing changes added approximately $952,000 in sales, while sales volumes increased approximately $15,348,383, for 2008.

Cost of Sales

Cost of sales decreased $1,449,692, or 3.7%, due primarily to a 33.2% decrease in coatings sales, partially offset by a 14.1% increase in foam sales, from 2008 to 2009. We had a 11.4 decrease in freight costs during 2009, along with a 2.7% decrease in material costs. Cost of sales increased $12,117,932, or 45%, due primarily to an 82% increase in foam sales, partially offset by a 6% decrease in coatings sales, from 2007 to 2008. We had a 109% increase in freight costs during 2008, which was offset by a 4.9% decrease in material costs.  Freight costs escalated in the second and third quarters of 2008 as surging oil prices justified higher trip rates as well as increased fuel surcharges during that time frame.

Gross Profit

Our gross profit increased $3,334,978, or 36.8% from 2008 to 2009, due to our sales growth and reduced material costs, as compared to, an increase of $4,182,451 or 86% from 2007 to 2008, due to our substantial sales growth offset by increased material costs, specifically in our Foam segment.  Gross margin percentage increased 5.8% from 2008 to 2009 due to reductions in material costs and increased manufacturing efficiencies particularly in our Foam segment, as compared to 3.7% from 2007 to 2008 due to a full year of plant utilization manufacturing in-house foam resins, offset by higher material costs.

Index

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on extinguishment of debt, gain or loss on derivative liability, and other income or expense. These total operating expenses increased $2,144,590, or 16.4% from 2008 to 2009, due to increases of $932,902 for SG&A, $80,314 for depreciation, $125,130 for amortization of other intangible assets, $115,713 for consulting fees, $393,226 for interest expense, $178,403 for interest expense – related party, and $419,519 for interest expense – amortization of discount, offset by a decrease of $235,438 for professional fees and an increase of $28,584 in other income and a gain of $318,425 on derivative liability. There was no gain on extinguishment of debt in 2009. Our total operating expenses increased $2,654,153, or 27%, from 2007 to 2008, due to increases of $2,390,054 for SG&A, $11,633 for depreciation, $146,411 for amortization of other intangible assets, $177,439 for interest expense, $47,015 for interest expense - related party, and $397,922 for interest expense - amortization of discount, and a decrease of $109,592 of other income, offset by decreases of $39,312 in professional fees, and $106,334 in consulting fees, and a gain of $481,833 on debt extinguishment.

SG&A increased $932,902, or 8.2%, from 2008 to 2009 due to increases of $868,736 for payroll and benefits, $69,436 for insurances, $163,632 for travel and related services, $538,103 for marketing, promotions and trade shows, $203,071 for rents, $264,885 for bad debts, and $327,790 for corporate office expenses, offset by decreases of $265,033 for commissions, $143,014 for advertising, $78,949 for recruiting fees, $841,784 for share based compensation expense, and $173,971 for investor relations. The increase in bad debts in 2009 includes some customer bankruptcies and defaults primarily from the first half of 2009 due to the tightening of the credit markets and recession. The increase in marketing, promotions and trade shows was due to a broader based marketing program related to AirTight.  Corporate office expenses increased primarily due to an increase in bank and credit card fees. Payroll and benefits increased due to a full year of AirTight personnel (we acquired AirTight on July 1, 2008) and primarily hiring additional sales personnel. The increase in rents is due in part to our expansion into the Canadian market as well as additional distribution channels throughout the United States to better serve our customers. SG&A increased $2,390,054, or 28%, from 2007 to 2008 due to increases in payroll and benefits of $723,237, bad debt expenses of $664,527, commissions of $641,001, advertising of $207,319, rents of $203,392, travel and related of $114,316, insurances of $102,658, investor relations of $80,206, and corporate office expenses of $48,072, which were partially offset by declines in share based compensation of $287,773 and marketing and promotions of $106,902. The increase in bad debts in 2008 includes some customer bankruptcies and defaults primarily due to the downturn of the economy.

Professional fees decreased $235,438 from 2008 to 2009 due to a continuation of cost reduction efforts initiated in 2008 and reductions in legal fees, compared to a decrease of $39,312 from 2007 to 2008 as cost cutting measures on any non-volume related expenses were implemented.

Depreciation expense increased $80,314, or 39% from 2008 to 2009, compared to an increase of $158,044, or 83% from 2007 to 2008, primarily due to an increase in depreciable assets acquired in connection with the AirTight asset acquisition.

Amortization of other intangible assets expense increased $125,130, or 85%, from 2008 to 2009, compared to an increase of $123,333, or 534% from 2007 to 2008, due primarily to an increase in amortizable assets acquired in connection with the AirTight asset acquisition.

Consulting fees increased $115,713, or 172%, from 2008 to 2009, due to retaining outside professionals for advisory services, information technology services, and other required outside professional services, compared to a decrease of $106,334, or 61%, from 2007 to 2008, due to cost cutting measures.

Interest expense increased $393,226, or 50%, from 2008 to 2009, compared to an increase of $177,439, or 29%, from 2007 to 2008, due primarily to an increase in the interest from the capital utilized from our ComVest credit instruments.

Interest expense – related party increased $178,403, or 259%, from 2008 to 2009, compared to an increase of $47,015, or 215%, from 2007 to 2008, due to an increase in the capital utilized from our Chairman of the Board.

Interest expense – amortization of discount increased $419,519, or 85%, from 2008 to 2009, compared to an increase of $397,922, or 420%, from 2007 to 2008, due to the discount associated with our ComVest credit instruments.

We did not have any extinguishment of debt during 2009.  A substantial modification was made to our ComVest credit instruments, which resulted in an extinguishment of debt gain of $481,833 in 2008.

We had a gain on our derivative liability of $318,425 embedded in our ComVest convertible term note during 2009.  We did not have any derivate liability in 2008.

Other income increased $28,584, or 51.6%, from 2008 to 2009, due to an increase in royalties, compared to a decrease of $109,592, or 66%, from 2007 to 2008, due to a decrease in royalties, from the sale of our retail distribution channel in 2007.

Net Loss

Net loss decreased $1,190,390, or 29.7%, from 2008 to 2009, due to sales volume and gross margin percentage increases in our Foam segment, a gain on our derivative liability, and an increase in our other income, offset by a sales volume and gross margin percentage decreases in our Coatings segment and increase in our total operating expenses due to growth of the Company.  Net loss per share decreased $0.02, or 34%, from 2008 to 2009. Net loss decreased $1,048,298, or 21%, from 2007 to 2008, due to a sales volume increase in our Foam segment, gross margin percentage increases in both of our segments, a gain on our extinguishment of debt, offset by a sales volume decrease in our Coatings segment and increase in our total operating expenses due to growth of the Company.  Net loss per share decreased $0.03, or 27%, from 2007 to 2008. Net loss available to common stockholders and related loss per share decreased $1,190,965, or 24.6%, and $0.02, or 29%, from 2008 to 2009, respectively, compared to a decrease in net loss available to common stockholders and related loss per share of $1,048,298, or 18%, and $0.03, or 27%, from 2007 to 2008.

Index

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2009	2008	2007
Foam	$43,080,741	$37,746,620	$20,753,052
Coatings	$6,945,729	$10,394,562	$11,087,747

Foam sales increased $5,334,121, or 14.1%, from 2008 to 2009, compared to an increase of $16,993,568, or 82%, from 2007 to 2008, due to energy conscious building owners and consumers continuing to seek relief from highly volatile oil prices, as spray polyurethane foam (SPF) continues to gain market share from traditional insulation systems such as fiberglass. Our AirTight asset purchase furthered our market penetration into the Foam segment through AirTight’s training, startup and rig building operations.  By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market SPF, revenue growth from equipment has escalated and the ongoing sales of Lapolla foam has followed. Foam segment equipment sales were $2,046,688 in 2009 compared to $1,819,994 in 2008 and $622,477 in 2007. Foam cost of sales increased $917,533, or 3%, from 2008 to 2009, due to a substantial increase in sales volumes, offset by reductions in raw material costs, resulting in an increased gross profit and gross margin percentage, compared to an increase of $12,820,509, or 70%, from 2007 to 2008, due to substantial volume increases, but at the same time gross profit margin dollars and percentages increased, from the economies of scale and full year production of in-house manufactured resins, offset by rising raw material costs during the latter part of 2008. Our Foam segment realized a profit of $1,242,543 in 2009, compared to a loss of $127,045 in 2008 and $1,956,928 in 2007, as targeted market share gains were achieved.

Coatings sales decreased $3,448,833, or 33%, from 2008 to 2009, due to the general slowdown in the roofing construction business from the tightened credit markets and recession, although sales are expected to pick up significantly in 2010 from pent up demand in 2009, compared to a decrease of $693,185, or 6%, from 2007 to 2008, due to the 2007 divestiture of our retail coatings business. Coatings segment equipment sales were $203,049 in 2009 compared to $323,350 in 2008 and $188,363 in 2007. Coatings cost of sales decreased $2,367,225, or 30%, from 2008 to 2009, due to lower sales volumes, compared to a decrease of $702,577, or 8%, from 2007 to 2008, but gross margin dollars increased $9,931 as our margin percentage increased from 22% to 24% on a more strategic product line. Coating segment profit decreased $827,016, or 121%, due to lower sales volumes, compared to an increase of $549,425, or 410%, from 2007 to 2008, from the increased margin percentage associated with our strategic product line.

Outlook for 2010

The Company’s outlook is very aggressive, as we expect sales to continue to grow to record levels in 2010. Our optimism is based on our market share gains in the construction insulation markets which are driven by growing consumer awareness about energy efficient foams and coatings. Margin increases as a result of vertical integration, sales growth, potential acquisitions, in conjunction with tighter controls on spending are expected to enable Lapolla to achieve profitability in 2010. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, product credentials, approvals and performance, price structures, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.  This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand at December 31, 2009 was $400,821, reflecting an increase of $357,976 when compared to the $42,485 of cash on hand at December 31, 2008. Cash on hand at December 31, 2008 was $42,845 reflecting a decrease of $297,010 when compared to the $339,855 of cash on hand at December 31, 2007. Cash flow has improved substantially from 2008 to 2009 due to the increased margin associated with our increased sales volumes. From 2007 to 2008, cash flow was negatively impacted by substantial sales growth and the associated increases in accounts receivable and inventory and we relied not only upon our Revolving Credit Note and Convertible Term Loan with ComVest, but also our Chairman and majority stockholder, for financial support. We believe we are past the breakeven point relative to our current sales and expense levels from the second half of 2009 and relying less on our ComVest Credit Facility and Chairman’s financial commitments.

The Company has stockholders equity of $3,763,219 at December 31, 2009. However, there are concerns about the liquidity of the Company at December 31, 2009 based on a working capital deficit of $4,780,743 due primarily to the maturing of the ComVest Credit Facility which matures on August 31, 2010. The outstanding Credit Facility consists of the Convertible Term Note with an outstanding balance of $2.5 Million and Revolving Credit Note with an outstanding balance of $8.37 Million. Management approached ComVest in early March 2010 and they expressed their intent to extend the Convertible Term Note until 2012. Additionally, our Chairman, who has supported the Company for over 11 years and invested approximately $54 Million to date, has provided Management with a financial commitment for up to $11 Million for the 2010 year, if necessary. Since 2004, Lapolla’s revenues have increased from approximately $2.4 Million with a gross margin of 15.8% to $50 Million with a gross margin of 24.8% in 2009. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010. Notwithstanding the foregoing, we may seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans and pay off our maturing Credit Facility. We have budgeted up to $150,000 for capital expenditures for 2009.  If the Company chooses to raise additional capital other than from ComVest, anti-dilution provisions under the Convertible Term Note and Warrants may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price, including conversion price, of the common stock sold, and a 25% of the qualified proceeds raised repayment requirement up to the amount due under the Convertible Term Note will be triggered. The ComVest limitations may adversely impact our ability to raise additional capital.

Index

Net cash used in our operations was $2,688,144 in 2009, reflecting a decrease of $4,689,326 when compared to the $7,377,470 in 2008. The cash used in operations for 2009 as compared to 2008 was primarily attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, augmented by decreases in trade receivables, prepaid expenses and other current assets, inventories, accounts payable, accrued expenses and other current liabilities, and deposits and other non-current liabilities. In 2008, the Company borrowed $5,076,600 under the ComVest Credit Facility and repaid $400,000 under the Convertible Term Note. In 2009, the Company did not borrow any additional funds from the Credit Facility and repaid $500,000 under the Convertible Term Note. From 2008 to the first half of 2009, the Company borrowed $7.9 Million for working capital purposes and repaid $1 Million from the Chairman. During the second half of 2009, the Company borrowed $200,000 for working capital from the Chairman and paid $500,000 to him for his accrued interest and a small portion of his preferred dividends. These funds were used to fund Lapolla’s broader based operations, including the AirTight asset acquisition, resulting in increased SG&A costs, pay down our accounts payable, which decreased $1,200,182 in 2009, and meet our principle repayment obligations under our ComVest Convertible Term Note. Our inventories, trade receivables, net, and accrued expenses and other current liabilities decreased slightly from 2008 to 2009 primarily due to the general slowdown of the economy from 2008 to the first half of 2009. Net cash used in our operations was $7,377,470 in 2008, reflecting an increase of $1,909,327 when compared to the $5,468,143 in 2007. The cash used in operations for 2008 as compared to 2007 was primarily attributable to our net loss for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, augmented by increases in trade receivables and inventories, partially offset by increases in accounts payable, accrued expenses and other current liabilities, and other liabilities. From the second half of 2007 to early 2008, Lapolla transformed from a distributor of spray polyurethane foam (SPF) to a manufacturer of SPF.  This transition brought growth in sales along with growth in our balance sheet. Trade receivables, net, grew $5,152,525 during 2008 mainly due to a 51% increase in sales but also due to economic conditions and customers taking longer to pay.  Inventories increased $2,066,840 from 2007 to 2008 due to our move to manufacturing SPF and the need for raw materials on hand to produce our SPF as needed.  Accounts payable increased $4,404,434 as more raw material suppliers are needed and the increase in sales requires an increase in raw materials, as well as from our acquisition of certain liabilities with our AirTight Asset Purchase. Accrued expenses and other current liabilities increased $1,069,525 mainly due to increases in our insurance premium notes payable, commissions payable, accrued inventory, accrued related party interest from short term loans received from the Chairman from 2007 throughout 2008, and accrued dividends, partially offset by decreases from paying down our sales taxes payable.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
ComVest Convertible Term Note	$2,500,000	$—	$—	$—	$2,500,000
ComVest Revolving Credit Note	8,530,191	—	—	—	8,530,191
Long-Term Debt Obligations	73,656	136,034	7,780	—	217,470
Estimated Interest Payments on Long-Term Debt and ComVest Obligations	588,796	14,607	1,630	—	605,033
Purchase Order Obligations	565,560	—	—	—	565,560
Operating Lease Obligations	343,767	189,851	—	—	533,618
Total	$12,601,970	$340,492	$9,410	$—	$12,951,872
____________________________________
The information provided in the table above relates to credit instruments, vehicle notes, purchase obligations, and facility leases.

We currently have two material debt covenants: (i) the Company is not allowed to make capital expenditures in excess of $500,000 for the years ended December 31, 2009 and 2010, respectively, and (ii) the Company is not allowed to exceed a borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory (“Borrowing Base”). We were not in compliance with our Borrowing Base calculation as of December 31, 2009. The calculation determined our maximum allowed outstanding as of December 31, 2009 was $8,366,831 and after subtracting the balance outstanding of $8,530,191 under our Revolving Credit Note, we exceeded the Borrowing Base by $163,360.  In order to cure this default, ComVest agreed to permit us to increase the Convertible Term Note on January 1, 2010 by the $163,360, which brought us back into compliance with our Revolving Credit Note. We were not in compliance with our Borrowing Base calculation as of December 31, 2008. The calculation determined our maximum allowed outstanding as of December 31, 2008 was $7,815,531 and after subtracting the balance outstanding of $8,537,821 under our Revolving Credit Note, we exceeded the Borrowing Base by $722,290. The Company is required to submit its Borrowing Base calculation to ComVest monthly. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolving Credit Note, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolving Credit Note at any given time, ComVest, in its discretion, may accelerate any and all amounts outstanding under the Credit Facility. Based on the fact that the Company was not in compliance with its Borrowing Base calculation at December 31, 2008 and this default was cured on December 31, 2009, despite the fact that ComVest did not call the debt due, the Company restated its balance sheet for December 31, 2008 to reclassify the Revolving Credit Note as short term instead of long term. See financial statements listed under Item 15 of Part IV of this report.

Net cash used in investing activities was $326,353 in 2009, reflecting an increase of $67,561 when compared to $258,792 in 2008. We invested $236,268 in new property, plant and equipment in 2009 compared to $158,792 in 2008, as well as $90,085 towards the purchase of AirTight’s assets. During 2009, property, plant and equipment additions included $110,852 for vehicles (sales personnel), $6,114 for leasehold improvements, $7,278 for office furniture and equipment, $74,077 for computers and software, $24,064 for machinery and equipment, and $17,111 for construction in progress. Net cash used in investing activities was $258,792 in 2008 compared to $1,381,955 in 2007. We invested $158,792 in new property, plant and equipment during 2008 compared to $1,381,955 in 2007, as well as $100,000 towards the purchase of AirTight’s assets. During 2008, property, plant and equipment additions included $222,793 in vehicles, $69,968 for leasehold improvements, $29,267 for office furniture and equipment, $72,077 for computers and software, $15,094 for machinery and equipment, and $18,634 for construction in progress. During 2007, property, plant and equipment additions included $55,510 for leasehold improvements, $28,099 for office furniture and equipment, $1,360,859 for machinery and equipment relating to our new foam resin plant and expansion of our coating and distribution facility in Houston, Texas, and reductions included $105,323 for vehicles and $72,476 for plant construction in progress due to capitalizing the operating portion of our foam resin plant.

Index

Net cash provided by financing activities was $3,376,066 in 2009, reflecting a decrease of $3,963,188 when compared to $7,339,254 in 2008. Net cash was provided by our Chairman to finance our operations and capital expenditures in 2009. Our Chairman provided $4,300,000 under a financial commitment in the form of short term loans. During 2009, we made principal repayments of $500,000 under the Convertible Term Note and paid the Chairman $183,887 for a portion of his accrued preferred stock dividends. Net cash provided by financing activities was $7,339,254 in 2008, reflecting an increase of $531,417 when compared to $6,807,837 in 2007. Net cash was provided by our Credit Facility and Chairman to finance our operations and capital expenditures. ComVest provided $3,400,000 under the Revolving Credit Note and $1,502,616 under the Convertible Term Note and the Chairman provided $3,800,000 under a financial commitment in the form of short term loans. During 2008, we made principal repayments of $400,000 under the Convertible Term Note and $1,000,000 in reduction of our short term indebtedness to our Chairman prior to modifying the Credit Facility. In connection with the closing of the Credit Facility modification, the Chairman canceled $2,000,000 in short term loans in exchange for common stock. During 2007, net cash was provided by our Credit Facility and short term loans from our Chairman, to finance our operations and capital expenditures. ComVest provided $5,000,000 under a Revolving Credit Note and $2,000,000 under a Convertible Term Note, which we used to payoff certain former financings which were guaranteed by the Chairman, and repaid $400,000 of the short term loans advanced to us by the Chairman prior to entering into the Credit Facility. During 2007, we made principal repayments of $200,000 under the Convertible Term Note and the Chairman canceled $1,550,000 in short term loans in exchange for common stock.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain limited operations in Canada, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We utilize letters of credit to mitigate any risk of collection in our business outside of the United States and Canada.

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

2009 Year DC&P Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Index

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and operating at the reasonable assurance level.  Material weaknesses existed. As described elsewhere in this report, certain information included herein for the first three calendar quarterly periods and year ended December 31, 2008, as well as the first three calendar quarterly periods in the 2009 year, was restated to: (a) record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009; (b) disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009; and (c) during 2009, insufficient senior level finance and accounting positions contributed to significant year end adjustments. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. Due to the Company’s continued growth, additional and/or realignment of accounting staff is required to more effectively manage the increased volumes of business. The actions that the Company has taken and/or is in the process of taking to correct these material weaknesses include but are not limited to: (a) added a new control objective in its disclosure controls and procedures to detect all aspects of related party transactions; (b) actively searching for a permanent CFO (several candidates have been identified and are being considered); (c) reevaluating all existing accounting personnel; and (d) increasing the number of accounting personnel as deemed required by current and anticipated growth volume requirements. The Company believes the material weakness identified above with respect to detection of all aspects of related party transactions is currently in place and the new control objective added in the fourth quarter of 2009 rectifies this particular material weakness.  The Company’s search for a permanent CFO and assessment of the accounting department’s staffing requirements is ongoing at this particular time and expected to be rectified shortly. There were changes in our internal controls during the fourth quarter of 2009 as described above.  We are currently undertaking significant changes in our internal controls after the end of the fourth quarter of 2009 as described above. See 2008 Year DC&P Evaluation and Item 9A(T) below for additional information.

2008 Year DC&P Evaluation

We previously reported in our Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009, that our disclosure controls and procedures were effective and operating at a reasonable assurance level and thereafter learned in November 2009 that they were not effective and operating at a reasonable assurance level. As described above, certain information for the first three calendar quarterly periods and year ended December 31, 2008, was restated to: (a) record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009; and (b) disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective nor operating at a reasonable assurance level and a material weakness existed for the above mentioned undetected matters throughout 2008 and until the Company changed its internal controls over financial reporting to detect such matters during the fourth quarter of 2009. See 2009 Year DC&P Evaluation above.

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

2009 Year ICFR Evaluation

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established by COSO. As described elsewhere in this report, certain information included herein for the first three calendar quarterly periods and year ended December 31, 2008, as well as the first three calendar quarterly periods in the 2009 year, was restated to: (a) record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009; and (b) disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009. Moreover, insufficient senior level finance and accounting positions contributed to significant year end adjustments. Due to the Company’s continued growth, additional and/or realignment of accounting staff is required to more effectively manage the increased volumes of business, specifically we need a permanent CFO and personnel to perform account reconciliations. Based on this evaluation, we concluded that our internal control over financial reporting was, as of the December 31, 2009, the end of the annual period covered by this report, not effective. See 2008 Year ICFR Evaluation below and Item 9A above.

2008 Year ICFR Evaluation

We previously reported in our Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009, that our internal control over financial reporting based on the framework and criteria established by COSO was, as of December 31, 2008, the end of the annual period covered by that report, effective, and thereafter learned in November 2009 that it was not effective. As described above, certain information for the first three calendar quarterly periods and year ended December 31, 2008, was restated to: (a) record the accounting aspects of a related party transaction between two directors for the four quarters and year ended December 31, 2008 and the first three quarters of 2009; and (b) disclose a technical default at December 31, 2008 on our credit facility that was not cured effectively until December 31, 2009. Based on the foregoing, we concluded that our internal control over financial reporting was, as of the December 31, 2008, the end of the annual period covered by this report, not effective until such time that the Company changed its internal controls over financial reporting to detect such matters in November 2009. See 2009 Year ICFR Evaluation above.

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

Richard J. Kurtz	69	Director since November 23, 1998

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

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	81	Director since February 21, 2000

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

Jay C. Nadel	51	Director since January 16, 2007

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

Augustus J. Larson	52	Director since January 16, 2007

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

Howard L. Brown	64	Director since May 22, 2007

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

Index

Douglas J. Kramer	46	Director, CEO and President

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

Michael T. Adams	44	Director, CGO, EVP and Secretary

Mr. Adams has more than thirteen years experience with Lapolla. He was appointed to the Board on December 20, 2004.  Mr. Adams was appointed Interim Chief Financial Officer on November 11, 2009, named Chief Governance Officer in July 2006, and has been Executive Vice President and Secretary since January 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer from 2003 to 2005, and held various officer positions in the Company’s former subsidiaries since he first joined Lapolla in 1997. He is also actively involved and a member of his local community association’s board of directors in New Caney, Texas. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida.

____________________________________
-      Officers are appointed by and hold office at the pleasure of the Board of Directors.
-      Paul Smiertka, the Company’s former CFO and Treasurer, passed away on August 30, 2009.  Michael T. Adams acted as Interim CFO and Treasurer until Neil S. Burns, his successor, was hired on October 28, 2009. Neil S. Burns resigned as CFO and Treasurer on November 11, 2009.  Michael T. Adams is currently the Interim CFO and Treasurer while the search continues for a successor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us or the written representations from certain of the reporting persons that no other reports were required, we do not believe that during the fiscal year ended December 31, 2009, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

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

Index

Item 11.  Executive and Director Compensation

Executive Compensation Discussion and Analysis

This Executive Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers consisting of our CEO and President (Mr. Kramer), current Interim CFO and Treasurer, CGO, EVP, and Secretary (Mr. Adams), as well as former CFOs and Treasurers (Mr. Smiertka and Mr. Burns). The Compensation Committee administers the compensation policies and programs for our named executive officers, as well as the equity-based incentive compensation plans in which those persons participate.

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

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. The named executive officers received an average salary increase of 13% from 2008 to 2009. No formulaic base salary increases are provided to the named executive officers. Mr. Kramer and Mr. Adams each received a 12.5% and 10.2% increase in their base salaries, respectively, at the beginning of 2009 based on prior individual negotiations in 2008.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for annual bonus consideration designed to reward the named executive officers for their contributions to individual and corporate objectives. Annual bonuses are generally paid in March of the year following the performance period. For 2009, the Compensation Committee set profitability as the threshold. The Company did not achieve profitability as expected in 2009 and no annual bonuses were paid to any named executive officers based on such criteria. Mr. Adams received a $10,000 bonus for accepting additional responsibilities as Interim CFO during 2009.

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

Index

During 2009, we granted to Mr. Adams 300,000 stock options in connection with his renewed executive employment agreement, which options have term of 6 years, and vest only upon a change in control, and Mr. Burns 20,000 stock options in connection with his executive employment agreement, which options had a term of 5 years and were to vest at the end of 2010 based on the Company achieving profitability (Mr. Burns resigned and his stock options automatically forfeited). No other stock options were granted in 2009.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2009, these benefits included payment of health, dental, life, and long term disability insurance, and a leased automobile for Mr. Kramer; health, dental, life, and long term disability insurance, and an automobile allowance for Mr. Adams; and health, dental, life, and long term disability insurances for Mr. Smiertka (deceased) and Mr. Burns (resigned).

Transaction Bonus

We have provided a transaction bonus for Mr. Kramer and Mr. Adams in their employment agreements which only activates upon consummation of a change in control. See Severance and Change in Control Arrangements below for more information.

Severance and Change of Control Arrangements

We ordinarily enter into employment agreements with our named executive officers and occasionally key employees providing for specific terms of employment. Accordingly, employment of any employee without an employment agreement may be terminated at any time. We provide certain benefits to our named executive officers upon certain qualifying terminations and with terminations under certain circumstances following a change of control, which benefits are designed to retain our named executive officers, provide continuity of management in the event of an actual or threatened change of control, and to ensure that our named executive officers’ compensation and benefits expectations would be met in such event. A description of the material terms of our change of control agreements is on page 17 of this report under “Potential Payments Upon Termination or Change-in-Control.”

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

Index

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($) (1)	($) (2)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2009	400,000	—	—	162,834	26,956	589,790
CEO and President	2008	350,000	—	—	662,816	19,545	1,032,361
	2007	350,000	—	—	342,617	19,361	711,978

Michael T. Adams	2009	175,000	10,000	—	—	24,774	209,774
CGO, EVP and Secretary	2008	158,750	—	—	—	24,064	182,814
	2007	158,611	—	—	68,977	18,691	246,279

Paul Smiertka	2009	134,615	—	—	—	7,582	142,197
CFO and Treasurer (3)	2008	155,962	—	—	36,782	5,581	198,325
(Deceased 8/30/09)	2007	—	—	—	—	—	—

Neil S. Burns	2009	6,769	—	—	—	—	6,769
Former CFO and Treasurer (4)	2008	—	—	—	—	—	—
(Resigned 11/11/09)	2007	—	—	—	—	—	—
Notes:
(1) The amounts shown in this column represent the amounts of compensation cost recognized by us in each fiscal year related to grants of stock options, as prescribed under GAAP. For a discussion of valuation assumptions, see 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009. The information provided hereinbelow shows how much of the overall amount of the compensation cost recognized by us in 2009 is attributable to each award:

Name of Executive Officer	Grant Date	Exercise Price ($)	Number of Shares of Stock Underlying Options Granted	2008 Fiscal Year Compensation Cost ($)
Douglas J. Kramer	5/5/2008	.74	2,000,000	162,834
Michael T. Adams	5/18/2009	.35	300,000	—
Paul Smiertka	3/3/2008	.68	200,000	—
Neil S. Burns	10/28/2009	.37	20,000	—
(2) For 2009, the amounts disclosed in this column consist of perquisites valued at an aggregate of $59,312, of which approximately $3,000 was attributed to personal use of a Company provided leased vehicle to Mr. Kramer; $9,000 was for a car allowance for Mr. Adams; $23,956, $15,774, and $7,582, was for health, dental, life, and long term disability insurances for Mr. Kramer, Mr. Adams, and Mr. Smiertka, respectively.
(3) Mr. Smiertka joined the Company as CFO and Treasurer on March 3, 2008 and passed away on August 30, 2009.
(4) Mr. Burns joined the Company as CFO and Treasurer on October 28, 2009 and resigned on November 11, 2009.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2009.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair of Stock and Option Awards (3)
(a)	(b)	(j)		(k)	(l)
Michael T. Adams	5/18/2009	300,000	(1)	0.35	$104,536
Neil S. Burns	10/28/2009	20,000	(2)	0.37	$7,400
Notes:
(1) Amount represents the number of shares that may be purchased pursuant to options that were granted the Equity Plan, and have an exercise price per share equal to 100% of the closing price of our common stock on the NASDAQ OTCBB on May 18, 2009, the grant date, in accordance with the terms of the Equity Plan. The options have a term of approximately 5.7 years, vest, and are exercisable, upon a change in control.
(2) Amount represents the number of options that were granted pursuant to the Equity Plan, and have an exercise price per share equal to 100% of the closing price of our common stock on the NASDAQ OTCBB on October 28, 2009, the grant date, in accordance with the terms of the plan. The options have a term of five years, vest, and are exercisable, upon the Company achieving profitability for the 2010 calendar year.  These options were automatically forfeited upon Mr. Burns’ resignation on November 11, 2009.
(3) The dollar value of the options shown represents the grant date fair value based on a lattice-based valuation model of option valuation to determine grant date fair value, as prescribed under GAAP. The actual value, if any, an executive may realize will depend on the excess of the market price over the option exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the lattice-based valuation model. For a discussion of valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

Index

Outstanding Equity Awards

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities Underlying Unexercised Options (#) (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Douglas J. Kramer (1)	500,000	1,500,000	—	0.67	12/31/2012
Douglas J. Kramer	62,500	437,500	1,500,000	0.74	12/31/2013
Michael T. Adams	80,000	—	—	0.67	7/11/2011
Michael T. Adams	—	—	300,000	0.35	12/31/2015
Paul Smiertka	33,333	—	—	0.68	3/2/2013
Notes:
(1) Mr. Kramer has 2,500,000 vested stock options, of which 562,500 are exercisable at December 31, 2009.

We did not have any outstanding stock awards held by our named executive officers at December 31, 2009.  Nor did any of our named executive officers exercise any stock options during the year ended December 31, 2009.

Potential Payments Upon Termination or Change-in-Control

We entered into long term employment and stock option agreements with our currently employed named executive officers that provide certain benefits in the event of termination due to dismissal for other than cause, disability and death, or change in control.

Termination

Under Mr. Kramer’s agreement, the entitlements upon termination vary depending upon: (1) termination by us without cause or by Mr. Kramer with good reason, (A) severance amount equal to the lesser of (i) 24 months Base Salary; or (ii) Base Salary for remainder of term; (B) product of (i) value of any equity or equity based awards granted which he can show he reasonably would have received had he remained employed by us through the end of the calendar year of termination date, or 4 months after termination date, whichever is greater, multiplied by (ii) a fraction, numerator of which is number of days in calendar year in which date of termination occurs through termination date and denominator of which is 365, but only to extent not previously vested, exercised and/or paid; (C) to extent not paid, any other amounts or benefits which he is entitled to receive through termination date under any other program maintained by us for his benefit; and (D) for 12 months from termination date, continued participation in any plan for medical, hospitalization and dental coverage for him as of termination date, subject to same terms and conditions as were applicable to him immediately prior to his termination date; (2) termination by us for cause or by him without good reason, in which case, Mr. Kramer shall have no right to any bonuses, salaries, benefits or other compensation other than those accrued through termination date; and (3) termination on account of death or disability, (A) we shall treat termination of his employment on account of his death or disability as a termination without cause, (B) in the event of his death, termination date shall be his date of death, (C) in the event of his disability, termination date shall be date that is 5 days after the date on which we give him written notice of termination of employment on account of his disability, and (D) our determination that he is incapable of fulfilling his obligations under his agreement is final and binding in the absence of fraud. As used in Mr. Kramer’s agreement, “cause” means: (i) willful malfeasance or willful misconduct in connection with his employment, (ii) continuing refusal to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, and confidential information provisions of his agreement, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with the his employment, or (v) his  conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business; and “good reason” means: (i) a reduction in Mr. Kramer’s base salary, (ii) a substantial diminution of his duties and responsibilities, or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace as of the date of this agreement.

Under Mr. Adams’ agreement, the entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 6 months annual base salary paid in equal monthly installments, (ii) the product of (I) any awards (stock options) which he can show that he reasonably would have received had he remained in such executive capacity with us through the end of the calendar year or 6 months after the date of termination, whichever is greater, in which occurs his date of termination, multiplied by (II) a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the date of termination and the denominator of which is 365, but only to the extent not previously vested, exercised and/or paid, (iii) for 6 months following the date of termination, we will continue to provide medical and dental benefits to the him only on the same basis as such benefits are provided during such period to our other senior executive officers; provided, however, that if our welfare plans do not permit such coverage, we will provide him the medical benefits outside of such plans, and (iv) to the extent not paid, we will timely pay or provide to him any other amounts or benefits which he is entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 6 months annual base salary.  As used in Mr. Adams’ agreement, “cause” means: (i) the commission of any act of fraud, embezzlement or dishonesty, (ii) unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company’s Code of Business Ethics and Conduct by him which has a materially adverse effect upon the Company’s business or reputation, (iv) his continued failure to perform the major duties, functions and responsibilities of his position after written notice from the Company identifying the deficiencies in his performance and a reasonable cure period of not less than thirty (30) days or (v) a material breach of executive’s fiduciary duties as an officer of the Company.

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

Acceleration of Benefits Under Certain Other Plans

Our Equity Plan also contains provisions for the accelerated vesting of stock options to participating named executive officers in the event of a change in control (using the same definition of “Change in Control” described above). Under our Equity Plan, in the event of a Change in Control, the surviving, continuing, successor, or purchasing entity or parent thereof, as the case may be (the "Acquiror"), may, without the consent of any participant, either assume the Company's rights and obligations under outstanding options or substitute for outstanding options substantially equivalent options to purchase the Acquiror's stock. In the event the Acquiror elects not to assume or substitute for outstanding options in connection with a Change in Control, the Compensation Committee shall provide that any unexercised and/or unvested portions of outstanding options shall be immediately vested and exercisable in full as of the date thirty (30) days prior to the date of the Change in Control. The vesting and/or exercise of any option shall be conditioned upon the consummation of the Change in Control. Any Options which are not assumed by the Acquiror in connection with the Change in Control nor exercised as of the time of consummation of the Change in Control shall terminate and cease to be outstanding effective as of the time of consummation of the Change in Control.  In accordance with the requirements of the SEC, the following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under our employment agreements assuming that dismissal for other than cause, disability or death, or change in control occurred on December 31, 2009; and (2) under our Equity Plan assuming that a change of control occurred on December 31, 2009. Excluded from this table are any values relating to the transaction bonuses under the employment agreements (as described above) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change in control, our named executive officers will receive the amounts reflected below.

		Salary		Value of Option Acceleration	Continuation of Employee Benefits	Total Value
Name	Trigger	($)		($) (3)	($) (4)	($)
Douglas J. Kramer	Dismissal Other Than for Cause	400,000	(1)	—	31,475	431,475
CEO and President	Disability or Death	400,000	(1)	—	31,475	431,475
	Change in Control	400,000	(1)	—	—	400,000

Michael T. Adams	Dismissal Other Than for Cause	87,500	(2)	—	24,872	112,372
CGO, EVP and Secretary	Disability or Death	87,500	(2)	—	24,872	112,372
	Change in Control	350,000	(2)	40,500	—	390,500
Notes:
(1) Represents annual base salary payable over the remaining term of his employment agreement.  Mr. Kramer’s employment agreement expires on December 31, 2010.
(2) Represents 6 months or the remaining annual base salary payable over the remaining term of his employment agreements payable in one lump sum, whichever is lesser for dismissal other than for cause and disability or death, and annual base salary payable over the remaining term of his agreement, for a change in control.  Mr. Adams’ employment agreement expires on December 31, 2011.
(3) This column represents the aggregate value of accelerated vesting of unvested stock options based on the spread between the closing price of our common stock on December 31, 2009 and the exercise prices of the stock options. Based on the closing price of our common stock on December 31, 2009 of $.485, only Mr. Adams has in-the-money unvested stock options, which, after subtracting the closing price of $.485 from the $.35 exercise price on the 300,000 stock options granted on May 18, 2009 (which vest only upon a change in control), has a spread value of $40,500 at December 31, 2009. Refer to Part III, Outstanding Equity Awards at Fiscal Year-End table, Option Awards, for more information on the unvested stock options outstanding.
(4) Represents the aggregate value of (a) 12 months, or $16,090, for Mr. Kramer, and 6 months, or $8,045, for Mr. Adams, for health and dental insurance, payable monthly; and (b) 2 weeks for Mr. Kramer, or $15,385, and 5 weeks for Mr. Adams, or $16,827, for unused accrued vacation.

Index

Non-Employee Director Compensation

Standard Compensation Arrangements

All directors are required to attend any annual meeting of stockholders. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings.

Director Compensation under Equity Incentive Plan

The following table summarizes compensation for non-employee directors for the year ended December 31, 2009, including costs incurred during 2009 for stock awards and stock options granted that vested in 2009. Please note that ownership of vested and exercisable stock awards and stock options by our non-employee directors is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c) (1)	(d) (2)	(g)		(h)
Richard J. Kurtz	—	—	—	1,044,859	(3)	1,044,859
Arthur J. Gregg	—	—	22,169	—		22,169
Jay C. Nadel	—	260,000	44,333	—		304,333
Augustus J. Larson	—	—	13,301	—		13,301
Howard L. Brown	—	—	47,024	19,425	(4)	66,449
Notes:
(1) Represents the amounts of compensation cost recognized by us in fiscal year 2009 related to the stock award transferred to Mr. Nadel by the Chairman pursuant to a private agreement entered into on February 19, 2008, as prescribed under GAAP. For a discussion of this particular transaction and valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Related Party Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009. The information below shows how much of the overall amount of the compensation cost is attributable to each award for the year ended December 31, 2009.  We have also disclosed the year ended December 31, 2008 since these amounts were not previously disclosed (See also Note 13 - Related Party Transactions, Item (g) and Note 22 - Restatements and Corrections to Previously Issued Financial Statements, Item (b)):

Director	Date	Closing Price ($)	Number of Stock Award Shares Granted	Number of Stock Award Shares Vested at 12/31/2009	Number of Stock Award Shares Unvested at 12/31/2009	2009 Fiscal Year Compensation Cost ($)	2008 Fiscal Year Compensation Cost ($)
Jay C. Nadel	2/19/2008	.70	1,084,000	1,011,238	72,762	450,000	469,238
(2)  The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2009 related to grants of stock options in fiscal year 2007, as prescribed under GAAP. For a discussion of the Equity Incentive Plan and valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009. The information below shows how much of the overall amount of the compensation cost is attributable to each award for the year ended December 31, 2009.

Director	Grant Date	Exercise Price ($)	Number of Shares of Stock Underlying Vested Option Awards Granted		Number of Shares of Stock Underlying Unvested Option Awards Granted	Number of Shares of Stock Underlying Vested and Unvested Option Awards Granted	2009 Fiscal Year Compensation Cost ($)
Arthur J. Gregg	1/16/2007	.60	150,000	(i)	75,000	225,000	22,169
Jay C. Nadel	1/16/2007	.60	300,000	(ii)	150,000	450,000	44,333
Augustus J. Larson	1/16/2007	.60	90,000	(iii)	45,000	135,000	13,301
Howard L. Brown	5/22/2007	.60	362,100	(iv)	137,900	500,000	47,024
The grant date fair value of the options to purchase the shares above of our common stock on January 16, 2007, was approximately $.59 per share, based on a lattice-based model of option valuation to determine grant date fair value, as prescribed under GAAP.  The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by a director will be at or near the value estimated by the lattice-based valuation model. The following assumptions were used in the lattice-based valuation model: market price of stock, $.60; exercise price of option, $.60; expected stock volatility, 269.54%; risk-free interest rate, 4.193% (based on 5-year treasury bond rate); and expected life, 3 years (Lt. Gen. Gregg (Ret), Mr. Nadel, and Mr. Larson), and 2.8 years (Mr. Brown); and dividend yield, 0%. The vesting conditions and exercise restrictions of these options are as follows:
(i) For Mr. Gregg, 75,000 options (of a total 225,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Compensation Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested. At December 31, 2009, 150,000 of Mr. Gregg’s stock options are vested.
(ii) For Mr. Nadel, 150,000 options (of a total 450,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board, Chairperson of the Audit Committee, and a member of certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.  At December 31, 2009, 300,000 of Mr. Nadel’s stock options are vested.
(iii) For Mr. Larson, 45,000 options (of a total 135,000 granted) are eligible to vest at the end of each year of his continuous service as a member of the Board and certain Standing Committees for the next 3 years and exercisable at the rate of 33⅓% each year after vested.  At December 31, 2009, 90,000 of Mr. Larson’s stock options are vested.
(iv) Mr. Brown, who was at the time the stock options were originally granted on January 16, 2007 an advisor/consultant to the Board, 250,000 options (of a total 500,000 granted) were eligible to vest at the end of each year of service subject meeting certain performance criteria and exercisable at the rate of 50% each year only after all 500,000 Options vest. However, upon being elected to the Board at the Annual Meeting of Stockholders held on May 22, 2007, his advisor/consultant role automatically terminated and his original vesting and exercise criteria changed to: 86,300 Options automatically vested but are only exercisable after the end of two years, while 137,900 Options are eligible to vest each on January 15, 2008, 2009, and 2010, respectively, based on his continuous service as a member of the Board and Chairperson of the Executive Committee 2.67 years and exercisable at the rate of 33⅓% each year after vested.  At December 31, 2009, 362,100 of Mr. Brown stock options are vested.
(3) The amount shown consists of: (a) $247,259 in accrued interest; and (b) $797,600 in accrued preferred stock dividends, for 2009. See also Note 13 - Related Party Transactions, Item (d), of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.
(4) The amount shown consists of $19,425 in accrued preferred stock dividends paid to Mr. Brown during 2009.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2009.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Jay C. Nadel
Augustus J. Larson
Howard L. Brown

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of March 25, 2010, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO, CFO, and other executive officers, and (iii) all of our directors, named executive officers and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of March 25, 2010 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT TABLE

Beneficial Owner	Shares of Common Stock Owned	Rights to Acquire Shares of Common Stock (1) (2) (3)	Total Shares of Common Stock Beneficially Owned	Percent of Class (4)
Directors:
Richard J. Kurtz, Chairman of the Board (5)	40,564,149	200,000	40,764,149	56.87%
Nine Duck Pond Road, Alpine, NJ 07620
Lt. Gen. Arthur J. Gregg, US Army (Ret)	—	99,900	199,900	0.14%
Jay C. Nadel (1)	1,011,238	272,562	1,283,800	1.79%
Augustus J. Larson	—	59,940	59,940	0.08%
Howard L. Brown	—	269,983	269,983	0.38%
Douglas J. Kramer (6)	—	562,500	562,500	0.78%
Michael T. Adams (7)	20,000	80,000	100,000	0.14%

Executive Officers:
Paul Smiertka (Deceased 8/30/09) (8)	—	33,333	33,333	0.05%
Neil S. Burns (Resigned 11/11/09) (9)	—	—	—	—

All directors and executive officers listed above as a group	41,595,387	1,578,218	43,173,605	60.23%
Notes:
(1) On February 18, 2010, the remaining 72,762 stock award shares transferred to Mr. Nadel by the Chairman vested. Refer to Director Compensation Table above for more information.
(2) On January 15, 2010, an aggregate of 407,900 stock options vested for non-employee directors, of which 75,000, 150,000, 45,000, and 137,900 options were for Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown, respectively. Refer to Director Compensation Table above for more information.
(3) Represents common stock which the person has the right to acquire within 60 days after March 25, 2010. For current and former executive officers - Mr. Kramer, Mr. Adams, and Mr. Smiertka, each have 2,500,000, 80,000, and 33,333 vested stock options, of which 562,500, 80,000, and 33,333 are exercisable, respectively; and directors – Mr. Kurtz, Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Brown have 200,000, 225,000, 450,000, 135,000, and 500,000 vested stock options, of which 200,000, 99,900, 199,800, 59,940, and 269,983 are exercisable, respectively. Refer to Item 11 – Executive and Director Compensation for more information.
(4) Based on 71,679,512 shares of our common stock outstanding at March 25, 2010 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Certain Beneficial Owners Table below).
(5) In addition to shares held in the individual’s sole name, this amount owned includes 1,000,000 shares held by the spouse of the named person.
(6) Mr. Kramer is also our CEO and President.
(7) Mr. Adams is also our Interim CFO, CGO, EVP and Secretary.
(8) Mr. Smiertka started as CFO and Treasurer on March 3, 2008 and passed away on August 30, 2009.
(9) Mr. Burns started as CFO on October 28, 2009 and resigned on November 11, 2009.

Index

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above and below tables, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

Name and Address of Beneficial Owners (1)	Shares of Common Stock Owned	Rights to Acquire Shares of Common Stock (1) (2)	Total Shares of Common Stock Beneficially Owned	Percent of Class (3)
ComVest Capital LLC	—	5,746,753	5,746,753	8.02%
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
(2) Based on 71,679,387 shares of our common stock outstanding at March 25, 2010 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Management Table above).
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

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

(a)   On March 23, 2010, we received a commitment letter from our principal stockholder and Chairman of the Board, Mr. Kurtz, wherein he agreed to provide funding of up to $11,000,000 to be used as working capital to facilitate our growth and expansion for the 2010 year.  The funding, if required, will be in the form of a demand loan bearing 8% interest per annum.

(b)   On December 31, 2009, Mr. Kurtz, Chairman of the Board and majority stockholder, converted $5,840,000 of indebtedness owed by the Company to him, of which $5,100,000 was for a Note Payable – Related Party and $740,000 was for a Loan Payable – Related Party, into 5,840 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

(c)   On December 4, 2009, the Company accepted the voluntary redemption of 50 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $50,000 in cash.

(d)   On November 20, 2009, the Company accepted the voluntary redemption of 50 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $50,000 in cash.

(e)   On November 20, 2009, the Company paid Mr. Kurtz, Chairman and majority stockholder, $500,000 in cash, of which $316,113 was for accrued interest on his Note Payable – Related Party and $183,887 was for accrued Series D Preferred Stock dividends.

Index

(f)     On May 18, 2009, the Company entered into a new Executive Employment Agreement (“Adams Agreement”) and Stock Option Agreement (“Adams Option”) with Mr. Adams, CGO, EVP and Secretary, both of which are summarized below.

(i)  Executive Employment Agreement.  The Adams Agreement commenced on May 18, 2009 and ends December 31, 2011 (“Term”). Mr. Adams’ base salary is $175,000 per year.  He is entitled, upon consummation of a change in control, to a transaction bonus of 1.5% of the transaction value. If Mr. Adams’ employment is terminated by the Company without cause during the Term, he is entitled to: (a) severance equal to six (6) months annual base salary, (b) the product of any Awards which Mr. Adams can show that he reasonably would have received had he remained in such executive capacity with the Company through the end of the period covered by the Award, or six (6) months after the Date of Termination, whichever period is greater, multiplied by a fraction, the numerator of which is the number of days during the Award Period up to the Date of Termination occurs through the Date of Termination and the denominator of which is the total number of days in the Award Period, but only to the extent not previously vested, exercised and/or paid, and (c) for six (6) months following the Date of Termination, Company shall continue to provide medical and dental benefits only to Mr. Adams on the same basis as such benefits are provided during such period to the senior executive officers of Company. If Mr. Adams’ employment is terminated following a change in control, he is entitled to: (a) an amount equal to the annual base salary which would otherwise be payable over the remaining term of his agreement; and any outstanding Awards (including substituted shares of the acquiring or surviving Company in the case of a merger or acquisition) held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination.

(ii)  Stock Option Agreement.  The Adams Option commenced on May 18, 2009 (“Grant Date”) and ends December 31, 2015. Mr. Adams was granted 300,000 stock options (“Options”) under the Company’s Equity Incentive Plan, as amended (“Equity Plan”), for the purchase of common stock, at an exercise price of $.35 per share (equal to 100% of closing price of Company’s common stock as traded on the NASDAQ OTCBB on the Grant Date) which vests only upon a change in control. The Options granted automatically vest thirty (30) days prior to consummation of a Change in Control.  The determination of whether or not a Change in Control will take place will be made by the full Board of Directors.  Once vested, the Options are immediately exercisable.

(g)    On June 30, 2008, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement (“Loan Agreement”) with ComVest Capital, LLC (“New Credit Facility”) which replaced the prior credit facility. The New Credit Facility provides up to $9,500,000 under an amended and restated revolving credit note (“Revolver”) and $3,000,000 under an amended and restated convertible term note (“Convertible Note”) for a total of $12,500,000.  The prior credit facility entered into between LaPolla and ComVest on February 21, 2007, as amended on June 12, 2007, provided for $5,000,000 under a revolving credit note and $2,000,000 under a convertible term note (“Prior Credit Facility”). In connection with the establishment of the New Credit Facility, the Company agreed to reprice certain warrants originally issued as part of the Prior Credit Facility and issue a new warrant contemporaneously with entering into the New Credit Facility. The Revolver bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. The coverage ration formula is defined as the ratio of (i) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) minus capital expenditures paid in cash, to (ii) Debt Service (as such terms are defined in the Loan Agreement), in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “prime rate” or “base rate” of interest publicly announced by Citibank, N.A. The Convertible Note: (a) bears interest at 10% per annum, (b) the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in a final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, (c) and is convertible optionally by ComVest at any time or mandatorily by LaPolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share.  The Convertible Note is personally guaranteed by the Chairman of the Board.  The Company issued to ComVest a warrant to acquire up to 1,000,000 shares of LaPolla's common stock at an exercise price of $.78 per share (“New Warrant”) and also agreed to modify the exercise price with respect to all of the previously issued and remaining 1,500,000 warrants (“Prior Warrants”). The Prior Warrants were previously priced at $.74 for 750,000 and $.61 for 750,000.  The Prior Warrants were repriced at $.60.

(h)    On June 30, 2008, contemporaneously with entering into the New Credit Facility described above, the Chairman of the Board and principal stockholder of Lapolla, Mr. Kurtz, in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended, converted $2,000,000 of the total indebtedness owed to him by Lapolla into shares of restricted common stock, par value $.01 of Lapolla, at the rate of $.78 per share, yielding a total issuance of 2,564,103 shares. The price per share reflects the ten (10) day volume weighted average price (VWAP) of the Company’s common stock as traded on the NASDAQ OTC Bulletin Board prior to June 30, 2008.

(i)     On May 5, 2008, the Company entered into a new Executive Employment Agreement (“Kramer Agreement”) and Stock Option Agreement (“Kramer Option”) with Mr. Kramer, CEO and President, both of which are summarized below.

(i)  Executive Employment Agreement.  The Kramer Agreement commenced on May 5, 2008 and ends December 31, 2010 (“Term”). Mr. Kramer’s base salary is $350,000 per year.  He is entitled, upon consummation of a change in control, to a transaction bonus of 6% of the transaction value. If Mr. Kramer is terminated by the Company without cause or Mr. Kramer terminates his employment with good reason during the Term, he is entitled to: (a) severance equal to the lesser of 24 months base salary or base salary for the remainder of the Term, (b) the product of the value of any equity based awards which he can show he reasonably would have received had he remained employed by the Company through the end of that calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the termination date and the denominator is 365, but only to the extent not previously vested, exercised and/or paid, and (c) 12 months of continuous health and dental benefits. If Mr. Kramer is terminated following a change in control, he is entitled to: (a) his base salary for the remainder of the Term, and (b) any outstanding awards, including stock options, which have not vested will become fully vested and exercisable at the time of such termination. The Kramer Agreement also includes nonsolicitation, noncompetition, and ownership of developments and other rights provisions. This Kramer Agreement supersedes the previously entered into executive employment agreement entered into between the Company and Mr. Kramer effective as of July 25, 2005 and ending on January 31, 2009.

Index

(ii)  Stock Option Agreement.  This Kramer Option commenced on May 5, 2008 (“Grant Date”) and ends December 31, 2013. Mr. Kramer was granted an additional 2,000,000 stock options under the Company’s Equity Plan, for the purchase of common stock, at an exercise price of $.74 per share (equal to 100% of closing price of Company’s common stock as traded on the NASDAQ OTCBB on Grant Date) which vests in 250,000 option increments, with the first increment vesting on the earlier of June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, or the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has a quarterly profit, and each of the remaining increments on the last day of each the next seven fiscal quarters for which the Company has a quarterly profit, and once vested, is exercisable on an inclining cumulative basis over a four year period, subject in all cases to continued satisfactory employment through the last day of each such quarter, and expiring December 31, 2013 (“New Option”). The New Option amended existing stock options previously granted on July 12, 2005 also for 2,000,000 shares, at an exercise price of $.67 per share (100% of closing price), and expiring December 31, 2012 (“Existing Option”). There were 480,000 options vested and 1,520,000 options remaining unvested under the Existing Option, and the unvested portion automatically vested when the New Option was granted on May 5, 2008. Although the 2,000,000 options under the Existing Option are now fully vested, the exercise restrictions were amended to be the same as those described above for the New Option. As a result, the Company recorded the remaining fair value of the Existing Option prior to the modification of $258,371, including the incremental increase in fair value due to the modification of the Existing Option as of the modification date of $6,242, for a total of $264,613 on said date.

(j)     On February 19, 2008, Mr. Kurtz, Chairman of the Board and majority stockholders, and Mr. Nadel, a director, entered into a private agreement whereby Mr. Kurtz agreed to transfer approximately 1,084,000 shares, in two installments, of his restricted common stock to Mr. Nadel in order to secure his continued attention and hands on participation required with his role as a Board member for a two year period. The first installment of 500,000 shares was transferred to Mr. Nadel on February 19, 2008 and second installment of 584,000 shares was transferred to Mr. Nadel on February 18, 2009 by Mr. Kurtz. The installments vest one year after the date of each installment. The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of the private agreement was $.70 per share. The grant-date fair value related to this transaction is $758,800.

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

Index

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the year ended December 31, 2009 and 2008. The Audit Committee of the Board of Directors selects the independent registered public accounting firm.  Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2009		2008
Audit Fees	$144,000	(1)	$191,128	(1)
Audit-Related Fees	—		63,146	(2)
Tax Fees	—		—
All Other Fees	33,000	(3)	—
Total	$177,000		$254,274
Notes:
(1)
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

(3)
Represents the aggregate fees billed to us by Hein for professional services rendered for non-audit services related to Federal tax research and Internal Revenue Code, as amended, Section 382 analysis, which services were pre-approved by the Audit Committee.

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

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a)	2.	Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2009 and 2008:

Schedule Number
Valuation and Qualifying Accounts	27

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

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, CFO
Michael T. Adams
Interim CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz, Chairman
Richard J. Kurtz
Chairman of the Board

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jay C. Nadel, Director
Jay C. Nadel
Director

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	March 31, 2010	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Index

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009 and 2008

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2009
Allowance for Doubtful Accounts (1)	$492,451	$1,144,235	$—	$(901,724)	$734,962
Deferred Tax Assets Valuation Allowance (2)	20,809,165	—	960,135	—	21,769,300
Year Ended December 31, 2008
Allowance for Doubtful Accounts (1)	$178,440	$897,360	$—	$(565,349)	$492,451
Deferred Tax Assets Valuation Allowance (2)	19,444,297	—	1,364,868	—	20,809,165

Notes:
(1) Write-offs of uncollectible accounts are included in Deductions column.

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

3.8	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 4.2 to Form 10-Q dated June 30, 2008, filed August 19, 2008).
3.9	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
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

10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Amendment to Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.10	Second Amendment to Equity Incentive Plan dated May 5, 2008 (incorporated by reference to Appendix B to DEF 14C dated and filed on May 19, 2008).
10.11	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.12	Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for December 31, 2004, filed March 30, 2005).
10.13	Amendment to Director Compensation Plan (incorporated by reference Exhibit 10.10 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.14	Director Compensation Plan, as amended (incorporated by reference Exhibit 10.11 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.15	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.16	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.17	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.18	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.19	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Option Agreement dated March 3 2008 between Paul Smiertka and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 3, 2008, filed May 4, 2008).
10.21	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.22	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.23	Executive Employment Agreement dated March 3, 2008 between Paul Smiertka and the Company (incorporated by to reference Exhibit 10.1 to Form 8-K dated March 3, 2008, filed May 4, 2008).
10.24
Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.25	Convertible Term Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.26	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

Index

INDEX OF EXHIBITS
(continued)

Exhibit No.	Description
10.27
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

10.30	Collateral Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.31	Registration Rights Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.32
Amendment No. 1 to Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 12, 2007, filed June 14, 2007).

10.33	Amended and Restated Convertible Term Note between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.8 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.34	Amended and Restated Revolving Credit Note between Lapolla and ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.35	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.36	Extension Under Registration Rights Agreement dated June 12, 2007 (incorporated by reference to Exhibit 99.3 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.37
Amended and Restated Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.38	Amended and Restated Convertible Term Note between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.39	Amended and Restated Revolving Credit Note between Lapolla and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.40	Guaranty between Richard J. Kurtz and ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.41	Debt-to-Equity Conversion Confirmation between Richard J. Kurtz and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 30, 2008, filed July 7, 2008).
Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.42
Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.43
Amended and Restated Asset Purchase Agreement dated July 1, 2008 between the Company, Air-Tight Marketing and Distribution, Inc., and Larry P. Medford and Ted J. Medford (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).

10.44	Employment Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.45	Option Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.46	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.47	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.48	2010 Year Financial Commitment from Richard J. Kurtz dated March 23, 2010.
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of March 31, 2010 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2009 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

Years Ended December 31, 2009 and 2008	F-2

STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(i)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lapolla Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2009 and 2008 and the related statements of operations, change in stockholders’ equity and cash flows for each of the years ended December 31, 2009 and 2008 (restated).  We have also audited the Schedule II listed in the accompanying Item 15(a)2. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule II presents fairly, in all material respects, the information set forth therein in relation to the financial statements taken as a whole.

We were not engaged to examine management’s assertion about the effectiveness of Lapolla Industries, Inc.’s internal control over financial reporting as of December 31, 2009 included in Item 9A(T) of Part II in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and, accordingly, we do not express an opinion thereon.

As discussed in Note 22 to the financial statements, the 2008 financial statements have been restated to correct a misstatement.

As discussed in Note 11 to the financial statements, the Company changed its method of determining whether equity-linked financial instruments are indexed to the Company’s own stock, with the adoption of the amendments to the FASB Accounting Standards Codification Topic 815-40, Contracts in Entity’s Own Equity, effective January 1, 2009.

HEIN & ASSOCIATES LLP

/s/  Hein & Associates LLP

Houston, Texas
March 31, 2010

Index

LAPOLLA INDUSTRIES, INC.
BALANCE SHEETS

	As of December 31,
	2009	2008
		(Restated)
Assets
Current Assets:
Cash	$400,821	$42,845
Trade Receivables, Net	8,262,477	8,502,679
Inventories	4,474,163	4,764,937
Prepaid Expenses and Other Current Assets	960,090	1,042,906
Total Current Assets	14,097,551	14,353,367

Property, Plant and Equipment	2,422,499	2,623,388

Other Assets:
Goodwill	4,234,828	3,741,167
Other Intangible Assets, Net	1,464,694	1,695,907
Deposits and Other Non-Current Assets, Net	565,755	515,897
Total Other Assets	6,265,277	5,952,971

Total Assets	$22,785,327	$22,929,726

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$5,626,877	$6,827,059
Accrued Expenses and Other Current Liabilities	2,098,053	2,336,058
Loans Payable – Related Party	—	1,280,000
Current Portion of Convertible Term Note	2,235,837	500,000
Current Portion of Revolving Credit Note	8,091,835	7,550,995
Current Portion of Asset Purchase Promissory Note	180,172	—
Current Portion of Derivate Liability	571,864	—
Current Portion of Long-Term Debt	73,656	104,001
Total Current Liabilities	18,878,294	18,598,113

Other Liabilities:
Non-Current Portion of Convertible Term Note	—	1,872,222
Non Current Portion of Long-Term Debt	143,814	180,175
Total Other Liabilities	143,814	2,052,397

Total Liabilities	19,022,108	20,650,510

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designation:
Series A Convertible, 750,000 Shares Authorized; -0- and 62,500 Issued and Outstanding (Less Offering Costs $7,465) for 2009 and 2008, respectively; $-0- and $62,500 aggregate liquidation preference for 2009 and 2008, respectively.	—	55,035
Series D, 25,000 Shares Authorized; 13,916 and 8,176 Issued and Outstanding for 2009 and 2008, respectively; $13,916,000 and $8,176,000 aggregate liquidation preference for 2009 and 2008, respectively.	13,916	8,176
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,799 Issued and Outstanding for 2009 and 2008, respectively.	639,448	639,448
Additional Paid-In Capital	81,802,159	78,106,472
Accumulated (Deficit)	(78,692,304)	(76,529,915)
Total Stockholders' Equity	3,763,219	2,279,216

Total Liabilities and Stockholders' Equity	$22,785,327	$22,929,726

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
		(Restated)

Sales	$50,026,470	$48,141,182

Cost of Sales	37,635,961	39,085,653

Gross Profit	12,390,509	9,055,529

Operating Expenses:
Selling, General and Administrative	12,250,993	11,318,091
Professional Fees	281,536	516,974
Depreciation	283,920	203,606
Amortization of Intangible Assets	271,540	146,410
Consulting Fees	183,097	67,384
Interest Expense	1,186,390	793,164
Interest Expense – Related Party	247,259	68,856
Interest Expense – Amortization of Discount	912,085	492,566
(Gain) Loss on Extinguishment of Debt	—	(481,833)
(Gain) Loss on Derivative Liability	(318,425)	—
Other (Income) Expense, Net	(83,959)	(55,375)
Total Operating Expenses	15,214,436	13,069,846

Operating (Loss)	$(2,823,927)	$(4,014,317)

Net (Loss)	$(2,823,927)	$(4,014,317)
Plus: Dividends on Preferred Stock	(817,025)	(817,600)
Net (Loss) Available to Common Stockholders	$(3,640,952)	$(4,831,917)

Net (Loss) Per Share-Basic and Diluted	$(0.06)	$(0.08)

Weighted Average Shares Outstanding	63,944,799	59,834,396

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock			Common Stock		Additional		Total
	Series	Series	Par		Par	Paid-In	Accumulated	Stockholders'
As of the Year Ended	A	D	$1.00	Shares	$0.01	Capital	(Deficit)	Equity

December 31, 2007	62,500	8,176	$63,211	59,125,696	$591,257	$73,600,879	$(72,515,598)	$1,739,749

Issuance of Common Stock	—	—	—	4,819,103	48,191	3,570,659	—	3,618,850
Share-Based Compensation Expense	—	—	—	—	—	900,620	—	900,620
Net (Loss) (Restated)	—	—	—	—	—	—	(4,014,317)	(4,014,317)
Fair Value of Warrants Issued/Modified and Debt Extinguishment	—	—	—	—	—	851,917	—	851,917
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—	—	(817,604)	—	(817,604)

December 31, 2008 (Restated)	62,500	8,176	$63,211	63,944,799	$639,448	$78,106,472	(76,529,915)	2,279,216

Issuance of Common Stock	—	—	—	—	—	—	—	—
Issuance of Preferred Stock	—	5,840	5,840	—	—	5,834,160	—	5,840,000
Voluntary Redemption of Preferred Stock	—	(100)	(100)	—	—	(99,900)	—	(100,000)
Derecognition of Preferred Stock	(62,500)	—	(55,035)	—	—	55,035	—	—
Share-Based Compensation Expense	—	—	—	—	—	278,836	—	278,836
Net (Loss)	—	—	—	—	—	—	(2,823,927)	(2,823,927)
Fair Value of Derivative Liability	—	—	—	—	—	(1,555,423)	665,131	(890,292)
Currency Translation Gain or (Loss)	—	—	—	—	—	—	(3,593)	(3,593)
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—	—	(817,021)	—	(817,021)

December 31, 2009	—	13,916	$13,916	63,944,799	$639,448	$81,802,159	$(78,692,304)	3,763,219

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
		(Restated)
Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(2,823,927)	$(4,014,317)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation	478,785	430,717
Amortization of Intangible Assets	271,537	146,411
Provision for Losses on Accounts Receivable	1,144,235	879,360
Amortization of Discount on Convertible Term and Revolving Credit Notes	912,086	492,566
Share Based Compensation Expense	538,836	1,380,620
Gain on Extinguishment of Debt	—	(481,832)
Gain on Derivative Liability	(318,425)	—
Changes in Assets and Liabilities, Net of Effects from AirTight Asset Purchase:
Trade Receivables	(976,429)	(6,834,963)
Inventories	290,774	(1,594,933)
Prepaid Expenses and Other Current Assets	82,816	(510,673)
Deposits and Other Non Current Assets	(90,182)	(387,097)
Accounts Payable	(1,351,190)	3,022,869
Accrued Expenses and Other Current Liabilities	(847,060)	93,802
Net Cash (Used in) Operating Activities	(2,688,144)	(7,377,470)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(236,268)	(158,792)
Payment for AirTight Asset Purchase, Net of Cash Acquired	(90,085)	(100,000)
Net Cash (Used in) Investing Activities	$(326,353)	$(258,792)

Cash Flows From Financing Activities
Proceeds from the Issuance of Preferred Stock	—	—
Proceeds from Revolving Credit Note	—	3,400,000
Proceeds from Convertible Term Note	—	1,676,600
Principal Repayments to Convertible Term Note	(500,000)	(400,000)
Proceeds from Loans Payable – Related Party	4,300,000	3,800,000
Payments to Loans Payable – Related Party	—	(1,000,000)
Principal Repayments on Long Term Debt	(115,965)	(117,348)
Payment of Preferred Stock Dividends	(207,969)	(20,000)
Payments for Voluntary Redemption of Preferred Stock	(100,000)	—
Net Cash Provided by Financing Activities	3,376,066	7,339,254

Net Effect of Exchange Rate Changes on Cash	(3,593)	—

Net Increase (Decrease) In Cash	357,976	(297,010)
Cash at Beginning of Year	42,845	339,855
Cash at End of Year	$400,821	$42,845

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-
Cash Payments for Interest	1,358,925	661,955

Supplemental Schedule of Non Cash Investing and Financing Activities:
Property, Plant and Equipment acquired via Issuance/Acquisition of Long Term Debt	$—	$269,245
Common Stock Issued – AirTight Asset Purchase Agreement	—	1,480,000
Common Stock Issued – Cancellation of Indebtedness	—	2,138,850
Preferred Stock Issued – Cancellation of Indebtedness	5,840,000	—

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions.

This summary briefly describes the Company’s organization, basis of presentation, and critical accounting policies, estimates, and assumptions, which are presented to assist in understanding these financial statements. The financial statements and notes are representations of management who are responsible for their integrity and objectivity. The accounting policies used conform to Generally Accepted Accounting Principles (GAAP) in the United States of America and have been consistently applied in the preparation of these financial statements. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Organization History

The Company was incorporated in the state of Delaware on October 20, 1989.  The Company acquired 100% of the capital stock of Infiniti Products, Inc. (f/k/a Infiniti Paint Co., Inc.), a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing primarily acrylic roof coatings and polyurethane foam systems in the Southeastern United States (“Infiniti”). During the latter part of 2004, Infiniti built and began operating an acrylic roof coatings manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of Lapolla Industries, Inc., an Arizona corporation (“Lapolla AZ”), which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States. On April 1, 2005, Infiniti merged with and into Lapolla AZ whereas the existence of Infiniti ceased. On October 1, 2005, Lapolla AZ merged with and into the Company, under its former name of IFT Corporation, whereas the existence of Lapolla AZ ceased. On November 8, 2005, the Company changed its name to Lapolla Industries, Inc. On July 1, 2008, the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. On November 5, 2004, the Company discontinued the operations of its former RSM Technologies, Inc. subsidiary.  The Company established its first international branch, opening a Canadian headquarters in Toronto, Ontario, in the second half of 2009.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Restatements and Corrections to Previously Issued Financial Statements

Certain restated information is included for the first three calendar quarterly periods and year ended December 31, 2008, as well as the first three calendar quarterly periods in the 2009 year, to record the accounting aspects of a related party transaction between two directors; and to disclose a default (which has since been cured at December 31, 2009) on the Company’s credit facility, which resulted in a reclassification of the revolving credit note from non-current to current for the year ended December 31, 2008.  See Note 22 - Restatements and Corrections to Previously Issued Financial Statements.

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date.  However, these payment terms are extended in select cases and many customers do not pay within stated trade terms.  The Company has trade receivables from a diversified customer base. In addition, the Company has a credit insurance policy in place covering some customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectibility of all such accounts. No customer represents more than 10% of sales.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. According to GAAP, goodwill is required to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. GAAP also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment, unless these lives are determined to be indefinite.

Deposits and Other Non-Current Assets

The Company capitalizes amounts incurred to obtain certifications and approvals for its products and amortizes them over their estimated useful lives. Net other non-current assets totaled $433,677 and amortization expense totaled $47,510 as and for the year ended December 31, 2009, respectively. Net other non-current assets totaled $382,645 and amortization expense totaled $41,867 as and for the year ended December 31, 2008, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities.  The Company had no Level 1 assets or liabilities at December 31, 2009; (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  The Company had no Level 2 assets or liabilities at December 31, 2009; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had Level 3 assets or liabilities at December 31, 2009. See Note 11 to our financial statements for level 3 assets and liabilities. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximates fair value due to the short period of time to maturity.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities as of January 1, 2009 was estimated to be $890,289. The fair value of our derivative liabilities as of December 31, 2009 was estimated to be $571,864. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 11 to our financial statements.

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

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.8 Million and $20.8 Million at December 31, 2009 and 2008, respectively. The Company recorded a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that the Company believes is more likely than not to be realized. As a result, the Company recorded a valuation allowance against the deferred tax asset of $21.8 Million and $20.8 Million at December 31, 2009 and 2008, respectively. If the Company reduces the valuation allowance against its available deferred tax asset, the Company’s operating results and financial condition will be positively affected in future periods.

Purchase Price Allocation

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.  During 2008, the Company acquired certain assets and liabilities of Air-Tight Marketing and Distribution, Inc. (“AirTight Asset Purchase”) for an adjusted purchase price of approximately $3.2 Million. The Company accounted for the acquisition as a business combination. The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, estimating future cash flows and developing an appropriate discount rate. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology, changes in the estimated future demand for products, or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $2,422,499 and depreciation expense totaled $478,785 as of and for the year ended December 31, 2009, respectively. Net property, plant and equipment totaled $2,623,388 and depreciation expense totaled $430,717 as of and for the year ended December 31, 2008, respectively. The depreciable lives of our manufacturing plants within our Foam and Coatings segments are principally 20 years. During 2008, we acquired vehicles in our AirTight Asset Purchase and added to our vehicle fleet. The depreciable lives of our vehicles within our Foam and Coatings segments are principally 5 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may potentially need to adjust depreciable life as circumstances change.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2009 and $3,741,167 at December 31, 2008.  The $493,661 increase in goodwill from 2008 to 2009 is due to an adjustment to the purchase price for the AirTight Asset Purchase made during 2009. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements.  The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill.  In the fourth quarter of 2009 and 2008, the Company conducted the required annual test of goodwill for impairment.  Management primarily uses an income approach valuation model, representing the present value of future cash flows to determine fair value of a reporting unit. The valuation model uses a five-year growth period for the reporting units. Management has determined the income approach valuation model represents the most appropriate valuation methodology due to the capital intensive nature of the business, cash flows generated by the reporting units, and limited comparables within the industry. The principal assumptions utilized in the Company’s income approach valuation model include revenue growth rate, operating profit margins, discount rate, and long term growth rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in the Company’s operating plan and long term financial planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which includes factors such as the risk free rate of return, cost of debt, and expected equity premiums. Long term growth rate is determined from market and industry growth trends. Also, the expected cash flows consider historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates. Upon completion of the 2009 and 2008 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units substantially exceeded its respective carrying value. As of December 31, 2009, the Company does not believe any significant indicators of impairment exist for goodwill that would require additional analysis before the 2010 annual evaluation.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Impairment of Long-Lived Assets - continued

Other Intangible Assets

The Company had other intangible assets, net of $1,464,694 and $1,695,907 at December 31, 2009 and 2008, respectively, consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations.  Amortization of other intangible assets totaled $271,540 and $146,410 at December 31, 2009 and 2008, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 8 to the financial statements.

Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. Sales channels include direct sales, distributors, and independent representatives.  Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight).  Freight included in revenue was $462,270 and $561,046 in 2009 and 2008, respectively. Costs incurred for shipping and handling are included in cost of sales. Revenues are recorded net of sales tax.  Freight included in cost of sales was $2,357,811 and $2,660,847 in 2009 and 2008, respectively.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share Based Compensation

The Company accounts for stock based compensation in accordance with GAAP, which requires the Company to measure and recognize the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share based compensation are included in Note 18 to our financial statements.

Share based compensation expense was $538,836 in 2009 compared to $900,620 in 2008. The $361,784 decrease was due to forfeitures and cancellations resulting in non vesting of stock options granted in 2009 and prior years based on changed circumstances or failure to meet specified option vesting targets during 2009. As a result, our share based compensation expense decrease positively affected the Company’s financial performance for 2009. If additional stock options are granted, financial performance may be negatively affected, and if outstanding stock options are forfeited or canceled, resulting in non-vesting of such stock options, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on stock option activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $734,962 at December 31, 2009 and $492,451 at December 31, 2008. If the financial condition of customers were to deteriorate further based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Cost of Sales and Selling, General and Administrative Costs

The Cost of Sales line item includes all the material, overhead, packaging, and freight costs associated with products shipped, including resale finished goods and raw materials, as well as payroll costs associated with manufacturing the finished goods, inbound freight, sales tax expense, product containers, labels, and other miscellaneous items that are indirectly used in the manufacturing, packaging, and shipping (outbound freight) of finished goods, including inspection, and internal transfer costs, as well as depreciation of machinery, and an allocated portion of overhead. The Selling, General and Administrative line item includes selling, advertising, marketing, customer service, and technical support, as well as the costs of providing corporate functional support for all other areas of our business.

Advertising Expenses

Advertising expenses are expensed as incurred and the costs of space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $156,838 and $300,103 in 2009 and 2008, respectively.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other Non-Current Assets” in the Company’s balance sheets. These costs are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest Expense – Amortization of Discount” in the statements of operations.

Net (Loss) Per Common Share

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Boards (“FASB”) issued authoritative guidance that establishes the FASB Accounting Standards Codification™ as the single source of authoritative U.S. Generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities and modifies the GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the third quarter of 2009. The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim periods and fiscal years ending after June 15, 2009. The Company adopted the provisions of the guidance in the second quarter of 2009. See Note 23 to our financial statements.

In June 2008, the FASB issued authoritative guidance that clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments. This guidance became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009 and, as required, evaluated the equity component of its Convertible Term Note due August 31, 2010. The Company determined that the conversion feature of its Convertible Term Note is indexed to its own stock and is therefore classified as an equity instrument.

In May 2008, the FASB issued authoritative guidance that clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. This guidance requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. This guidance also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. This guidance requires retrospective application for all instruments that were outstanding during any periods presented, and became effective for fiscal years beginning after December 15, 2008. The Company previously accounted for its convertible debt instruments in the manner clarified by this guidance for all applicable periods.

In April 2008, the FASB issued authoritative guidance that amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets. This guidance became effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – continued.

Recently Adopted Accounting Standards - continued

In March 2008, the FASB issued authoritative guidance that requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s financial statements.

Note 2.	Liquidity.

Although the Company has stockholders equity of $3,763,219 at December 31, 2009, it also has an accumulated deficit of $78,692,304, working capital deficit of $4,780,743, and net loss of $2,823,927, for the year then ended.  As a result, there are concerns about the liquidity of the Company.  The Company has an outstanding credit facility with ComVest Capital LLC (“ComVest”) consisting of a convertible term note (“Convertible Note”) with an outstanding balance of $2.5 Million and revolving credit note (“Revolving Note”) with an outstanding balance of $8.37 Million, both of which mature on August 31, 2010 (“Credit Facility”), which are classified as current in the accompanying balance sheet at December 31, 2009. Management approached ComVest in early March 2010 with an offer to modify the Credit Facility. If needed, the Chairman has provided Management with a financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010.

Note 3.	Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2009	2008
Trade Receivables	$8,997,439	$8,995,130
Less: Allowance for Doubtful Accounts	(734,962)	(492,451)
Trade Receivables, Net	$8,262,477	$8,502,679

Note 4.	Inventories.

The following is a summary of inventories for the years ending December 31:

	2009	2008
Raw Materials	$1,232,259	$1,850,850
Finished Goods	3,241,904	2,914,087
Total	$4,474,163	$4,764,937

Note 5.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2009	2008	Estimated Useful Life
Vehicles	$715,359	$604,507	5 Years
Leasehold Improvements	143,992	137,878	13 – 15 Years
Office Furniture and Equipment	198,278	191,000	3 – 7 Years
Computers and Software	706,931	632,854	3 – 5 Years
Machinery and Equipment	2,118,227	2,094,163	3 – 20 Years
Plant Construction in Progress	175,861	158,750
Total Property, Plant and Equipment	$4,058,648	$3,819,152
Less: Accumulated Depreciation	(1,636,149)	(1,195,764)
Total Property, Plant and Equipment, Net	$2,422,499	$2,623,388

Depreciation expense for the years ended 2009 and 2008 was $478,785 and $430,717, respectively.

Note 6.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2009 and 2008, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 51% and 43%, of purchases, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 7.	Asset Purchase Agreement.

Air-Tight Marketing and Distribution, Inc.

On July 1, 2008, Lapolla entered into and closed an Amended and Restated Asset Purchase Agreement (“Asset Purchase Agreement”) with Air-Tight Marketing and Distribution, Inc., a Georgia corporation (“AirTight”) and its stockholders, Larry P. Medford and Ted J. Medford (“Shareholders”), wherein the Company agreed to pay $1,500,000 in cash, issue 2,000,000 shares of restricted common stock, par value $.01, valued at $1,480,000 (calculated from the number of shares times the Lapolla closing price per share of $.74 on the date of closing), and forgive an outstanding trade receivable balance of $1,419,649 due from AirTight on the date of the closing, in exchange for certain assets and liabilities of AirTight. The Company paid $100,000 in cash at closing and issued a promissory note totaling $1,400,000 to AirTight and the AirTight Shareholders, payable in installments on the last day of each calendar year until paid in full by December 31, 2012.  A contingency payment of $150,000 is included in the promissory note which is payable if certain AirTight sales goals are met during the period ended December 31, 2012.  Lapolla undertook efforts to audit the financial statements of AirTight in accordance with SEC rules and prior to completion of the audit determined based on the preliminary findings that certain adjustments needed to be made to the AirTight financial statements as originally presented to Lapolla. Lapolla notified the AirTight Shareholders of the adjustments and recorded a purchase price reduction equal to the amount due under the promissory note in accordance with the Asset Purchase Agreement and promissory note as of December 31, 2008. During 2009, Lapolla and the AirTight Shareholders settled their differences with respect to the purchase price reduction and Lapolla added back $270,258 under the promissory note, of which $90,086 was paid in December 2009, leaving a balance due of $180,172 under the promissory note.  The $150,000 contingency will be recorded when it is more likely than not that the agreed upon AirTight sales goals will be met. Lapolla purchased AirTight’s customer base which includes commercial and residential spray foam insulation contractors. The basic assets purchased from AirTight include, but are not limited to, trademarks, customer list, Shareholder non-competes, inventories, equipment, accounts receivable, and goodwill. The results of AirTight’s operations have been included in Lapolla’s financial statements since July 1, 2008. The following table summarizes the components of the adjusted AirTight purchase:

Cash	$100,000
Promissory Note	1,250,000
Purchase Price Reduction	(979,742)
Restricted Common Stock	1,480,000
Forgiven Lapolla Accounts Receivable	1,419,649
Subtotal	$3,269,907
Sales Goal Contingency Payment	150,000
Purchase Price Reduction	—
Total	$3,419,907

Purchase Price Allocation

The AirTight purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the AirTight acquisition is not deductible for federal income tax purposes. The Company believes the fair values assigned to the AirTight assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Current Assets	$1,113,823
Property, Plant and Equipment	363,934
Identifiable Intangible Assets	1,700,000
Goodwill	2,283,827
Current Liabilities	(1,862,525)
Other Liabilities	(329,152)
Total	$3,269,907

The $150,000 contingency under the promissory note is not included in the above table and will be recorded when it is more likely than not that the agreed upon AirTight sales goals will be met. In connection with the allocation of the adjusted purchase price by Lapolla, $1,700,000 was attributed to Other Intangible Assets, of which $700,000 was assigned to trade names (15 year useful lives), $790,000 was assigned to the customer list (5 year useful life), and $210,000 was assigned to the Shareholder and sales force non-competes (5 year useful lives). The $2,283,827 of goodwill was assigned to the Foam segment.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 8.	Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill

	2009	2008
Foam	$2,932,208	$2,438,547
Coatings	1,302,620	1,302,620
	$4,234,828	$3,741,167

The following is a summary of Other Intangible Assets for the years ending December 31:

Other Intangible Assets

	2009		2008
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
Customer Lists	$859,235	$(303,927)	$859,235	$(132,081)	5 Years
Product Formulation	138,471	(44,618)	138,471	(35,385)	15 Years
Trade Names	740,325	(71,792)	700,000	(23,333)	15 Years
Non-Competes	210,000	(63,000)	210,000	(21,000)	5 Years
	$1,948,031	$(483,337)	$1,907,706	$(211,799)

Based on the other intangible assets in service as of December 31, 2008, estimated amortization expense for the years ending December 31, 2010 through December 31, 2013 and thereafter is as follows:

	2010	2011	2012	2013	Thereafter
Customer Lists	$160,306	$158,000	$158,000	$79,000	$—
Product Formulation	9,231	9,231	9,231	9,231	56,931
Trade Names	49,355	49,355	49,355	49,355	471,113
Non-Competes	$42,000	$42,000	$42,000	$21,000	$—

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 9.	Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities for the years ending December 31:

	2009	2008
Accrued Payroll	$—	$2,782
Accrued Commissions	41,788	52,082
Accrued Inventory Purchases	36,116	371,680
Accrued Non-Inventory Purchases	3,277	244,018
Accrued Interest – Related Party	—	68,856
Accrued Taxes and Other	322,652	378,552
Accrued Insurance	190,913	294,664
Accrued Dividends Payable	1,406,670	797,614
Accrued Rebates Payable	16,037	125,810
Deferred Finance Charge Income	80,600	—
Total Accrued Expenses and Other Current Liabilities	$2,098,053	$2,336,058

Note 10.	Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, which has been amended from time to time (“Loan Agreement”), under which ComVest agreed to loan up to $9,500,000 under a revolving credit note (“Revolving Credit Note”) and $3,000,000 under a convertible term note (“Convertible Term Note”), and Lapolla agreed to issue certain warrants (“Warrants”) to ComVest and register the underlying shares issuable under the Convertible Term Note and the Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Credit Note, and Convertible Term Note, amended the existing Warrants, and issued a new warrant.  The modified debt instruments were recorded at fair value of $851,917 on June 30, 2008. The modified debt’s effective interest rate is approximately 30%. The resulting discounts, as noted below, are being amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the ComVest agreements described above are provided below.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 10.	Revolving Credit and Term Loan Agreement and Related Agreements - continued.

A.  Loan Agreement – The Loan Agreement contains certain material repayment covenants relating to the Revolving Credit Note (triggered by a Borrowing Base calculation less than the balance outstanding) and Convertible Term Note (triggered by failure to make principal repayments) (collectively, the “Notes”), as well as a limitation on the amount of capital expenditures the Company is allowed to make ($500,000 for 2009 and 2010), which if not complied with by the Company, would be considered an event of default. If a repayment event of default were to occur under the Notes, and said event of default was not timely cured, whether by waiver by ComVest or otherwise by the Company, the financial obligations outstanding under the Notes, at the option of ComVest, could be accelerated and become immediately due and payable by the Company to ComVest. See also B - Revolving Credit Note and C – Convertible Term Note below for more information.

B.  Revolving Credit Note – Under the Revolving Credit Note, as amended and restated, ComVest agreed to provide the Company with a secured revolving credit facility, from June 30, 2008 to August 31, 2010, in an aggregate principal amount not to exceed, at any time outstanding, the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory) provided to ComVest, or (ii) $9,500,000.  The Revolving Credit Note bears interest according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0% (8.5% at December 31, 2008). The coverage ratio formula is defined as the ratio of (i) EBITDA minus capital expenditures paid in cash, to (ii) Debt Service, in each case for the fiscal quarter ending on the date of the subject financial statements and calculation, and (b) the term “Prime Rate” shall mean the “base rate” of interest publicly announced by Citibank, N.A. At December 31, 2009, the Borrowing Base calculation was $8,366,830 and after subtracting the balance outstanding of $8,530,191 under the Revolving Credit Note, an amount of $163,361 was due to ComVest. ComVest permitted the Company to transfer the $163,361 due to ComVest under the Revolving Credit Note to the Convertible Term Note to ensure that the Company was in accord with its borrowing base calculation on December 31, 2009.  Unamortized discount was $438,357 at December 31, 2009.

C.  Convertible Term Note - The Convertible Term Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Term Note is personally guaranteed by the Chairman of the Board. If any of the installments are not met by the Company, the Chairman’s personal guarantee would then take affect. At December 31, 2009, the balance outstanding under the Convertible Term Note was $2,500,000 and unamortized discount was $264,163.

D.  Warrants - The Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.60 per share and 1,000,000 are exercisable at a price of $.78 per share, expire on June 30, 2013, and have an aggregate fair value of $2,065,886.

E.  Registration Rights – The Company determined that no liability was recognizable at December 31, 2009 for registration payment arrangements based on the fact that the Registration Statement was effective at December 31, 2009.

Note 11.	Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the embedded conversion feature associated with the ComVest Convertible Term Note and associated Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (Loss) on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At December 31, 2009, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the embedded conversion feature and freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the embedded conversion feature and the freestanding warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, 2009 and December 31, 2009. The primary assumptions include projected annual volatility of 145% and holder exercise targets at 135% of the conversion price for the Convertible Term Note and 150% of exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of January1, 2009 upon implementation of EITF 07-05 was estimated by management to be $890,289. Amounts previously recorded to paid-in capital associated with these derivatives of $1,555,420 were reversed and the remaining $665,131 was recorded as a cumulative adjustment to accumulated deficit. The fair value of the derivatives as of December 31, 2009 was estimated to be $571,864. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 11.	Derivatives and Fair Value - continued.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	As of December 31, 2009
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$571,864	—	—	$571,864	$571,864
Total Derivative Liabilities	$571,864	—	—	$571,864	$571,864

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of January 1, 2009	$890,289	$890,289
Total Gains or Losses (realized/unrealized)included in Net Income (Loss)	(318,425)	(318,425)
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at December 31, 2009	$571,864	$571,864

Note 12.	Long Term Debt.

The following is a summary of long term debt for the years ending December 31:

	2009	2008
Various notes payable on vehicles and equipment, due in monthly installments of $9,504 including interest, maturing through 2014.	$217,470	$284,176
Less: Current Maturities	(73,656)	(104,001)
Total Long-Term Debt	$143,814	$180,175
Debt Maturity Schedule:
Years Ending December 31
2010	$73,656
2011	55,900
2012	57,298
2013	22,836
2014	7,780
Total	$217,470

Note 13.	Related Party Transactions.

(a)   On December 31, 2009, Mr. Kurtz, Chairman of the Board and majority stockholder, converted $5,840,000 of indebtedness owed by the Company to him, of which $5,100,000 was for a Note Payable – Related Party and $740,000 was for a Loan Payable – Related Party, into 5,840 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

(b)   On December 4, 2009, the Company accepted the voluntary redemption of 50 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $50,000 in cash.

(c)   On November 20, 2009, the Company accepted the voluntary redemption of 50 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $50,000 in cash.

(d)   On November 20, 2009, the Company paid Mr. Kurtz, Chairman and majority stockholder, $500,000 in cash, of which $316,113 was for accrued interest on his Note Payable – Related Party and $183,887 was for accrued Series D Preferred Stock dividends.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 13.	Related Party Transactions - continued.

(e)   On May 18, 2009, the Company entered into a new Executive Employment Agreement (“Adams Agreement”) and Stock Option Agreement (“Adams Option”) with Mr. Adams, CGO, EVP and Secretary, both of which are summarized below.

(i)  Executive Employment Agreement.  The Adams Agreement commenced on May 18, 2009 and ends December 31, 2011 (“Term”). Mr. Adams’ base salary is $175,000 per year.  He is entitled, upon consummation of a change in control, to a transaction bonus of 1.5% of the transaction value. If Mr. Adams’ employment is terminated by the Company without cause during the Term, he is entitled to: (a) severance equal to six (6) months annual base salary, (b) the product of any Awards which Mr. Adams can show that he reasonably would have received had he remained in such executive capacity with the Company through the end of the period covered by the Award, or six (6) months after the Date of Termination, whichever period is greater, multiplied by a fraction, the numerator of which is the number of days during the Award Period up to the Date of Termination occurs through the Date of Termination and the denominator of which is the total number of days in the Award Period, but only to the extent not previously vested, exercised and/or paid, and (c) for six (6) months following the Date of Termination, Company shall continue to provide medical and dental benefits only to Mr. Adams on the same basis as such benefits are provided during such period to the senior executive officers of Company. If Mr. Adams’ employment is terminated following a change in control, he is entitled to: (a) an amount equal to the annual base salary which would otherwise be payable over the remaining term of his agreement; and any outstanding Awards (including substituted shares of the acquiring or surviving Company in the case of a merger or acquisition) held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination.

(ii)  Stock Option Agreement.  The Adams Option commenced on May 18, 2009 (“Grant Date”) and ends December 31, 2015. Mr. Adams was granted 300,000 stock options (“Options”) under the Company’s Equity Incentive Plan, as amended (“Equity Plan”), for the purchase of common stock, at an exercise price of $.35 per share (equal to 100% of closing price of Company’s common stock as traded on the NASDAQ OTCBB on the Grant Date) which vests only upon a change in control. The Options granted automatically vest thirty (30) days prior to consummation of a Change in Control.  The determination of whether or not a Change in Control will take place will be made by the full Board of Directors.  Once vested, the Options are immediately exercisable.

(f)   On June 30, 2008, Mr. Kurtz, Chairman of the Board and majority stockholder, pursuant to the Loan Agreement with ComVest, converted $2,000,000 in principal of the short term loans he advanced to the Company during the second quarter of 2008 into 2,564,103 shares of restricted common stock at the rate of $.78 per share.

(g)   On May 5, 2008, the Company entered into a new Executive Employment Agreement (“Kramer Agreement”) and Stock Option Agreement (“Kramer Option”) with Mr. Kramer, CEO and President, both of which are summarized below.

(i)  Executive Employment Agreement.  The Kramer Agreement commenced on May 5, 2008 and ends December 31, 2010 (“Term”). Mr. Kramer’s base salary is $350,000 per year.  He is entitled, upon consummation of a change in control, to a transaction bonus of 6% of the transaction value. If Mr. Kramer is terminated by the Company without cause or Mr. Kramer terminates his employment with good reason during the Term, he is entitled to: (a) severance equal to the lesser of 24 months base salary or base salary for the remainder of the Term, (b) the product of the value of any equity based awards which he can show he reasonably would have received had he remained employed by the Company through the end of that calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the termination date and the denominator is 365, but only to the extent not previously vested, exercised and/or paid, and (c) 12 months of continuous health and dental benefits. If Mr. Kramer is terminated following a change in control, he is entitled to: (a) his base salary for the remainder of the Term, and (b) any outstanding awards, including stock options, which have not vested will become fully vested and exercisable at the time of such termination. The Kramer Agreement also includes nonsolicitation, noncompetition, and ownership of developments and other rights provisions. This Kramer Agreement supersedes the previously entered into executive employment agreement entered into between the Company and Mr. Kramer effective as of July 25, 2005 and ending on January 31, 2009.

(ii)  Stock Option Agreement.  This Kramer Option commenced on May 5, 2008 (“Grant Date”) and ends December 31, 2013. Mr. Kramer was granted an additional 2,000,000 stock options under the Company’s Equity Plan, for the purchase of common stock, at an exercise price of $.74 per share (equal to 100% of closing price of Company’s common stock as traded on the NASDAQ OTCBB on Grant Date) which vests in 250,000 option increments, with the first increment vesting on the earlier of June 30, 2008, provided the Company has net pre-tax income for the fiscal quarter ending on that date, or the last day of the Company’s first fiscal quarter ending after June 30, 2008 for which the Company has a quarterly profit, and each of the remaining increments on the last day of each the next seven fiscal quarters for which the Company has a quarterly profit, and once vested, is exercisable on an inclining cumulative basis over a four year period, subject in all cases to continued satisfactory employment through the last day of each such quarter, and expiring December 31, 2013 (“New Option”). The New Option amended existing stock options previously granted on July 12, 2005 also for 2,000,000 shares, at an exercise price of $.67 per share (100% of closing price), and expiring December 31, 2012 (“Existing Option”). There were 480,000 options vested and 1,520,000 options remaining unvested under the Existing Option, and the unvested portion automatically vested when the New Option was granted on May 5, 2008. Although the 2,000,000 options under the Existing Option are now fully vested, the exercise restrictions were amended to be the same as those described above for the New Option. As a result, the Company recorded the remaining fair value of the Existing Option prior to the modification of $258,371, including the incremental increase in fair value due to the modification of the Existing Option as of the modification date of $6,242, for a total of $264,613 on said date.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 13.	Related Party Transactions - continued.

(g)   On February 19, 2008, Mr. Kurtz, Chairman of the Board and majority stockholders, and Mr. Nadel, a director, entered into a private agreement whereby Mr. Kurtz agreed to transfer approximately 1,084,000 shares, in two installments, of his restricted common stock to Mr. Nadel in order to secure his continued attention and hands on participation required with his role as a Board member for a two year period. The first installment of 500,000 shares was transferred to Mr. Nadel on February 19, 2008 and second installment of 584,000 shares was transferred to Mr. Nadel on February 18, 2009 by Mr. Kurtz. The installments vest one year after the date of each installment. The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of the private agreement was $.70 per share. The grant-date fair value related to this transaction is $758,800.  See Note 18 – Share-Based Payment Arrangements for more information.

Note 14.	Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

	2009	2008
Deferred Tax Assets:
Net Operating Loss Carry-Forward	$64,027,354	$61,203,427
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	21,769,300	20,809,165
Valuation Allowance for Deferred Tax Assets	(21,769,300)	(20,809,165)
Net Deferred Taxes	$—	$—

At December 31, 2009, the Company had available, net operating loss carry-forwards of approximately $63,876,166 for Federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended, the usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future. The loss carry-forwards, if not used, will expire as follows: $427,363 in 2010, $427,363 in 2011, $427,363 in 2012, $6,138,693 in 2018, $1,067,538 in 2019, $4,557,566 in 2020, $7,870,612 in 2021, $10,869,699 in 2022, $9,811,811 in 2023, $4,244,336 in 2024, $3,607,642 in 2025, $2,744,261 in 2026, $4,994,863 in 2027, $4,014,317 in 2028, and $2,823,927 in 2029.

Note 15.	Commitments and Contingencies.

Leases

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Customer Service, Distribution, Manufacturing, Marketing, Sales, and Training	09-01-2005 to 12-31-2010
Rutledge, Georgia	Customer Service, Distribution, Spray Rig Assembly, and Training	07-01-2008 to 12-31-2012
Ontario, Canada	Customer Service, Distribution, Sales, and Training	11-01-2009 to 10-31-2010
Margate, Florida	Sales and Technical Services	12-01-2009 to 11-30-2010
Tempe, Arizona	Customer Service and Distribution	11-01-2006 to 02-28-2010

The Houston, Texas and Tempe, Arizona leases include a lease concession which amount is included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease term.

Future minimum lease payments required under the non-cancelable operating leases for the years ending December 31:

Year	Amount
2010	$343,767
2011	92,610
2012	97,241
Total Minimum Lease Payments	$533,618

Rent expense for the years ended December 31, 2009 and 2008 was $414,686 and $530,377, respectively.

Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 16.	Net Loss Per Common Share - Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share:

	For The Year Ended December 31,
	2009		2008
		Per Share		Per Share
	Amount	Amount	Amount	Amount
Operating (Loss)	$(2,823,927)	$(0.04)	$(4,014,317)	$(0.07)
Net (Loss)	(2,823,927)	(0.04)	(4,014,317)	(0.07)
Plus: Dividends on Preferred Stock	(817,025)	(0.01)	(817,600)	(0.01)
Net (Loss) Available to Common Stockholders	$(3,640,952)	$(0.06)	$(4,831,917)	$(0.08)
Weighted Average Common Shares Outstanding	63,944,799		59,834,396

Basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute (loss) per share in the future that were not included in the computation of diluted (loss) per share were (i) 5,746,753 and 6,396,104 shares of common stock issuable upon conversion of the Convertible Term Note and exercise of Warrants, of which 3,246,753 and 3,896,104 shares are for the Convertible Term Note and 2,500,000 and 2,500,000 shares are for the Warrants; and (ii) 1,591,973 and 984,997 shares of common stock issuable upon exercise of vested and exercisable stock options; and (iii) -0- and 2,250 shares of common stock issuable upon conversion of Series A preferred stock, at December 31, 2009 and 2008, respectively.

Note 17.	Securities Transactions.

(a)   During 2009, the Company issued an aggregate of 5,840 shares of Series D Preferred Stock, par value $1.00 per share, to a director in exchange for cancellation of an aggregate $5,840,000 of indebtedness, at $1,000 stated value per share, of which $5,100,000 was for a Note Payable – Related Party and $740,000 was for Loans Payable – Related Party. See also Note 13 - Related Party Transactions, Item (a).

(b)   During 2009, the Company accepted the voluntary redemption of an aggregate of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from a director, for an aggregate of $100,000 in cash. See also Note 13 - Related Party Transactions, Items (b) and (c).

(c)   During 2008, the Company issued an aggregate of 250,000 shares of common stock pursuant to cashless warrant exercises by ComVest in exchange for cancellation of an aggregate $135,000 of indebtedness, or $.54 per share, of which $67,500 was recorded as principal repayments to the Revolving Credit Note, $33,766 as principal repayments to the Convertible Term Note, and $33,734 as accrued interest on the Convertible Term Note.

(d)   During 2008, the Company issued 5,000 shares of common stock pursuant to a cashless partial conversion of the Convertible Term Note by ComVest in exchange for cancellation of $3,850 of indebtedness, or $.77 per share, which was recorded as a principal repayment to the Convertible Term Note.

(e)   During 2008, the Company issued 2,564,103 shares of restricted common stock to a director in exchange for cancellation of an aggregate $2,000,000 of indebtedness, or $.78 per share, which was recorded as a principal repayment to Loans Payable – Related Party.  See also Note 13 - Related Party Transactions, Item (f).

(d)   During 2008, the Company issued 2,000,000 shares of restricted common stock pursuant to the AirTight Asset Purchase, at a price of $.74 per share, which was valued and recorded at $1,480,000.  See also Note 7 – Asset Purchase Agreement.

Note 18.	Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements under GAAP using a lattice-based option valuation model to calculate compensation expense over the requisite service period of grants. At December 31, 2009, the Company had one share-based compensation plan, the Equity Incentive Plan, as amended (“Equity Plan”), in effect, and certain warrants issued during 2007 and 2008 outstanding. Compensation cost charged against income for all compensation and incentive plans for 2009 and 2008 was $538,836 and $1,380,620, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 18.	Share–Based Payment Arrangements - continued.

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

	2009	2008
Expected Volatility	252.64%	220.65% - 232.48%
Weighted-Average Volatility	252.64%	222.80%
Expected Dividends	—	—
Expected Term (in years)	2.7	1.53 – 4.87
Risk Free Rate	2.45%	2.48% - 3.38%

As of December 31, 2009, total compensation cost related to non-vested stock options was $1,580,600, which is expected to be recognized over the 36 month period after December 31, 2009 (14.67 months on a weighted-average basis).

Equity Incentive Plan - continued

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2009		2008
Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-Beginning of Year	7,290,333	$0.66	5,763,000	$0.60
Granted	320,000	0.35	3,030,500	0.73
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(595,000)	0.67	(1,503,167)	0.55
Outstanding-End of Year	7,015,333	0.64	7,290,333	0.66
Exercisable-End of Year	1,591,973	$0.57	984,997	$0.52

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $.35 and $.72, respectively. There were 2,984,667 options available for grant at December 31, 2009. See Equity Plan and Warrants Summary for range of exercise prices.

Warrants

The Company did not issue any warrants during 2009.  During 2008, the Company issued 1,000,000 new, and modified the exercise price on the previously issued and remaining 1,500,000 warrants, in connection with the amended and restated Loan Agreement with ComVest. The fair value of the warrants, when issued or modified, was established on the date of grant or modification. The fair values were calculated using a lattice-based valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of the warrants is derived from the output of the valuation model and represents the period of time that the warrants are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008
Expected Volatility	—	220.67%
Weighted-Average Volatility	—	220.67%
Expected Dividends	—	—
Expected Term (in years)	—	3.7
Risk Free Rate	—	3.14%

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 18.	Share–Based Payment Arrangements - continued.

Warrant activity as of the year ended December 31, is summarized below:

	2009		2008
Options	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding-Beginning of Year	2,500,000	$0.67	1,750,000	$0.66
Granted	—	—	1,000,000	0.78
Exercised	—	—	(250,000)	0.54
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	2,500,000	$0.67	2,500,000	0.67
Exercisable-End of Year	2,500,000	$0.67	2,500,000	$0.67

Equity Plan and Warrants Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted Average Exercise Price
$.36 - $.59	850,000	3.48	$.36	429,166	$.36	550,000	3.85	$.36	308,333	$.36
$.60 - $.64	3,027,000	2.15	$.60	1,986,974	$.60	3,027,000	3.46	$.60	1,852,831	$.60
$.65 - $.80	5,638,333	2.95	$.74	1,675,833	$.68	6,213,333	4.32	$.72	1,413,333	$.72

Related Party Director Plan

On February 19, 2008, Mr. Kurtz, Chairman of the Board and majority stockholders, and Mr. Nadel, a director, entered into a private agreement whereby Mr. Kurtz agreed to transfer approximately 1,084,000 shares, in two installments, of his restricted common stock to Mr. Nadel in order to secure his continued attention and hands on participation required with his role as a Board member for a two year period. The first installment of 500,000 shares was transferred to Mr. Nadel on February 19, 2008 and second installment of 584,000 shares was transferred to Mr. Nadel on February 18, 2009 by Mr. Kurtz. The installments vest one year after the date of each installment. The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of the private agreement was $.70 per share. The grant-date fair value calculated by adding the number of shares transferred times the closing price of the common stock on the date of grant is $758,800.  The Compensation cost charged against income for this Related Party Director Plan was $260,000 and $480,000 for 2009 and 2009, respectively. See also Note 13 - Related Party Transactions, Item (g) and Note 22 - Restatements and Corrections to Previously Issued Financial Statements, Item (b).

Note 19.	Preferred Stock.

Series A Convertible Preferred Stock

The Board reduced the number of authorized shares of Series A, $1.00 par value preferred stock, from 2,000,000 shares to 750,000 shares, leaving 1,250,000 shares to be designated a series of distinction and issued by the Board. Each share of the Series A preferred stock entitled its holder to convert it into .036 shares of common stock, as adjusted in the event of future dilution; to receive $1.00 per share in the event of voluntary or involuntary liquidation; have the same voting rights as the common stock; and share equally in payments of any dividends declared by the Board.  On December 31, 2009, the Board of Directors derecognized the outstanding 62,500 shares of Series A Preferred Stock based on a determination that the outstanding 62,500 shares have been maintained on the books and records of the Company in error.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000, which includes the par of $1.00 per share. Holders of the outstanding Series D Preferred have no voting rights with respect to the Series D Preferred, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available therefor. At December 31, 2009, an aggregate of 13,916 shares were outstanding with an aggregate consideration of $13,916,000. There were $1,406,670 and $797,614 dividends accrued and $207,969 and $20,000 paid at December 31, 2009 and 2008, respectfully.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 20.	Business Segment Information.

The Company is a leading manufacturer and supplier operating two segments: Foam and Coatings. The Company’s segments are organized based on manufacturing competencies.

The Foam segment primarily supplies both roofing and building envelope insulation applications. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Insulation is used in commercial and industrial, as well as residential, applications. We manufacture our own roofing and wall insulation foams. Additionally, this segment also supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications, sundry items, and application equipment.

The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, and sundry items. We manufacture our own roof coatings.

After our acquisition of AirTight’s assets in July 2008, we began making and selling our own spray rigs, which are required for the application of our foam and large scale coating jobs. This is a basic assembly operation and we undertake this task to provide turn key service to our customers. Prior to the acquisition of AirTight’s assets, we were just a distributor of spray rigs. We allocate these amounts to either our foam or coatings segments, as applicable.

The Company maintains centralized manufacturing operations in Houston, Texas for its Foam and Coatings, and Rutledge, Georgia for its spray rigs.  Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national, including limited international, markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses and are included in Unallocated Amounts. There are no intersegment sales or transfers.

The following are selected results of reportable segments:

Segments
2009	Foam	Coatings	Totals
Sales	$43,080,741	$6,945,729	$50,026,470
Depreciation	218,677	36,852	255,529
Amortization of Other Intangible Assets	209,778	34,607	244,385
Interest Expense	1,006,645	166,221	1,172,866
Segment Profit (Loss)	1,242,543	(143,766)	1,098,777
Segment Assets (1)	18,365,883	3,538,578	21,904,461
Expenditures for Segment Assets	$121,278	$26,582	$147,860

2008	Foam	Coatings	Totals
Sales	$37,746,620	$10,394,562	$48,141,182
Depreciation	143,679	39,569	183,248
Amortization of Other Intangible Assets	103,320	28,449	131,769
Interest Expense	531,053	146,240	677,293
Segment Profit (Loss)	(127,045)	683,249	556,204
Segment Assets (1)	16,796,504	5,568,924	22,365,428
Expenditures for Segment Assets	$412,141	$15,694	$427,835

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit or Loss	2009	2008
Total Profit or Loss for Reportable Segments	$1,098,777	$556,204
Unallocated Amounts:
Corporate Expenses	(3,922,704)	(4,570,521)
Income (Loss) Before Income Taxes	$(2,823,927)	$(4,014,317)

Assets	2009	2008
Total Assets for Reportable Segments (1)	$21,904,461	$22,365,428
Other Unallocated Amounts (2)	880,866	564,298
Total	$22,785,327	$22,929,726
Notes:
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and prepaid expenses.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 21.  Selected Quarterly Financial Data (Unaudited).

	2009 Quarters Ended,
	March 31	June 30	September 30	December 31
	(Restated)(A)	(Restated)(A)	(Restated)(A)
Sales	$9,740,080	$10,939,501	$14,022,690	$15,324,199
Gross Profit	2,305,753	2,935,313	3,708,126	3,441,317
Operating Income (Loss)	(1,178,652)	(1,334,458)	359,314	(670,131)
Net Income (Loss)	$(1,178,652)	$(1,334,458)	$359,314	$(670,131)
Net Income (Loss) Per Share-Basic	(0.02)	(0.02)	0.01	(0.01)
Net Income (Loss) Per Share-Diluted	$(0.02)	$(0.02)	$0.01	(0.01)
____________________________________
(A)   For 2009:  Restatement of Loans Payable – Related Party and Selling, General and Administrative - The Company restated the Loans Payable – Related Party on the Balance Sheets and Selling, General and Administrative on the Statements of Operations for the first three quarters of 2009. The restatement affected Selling, General and Administrative, which increased $97,120, $50,821, and $51,379; Operating Loss, which increased $97,120 and $50,821 and Operating Profit which decreased $51,379; Net Loss, which increased $97,120 and $50,821 and Net Income which decreased $51,379; and Net Loss or Income Per Share – Basic and Diluted, which remained rounded to the same amount; for March 31, June 30, and September 30, 2009, respectively.  No income tax effects were related to this restatement.  To illustrate:

For 2009:	3/31/2009	6/30/2009	9/30/2009
Net Income (Loss) (As Previously Reported)	$(1,081,532)	$(1,283,637)	$410,693
Adjustments	(97,120)	(50,821)	(51,379)
As Adjusted and Restated	$(1,178,652)	$(1,334,458)	$359,314

Refer to Note 22 – Restatements and Corrections to Previously Issued Financial Statements for more information.

	2008 Quarters Ended,
	March 31	June 30	September 30	December 31
	(Restated)(B)	(Restated)(B)	(Restated)(B)	(Restated)(B)
Sales	$8,266,112	$12,160,581	$14,097,943	$13,616,546
Gross Profit	1,506,566	2,736,660	2,580,726	2,231,577
Operating Income (Loss)	(1,183,634)	(69,154)	(113,986)	(2,647,543)
Net Income (Loss)	$(1,183,634)	$(69,154)	$(113,986)	$(2,647,543)
Net Income (Loss) Per Share-Basic:	(0.02)	(0.00)	(0.00)	(0.04)
Net Income (Loss) Per Share-Diluted:	$(0.02)	$(0.00)	$(0.00)	$(0.04)
____________________________________
(B)   For 2008:  Restatement of Loans Payable – Related Party and Selling, General and Administrative - The Company restated the Loans Payable – Related Party on the Balance Sheets and Selling, General and Administrative on the Statements of Operations for the four quarters of 2008. The restatement affected Selling, General and Administrative, which increased $63,620, $137,843, $139,357, and $139,180; Operating Loss, which increased $63,620, Operating Profit which decreased by $137,843 and $139,357 to Operating Losses, and Operating Loss which increased $139,180; Net Loss, which increased $63,620, Net Income which decreased by $137,843 and $139,357 to a Net Loss, and Net Loss which increased $139,180; and Net Loss Per Share – Basic and Diluted, which remained rounded to the same amount and Net Income Per Share – Basic and Diluted, which decreased to a Net Loss Per Share remained rounded to the same amount; for March 31, June 30, September 30, and December 31, 2008, respectively.  No income tax effects were related to this restatement.  To illustrate:

For 2008:	3/31/2008	6/30/2008	9/30/2008	12/30/2008
Net Income (Loss) (As Previously Reported)	$(1,120,014)	$68,689	$25,371	$(2,508,363)
Adjustments	(63,620)	(137,843)	(137,843)	(139,180)
As Adjusted and Restated	$(1,183,634)	$(69,154)	$(113,986)	$(2,647,543)

Refer to Note 22 – Restatements and Corrections to Previously Issued Financial Statements for more information.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

Note 22.	Restatements and Corrections to Previously Issued Financial Statements.

(a)  For 2008, the Company reclassified the Non-Current Portion of Revolving Credit Note to the Current Portion of Revolving Credit Note on the Balance Sheets. The reclassification affected Total Current Liabilities, which increased $7,550,995, and Total Other Liabilities, which decreased $7,550,995.  See also (B) on Balance Sheets.

(b)  For 2008, the Company restated the Loans Payable – Related Party on the Balance Sheets and Selling, General and Administrative on the Statements of Operations. The restatement affected Loans Payable – Related Party, which increased $480,000; Stockholders’ Equity, which decreased $480,000; Selling, General and Administrative, which increased $480,000; Operating Loss and Net Loss, which each increased $480,000; and Net Loss Per Share – Basic and Diluted, which increased $0.01, for the 2008 year.  No income tax effects were related to this restatement.  To illustrate:

For 2008:	2008 Year
Net (Loss) (As Previously Reported)	$(3,534,317)
Adjustments	(480,000)
As Adjusted and Restated	$(4,014,317)

The Company fully updated all affected portions of these financial statements and related notes to reflect the restatements and corrections described above.

Refer to Note 21 – Selected Quarterly Financial Data, (A) and (B) for quarterly restatement information and illustrations.

Note 23.	Subsequent Events.

(a)   On February 1, 2010, the Company accepted the voluntary redemption of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $100,000 in cash.

(b)   On March 23, 2010, the Chairman and majority stockholder provided a 2010 year financial commitment of $11,000,000 for working capital to facilitate growth and expansion of the Company.

The Company has evaluated subsequent events up through March 31, 2010, the date of the filing of this report with the SEC.