Form 10-Q
period 2010-03-31
LAPOLLA INDUSTRIES INC
filed 2010-05-12
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

As of May 3, 2010 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2010 and December 31, 2009	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2010 and 2009	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2010 and 2009	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash	$25,943	$400,821
Trade Receivables, Net	8,619,286	8,262,477
Inventories	4,692,614	4,474,163
Prepaid Expenses and Other Current Assets	877,263	960,090
Total Current Assets	14,215,106	14,097,551

Property, Plant and Equipment, Net	2,505,047	2,422,499

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,397,740	1,464,694
Deposits and Other Non-Current Assets	692,243	565,755
Total Other Assets	6,324,811	6,265,277

Total Assets	$23,044,964	$22,785,327

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$5,783,596	$5,626,877
Accrued Expenses and Other Current Liabilities	2,799,059	2,098,053
Current Portion of Convertible Term Note, Net	2,245,779	2,235,837
Current Portion of Revolving Credit Note, Net	8,085,619	8,091,835
Current Portion of Asset Purchase Promissory Note	90,086	180,172
Current Portion of Derivate Liability	414,743	571,864
Current Portion of Long-Term Debt	73,657	73,656
Total Current Liabilities	19,492,539	18,878,294

Other Liabilities:
Non Current Portion of Long-Term Debt	99,771	143,814
Total Other Liabilities	99,771	143,814

Total Liabilities	19,592,310	19,022,108

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series D, 25,000 Shares Authorized; 13,835 and 13,916 Issued and Outstanding and $13,835,000 and $13,916,000 aggregate liquidation preference at March 31, 2010And December 31, 2009, respectively	13,835	13,916
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803Issued and Outstanding at March 31, 2010 and December 31, 2009, respectively	639,448	639,448
Additional Paid-In Capital	81,332,437	81,802,159
Accumulated (Deficit)	(78,533,066)	(78,692,304)
Total Stockholders' Equity	3,452,654	3,763,219

Total Liabilities and Stockholders' Equity	$23,044,964	$22,785,327

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Sales	$13,404,335	$9,740,079

Cost of Sales	10,021,959	7,434,327

Gross Profit	3,382,376	2,305,752

Operating Expenses:
Selling, General and Administrative	2,599,092	2,785,711
Professional Fees	159,449	135,220
Depreciation	60,723	64,188
Amortization of Intangible Assets	66,954	67,437
Consulting Fees	54,530	61,726
Interest Expense	223,917	259,684
Interest Expense – Related Party	200	22,357
Interest Expense – Amortization of Discount	253,726	213,564
(Gain) Loss on Derivative Liability	(157,121)	(125,483)
Other (Income) Expense	(43,518)	—
Total Operating Expenses	3,217,952	3,484,404

Operating Income (Loss)	$164,424	$(1,178,652)

Net Income (Loss)	$164,424	$(1,178,652)
Plus: Dividends on Preferred Stock	(341,517)	(201,600)
Net Income (Loss) Available to Common Stockholders	$(177,093)	$(1,380,252)

Net Income (Loss) Per Share-Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	63,944,803	63,944803

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss):	$164,424	$(1,178,652)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation	102,450	121,987
Amortization of Intangible Assets	66,954	67,436
Provision for Losses on Accounts Receivable	6,780	249,743
Amortization of Discount on Convertible Term and Revolving Credit Notes	253,726	213,564
Share Based Compensation Expense	(28,485)	136,116
Gain on Derivative Liability	(157,121)	(125,482)
Changes in Assets and Liabilities:
Trade Receivables	(363,589)	323,921
Inventories	(218,451)	460,430
Prepaid Expenses and Other Current Assets	82,827	328,862
Deposits and Other Non-Current Assets	(126,488)	143,562
Accounts Payable	156,719	(2,344,642)
Accrued Expenses and Other Current Liabilities	359,688	(56,477)
Net Cash Provided By (Used In) Operating Activities	299,434	(1,659,632)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(184,998)	(25,133)
Payment on AirTight Asset Purchase Promissory Note	(90,086)	—
Net Cash (Used In) Investing Activities	(275,084)	(25,133)

Cash Flows From Financing Activities
Principal Repayments to Convertible Term Note	(250,000)	—
Proceeds from Loans Payable – Related Party	—	1,750,000
Principal Repayments on Long Term Debt	(44,042)	(25,672)
Payment of Preferred Stock Dividends	—	(5,000)
Payments for Voluntary Redemption of Preferred Stock	(100,000)	—
Net Cash (Used In) Financing Activities	(394,042)	1,719,328

Net Effect of Exchange Rate Changes on Cash	(5,186)	—

Net Increase (Decrease) In Cash	(374,878)	34,563
Cash at Beginning of Year	400,821	42,845
Cash at End of Year	$25,943	$77,408

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$-0-	$-0-
Cash Payments for Interest	$223,917	$158,967

Supplemental Schedule of Non Cash Investing and Financing Activities:
Preferred Stock Issued – Cancellation of Indebtedness	19,000	—

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K, including any amendments thereto, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2010 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer also to the Company’s 2009 Annual Report on Form 10-K, including any amendments thereto, for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2010.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities as of January 1, 2010 was estimated to be $571,864. The fair value of our derivative liabilities as of March 31, 2010 was estimated to be $414,743. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 10 to our financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.7 Million and $21.8 Million at March 31, 2010 and December 31, 2009, respectively. The Company recorded a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that the Company believes is more likely than not to be realized. As a result, the Company recorded a valuation allowance against the deferred tax asset of $21.7 Million and $21.8 Million at March 31, 2010 and December 31, 2009, respectively. If the Company reduces the valuation allowance against its available deferred tax asset, the Company’s operating results and financial condition will be positively affected in future periods.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness. Net property, plant and equipment totaled $2,505,047 and depreciation expense totaled $102,450 as of and for the quarter ended March 31, 2010. Net property, plant and equipment totaled $2,422,499 depreciation expense totaled $478,785 as of and for the year ended December 31, 2009. The depreciable lives of our manufacturing plant for our Foam and Coatings segments is 20 years. The depreciable lives of our vehicles within our Foam and Coatings segments are principally 5 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may potentially need to adjust depreciable life as circumstances change.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at March 31, 2010 and December 31, 2009. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of March 31, 2010, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2010 annual evaluation.

Other Intangible Assets

The Company had other intangible assets, net of $1,397,740 and $1,464,694 at March 31, 2010 and December 31, 2009, respectively, consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Amortization of other intangible assets totaled $66,954 and $271,540 at March 31, 2010 and December 31, 2009, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 7 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $51,447 and $29,374 for the quarters ended March 31, 2010 and 2009, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales was $222,486 and $143,429 at March 31, 2010 and 2009, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense was $(28,485) and $136,116 for the quarters ended March 31, 2010 and 2009, respectively. Certain unvested and partially expensed stock options were canceled during the first quarter of 2010, which resulted in a credit for the period then ended. If additional stock options are granted, financial performance may be negatively affected, and if outstanding stock options are forfeited or canceled, resulting in non-vesting of such stock options, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on stock option activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $730,352 and $734,962 at March 31, 2010 and December 31, 2009, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows, trade magazines, and television commercials, are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. During the first quarter of 2010, the Company incurred $215,000 for certain advertising costs which benefits extend clearly beyond the quarter then ended, of which $115,135 was expensed, with the remaining $99,865 to be expensed when the Company realizes the benefit over a 90 day amortization period. At March 31, 2010 and 2009, deferred advertising costs were approximately $99,865 and $118,816, respectively. Total advertising and marketing costs expensed were $280,994 and $301,740 for the quarter ended March 31, 2010 and 2009, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon net income (loss) applicable to common shares after preferred dividends and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive.

Note 2.  Liquidity.

Although the Company has stockholders equity of $3,452,654 at March 31, 2010 and net income of $164,424, it also has an accumulated deficit of $78,533,066 and working capital deficit of $5,277,433, for the quarter then ended. As a result, there are concerns about the liquidity of the Company. The Company has an outstanding credit facility with ComVest Capital LLC (“ComVest”) consisting of a convertible term note (“Convertible Note”) with an outstanding balance of $2.3 Million and revolving credit note (“Revolving Note”) with an outstanding balance of $8.2 Million, both of which mature on August 31, 2010 (“Credit Facility”), which are classified as current in the accompanying balance sheet at March 31, 2010. Management is currently undergoing talks and negotiations with several interested institutions, as well as ComVest, to replace and/or modify the Credit Facility. If needed, the Chairman has provided Management with a financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 3.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods.  For the quarters ended March 31, 2010 and 2009, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 46% and 54% of purchases, respectively.

Note 4.  Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2010	December 31, 2009
Trade Receivables	$9,349,638	$8,997,439
Less: Allowance for Doubtful Accounts	(730,352)	(734,962)
Trade Receivables, Net	$8,619,286	$8,262,477

Note 5.  Inventories.

The following is a summary of inventories at:

	March 31, 2010	December 31, 2009
Raw Materials	$1,076,537	$1,232,259
Finished Goods	3,616,077	3,241,904
Total Inventories	$4,692,614	$4,474,163

Note 6.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2010	December 31, 2009
Vehicles	$779,219	$715,359
Leasehold Improvements	143,992	143,992
Office Furniture and Equipment	247,610	198,278
Computers and Software	749,246	706,931
Machinery and Equipment	2,147,718	2,118,227
Plant Construction in Progress	175,861	175,861
Total Property, Plant and Equipment	$4,243,646	$4,058,648
Less: Accumulated Depreciation	(1,738,599)	(1,636,149)
Total Property, Plant and Equipment, Net	$2,505,047	$2,422,499

Note 7.  Goodwill and Other Intangible Assets.

The following is a summary of Goodwill at:

Goodwill

	March 31, 2010	December 31, 2009
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets at:

Other Intangible Assets

	March 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(345,735)	$859,235	$(303,927)
Product Formulation	138,471	(46,926)	138,471	(44,618)
Trade Names	740,325	(84,131)	740,325	(71,792)
Non-Competes	210,000	(73,500)	210,000	(63,000)
Total Other Intangible Assets	$1,948,031	$(550,292)	$1,948,031	$(483,337)

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	March 31, 2010	December 31, 2009
Accrued Payroll	$105,312	$—
Accrued Commissions	29,708	41,788
Accrued Inventory Purchases	56,185	36,116
Accrued Non-Inventory Purchases	4,417	3,277
Accrued Taxes and Other	346,475	322,652
Accrued Insurance	322,512	190,913
Accrued Preferred Dividends Payable	1,748,187	1,406,670
Accrued Rebates Payable	5,024	16,037
Deferred Finance Charge Income	181,239	80,600
Total Accrued Expenses and Other Current Liabilities	$2,799,059	$2,098,053

Note 9.  Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, which has been amended from time to time (“Loan Agreement”), under which ComVest agreed to loan up to $9,500,000 under the Revolving Note and $3,000,000 under the Convertible Note, and Lapolla agreed to issue certain warrants (“Warrants”) to ComVest and register the underlying shares issuable under the Convertible Note and the Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Note, and Convertible Note, amended the existing Warrants, and issued a new warrant. The modified debt instruments were recorded at fair value of $851,917 on June 30, 2008. The modified debt’s effective interest rate is approximately 30%. The resulting discounts, as noted below, are being amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of material terms of the ComVest agreements described above are provided below.

A.  Loan Agreement – The Loan Agreement contains certain material repayment covenants relating to the Revolving Note (triggered by a Borrowing Base calculation less than the balance outstanding) and Convertible Note (triggered by failure to make principal repayments) (collectively, the “Notes”), as well as a limitation on the amount of capital expenditures ($500,000 for 2009 and 2010), which if not complied with, would be considered an event of default. If a repayment event of default were to occur under the Notes, and said event of default was not timely cured, whether by waiver by ComVest or otherwise by the Company, the financial obligations outstanding under the Notes, at the option of ComVest, could be accelerated and become immediately due and payable.  At March 31, 2010, the Company was in compliance with its Loan Agreement and related Notes.

B.  Revolving Credit Note – Under the Revolving Note, ComVest agreed to provide a secured revolving credit facility, from June 30, 2008 to August 31, 2010, in an aggregate principal amount not to exceed, the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory), or (ii) $9,500,000. The Revolving Note bears interest according to a coverage ratio formula ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0% (7.5% at March 31, 2010). At March 31, 2010, the Borrowing Base calculation was $8,212,916 and after subtracting the balance outstanding of $8,366,830 under the Revolving Note, an amount of $153,914 was due to ComVest and paid by the Company. Unamortized discount was $281,211 at March 31, 2010.

C.  Convertible Term Note - The Convertible Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Note is personally guaranteed by the Chairman of the Board. If any of the installments are not met by the Company, the Chairman’s personal guarantee would then take affect. At March 31, 2010, the balance outstanding under the Convertible Note was $2,500,000 and unamortized discount was $264,163.

D.  Warrants - The Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.60 per share and 1,000,000 are exercisable at a price of $.78 per share, expire on June 30, 2013, and have an aggregate fair value of $2,065,886.

E.  Registration Rights – The Company determined that no liability was recognizable at March 31, 2010 for registration payment arrangements based on the fact that the Company’s outstanding Registration Statement was effective at March 31, 2010.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 10.  Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the embedded conversion feature associated with the ComVest Convertible Term Note and associated Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (Loss) on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At March 31, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the embedded conversion feature and freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the embedded conversion feature and the freestanding warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, 2010 and March 31, 2010. The primary assumptions include projected annual volatility of 142% and holder exercise targets at 135% of the conversion price for the Convertible Term Note and 150% of exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of January 1, 2009 upon implementation of EITF 07-05 was estimated by management to be $890,289. Amounts previously recorded to paid-in capital associated with these derivatives of $1,555,420 were reversed and the remaining $665,131 was recorded as a cumulative adjustment to accumulated deficit. The fair value of the derivatives as of March 31, 2010 was estimated to be $414,743. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	As of March 31, 2010
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$414,743	—	—	$414,743	$414,743
Total Derivative Liabilities	$414,743	—	—	$414,743	$414,743

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of January 1, 2010	$571,864	$571,864
Total (Gains) or Losses (realized/unrealized)included in Net Income (Loss)	(157,121)	(157,121)
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at March 31, 2010	$414,743	$414,743

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11.  Long Term Debt.

The following is a summary of long term debt at:

	March 31, 2010	December 31, 2009
Various notes payable on vehicles and equipment, due in monthly installments, and maturing through 2014.	$173,428	$217,470
Less: Current Maturities	(73,657)	(73,656)
Total Long-Term Debt	$99,771	$143,814

Note 12.  Related Party Transactions.

(a)  On February 1, 2010, the Company accepted the voluntary redemption of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $100,000 in cash.

(b)  On February 19, 2008, Mr. Kurtz, Chairman of the Board and majority stockholders, and Mr. Nadel, a director, entered into a private agreement whereby Mr. Kurtz agreed to transfer approximately 1,084,000 shares, in two installments, of his restricted common stock to Mr. Nadel in order to secure his continued participation required with his role as a Board member for a two year period. The first installment of 500,000 shares was transferred to Mr. Nadel on February 19, 2008 and second installment of 584,000 shares was transferred to Mr. Nadel on February 18, 2009 by Mr. Kurtz. The installments vest one year after the date of each installment. The closing price of the Company’s common stock as traded on the NASDAQ OTCBB on the date of the private agreement was $.70 per share. The grant-date fair value related to this transaction is $758,800. On February 18, 2010, the Company recorded the remaining grant-date fair value compensation cost of $18,800 to complete this plan.

(c)  On March 31, 2010, Mr. Kurtz, Chairman of the Board and majority stockholder, converted $19,000 of indebtedness owed by the Company to him, of which $18,800 represented a loan payable – related party and $200 represented accrued interest related thereto, into 19 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

Note 13.  Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	March 31, 2010	March 31, 2009
	Amount	Amount
Net Income (Loss)	$164,424	$(1,178,652)
Net Income (Loss) Per Share – Basic	$0.00	$(0.02)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803
Net Income (Loss) Per Share – Diluted	$0.00	$(0.02)
Weighted Average Common Shares Outstanding	74,473,212	63,944,803
Plus: Dividends on Preferred Stock	(341,517)	(201,600)
Net (Loss) Available to Common Stockholders	$(177,093)	$(1,380,252)
Net (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.02)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803

For the three month period ended March 31, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were: (i) 3,458,910 shares issuable upon conversion of the Convertible Note, (ii) 2,500,000 shares issuable upon exercise of warrants, and (iii) 4,569,499 shares issuable upon exercise of vested stock options. For all other periods, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. The securities that could potentially dilute net (loss) per share – diluted for March 31, 2009 and net (loss) per share available to common stockholders – basic and diluted for March 31, 2010 and March 31, 2009 in the future that were not included in the computation of net (loss) per share – diluted and net (loss) per share available to common stockholders – basic and diluted were: (i) 3,458,910 and 3,896,104 shares issuable upon conversion of the Convertible Note, (ii) 2,500,000 and 2,500,000 shares issuable upon exercise of warrants, and (iii) 4,569,499 and 3,790,766 shares issuable upon exercise of vested stock options, of common stock for the three months ended March 31, 2010 and March 31, 2009, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 14.  Preferred Stock.

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available therefor. At March 31, 2010 and December 31, 2009, an aggregate of 13,835 and 13,916 shares were outstanding with an aggregate consideration of $13,835,000 and $13,916,000, respectively. There were $1,748,187 and $1,406,670 dividends accrued and $-0- and $207,969 paid at March 31, 2010 and December 31, 2009, respectfully.

During the first quarter of 2010, the Company:

(a)   Accepted the voluntary redemption of an aggregate of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from a director, for an aggregate of $100,000 in cash. See also Note 12 - Related Party Transactions, Item (a).

(b)   Issued an aggregate of 19 shares of Series D Preferred Stock, par value $1.00 per share, to a director in exchange for cancellation of an aggregate of $19,000 of indebtedness, at $1,000 stated value per share, of which $18,800 was for a loan payable – related party and $200 was for accrued interest. See also Note 12 - Related Party Transactions, Item (c).

Note 15.   Business Segment Information.

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

Reportable Segments

The following table includes information about our reportable segments for the three months ended:

	March 31, 2010			March 31, 2009
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$11,871,302	$1,533,033	$13,404,335	$8,459,784	$1,280,296	$9,740,080
Cost of Sales	8,857,786	1,164,173	10,021,959	6,409,555	1,024,773	7,434,328
Gross Profit	3,013,516	368,860	3,382,376	2,050,229	255,523	2,305,752
Depreciation	48,400	6,250	54,651	50,175	7,593	57,768
Amortization of Other Intangible Assets	53,368	6,892	60,260	52,715	7,978	60,693
Interest Expense	211,586	27,325	238,911	215,229	32,573	247,802
Segment Profit (Loss)	913,337	97,648	1,010,985	(164,214)	(79,609)	(243,822)
Segment Assets (1)	19,467,690	3,382,215	22,849,905	17,039,740	3,964,906	21,004,646
Expenditures for Segment Assets	$163,840	$21,158	$184,998	$16,591	$8,542	$25,133

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s condensed totals at:

Profit or Loss	March 31, 2010	March 31, 2009
Total Profit or Loss for Reportable Segments	$1,010,985	$(243,822)
Unallocated Amounts:
Corporate Expenses	(846,561)	(934,830)
Income (Loss) Before Income Taxes	$164,424	$(1,178,652)

Assets	March 31, 2010	March 31, 2009
Total Assets for Reportable Segments (1)	$22,849,905	$21,004,646
Other Unallocated Amounts (2)	195,059	288,836
Condensed Total	$23,044,964	$21,293,482
_____________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes cash, cash equivalents, prepaid expenses, and deposits relating to corporate assets.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16.  Subsequent Events.

(a)   On May 5, 2010, the Company and Douglas J. Kramer, CEO and President, entered into an amendment to that certain Executive Employment Agreement dated May 5, 2008 and Stock Option Agreement of even date, effective as of January 1, 2010, to: (i) extend his employment term to December 31, 2013; (ii) change his transaction bonus upon a change in control to 8.5%; (iii) add an annual bonus based on meeting Board approved operating budget requirements; and (iv) canceling his remaining 1,500,000 unvested stock options.

(b)   The Company entered into a new Executive Employment Agreement with Charles Zajaczkowski, effective May 10, 2010, to serve as Chief Financial Officer and Corporate Treasurer, which provides: (i) employment term to December 31, 2012; (ii) annual base salary of $160,000; (iii) annual bonus based on meeting Board approved operating budget requirements; and (iv) change in control bonus.

(c)   The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2010 and 2009, and our financial condition at March 31, 2010. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our financial statements and the related notes for the year ended December 31, 2009, including any amendments thereto.

Outlook

The Company’s outlook is very aggressive, as we expect sales to continue to grow to record levels in 2010. Our optimism is based on our market share gains in the construction and insulation markets being driven by growing consumer awareness about energy efficient foams and coatings. Margin increases as a result of vertical integration and sales growth, coupled with tighter controls on spending are expected to enable us to achieve profitability throughout 2010. Although the markets for our products are highly competitive, we believe that our competitive advantages rooted in our product formulations, credentials, approvals and performance, price structures, as well as technical customer service and widespread availability due to our broad distribution channels, will enable us to continue to achieve record results. In addition, we offer the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. For the three month period ended March 31, 2010, Foam and coatings sales have increased by 38%, compared to the same quarter in 2009. We are making significant headway in our Canadian operations which only started to take shape during the latter part of 2009 when we initiated them. From all indications, it appears we are in the midst of a general economic recovery, our energy saving foam and coating product lines are in high demand, and we are on track to substantially exceed our second quarter of 2009 sales at this time.

Performance for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

	March 31, 2010	March 31, 2009
Sales	$13,404,335	$9,740,079

Sales increased $3,664,255, or 37.6%, for the first quarter of 2010 compared to the first quarter of 2009. Foam sales increased $3,411,518, or 40.3%, and Coatings sales increased $252,737, or 19.7%, quarter over quarter, due to continued market penetration and overall consumer demand and awareness. The increase in foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional insulation to more energy efficient SPF. Our AirTight division had approximately $2.5 Million in sales in the first quarter of 2010 compared to $1.5 Million in sales in the comparable 2009 quarter. Highly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Management expects coatings sales to pick up throughout 2010 due to pent up demand from the general economic recession in 2009. Pricing changes added approximately $680,000 to sales, while sales volumes increased approximately $2,984,256.

Cost of Sales

Cost of sales increased $2,587,632, or 35%, due to a 37.6% overall increase in sales, of which 40.3% was from our foam segment, and 19.7% was from our coatings segment. We had a 74% increase in freight costs during the first quarter of 2010, along with a 3.3% decrease in material costs. Freight costs escalated in the first quarter of 2010 due to higher trip rates and increased sales volumes.

Gross Profit

Our gross profit increased $1,076,624, or 47% for the first quarter of 2010 compared to the first quarter of 2009, due to our sales growth and decreased material costs, of which 89% resulted from our foam segment and 11% resulted from our coatings segment. Gross margin percentage increased 1.5% quarter over quarter due to manufacturing efficiencies from increased volume and increased purchasing power with key vendor alliances and increased manufacturing efficiencies in both of our segments.

Index

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other income or expense. These total operating expenses decreased $266,453, or 8%, in the first quarter of 2010 compared to the first quarter of 2009, due to decreases of $186,619 for SG&A, $3,465 for depreciation, $482 for amortization of other intangible assets, $7,197 for consulting, $35,767 for interest expense, and $22,157 for interest expense – related party, other income of $43,518, and a gain on our derivative liability of $31,639, offset by an increase of $24,229 for professional fees and $40,162 for interest expense – amortization of discount.

SG&A decreased $186,619, or 6.7%, due to decreases of $29,417 for advertising, $242,973 for bad debt expense, $26,841 for insurances, $6,462 for investor relations, $25,706 for rents, $164,600 for share based compensation, and $47,860 for travel, offset by increases of $42,560 for marketing, promotions, and trade shows, $37,236 for corporate office expenses, $10,420 for distribution, $125,814 for payroll and related employee benefits, and $141,210 for commissions. The decrease in bad debts in the first quarter of 2010 is from a general economic recovery and tightened credit controls. The decrease in rents is due to closure of our Arizona facility in 2009, offset by our expansion into the Canadian market as well as additional distribution channels throughout the United States to better serve our customers. The increase in marketing, promotions and trade shows was due to broader based marketing plan, including television commercials. Corporate office expenses increased primarily due to an increase in bank and credit card fees. Payroll and benefits increased due to hiring additional staff, primarily sales personnel.

Professional fees increased $24,229, or 18%, from the first quarter of 2010 compared to the first quarter of 2009 due to a legal settlement relating to the closure of our Arizona facility.

Depreciation expense decreased $3,465, or 5%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due primarily to certain assets being fully depreciated.

Amortization of other intangible assets expense decreased $482, or 1%, in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, due primarily to certain other intangible assets being fully amortized.

Consulting fees decreased $7,197, or 12%, in the first quarter of 2010 compared to the first quarter of 2009, due to the Company requiring less outside professional services during the period.

Interest expense decreased $35,767, or 14%, in the three months ended March 31, 2010 compared to the prior comparable quarter, due to a lower interest rate on the ComVest revolving credit note during the current period.

Interest expense – related party decreased $22,157, or 99%, in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, due to the conversion of the Chairman’s outstanding note and loans payable – related party at the end of the 2009 year.

Interest expense – amortization of discount increased $40,162, or 19%, in the first quarter of 2010 compared to the first quarter of 2009, due to an increase in the amortizable discount associated with our ComVest credit instruments.

We had an increase in the gain on our derivative liability of $31,639, or 25%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to the maturing of the ComVest convertible term note.

Other income increased $43,518, or 100%, in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, due primarily to an increase in the amount of finance charges collected from past due customers during the current period.

Net Income

We had a net income of $164,424 in the first quarter of 2010 compared to a net loss of $1,178,652 in the first quarter of 2009, primarily due to a sales increase of $3,664,255, gross margin percentage increase of 1.5%, operating expense decrease of $266,453, a gain on our derivative liability of $157,121, and an increase in our other income of $43,518. Net income per share was $0.00 in the current quarter compared to a net loss per share of $0.02 in the prior comparable quarter.

Net (loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share decreased $1,203,159, or 87%, and $0.02, or 100%, in the first quarter of 2010 compared to the first quarter of 2009, respectively, due to net income in the current quarter of $164,424, partially offset by an increase in preferred stock dividends of $139,917 from an increase in the amount of preferred shares outstanding in the current quarter.

Index

Results of Business Segments

The following is a summary of sales by segment at:

Segments	March 31, 2010	March 31, 2009
Foam	$11,871,302	$8,459,784
Coatings	$1,533,033	$1,280,296

Foam Segment

Foam sales increased $3,411,518, or 40.3%, in the first quarter of 2010 compared to the first quarter of 2009, due to cost conscious building owners and consumers continue to seek relief from volatile energy prices, as spray polyurethane foam (SPF) gains market share from traditional insulation systems. Our AirTight Division furthered our market penetration into the foam segment through its training, startup and rig building operations. By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market SPF, sales growth from equipment continues to escalate and the ongoing sales of Lapolla foam has followed. Foam segment equipment sales were $1,257,427 in the first quarter of 2010 compared to $197,775 in the prior comparable quarter. Foam cost of sales increased $2,448,231, or 38.2%, quarter over quarter, due to manufacturing efficiencies from increased volumes, partially offset by reductions in raw material costs from increased purchasing power with key vendor alliances, resulting in an increased gross profit and gross margin percentage. Our foam segment realized a profit of $913,337 in the first quarter of 2010, compared to a loss of $164,214 in the prior comparable period, as targeted market share gains were achieved.

Coatings Segment

Coatings sales increased $252,737, or 19.7%, in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, due to a general economic recovery in the roofing construction business and pent up demand from the general economic recession in the prior period. Coatings cost of sales increased $139,400, or 13.6%, in the first quarter of 2010 compared to the first quarter of 2009, due to higher sales volumes. Our coatings segment realized a profit of $97,648 in the first quarter of 2010, compared to a loss of $79,609 in the prior comparable period, as demand increased due to the general economic recovery.

Reportable Segment Profits

We had total segment profits of $1,010,985 in the first quarter of 2010 compared to a net loss of $243,822 in the first quarter of 2009, due primarily to increases in foam sales of $3,441,518, coatings sales of $252,737, and a gross margin percentage increase of 1.5%.

Liquidity and Capital Resources

Cash on hand at March 31, 2010 was $25,943 compared to $400,821 at December 31, 2009. Cash flow has improved substantially from the first quarter of 2009 compared to the first quarter of 2010 due to the increased gross margin associated with our increased sales volumes. We have relied solely on the cash generated from our operations from the end of July 2009 to the date of filing this report to operate our business and expect that trend to continue for the foreseeable future. During the first quarter of 2009, we primarily relied on funds from our Chairman of the Board and majority stockholder to operate our business. Although the Company has stockholders equity of $3,452,654 at March 31, 2010 and is relying solely on cash generated from its operations to run its business, there are concerns about the liquidity of the Company at March 31, 2010 based on a working capital deficit of $5,277,432 due to the maturing of the ComVest Credit Facility on August 31, 2010. The outstanding Credit Facility consists of the Convertible Term Note with an outstanding balance of $2.3 Million and Revolving Credit Note with an outstanding balance of $8.2 Million. Management is currently undergoing talks and negotiations with several interested institutions, as well as ComVest, to replace and/or modify the Credit Facility. If needed, the Chairman has provided Management with a financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010. Notwithstanding the foregoing, we may seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our continuing aggressive strategic growth plans and pay off our maturing Credit Facility. If the Company chooses to raise additional capital other than from ComVest, anti-dilution provisions under the Convertible Term Note and Warrants may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price, including conversion price, of the common stock sold, and a 25% of the qualified proceeds raised repayment requirement up to the amount due under the Convertible Term Note will be triggered. The ComVest limitations may adversely impact our ability to raise additional capital.

Index

Net cash provided by our operations was $299,434 for the three months ended March 31, 2010 compared to net cash used in our operations of $1,659,632 for the three months ended March 31, 2009. The cash provided by our operations for the three months ended March 31, 2010 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, deposits and other non current assets, and decreases in prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities. In the first quarter of 2010, the Company did not borrow any additional funds from the Credit Facility nor from the Chairman of the Board under his 2010 financial commitment, compared to borrowing $1,750,000 from the Chairman under his 2009 financial commitment in the first quarter of 2009. We used the cash generated from our operations for the first quarter of 2010 to make principal repayments of $250,000 to ComVest pursuant to the terms of the Convertible Term Note, paid a director $100,000 in cash for the voluntary redemption of 100 shares of Series D Preferred Stock, paid $90,086 pursuant to the AirTight Asset Purchase promissory note, and purchased $184,998 in property, plant and equipment. Trade receivables, net, increased $363,589, or 4%, due to increased sales, partially offset by increased collections. Inventories increased $218,451, or 5%, due to increased sales, partially offset by more efficient utilization of inventories. Prepaid expenses and other current assets decreased $82,827, or 9%, due to accelerated amortization of deferred advertising, marketing, promotions, and trade show activities to support our 38% growth during the current period. Deposits and other non current assets increased $126,488, or 22%, due to an increase in long term prepaid expenses related to approvals and certifications. Accounts payable increased $156,719, or 3%, due to increases in purchases of finished goods and raw materials, as well as other corporate expenses, to support the current quarter’s growth, partially offset by more efficient utilization of cash. Accrued expenses and other current liabilities increased $359,688, or 17%, due to an increase in accrued payroll, preferred dividends, insurances, and deferred finance charges.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
ComVest Convertible Term Note	$2,413,361	$—	$—	$—	$2,413,361
ComVest Revolving Credit Note	8,366,830	—	—	—	8,366,830
Long-Term Debt Obligations	55,611	108,412	9,405	—	173,428
Estimated Interest Payments on Long-Term Debt and ComVest Obligations	404,900	12,392	1,053	—	418,345
Purchase Order Obligations	772,994	—	—	—	772,994
Operating Lease Obligations	287,945	158,981	—	—	446,926
Total	$12,301,641	$279,785	$10,458	$—	$12,591,884
______________________
The information provided in the table above relates to credit instruments, vehicle notes, purchase obligations, and facility leases.

We currently have two material debt covenants: (i) the Company is not allowed to make capital expenditures in excess of $500,000 for the year ended December 31, 2010, and (ii) the Company is not allowed to exceed a borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory (“Borrowing Base”). The Borrowing Base calculation determined our maximum allowed outstanding as of March 31, 2010 was $8,212,916 and after subtracting the balance outstanding of $8,366,831 under our Revolving Credit Note at March 31, 2010, we exceeded the Borrowing Base by $153,914. We paid $153,914 to ComVest pursuant to our Loan Agreement and were in compliance with our Credit Facility at March 31, 2010. The Company is required to submit its Borrowing Base calculation to ComVest monthly. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolving Credit Note, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolving Credit Note at any given time, ComVest, in its discretion, may accelerate any and all amounts outstanding under the Credit Facility.

Net cash used in investing activities was $275,084 for March 31, 2010, reflecting an increase of $249,951 when compared to $25,133 for March 31, 2009. We invested $184,998 in new property, plant and equipment during the quarter ended March 31, 2010 compared to $25,133 in the prior comparable quarter. We also paid $90,086 pursuant to our AirTight Asset Purchase promissory note on March 31, 2010. During the first quarter of 2010, property, plant and equipment additions included $63,860 for vehicles (sales personnel), $49,322 for office furniture and equipment, $42,315 for computers and software, and $29,491 for machinery and equipment.

Net cash used in financing activities was $394,042 for the first quarter of 2010 compared to net cash provided by financing activities of $1,719,328 for the three months ended March 31, 2009. We made principal repayments of $250,000 under our Convertible Term Note, reducing our balance owed thereunder to $2,413,361. There are five more scheduled payments of $83,333 and a balloon payment of $1,996,694 due to ComVest under the Convertible Term Note which matures on August 31, 2010. We made $44,042 in principal repayments on our long term debt primarily related to vehicles and paid $100,000 to a director for the voluntary redemption of 100 shares of our Series D Preferred Stock during the first quarter of 2010. We did not borrow any additional funds under our ComVest Credit Facility or our 2010 financial commitment from the Chairman during the quarter ended March 31, 2010, compared to borrowing $1,750,000 from our Chairman during the first quarter of 2009 pursuant to his 2009 financial commitment.

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

Item 4.  Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and operating at the reasonable assurance level. A material weakness existed. As described in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, we determined that insufficient senior level finance and accounting positions contributed to significant year end adjustments. This lack of senior level staffing continued during the quarterly period ended March 31, 2010 as well.  A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. Due to the Company’s continued growth, additional and/or realignment of accounting staff is required to more effectively manage the increased volumes of business. The actions that the Company has taken to correct this material weakness include but are not limited to: (a) hired a new CFO with specific experience in the industries in which we operate our businesses; (b) reevaluated all existing accounting personnel and realigned certain accounting tasks to more effectively manage current workloads; and (c) implemented additional reconciliation verification procedures with increased executive oversight. The Company believes all of the foregoing actions taken after March 31, 2010 should rectify the material weakness identified above. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Item 4T.  Controls and Procedures.

Quarterly Internal Control Over Financial Reporting Evaluation

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established by COSO. As described in Part I, Item 4 above, we determined that insufficient senior level staffing made our internal control over financial reporting, as of March 31, 2010, the end of the quarterly period covered by this report, not effective. However, we made certain changes to our internal controls over financial reporting, as described in Part I, Item 4 above, after March 31, 2010, which should make our internal controls over financial reporting effective hereafter.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.  Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, including any amendments thereto, are hereby incorporated in their entirety herein by this reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2010, we issued, in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 19 shares of Series D Preferred Stock, par value $1.00 per share, to our Chairman and majority stockholder, in exchange for cancellation of an aggregate of $19,000 of indebtedness, at $1,000 stated value per share, of which $18,800 represented a loan payable – related party and $200 represented accrued interest related thereto.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.

See Index of Exhibits on Page 21.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: May 12, 2010	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: May 12, 2010	By:	/s/ Michael T. Adams, PFO
	Name:	Michael T. Adams
	Title:	Principal Financial Officer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.