Form 10-Q
period 2010-06-30
LAPOLLA INDUSTRIES INC
filed 2010-08-12
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

As of August 9, 2010 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

June 30, 2010 and December 31, 2009	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2010 and 2009	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2010 and 2009	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$16,520	$400,821
Trade Receivables, Net	8,713,022	8,262,477
Inventories	5,669,740	4,474,163
Prepaid Expenses and Other Current Assets	938,823	960,090
Total Current Assets	15,338,105	14,097,551

Property, Plant and Equipment, Net	2,533,360	2,422,499

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,333,094	1,464,694
Deposits and Other Non-Current Assets	674,867	565,755
Total Other Assets	6,242,789	6,265,277

Total Assets	$24,114,254	$22,785,327

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,254,752	$5,626,877
Accrued Expenses and Other Current Liabilities	1,372,490	2,098,053
Current Portion of Convertible Term Note, Net	2,012,281	2,235,837
Current Portion of Revolving Credit Note, Net	7,884,568	8,091,835
Current Portion of Asset Purchase Promissory Note	—	180,172
Current Portion of Derivate Liability	381,914	571,864
Current Portion of Long-Term Debt	41,833	73,656
Total Current Liabilities	18,947,838	18,878,294

Other Liabilities:
Non Current Portion of Long-Term Debt	94,293	143,814
Total Other Liabilities	94,293	143,814

Total Liabilities	19,042,131	19,022,108

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series D, 25,000 Shares Authorized; 15,242 and 13,916 Issued and Outstanding and $15,241,670 and $13,916,000 aggregate liquidation preference at June 30, 2010 and December 31, 2009, respectively	15,242	13,916
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803 Issued and Outstanding at June 30, 2010 and December 31, 2009, respectively	639,448	639,448
Additional Paid-In Capital	82,401,102	81,802,159
Accumulated (Deficit)	(77,983,669)	(78,692,304)
Total Stockholders' Equity	5,072,123	3,763,219

Total Liabilities and Stockholders' Equity	$24,114,254	$22,785,327

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$16,646,574	$10,939,502	$30,050,909	$20,679,581

Cost of Sales	12,409,875	8,004,188	22,431,835	15,438,515

Gross Profit	4,236,699	2,935,314	7,619,074	5,241,066

Operating Expenses:
Selling, General and Administrative	3,025,660	3,354,757	5,624,752	6,140,468
Professional Fees	67,358	198,875	226,807	334,095
Depreciation	80,661	80,191	141,384	144,379
Amortization of Other Intangible Assets	64,647	67,885	131,602	135,322
Consulting Fees	67,039	53,074	121,568	114,799
Interest Expense	235,910	264,680	459,827	524,364
Interest Expense – Related Party	—	58,085	200	80,442
Interest Expense – Amortization of Discount	265,328	222,839	519,054	436,403
(Gain) Loss on Derivative Liability	(32,829)	(30,614)	(189,950)	(156,096)
Other (Income) Expense	(79,957)	—	(123,475)	—
Total Operating Expenses	3,693,817	4,269,772	6,911,769	7,754,176

Net Income (Loss)	$542,882	(1,334,458)	$707,305	(2,513,110)
Dividends on Preferred Stock	(344,453)	(203,840)	(685,971)	(405,440)
Net Income (Loss) Available to Common Stockholders	$198,429	(1,487,477)	$21,334	(2,918,550)

Net Income (Loss) Per Share - Basic	$0.00	$(0.02)	$0.00	$(0.04)
Weighted Average Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803

Net Income (Loss) Per Share - Diluted	$0.00	$(0.02)	$0.00	$(0.04)
Weighted Average Shares Outstanding	64,106,124	63,944,803	64,101,141	63,944,803

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss):	$707,305	$(2,365,170)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation	225,257	205,861
Amortization of Other Intangible Assets	131,602	135,322
Provision for Losses on Accounts Receivable	56,780	850,204
Amortization of Discount on Convertible Term and Revolving Credit Notes	519,054	436,403
Share Based Compensation Expense	(20,629)	47,798
Gain (Loss) on Derivative Liability	(189,950)	(156,096)
Changes in Assets and Liabilities:
Trade Receivables	(507,325)	(784,218)
Inventories	(1,195,577)	1,314
Prepaid Expenses and Other Current Assets	21,267	509,893
Deposits and Other Non-Current Assets	(109,112)	(7,659)
Accounts Payable	1,627,874	(1,966,131)
Accrued Expenses and Other Current Liabilities	170,621	(767,049)
Net Cash Provided By (Used In) Operating Activities	1,437,165	(3,859,528)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(336,118)	(48,490)
Payment on AirTight Asset Purchase Promissory Note	(180,172)	—
Net Cash (Used In) Investing Activities	(516,290)	(48,490)

Cash Flows From Financing Activities
Principal Repayments to Convertible Term Note	(583,333)	—
Proceeds from Revolving Credit Note	300,000	—
Principal Repayments to Revolving Credit Note	(666,830)	—
Proceeds from Loans Payable – Related Party	—	4,100,000
Principal Repayments on Long Term Debt	(81,344)	(49,350)
Payment of Preferred Stock Dividends	(175,000)	(10,000)
Payments for Voluntary Redemption of Preferred Stock	(100,000)	—
Net Cash (Used In) Provided By Financing Activities	(1,306,507)	4,040,650

Net Effect of Exchange Rate Changes on Cash	1,331	69,252

Net Increase (Decrease) In Cash	(384,301)	201,884
Cash at Beginning of Year	400,821	42,845
Cash at End of Year	$16,520	$244,729

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$460,026	$524,363

Supplemental Schedule of Non Cash Investing and Financing Activities:
Preferred Stock Issued – Cancellation of Indebtedness	1,406,670	—
Property, Plant and Equipment acquired from Issuance of Long Term Debt	—	78,265
Accrued Series D Preferred Stock Dividends	685,971	1,188,054

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 18. Refer also to the Company’s 2009 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the six month period ended June 30, 2010.

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the 2010 unaudited condensed financial statement presentation.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities as of January 1, 2010 was estimated to be $571,864. The fair value of our derivative liabilities as of June 30, 2010 was estimated to be $381,914. We review underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.5 Million and $21.8 Million at June 30, 2010 and December 31, 2009, respectively. The Company recorded a valuation allowance equal to its deferred tax assets to reduce the net carrying value to zero at this time. If the Company reduces the valuation allowance against its available deferred tax asset to an amount it believes is more likely than not to be realized after a full year of profitability, the Company’s operating results and financial condition will be positively affected in future periods.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness. Net property, plant and equipment totaled $2,533,360 and $2,422,499 as of and for the six months ended June 30, 2010 and year ended December 31, 2009, respectively.
Depreciation expense totaled $122,807 and $83,875 for the three months ended and $225,257 and $205,862 for the six months ended June 30, 2010 and 2009, respectively.  The depreciable lives of our manufacturing plant for our Foam and Coatings segments is 20 years. The depreciable lives of our vehicles within our Foam and Coatings segments are principally 5 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may adjust depreciable lives as circumstances change.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable assumptions when performing impairment reviews and cannot predict the occurrence of future events that could result in impairment charges.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at June 30, 2010 and December 31, 2009. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of June 30, 2010, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2010 annual evaluation.

Other Intangible Assets

The Company had other intangible assets, net, of $1,333,094 and $1,464,694 at June 30, 2010 and December 31, 2009, respectively, consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Amortization of other intangible assets totaled $64,646 and $67,885 for the three months ended and $131,600 and $135,321 for the six months ended June 30, 2010 and 2009, respectively.  Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $172,873 and $98,437 for the three months ended and $395,171 and $180,366 for the six months ended June 30, 2010 and 2009, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales was $854,449 and $502,676 for the three months ended and $1,421,954 and $829,141 for the six months ended June 30, 2010 and 2009, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense was $7,857 and $8,801 for the three months ended and $(20,629) and $47,798 for the six months ended June 30, 2010 and 2009, respectively. If additional stock options are granted, financial performance may be negatively affected, and if outstanding stock options are forfeited or canceled, resulting in non-vesting of such stock options, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on stock option activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $588,416 and $734,962 at June 30, 2010 and December 31, 2009, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. Raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 45% and 46% for the second quarter and 45% and 50% for the six months ended June 30, 2010 and 2009, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows, trade magazines, and television commercials, are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  Total advertising and marketing costs expensed were $338,040 and $355,470 during the three month period and $676,610 and $680,894 for the six month period ended June 30, 2010 and 2009, respectively.  The Company incurred certain advertising costs which benefits extend clearly beyond the three and six month periods then ended, of which $109,973 and $33,698 were expensed during the three month period and $225,108 and $33,698 for the six month period ended June 30, 2010 and 2009, respectively.  At June 30, 2010 and 2009, deferred advertising and marketing costs were $-0- and $67,395, respectively.

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

Although the Company has stockholders equity of $5,072,124 at June 30, 2010 and net income of $707,305 for the six months ended June 30, 2010, it also has an accumulated deficit of $77,983,669 and working capital deficit of $3,609,732 at June 30, 2010. As a result, there are concerns about the liquidity of the Company. The Company has an outstanding credit facility with ComVest Capital LLC consisting of a convertible term note (“Convertible Note”) with an outstanding balance of $2.1 Million and revolving credit note with an outstanding balance of $8.0 Million, both of which mature on August 31, 2010 and are classified as current in the accompanying balance sheet at June 30, 2010. Management is currently concluding negotiations with a reputable banking institution to replace the Credit Facility. If needed, the Chairman has provided Management with a financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010.

Note 3.	Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2010	December 31, 2009
Trade Receivables	$9,301,438	$8,997,439
Less: Allowance for Doubtful Accounts	(588,416)	(734,962)
Trade Receivables, Net	$8,713,022	$8,262,477

Note 4.	Inventories.

The following is a summary of inventories at:

	June 30, 2010	December 31, 2009
Raw Materials	$1,599,239	$1,232,259
Finished Goods	4,070,501	3,241,904
Total Inventories	$5,669,740	$4,474,163

Note 5.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2010	December 31, 2009
Vehicles	$767,167	$715,359
Leasehold Improvements	143,992	143,992
Office Furniture and Equipment	265,841	198,278
Computers and Software	811,479	706,931
Machinery and Equipment	2,188,408	2,118,227
Plant Construction in Progress	175,861	175,861
Total Property, Plant and Equipment	$4,352,748	$4,058,648
Less: Accumulated Depreciation	(1,819,388)	(1,636,149)
Total Property, Plant and Equipment, Net	$2,533,360	$2,422,499

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.	Goodwill and Other Intangible Assets.

The following is a summary of Goodwill at:

Goodwill

	June 30, 2010	December 31, 2009
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets at:

Other Intangible Assets

	June 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(385,233)	$859,235	$(303,927)
Product Formulation	138,471	(49,234)	138,471	(44,618)
Trade Names	740,325	(96,470)	740,325	(71,792)
Non-Competes	210,000	(84,000)	210,000	(63,000)
Total Other Intangible Assets	$1,948,031	$(614,937)	$1,948,031	$(483,337)

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 7.	Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	June 30, 2010	December 31, 2009
Accrued Payroll	$29,972	$—
Accrued Commissions	43,329	41,788
Accrued Inventory Purchases	235,691	36,116
Accrued Non-Inventory Purchases	5,847	3,277
Accrued Taxes and Other	337,869	322,652
Accrued Insurance	149,065	190,913
Accrued Preferred Dividends Payable	510,971	1,406,670
Accrued Rebates Payable	26,037	16,037
Deferred Finance Charge Income	33,709	80,600
Total Accrued Expenses and Other Current Liabilities	$1,372,490	$2,098,053

Note 8.	Revolving Credit and Term Loan Agreement and Related Agreements.

Background

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest (“Loan Agreement”), under which ComVest agreed to loan up to $9,500,000 under a Revolving Note and $3,000,000 under a Convertible Note, and Lapolla agreed to issue certain warrants to ComVest and register underlying shares issuable under the Convertible Note and Warrants. On June 30, 2008, the Company and ComVest amended and restated the Loan Agreement, Revolving Note, and Convertible Note, amended existing and issued a new warrant, which modified instruments were recorded at a fair value of $851,917. The modified debt’s effective interest rate is approximately 30% which is being amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of the material terms are provided below.

A.  Loan Agreement – The Loan Agreement contains certain material repayment covenants relating to the Revolving Note (triggered by a Borrowing Base calculation less than the balance outstanding) and Convertible Note (triggered by failure to make principal repayments) (collectively, the “Notes”), as well as a limitation on the amount of capital expenditures ($500,000 for 2010), which if not complied with, would be considered an event of default. If a repayment event of default were to occur under the Notes, and said event of default was not timely cured, whether by waiver by ComVest or otherwise by the Company, the financial obligations outstanding under the Notes, at the option of ComVest, could be accelerated and become immediately due and payable.  At June 30, 2010, the Company was in compliance with its Loan Agreement and related Notes.

B.  Revolving Credit Note – Under the Revolving Note, ComVest agreed to provide a secured revolving credit facility, from June 30, 2008 to August 31, 2010, for a principal amount not to exceed, the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory), or (ii) $9,500,000. The Revolving Note bears interest according to a coverage ratio formula ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0% (7.5% at June 30, 2010). At June 30, 2010, the Borrowing Base calculation was $9,122,297 and after subtracting the balance outstanding of $8,000,000 under the Revolving Note, no amount was due to ComVest. Unamortized discount was $115,432 at June 30, 2010.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.	Revolving Credit and Term Loan Agreement and Related Agreements - continued.

C.  Convertible Term Note - The Convertible Note, as amended and restated, was increased to $3,000,000, bears interest at 10% per annum, the principal is payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and is convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The Convertible Note is personally guaranteed by the Chairman of the Board. If any of the installments are not met by the Company, the Chairman’s personal guarantee would then take affect. At June 30, 2010, the balance outstanding under the Convertible Note was $2,080,028 and unamortized discount was $67,747.

D.  Warrants - The Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.60 per share and 1,000,000 are exercisable at a price of $.78 per share, expire on June 30, 2013, and have an aggregate fair value of $2,065,886.

E.  Registration Rights – The Company determined that no liability was recognizable at June 30, 2010 for registration payment arrangements based on the fact that the Company’s outstanding Registration Statement was effective at June 30, 2010.

Note 9.	Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the embedded conversion feature associated with the ComVest Convertible Term Note and associated Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (Loss) on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At June 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the embedded conversion feature and freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the embedded conversion feature and the freestanding warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, 2010 and June 30, 2010. The primary assumptions include projected annual volatility of 147% and holder exercise targets at 135% of the conversion price for the Convertible Term Note and 135% of exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of January 1, 2009 upon implementation of EITF 07-05 was estimated by management to be $890,289. Amounts previously recorded to paid-in capital associated with these derivatives of $1,555,420 were reversed and the remaining $665,131 was recorded as a cumulative adjustment to accumulated deficit. The total Level 3 derivative liabilities carrying value as of June 30, 2010 was estimated to be $381,914. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of occurrence of the events described. Accordingly, changes to these assessments could materially affect the valuation.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of January 1, 2010	$571,864	$571,864
Total (Gains) or Losses (realized/unrealized) included in Net Income (Loss)	(189,950)	(189,950)
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at June 30, 2010	$381,914	$381,914

Note 10.	Long Term Debt.

The following is a summary of long term debt at:

	June 30, 2010	December 31, 2009
Various notes payable on vehicles and equipment, due monthly, and maturing through 2014	$136,126	$217,470
Less: Current Maturities	(41,833)	(73,656)
Total Long-Term Debt	$94,293	$143,814

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11.	Related Party Transactions.

(a)      During the three and six months ended June 30, 2010, the Company paid an aggregate of $6,000 and $12,000 in cash, respectively, to four non-employee directors in equal amounts for director services rendered.

(b)      During the second quarter of 2010, the Company paid $175,000 in accrued Series D Preferred Dividends to Mr. Kurtz, the sole Series D Preferred Stock Holder.

(c)      On May 5, 2010, the Company and Douglas J. Kramer, CEO and President, entered into an amendment to that certain Executive Employment Agreement dated May 5, 2008 and Stock Option Agreement of even date, effective as of January 1, 2010, to: (i) extend his employment term to December 31, 2013; (ii) change his transaction bonus upon a change in control to 8.5% (The transaction bonus shall be in an amount equal to the 8.5% of the “Transaction Value”, which means the total amount of consideration paid in respect of the transaction that resulted in the change in control); (iii) add an annual bonus based on meeting Board approved operating budget requirements; and (iv) canceling his remaining 1,500,000 unvested stock options.

(d)      Effective May 10, 2010, the Company entered into a new Executive Employment Agreement with Charles Zajaczkowski, to serve as Chief Financial Officer and Corporate Treasurer, which provides: (i) employment term to December 31, 2012; (ii) annual base salary of $160,000; (iii) annual bonus based on meeting Board approved operating budget requirements; and (iv) change in control bonus (during the employment period, and provided Mr. Zajaczkowski is still employed by the Company, upon consummation of a change in control, in addition to any other payments or benefits applicable thereto under this Agreement, he shall be entitled to the change in control bonus equal to: (a) 50% of his annual base salary if such change in control occurs within eighteen (18) months from the effective date of his agreement; or (b) 100% of his annual base salary if such change in control occurs after eighteen (18) months from the effective date of his agreement.

(e)      On June 11, 2010, the Company and Michael T. Adams, CGO, EVP, and Secretary, entered into an amendment to that certain Executive Employment Agreement dated May 18, 2009, effective as of January 1, 2010, to: (i) acknowledge his prior agreed salary increase from to $187,500, effective January 1, 2010, which shall be increased to $200,000, effective July 1, 2010, if the Company is at or above budget on June 30, 2010; and (ii) add an annual bonus based on meeting Board approved operating budget requirements.

(f)      On June 30, 2010, Mr. Kurtz, Chairman of the Board and majority stockholder, exchanged $1,406,670 of accrued Series D dividends outstanding at December 31, 2009, into 1,407 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

Note 12.	Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Amount	Amount	Amount	Amount
Net Income (Loss)	$542,882	$(1,334,458)	$707,306	$(2,513,110)
Net Income (Loss) Per Share – Basic	$0.01	$(0.02)	$0.01	$(0.04)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803
Net Income (Loss) Per Share – Diluted	$0.00	$(0.02)	$0.00	$(0.04)
Weighted Average Common Shares Outstanding	64,106,124	63,944,803	64,101,141	63,944,803
Plus: Dividends on Preferred Stock	$(344,454)	$(203,840)	$(685,971)	$(405,440)
Net Income (Loss) Available to Common Stockholders	$198,428	$(1,538,298)	$21,335	$(2,918,550)
Net Income (Loss) Per Share – Basic	$0.00	$(0.02)	$0.00	$(0.05)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803
Net Income (Loss) Per Share – Diluted	$0.00	$(0.02)	$0.00	$(0.05)
Weighted Average Common Shares Outstanding	64,106,124	63,944,803	64,101,141	63,944,803

For the three and six month periods ended June 30, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were 462,499 shares issuable upon exercise of vested stock options. For the three and six month periods ended June 30, 2009, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. For the three and six month period ended June 30, 2009, the securities that could potentially dilute net income per share in the future that were not included in the computation of net income per share – diluted were 308,333 shares issuable upon exercise of vested stock options.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 14.	Preferred Stock.

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available therefor. At June 30, 2010 and December 31, 2009, an aggregate of 15,242 and 13,916 shares were outstanding with an aggregate consideration of $15,241,670 and $13,916,000, respectively. During the six months ended June 30, 2010, the Company accepted the voluntary redemption of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $100,000 in cash. There were $510,971 and $1,406,670 dividends accrued and $1,556,670 and $207,969 paid in cash and/or exchanged for Series D Preferred Stock at June 30, 2010 and December 31, 2009, respectfully.  During the second quarter of 2010, the Company: (a) paid accrued dividends of $175,000 in cash and exchanged $1,406,670 for Series D Preferred Stock to Mr. Kurtz, the sole Series D Preferred Stock Holder.  See also Note 11 - Related Party Transactions, Items (b) and (f).

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended June 30,
	2010			2009
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$14,447,981	$2,198,592	$16,646,573	$8,934,404	$2,005,097	$10,939,501
Cost of Sales	10,786,647	1,623,227	12,409,874	6,431,062	1,573,126	8,004,188
Gross Profit	3,661,334	575,365	4,236,699	2,503,343	431,970	2,935,313
Depreciation	63,007	9,588	72,595	58,944	13,228	80,191
Amortization of Other Intangible Assets	50,498	7,684	58,182	49,898	11,198	67,885
Interest Expense	217,519	33,100	250,619	222,800	50,002	272,802
Segment Profit (Loss)	1,295,465	215,343	1,510,808	(57,241)	(142,686)	(199,927)
Segment Assets (1)	20,089,283	3,834,842	23,924,125	16,727,957	4,913,073	21,641,030
Expenditures for Segment Assets	$131,161	$19,959	$151,120	$20,935	$4,698	$25,634

	Six Months Ended June 30,
	2010			2009
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$26,319,284	$3,731,625	$30,050,909	$17,394,188	$3,285,393	$20,679,581
Cost of Sales	19,644,433	2,787,400	22,431,833	12,840,617	2,597,899	15,438,516
Gross Profit	6,674,851	944,225	7,619,076	4,553,571	687,494	5,241,065
Depreciation	111,407	15,838	127,245	109,297	20,644	129,941
Amortization of Other Intangible Assets	103,866	14,576	118,442	102,436	19,354	121,790
Interest Expense	429,115	60,425	489,540	438,029	82,574	520,604
Segment Profit (Loss)	2,208,803	312,991	2,521,794	(221,454)	(222,295)	(443,749)
Segment Assets (1)	20,089,283	3,834,842	23,924,125	16,727,957	4,913,073	21,641,030
Expenditures for Segment Assets	$295,001	$41,117	$336,118	$37,526	$13,240	$50,767

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 15.	Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss	2010	2009	2010	2009
Total Profit or Loss for Reportable Segments	$1,510,808	$(199,927)	$2,521,794	$(443,749)
Unallocated Amounts:
Corporate Expenses	(967,926)	(1,134,531)	(1,814,489)	(2,069,361)
Income (Loss) Before Income Taxes	$542,882	$(1,334,458)	$707,305	$(2,513,110)

Assets	June 30, 2010	December 31, 2009
Total Assets for Reportable Segments (1)	$23,924,125	$21,904,461
Other Unallocated Amounts (2)	190,129	880,866
Consolidated Total	$24,114,254	$22,785,327
_______________________
(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes corporate assets which are principally cash and cash equivalents.

Note 16.	Subsequent Events.

(a)	Effective July 1, 2010, the Board of Directors of the Company adopted a Director Compensation Program that provides:

(i)	Each outside director will receive cash payments of $2,500.00 each quarter, payable at the end of each quarter; and
(ii)
Each outside directors will receive a stock grant of 100,000 shares, except Jay Nadel who will receive a stock grant of 500,000 shares, which stock grants will vest over a five-year period, with one fifth vesting at the end of each year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the second quarter and six months ended June 30, 2010 and 2009, and our financial condition at June 30, 2010. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our financial statements and the related notes for the year ended December 31, 2009, including any amendments thereto.

Outlook

The Company’s outlook remains aggressive, as we expect sales to continue to grow to record levels in 2010. Our optimism is based on our market share gains during the first half of 2010 in the construction and insulation markets being driven by growing consumer awareness about energy efficient foams and coatings. Sales growth, vertical integration, and tighter controls on spending are expected to enable us to achieve profitability throughout 2010. For the second quarter and six month period ended June 30, 2010, Foam and coatings sales have increased by 51.3% and 13.6%, compared to the same quarter and six month period in 2009, respectively. Our Canadian operations which only started to take shape during the latter part of 2009 are steadily improving. From all indications, it appears the general economic recovery is sustaining, our energy saving foam and coating product lines are in high demand, and we are on track to significantly exceed our third quarter of 2009 financial results at this time.

Performance for the Second Quarter Ended June 30, 2010 compared to the Second Quarter Ended June 30, 2009

Overall Results of Operations

Sales

The following is a summary of sales for the second quarter ended:

	June 30, 2010	June 30, 2009
Sales	$16,646,574	$10,939,502

Sales increased $5,707,072, or 52.2%, for the second quarter of 2010 compared to the second quarter of 2009. Foam sales increased $5,513,577, or 61.7%, and Coatings sales increased $193,495, or 9.7%, quarter over quarter, due to continued market penetration and overall consumer demand and awareness. The increase in foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional insulation to more energy efficient SPF. Our AirTight division had approximately $2.7 Million in sales in the second quarter of 2010 compared to $1.8 Million in sales in the comparable 2009 quarter. High energy costs continue to drive the public’s interest for green building materials and sustainable energy solutions. Management expects coatings sales to continue to increase throughout 2010 due to pent up demand from the general economic recession in 2009. Pricing changes added approximately $96,195 to sales, while sales volumes added approximately $5,610,877.

Cost of Sales

Cost of sales increased $4,405,687, or 55.0%, due to a 52.2% overall increase in sales, generated by a 61.7% increase in our foam segment and 9.7% increase in our coatings segment. We had a 70.0% increase in freight costs during the second quarter of 2010, along with a 5% increase in raw material costs. Freight costs escalated in the second quarter of 2010 due to higher trip rates across the United States and from increased transfers to our Canadian facilities, as well as increased sales volumes.

Gross Profit

Our gross profit increased $1,301,385, or 44.3% for the second quarter of 2010 compared to the second quarter of 2009, due to our sales growth, of which 89.0% of the increase resulted from our foam segment and 11.0% of the increase resulted from our coatings segment.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other income or expense. These total operating expenses decreased $575,955, or 13.5%, in the second quarter of 2010 compared to the second quarter of 2009, due to decreases of $329,097 for SG&A, $131,517 for professional fees, $3,238 for amortization of other intangible assets, $28,770 for interest expense, $58,085 for interest expense – related party, offset by an increase of $470 for depreciation, $13,965 for consulting, $42,489 for interest expense – amortization of discount, other income of $79,957, and of $2,215 for our derivative liability.

SG&A decreased $329,097, or 9.9%, due to decreases of $550,461 for bad debt expense, $2,465 for distribution expense, $64,506 for insurances, $30,632 for marketing and promotions, $51,765 for share based compensation expenses, $12,525 for travel, offset by increases of $13,202 for advertising, $71,271 for corporate office expenses, $1,839 for investor relations, $148,058 for payroll and related employee benefits, $11,817 for rents, and $137.081 for sales commissions. The decrease in bad debts in the second quarter of 2010 is from the general economic recovery, tightened credit controls, and claim payments under our credit insurance policy. Insurances decreased due to competitive bidding.  Share based compensation expense decreased due to the expiration and restructuring of stock option programs from prior years.  Corporate office expenses increased due to the implementation of a cash executive bonus program for the 2010 year. Payroll and related employee benefits increased due to additional staff to support Lapolla's growth.  Sales commissions increased from record sales volumes.

Professional fees decreased $131,517, or 66.1%, from the second quarter of 2010 compared to the second quarter of 2009 due to a reduction in accrued expenses relating to accounting and legal professional services.

Index

Depreciation expense increased $470, or 0.6%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due additions to fixed assets.

Amortization of other intangible assets expense decreased $3,238, or 4.8%, in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, due primarily to certain other intangible assets being fully amortized.

Consulting fees increased $13,965, or 26.3%, in the second quarter of 2010 compared to the second quarter of 2009, due to the Company requiring more outside professional services during the period.

Interest expense decreased $28,777, or 10.9%, in the three months ended June 30, 2010 compared to the prior comparable quarter, due to a lower interest rate on the ComVest revolving credit note during the current period and reduction of principal in the convertible term note.

Interest expense – related party decreased $58,085, or100%, in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, due to the conversion of the Chairman’s outstanding note and loans payable – related party at the end of the 2009 year.

Interest expense – amortization of discount increased $42,489, or 19.1%, in the second quarter of 2010 compared to the second quarter of 2009, due to an increase in the amortizable discount associated with our ComVest credit instruments.

We had an increase in the gain on our derivative liability of $2,215, or 7.2%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due to the maturing of the ComVest convertible term note.

Other income increased $79,957, or 100%, in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, due primarily to an increase in the amount of finance charges collected from past due customers during the current period.

Net Income

We had a net income of $542,882 in the second quarter of 2010 compared to a net loss of $1,334,458 in the second quarter of 2009, primarily due to a sales increase of $5,707,072, gross profit increase of $1,301,385, and an operating expense decrease of $575,954.

Net Income Available to Common Stockholders

Net income available to common stockholders and related income per share was $198,428 and $0.00 for the second quarter of 2010, compared to a net loss available to common stockholders and related loss per share of $1,538,298 and $0.02 for the second quarter of 2009, due to net income in the current quarter of $542,882, offset by preferred stock dividends of $344,454 from the amount of preferred shares outstanding in the current quarter.

Results of Business Segments

The following is a summary of sales by segment for the second quarter ended:

Segments	June 30, 2010	June 30, 2009
Foam	$14,447,981	$8,934,404
Coatings	$2,198,592	$2,005,097

Foam Segment

Foam sales increased $5,513,577, or 61.7%, in the second quarter of 2010 compared to the second quarter of 2009, due to cost conscious building owners and consumers continue to seek relief from volatile energy prices, as spray polyurethane foam (SPF) gains market share from traditional insulation systems. Our AirTight Division furthered our market penetration into the foam segment through its training, startup and rig building operations. By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market SPF, sales growth from equipment continues to escalate and the ongoing sales of Lapolla foam has followed. Foam segment equipment sales were $850,966 in the second quarter of 2010 compared to $512,459 in the prior comparable quarter. Foam cost of sales increased $4,355,585, or 67.7%, quarter over quarter, due to increases in raw material costs, partially offset by manufacturing efficiencies from increased volumes, resulting in an increased gross profit. Our foam segment realized a profit of $1,295,465 in the second quarter of 2010, compared to a loss of $57,241 in the prior comparable period, as targeted market share gains were achieved.

Coatings Segment

Coatings sales increased $193,495, or 9.7%, in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, due to a general economic recovery in the roofing construction business and pent up demand from the general economic recession in the prior comparable period. Coatings cost of sales increased $50,101, or3.2%, in the second quarter of 2010 compared to the second quarter of 2009, due to higher sales volumes. Our coatings segment realized a profit of $215,343 in the second quarter of 2010, compared to a loss of $142,686 in the prior comparable period, as demand increased due to the general economic recovery taking place in the current period.

Reportable Segment Profits

We had total segment profits of $1,510,808 in the second quarter of 2010 compared to a net loss of $199,927 in the second quarter of 2009, due primarily to increases in foam sales of $5,513,577, coatings sales of $193,495, and a gross profit increase of $1,301,385.

Index

Performance for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Overall Results of Operations

Sales

The following is a summary of sales for the six month period ended:

	June 30, 2010	June 30, 2009
Sales	$30,050,909	$20,679,581

Sales increased $9,371,328, or 45.3%, for the six month period ended June 30, 2010 compared to the same period in 2009. Foam sales increased $8,925,096, or 51.3%, and Coatings sales increased $446,232, or 13.6%, quarter over quarter, due to continued market penetration and overall consumer demand and awareness. The increase in foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional insulation to more energy efficient SPF. Our AirTight division had approximately $5.2 Million in sales in the six month period ended June 30, 2010 compared to $3.1 Million in sales in the comparable 2009 quarter. High energy costs continue to drive the public’s interest for green building materials and sustainable energy solutions. Management expects coatings sales to pick up throughout 2010 due to pent up demand from the general economic recession in 2009. Pricing changes added approximately $159,493 to sales, while sales volumes increased approximately $9,211,835.

Cost of Sales

Cost of sales increased $6,993,320, or 45.3%, due to a 45.3% overall increase in sales, generated by a 51.3% increase in our foam segment and 13.6% increase in our coatings segment. We had a 71.5% increase in freight costs during the six month period ended June 30, 2010, along with a 5.2% increase in raw material costs. Freight costs escalated in the current period of 2010 due to higher trip rates across the United States and from increased transfers to our Canadian facilities, as well as increased sales volumes.

Gross Profit

Our gross profit increased $2,378,008, or 45.4% for the six month period ended June 30, 2010 compared to the second quarter of 2009, due to our sales growth, of which 87.6% resulted from our foam segment and 12.4% resulted from our coatings segment.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other income or expense. These total operating expenses decreased $842,407, or 10.9%, in the six month period ended June 30, 2010 compared to the same period in 2009, due to decreases of $515,716 for SG&A, $107,288 for professional fees, $2,995 for depreciation, $3,720 for amortization of other intangible assets, $64,536 for interest expense, and $80,241 for interest - related party, and a gain of $33,854 in our derivative liability and an increase of $123,475 in other income, offset by increases of $6,769 for consulting and $82,651 for interest expense – amortization of discount.

SG&A decreased $515,716, or 8.4%, due to decreases of $16,215 for advertising, $793,424 for bad debt expense, $7,439 for distribution expenses, $91,350 for insurances, $4,624 for investor relations, $13,109 for rents, $216,368 for share based compensation, and $60,384 for travel, offset by increases of $123,101 for corporate office expenses, $11,931 for marketing, promotions, and trade shows, $273,872 for payroll and related employee benefits, and $278,292 for sales commissions. The decrease in bad debts in the six month period ended June 30, 2010 is from the general economic recovery, tightened credit controls, and claim payments under our credit insurance policy. Insurances decreased due to competitive bidding. Share based compensation expense decreased due to the expiration and restructuring of stock option programs from prior years. Corporate office expenses increased due to the implementation of a cash executive bonus program for the 2010 year. Payroll and related employee benefits increased due to additional staff to support Lapolla's growth.  Sales Commissions increased from record sales volumes.

Professional fees decreased $107,289, or 32.1%, in the six month period ended June 30, 2010 compared to the same period in 2009 due to a reduction in accrued expenses relating accounting and legal professional services.

Depreciation expense decreased $2,995, or 2.1%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due primarily to certain assets being fully depreciated.

Amortization of other intangible assets expense decreased $3,720, or 2.7%, in the six month period ended June 30, 2010 compared to the same period in 2009, due primarily to certain other intangible assets being fully amortized.

Consulting fees increased $6,769, or 5.9%, in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009, due to the Company requiring more outside professional services during the period.

Interest expense decreased $64,536, or 12.3%, in the six months ended June 30, 2010 compared to the prior comparable period, due to a lower interest rate on the ComVest revolving credit note during the current six month period.

Interest expense – related party decreased $80,241, or 99.8%, in the six month period ended June 30, 2010 compared to the same period in 2009, due to the conversion of the Chairman’s outstanding note and loans payable – related party at the end of the 2009 year.

Index

Interest expense – amortization of discount increased $82,651, or 18.9%, in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009, due to an increase in the amortizable discount associated with our ComVest credit instruments.

We had an increase in the gain on our derivative liability of $33,854, or 21.7%, in the six months ended June 30, 2010 compared to the same period in 2009, due to the maturing of the ComVest convertible term note.

Other income increased $123,475, or 100%, in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009, due to finance charges collected from past due customers during the current six month period.

Net Income

We had a net income of $707,305 in the six month period ended June 30, 2010 compared to a net loss of $2,513,110 in the six month period ended June 30, 2009, primarily due to a sales increase of $9,371,328, gross profit increase of $2,378,008, and an operating expense decrease of $842,407.

Net Income Available to Common Stockholders

Net income available to common stockholders and related income per share was $21,335 and $0.00 for the six month period ended June 30, 2010, compared to a net loss available to common stockholders and related loss per share of $2,918,550 and $0.05 for the six month period ended June 30, 2009, due to net income in the current quarter of $707,305, offset by preferred stock dividends of $685,971 from the amount of preferred shares outstanding in the current period.

Results of Business Segments

The following is a summary of sales by segment for the six months ended:

Segments	June 30, 2010	June 30, 2009
Foam	$26,319,284	$17,394,188
Coatings	$3,731,625	$3,285,393

Foam Segment

Foam sales increased $8,925,096, or 51.3%, in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009, due to cost conscious building owners and consumers continuing to seek relief from volatile energy prices, as spray polyurethane foam (SPF) gains market share from traditional insulation systems. Our AirTight Division furthered our market penetration into the foam segment through its training, startup and rig building operations. By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market SPF, sales growth from equipment continues to escalate and the ongoing sales of Lapolla foam has followed. Foam segment equipment sales were $2,108,393 in the six month period ended June 30, 2010 compared to $710,234 in the prior comparable period. Foam cost of sales increased $6,803,816, or 53.0%, period over period, due to increased volumes, partially offset by manufacturing efficiencies, resulting in an increased gross profit. Our foam segment realized a profit of $2,208,803 in the six month period ended June 30, 2010, compared to a loss of $221,454 in the prior comparable period, as targeted market share gains were achieved.

Coatings Segment

Coatings sales increased $446,232, or 13.6%, in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009, due to the general economic recovery in the roofing construction business and realization of pent up demand from the prior comparable period. Coatings cost of sales increased $189,501, or 7.3%, in the six month period ended June 30, 2010 compared to the sic month period ended June 30, 2009, due to higher sales volumes. Our coatings segment realized a profit of $312,991 in the six month period ended June 30, 2010, compared to a loss of $222,295 in the prior comparable period, as demand increased due to the general economic recovery currently underway.

Reportable Segment Profits

We had total segment profits of $2,521,794 in the six month period ended June 30, 2010 compared to a net loss of $443,749 in the six month period ended June 30, 2009, due primarily to increases in foam sales of $8,925,096, coatings sales of $446,232, and a gross profit increase of $2,378,011.

Index

Liquidity and Capital Resources

Cash on hand at June 30, 2010 was $16,520 compared to $400,821 at December 31, 2009. Cash flow has improved substantially from the second quarter of 2009 compared to the second quarter of 2010 due to the increased gross margin associated with our increased sales volumes. We have relied solely on the cash generated from our operations from the end of July 2009 to the date of filing this report to operate our business and expect that trend to continue for the foreseeable future. During the second quarter of 2009, we primarily relied on funds from our Chairman of the Board and majority stockholder to operate our business. Although the Company has stockholders equity of $5,072,124 at June 30, 2010 and is relying solely on cash generated from its operations to run its business, there are concerns about the liquidity of the Company at June 30, 2010 based on a working capital deficit of $3,609,732 due to the maturing of the ComVest Credit Facility on August 31, 2010. The outstanding Credit Facility consists of the Convertible Term Note with an outstanding balance of $2.1 Million and Revolving Credit Note with an outstanding balance of $8.0 Million. Management is currently concluding negotiations with a reputable banking institution to replace the Credit Facility. If needed, the Chairman has provided Management with a financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the 2010 financial commitment from the Chairman, will be sufficient to fund operations through fiscal 2010. Notwithstanding the foregoing, we may seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our continuing aggressive strategic growth plans and pay off our maturing Credit Facility. If the Company chooses to raise additional capital other than from ComVest, anti-dilution provisions under the Convertible Term Note and Warrants may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price, including conversion price, of the common stock sold, and a 25% of the qualified proceeds raised repayment requirement up to the amount due under the Convertible Term Note will be triggered. The ComVest limitations may adversely impact our ability to raise additional capital.

Net cash provided by our operations was $1,437,165 for the six months ended June 30, 2010 compared to net cash used in our operations of $3,859,528 for the six months ended June 30, 2009. The cash provided by our operations for the six months ended June 30, 2010 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables, inventories, deposits, accounts payable, and accrued expenses and other current liabilities, and decreases in prepaid expenses and other current assets, and other non-current assets. In the six months ended June 30, 2010, the Company made principal repayments of $583,333 under its Convertible Term Note, $666.830 under its Revolving Credit Note, and borrowed $300,000 under its Revolving Credit Note. We used the cash generated from our operations for the six months ended June 30, 2010 to make the aforementioned principal repayments to our Credit Facility, paid a director $100,000 in cash for the voluntary redemption of 100 shares of Series D Preferred Stock, paid $180,172 pursuant to the AirTight Asset Purchase promissory note, paid $175,000 in accrued Series D Preferred Stock dividends, and purchased $336,178 in property, plant and equipment. Trade receivables, net, increased $450,545, or 5%, due to increased sales, partially offset by increased collections. Inventories increased $1,195,577, or 27%, due to increased sales, partially offset by more efficient utilization of inventories. Prepaid expenses and other current assets decreased $22,267, or 2%, due to accelerated amortization of deferred advertising, marketing, promotions, and trade show activities to support our 45% growth during the current period. Deposits and other non current assets increased $109,112, or 19%, due to an increase in long term prepaid expenses related to approvals and certifications. Accounts payable increased $1,627,876, or 29, due to increases in purchases of finished goods and raw materials, as well as other corporate expenses, to support the current quarter’s growth, partially offset by more efficient utilization of cash. Accrued expenses and other current liabilities decreased $725,563, or 35%, due primarily to the Chairman of the Board converting his $1,406,607 in accrued Series D Preferred Stock dividends into equity.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
ComVest Convertible Term Note	$2,080,028	$—	$—	$—	$2,080,028
ComVest Revolving Credit Note	8,000,000	—	—	—	8,000,000
Long-Term Debt Obligations	41,833	79,641	14,651	—	136,125
Estimated Interest Payments on Long-Term Debt and ComVest Obligations	149,802	12,246	—	—	162,048
Purchase Order Obligations	1,259,397	—	—	—	1,259,397
Operating Lease Obligations	287,945	158,981	—	—	446,926
Total	$11,819,005	$250,868	$14,651	$—	$12,084,524
____________________
The information provided in the table above relates to credit instruments, vehicle notes, purchase obligations, and facility leases.

We currently have two material debt covenants: (i) the Company is not allowed to make capital expenditures in excess of $500,000 for the year ended December 31, 2010, and (ii) the Company is not allowed to exceed a borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory (“Borrowing Base”). The Borrowing Base calculation determined our maximum allowed outstanding as of June 30, 2010 was $9,122,297 and after subtracting the balance outstanding of $8,000,000 under our Revolving Credit Note at June 30, 2010, we did not exceed our Borrowing Base.  As a result, we were in compliance with our Credit Facility at June 30, 2010. The Company is required to submit its Borrowing Base calculation to ComVest monthly. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolving Credit Note, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolving Credit Note at any given time, ComVest, in its discretion, may accelerate any and all amounts outstanding under the Credit Facility.

Net cash used in investing activities was $516,290 for the six months ended June 30, 2010, reflecting an increase of $467,800 when compared to $48,490 for the six month period ended June 30, 2009. We invested $336,118 in new property, plant and equipment during the six month period ended June 30, 2010 compared to $48,490 in the prior comparable period. We also paid $180,172 pursuant to our AirTight Asset Purchase promissory note for the six months ended June 30, 2010. During the current six month period, property, plant and equipment additions included $83,615 for vehicles, $71,456 for office furniture and equipment, $100,906 for computers and software, and $80,141 for machinery and equipment.

Index

Net cash used in financing activities was $1,306,507 for the six month period ended June 30, 2010 compared to net cash provided by financing activities of $4,040,650 for the six month period ended June 30, 2009. We made principal repayments of $583,333 under our Convertible Term Note, reducing our balance owed thereunder to $2,080,028. There are two more scheduled payments of $83,333 and a balloon payment of $1,996,694 due to ComVest under the Convertible Term Note which matures on August 31, 2010.  We made principal repayments of $666,830 and borrowed $300,000 under our Revolving Credit Note during the period.  Our Revolving Credit Note also matures on August 31, 2010. We made $81,344 in principal repayments on our long term debt primarily related to vehicles, paid $100,000 to a director for the voluntary redemption of 100 shares of our Series D Preferred Stock, and paid $175,000 to the Chairman of the Board for some of his outstanding accrued Series D Preferred Stock dividends during the six months ended June 30, 2010.

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

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Although our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, the end of the period covered by this report, that our disclosure controls and procedures were effective, there were changes in our internal controls during the second quarter of 2010, primarily the hiring of a new CFO. Notwithstanding the foregoing and prior to the hiring of the new CFO, the Principal Executive Officer and the Interim CFO had made certain changes in the duties and responsibilities of existing personnel, as well as implemented additional reconciliation verification procedures with increased executive oversight, which served to rectify the previously identified material weakness disclosed for the periods ended December 31, 2009 and March 31, 2010 and further supported our reasonable level of effectiveness conclusion. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

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

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2010, we issued, in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 1,407 shares of Series D Preferred Stock, par value $1.00 per share, to our Chairman and majority stockholder, in exchange for cancellation of an aggregate of $1,406,670 of accrued Series D Preferred Stock dividends outstanding at December 31, 2009, at $1,000 stated value per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Other Information.

None.

Item 5.	Exhibits.

See Index of Exhibits on Page 21.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: August 12, 2010	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: August 12, 2010	By:	/s/ Charles Zajaczkowski, CFO
	Name:	Charles Zajaczkowski
	Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1
First Amendment executed May 5, 2010 and effective January 1, 2010 to Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed with the SEC on May 11, 2010).

10.2
Executive Employment Agreement effective May 10, 2010 between Charles Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed with the SEC on May 11, 2010).

10.3
First Amendment executed June 11, 2010 and effective January 1, 2010 to Executive Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed with the SEC on June 16, 2010).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.