Form 10-Q
period 2010-09-30
LAPOLLA INDUSTRIES INC
filed 2010-11-12
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

As of November 1, 2010 there were 63,944,803 shares of Common Stock, par value $.01, outstanding.

Index

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

Item 1.       Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2010 and December 31, 2009	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2010 and 2009	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2010 and 2009	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$153,094	$400,821
Trade Receivables, Net	10,594,524	8,262,477
Inventories	4,896,000	4,474,163
Prepaid Expenses and Other Current Assets	997,605	960,090
Total Current Assets	16,641,223	14,097,551

Property, Plant and Equipment, Net	2,429,119	2,422,499

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,699,691	1,931,171
Deposits and Other Non-Current Assets	427,249	104,855
Total Other Assets	6,361,768	6,265,277

Total Assets	$25,432,110	$22,785,327

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$8,626,981	$5,626,877
Accrued Expenses and Other Current Liabilities	1,120,587	2,098,053
Current Portion of Convertible Term Note, Net	—	2,235,837
Current Portion of Revolving Credit Note, Net	—	8,091,835
Current Portion of Term Loan	1,250,000	—
Current Portion of Asset Purchase Promissory Note	—	180,172
Current Portion of Derivate Liability	286,816	571,864
Current Portion of Long-Term Debt	41,833	73,656
Total Current Liabilities	11,326,217	18,878,294

Other Liabilities:
Non Current Portion of Term Loan	1,250,000	—
Non Current Portion of Revolving Credit Facility	7,106,428	—
Non Current Portion of Long-Term Debt	82,750	143,814
Total Other Liabilities	8,439,178	143,814

Total Liabilities	19,765,395	19,022,108

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designations:
Series D, 25,000 Shares Authorized; 15,242 and 13,916 Issued and Outstanding and $15,241,670 and $13,916,000 aggregate liquidation preference at September 30, 2010 and December 31, 2009, respectively	15,242	13,916
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 63,944,803 Issued and Outstanding at September 30, 2010 and December 31, 2009, respectively	639,448	639,448
Additional Paid-In Capital	82,066,377	81,802,159
Accumulated (Deficit)	(77,054,352)	(78,692,304)
Total Stockholders' Equity	5,666,715	3,763,219

Total Liabilities and Stockholders' Equity	$25,432,110	$22,785,327

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$19,445,034	$14,022,690	$49,495,943	$34,702,271

Cost of Sales	14,831,657	10,295,978	37,263,491	25,597,539

Gross Profit	4,613,377	3,726,712	12,232,452	9,104,732

Operating Expenses:
Selling, General and Administrative	3,168,996	2,678,902	8,793,749	8,901,591
Professional Fees	33,157	95,412	259,964	429,507
Depreciation	77,468	74,550	218,852	218,930
Amortization of Other Intangible Assets	163,010	86,694	294,612	281,201
Consulting Fees	11,743	38,629	133,311	148,979
Interest Expense	188,229	402,721	648,056	927,085
Interest Expense – Related Party	—	76,833	200	157,275
Interest Expense – Amortization of Discount	183,179	232,651	702,233	669,054
(Gain) Loss on Derivative Liability	(95,098)	(243,419)	(285,048)	(399,515)
Other (Income) Expense	(48,744)	(75,576)	(172,219)	(75,578)
Total Operating Expenses	3,681,940	3,367,397	10,593,710	11,258,529

Net Income (Loss)	$931,437	$359,315	$1,638,742	$(2,153,797)
Dividends on Preferred Stock	(384,182)	(206,080)	(1,070,153)	(611,520)
Net Income (Loss) Available to Common Stockholders	$547,255	$153,235	$568,589	$(2,765,317)

Net Income (Loss) Per Share - Basic	$0.01	$(0.00)	$0.01	$(0.04)
Weighted Average Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803

Net Income (Loss) Per Share - Diluted	$0.01	$0.00	$0.01	$(0.04)
Weighted Average Shares Outstanding	64,338,896	64,253,136	64,113,280	63,944,803

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss):	$1,638,742	$(2,153,797)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation	353,382	371,017
Amortization of Other Intangible Assets	294,612	281,201
Provision for Losses on Accounts Receivable	101,776	719,946
Amortization of Discount on Convertible Term and Revolving Credit Notes	702,232	669,055
Share Based Compensation Expense	28,828	441,095
(Gain) Loss on Derivative Liability	(285,048)	(399,515)
Changes in Assets and Liabilities:
Trade Receivables	(2,434,003)	(1,677,884)
Inventories	(421,837)	543,972
Prepaid Expenses and Other Current Assets	(37,515)	267,853
Deposits and Other Non-Current Assets	(391,103)	(76,522)
Accounts Payable	3,000,194	(1,609,343)
Accrued Expenses and Other Current Liabilities	234,250	(562,757)
Net Cash Provided By (Used In) Operating Activities	2,784,510	(3,185,679)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(360,002)	(156,331)
Payment on AirTight Asset Purchase Promissory Note	(180,172)	—
Net Cash (Used In) Investing Activities	(540,174)	(156,331)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	800,000	—
Principal Repayments to Revolving Credit Note	(9,330,191)	—
Principal Repayments to Convertible Term Note	(2,500,000)	(250,000)
Proceeds from Term Loan	2,500,000	—
Principal Repayments to Term Loan	—	—
Proceeds from Revolving Credit Facility	8,076,850	—
Principal Repayments to Revolving Credit Facility	(970,422)	—
Proceeds from Loans Payable – Related Party	—	4,300,000
Principal Repayments on Long Term Debt	(92,600)	(130,128)
Payment of Preferred Stock Dividends	(875,000)	(20,000)
Payments for Voluntary Redemption of Preferred Stock	(100,000)	—
Net Cash (Used By) Provided By Financing Activities	(2,491,363)	3,899,872

Net Effect of Exchange Rate Changes on Cash	(700)	(1,774)

Net Increase (Decrease) In Cash	(247,727)	556,088
Cash at Beginning of Year	400,821	42,845
Cash at End of Period	$153,094	$598,933

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	$648,255	$886,084

Supplemental Schedule of Non Cash Investing and Financing Activities:
Preferred Stock Issued – Cancellation of Indebtedness - Related Party	1,425,670	—
Property, Plant and Equipment acquired from Issuance of Long Term Debt	—	78,265
Accrued Series D Preferred Stock Dividends	$1,070,153	$611,520

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.       Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 18. Refer also to the Company’s 2009 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the nine month period ended September 30, 2010.

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the quarterly period ended September 30, 2010 unaudited condensed financial statement presentation.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities as of January 1, 2010 was estimated to be $571,864. The fair value of our derivative liabilities as of September 30, 2010 was estimated to be $286,816. We review underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.1 Million and $21.8 Million at September 30, 2010 and December 31, 2009, respectively. The Company recorded a valuation allowance equal to its deferred tax assets to reduce the net carrying value to zero at this time. If the Company reduces the valuation allowance against its available deferred tax asset to an amount it believes is more likely than not to be realized after a full year of profitability, the Company’s operating results and financial condition will be positively affected in future periods.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness. Net property, plant and equipment totaled $2,429,119 and $2,422,499 as of and for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.  Depreciation expense totaled $123,961 and $124,856 for the three months ended and $353,382 and $371,017 for the nine months ended September 30, 2010 and 2009, respectively.  The depreciable lives of our manufacturing plant for our Foam and Coatings segments is 20 years. The depreciable lives of our vehicles within our Foam and Coatings segments are principally 5 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may adjust depreciable lives as circumstances change.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.       Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at September 30, 2010 and December 31, 2009. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of September 30, 2010, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2010 annual evaluation.

Other Intangible Assets

The Company had other intangible assets, net, of $1,699,691 and $1,832,008 at September 30, 2010 and December 31, 2009, respectively, consisting primarily of customer lists, product formulations, trade names, non-competes that were acquired as part of business combinations, as well as approvals and certifications. We previously recorded our approvals and certifications to deposits and other non-current assets and reclassified them to other intangible assets during the periods presented herein. Amortization of other intangible assets totaled $163,010 and $86,694 for the three months ended and $294,611 and $268,872 for the nine months ended September 30, 2010 and 2009, respectively.  Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 5 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $162,601 and $116,051 for the three months ended and $557,773 and $296,417 for the nine months ended September 30, 2010 and 2009, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales was $905,897 and $664,047 for the three months ended and $2,327,851 and $1,493,188 for the nine months ended September 30, 2010 and 2009, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense was $49,457 and $245,356 for the three months ended and $28,828 and $441,095 for the nine months ended September 30, 2010 and 2009, respectively. If additional stock options are granted, financial performance may be negatively affected, and if outstanding stock options are forfeited or canceled, resulting in non-vesting of such stock options, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on stock option activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $616,831 and $734,962 at September 30, 2010 and December 31, 2009, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. Raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 49% and 49% for the third quarter and 46% and 49% for the nine months ended September 30, 2010 and 2009, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.       Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows, trade magazines, and television commercials, are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  Total advertising and marketing costs expensed were $147,830 and $297,599 during the three month period and $824,438 and $978,405 for the nine month period ended September 30, 2010 and 2009, respectively.  The Company incurred certain advertising costs which benefits extend clearly beyond the three and nine month periods then ended, of which $10,230 and $124,839 were expensed during the three month period and $235,338 and $158,537 for the nine month period ended September 30, 2010 and 2009, respectively.  At September 30, 2010 and 2009, deferred advertising and marketing costs were $21,631 and $160,638, respectively.

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

Note 2.       Trade Receivables.

Trade receivables are comprised of the following at:
	September 30, 2010	December 31, 2009
Trade Receivables	$11,211,355	$8,997,439
Less: Allowance for Doubtful Accounts	(616,831)	(734,962)
Trade Receivables, Net	$10,594,524	$8,262,477

Note 3.       Inventories.

The following is a summary of inventories at:
	September 30, 2010	December 31, 2009
Raw Materials	$1,368,143	$1,232,259
Finished Goods	3,527,857	3,241,904
Total Inventories	$4,896,000	$4,474,163

Note 4.       Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:
	September 30, 2010	December 31, 2009
Vehicles	$767,310	$715,359
Leasehold Improvements	148,411	143,992
Office Furniture and Equipment	261,854	198,278
Computers and Software	822,130	706,931
Machinery and Equipment	2,359,949	2,118,227
Plant Construction in Progress	17,110	175,861
Total Property, Plant and Equipment	$4,376,764	$4,058,648
Less: Accumulated Depreciation	(1,947,645)	(1,636,149)
Total Property, Plant and Equipment, Net	$2,429,119	$2,422,499

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 5.       Goodwill and Other Intangible Assets.

The following is a summary of Goodwill at:

Goodwill
	September 30, 2010	December 31, 2009
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets at:

Other Intangible Assets
	September 30, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer Lists	$859,235	$(424,735)	$859,235	$(303,927)
Product Formulation	138,471	(51,542)	138,471	(44,618)
Trade Names	740,325	(108,808)	740,325	(71,792)
Non-Competes	210,000	(94,500)	210,000	(63,000)
Approvals and Certifications	615,941	(184,697)	560,063	(93,586)
Total Other Intangible Assets	$2,563,972	$(864,282)	$2,508,094	$(576,923)

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 6.       Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:
	September 30, 2010	December 31, 2009
Accrued Payroll	$203,963	$—
Accrued Commissions	52,939	41,788
Accrued Inventory Purchases	167,448	36,116
Accrued Non-Inventory Purchases	—	3,277
Accrued Taxes and Other	401,055	322,652
Accrued Insurance	46,355	190,913
Accrued Preferred Dividends Payable	195,153	1,406,670
Accrued Rebates Payable	45,722	16,037
Deferred Finance Charge Income	7,952	80,600
Total Accrued Expenses and Other Current Liabilities	$1,120,587	$2,098,053

Note 7.       Convertible Term Loan, Revolving Credit Note, Warrants, and Related Agreements.

The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest (“Loan Agreement”), under which ComVest agreed to loan up to $9,500,000 under a Revolving Credit Note and $3,000,000 under a Convertible Term Note, and Lapolla agreed to issue certain detachable warrants register the related underlying shares. In 2008, The Loan Agreement was restated and amended and, as modified, recorded at a fair value of $851,917. The effective interest rate was approximately 30% and amortizable as interest expense over the term of the Loan Agreement, which matured on August 31, 2010, and was refinanced by the Company, effective September 1, 2010, with a new banking institution. The detachable warrants remain outstanding and are for the purchase of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.60 per share and 1,000,000 are exercisable at a price of $.78 per share, expire on June 30, 2013, and have an aggregate fair value of $2,065,886.  See also Note 8 - Term Loam and Revolving Credit Facility below. The Company determined no liability was recognizable for registration payment arrangements for the warrants based on the registration statement being effective registration at September 30, 2010.

Note 8.       Term Loan and Revolving Credit Facility.

Background

The Company entered into a Loan and Security Agreement with Bank of America, N.A. ("Bank Loan Agreement") on August 31, 2010, which became effective when funded by Bank of America, on September 1, 2010, under which Bank of America agreed to loan up to $2,500,000 under a term loan maturing on August 31, 2012 ("Term Loan") and $10,000,000 under a revolver loan maturing on August 31, 2013 ("Revolving Credit Facility"). On September 1, 2010, the Company borrowed $10,576,851, of which $2,500,000 was for the Term Loan and $8,076,851 was for the Revolving Credit Facility.  The borrowing was comprised entirely of a Base Rate Loan, which for any day, is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.50%.  The Company has the ability to change the applicable margin from the Base Rate based on the type of loan to a LIBOR rate of 3.75 for the Term Loan and 3.00 for the Revolver Credit Facility.  See also Note 13 - Preferred Stock (for information on restrictions on payment of dividends).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.       Term Loan and Revolving Credit Facility - continued.

Term Loam

The Term Loan obligated Bank of America to make up to $2,500,000 available to the Company upon closing of the Bank Loan Agreement. Principal of the Term Loan shall be repaid in consecutive monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, whether such repayment is voluntary or required, no portion of the Term Loan may be reborrowed. Notwithstanding any mandatory prepayment events, the Company may, at its option from time to time after April 15, 2011, prepay the Term Loan. The Term Loan was personally guaranteed by the Chairman of the Company.  At September 31, 2010, the interest rate on the Term Loan was 4.125% and the amount outstanding was $2,500,000. See also Note 13 - Preferred Stock (for information on mandatory prepayment events).

Revolving Credit Facility

The Revolving Credit Facility obligates Bank of America to make revolver loans and to issue letters of credit in an amount up to the $10,000,000 commitment and matures on August 31, 2013.  The proceeds of Revolving Credit Facility loans shall be used by the Company solely (a) to satisfy existing debt; (b) to pay fees and transaction expenses associated with the closing of the Bank Loan Agreement; (c) to pay obligations in accordance with the Bank Loan Agreement; and (d) for working capital and other lawful corporate purposes of the Company.  At September 31, 2010, the weighted-average interest rate on the Revolving Credit Facility was 3.54% and the amount outstanding was $7,106,428. See also Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Contractual Obligations section for information on financial covenants and compliance relating to the Revolving Credit Facility at September 30, 2010.

Note 9.       Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the embedded conversion feature with the reset provision associated with the outstanding ComVest warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (Loss) on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At September 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the embedded conversion feature with the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the embedded conversion feature in the freestanding warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1, 2010 and September 30, 2010. The primary assumptions include projected annual volatility of 127% and holder exercise targets at 135% of the exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of January 1, 2009 upon implementation of EITF 07-05 was estimated by management to be $890,289. Amounts previously recorded to paid-in capital associated with these derivatives of $1,555,420 were reversed and the remaining $665,131 was recorded as a cumulative adjustment to accumulated deficit. The total Level 3 derivative liabilities carrying value as of September 30, 2010 was estimated to be $286,816. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of occurrence of the events described. Accordingly, changes to these assessments could materially affect the valuation.  The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of January 1, 2010	$571,864	$571,864
Total (Gains) or Losses (realized/unrealized) included in Net Income	(285,048)	(189,950)
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at September 30, 2010	$286,816	$381,914

Note 10.	Long Term Debt.

The following is a summary of long term debt at:

	September 30, 2010	December 31, 2009
Various notes payable on vehicles and equipment, due monthly, and maturing through 2014	$124,583	$217,470
Less: Current Maturities	(41,833)	(73,656)
Total Long-Term Debt	$82,750	$143,814

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11.       Related Party Transactions.

        (a)      During the three and nine months ended September 30, 2010, the Company paid an aggregate of $10,000 and $22,000 in cash, respectively, to four non-employee directors in equal amounts for director services rendered.

(b)      Effective July 1, 2010, the Board adopted a Director Share Based Compensation Program that provides: (i) each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter; and (ii) each outside directors will receive a stock grant of 100,000 shares, except Mr. Nadel who will receive a stock grant of 500,000 shares. All stock grants will vest over a five-year period, with one fifth vesting at the end of each year beginning in 2010. However, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. The Company recorded $41,600 in share based compensation expense during the third quarter for under this plan.

(c)      During the third quarter of 2010, the Company paid $700,000 in accrued Series D Preferred Dividends to the Chairman, the sole Series D Preferred Stock Holder at September 30, 2010.

(d)      During the nine months ended September 30, 2010, the Chairman of the Board and majority stockholder, exchanged $1,406,670 of accrued Series D Preferred Stock dividends outstanding at December 31, 2009, into 1,407 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

(e)      There were $384,182 and $172,219 Series D Preferred Stock dividends accrued for the third quarter and nine months ended September 30, 2010 for the Chairman.

Note 12.       Net Income (Loss) Per Common Share – Basic and Diluted.

The following table reflects the computation of the basic and diluted net loss per common share at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (Loss)	$931,437	$359,315	$1,638,742	$(2,153,797)
Net Income (Loss) Per Share – Basic	$0.01	$0.01	$0.03	$(0.03)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803
Net Income (Loss) Per Share – Diluted	$0.01	$0.01	$0.03	$(0.03)
Weighted Average Common Shares Outstanding	64,338,896	64,253,136	64,113,280	63,944,803
Plus: Dividends on Preferred Stock	$(384,182)	$(206,080)	$(1,070,153)	$(611,520)
Net Income (Loss) Available to Common Stockholders	$547,255	$153,234	$568,590	$(2,765,317)
Net Income (Loss) Per Share – Basic	$0.01	$0.00	$0.01	$(0.04)
Weighted Average Common Shares Outstanding	63,944,803	63,944,803	63,944,803	63,944,803
Net Income (Loss) Per Share – Diluted	$0.01	$0.00	$0.01	$(0.04)
Weighted Average Common Shares Outstanding	64,338,896	64,253,136	64,113,280	63,944,803

For the three month periods ended September 30, 2010 and 2009, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were (a) 1,956,166 shares issuable upon exercise of vested stock options, and (b) 1,500,000 shares issuable upon exercise of vested warrants.  For the nine month period ended September 30, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share - diluted were 308,333 shares issuable upon exercise of vested stock options.  For the nine month period ended September 30, 2010, basic and diluted net (loss) per share are the same since (a) the Company has reflected net losses for all periods presented and (b) the potential issuance of shares of the Company would be antidilutive. For the nine month period ended September 30, 2009, the securities that could potentially dilute net income per share in the future that were not included in the computation of net loss per share – diluted were 308,333 shares issuable upon exercise of vested stock options.

Note 13.       Preferred Stock.

The Board designated a new series of preferred stock, Series D Preferred Stock, par value $1.00, effective September 28, 2006 ("Series D Preferred"). The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum on the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available therefor. Under the Bank Loan Agreement (as defined in Note 8), distributions in respect of preferred shares are restricted or payable upon the Company demonstrating on a pro forma basis that: (a) availability equaled or exceeded an amount equal to the sum of (i) $1,500,000 plus (ii) the amount of such proposed distribution, for each of the 30 consecutive days preceding the date of making such proposed distribution, (b) the Fixed Charge Coverage Ratio is 1.25:1.0, (c) all Obligations in respect of the Term Loan have been paid in full, and (d) no Default or Event of Default is in existence. See Note 8 - Term Loan and Revolving Credit Facility. At September 30, 2010 and December 31, 2009, an aggregate of 15,242 and 13,916 shares were outstanding with an aggregate consideration of $15,241,670 and $13,916,000, respectively.  During the nine months ended September 30, 2010, the Company: (a) accepted the voluntary redemption of 100 shares of Series D Preferred from a director for $100,000 in cash (Mr. Brown), and (b) issued 1,407 shares of Series D Preferred to a director in exchange for cancellation of $1,406,670 of indebtedness owed by the Company to him (Mr. Kurtz). There were $1,070,153 and $1,406,670 dividends accrued and $875,000 and $207,969 paid in cash and/or exchanged for Series D Preferred at September 30, 2010 and December 31, 2009, respectfully. During the third quarter of 2010, the Company paid accrued dividends of $700,000 in cash (See also Note 12 - Related Party Transactions).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 14.       Business Segment Information.

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended September 30,
	2010			2009
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$17,082,266	$2,362,768	$19,445,034	$11,895,900	$2,126,790	$14,022,690
Cost of Sales	12,917,941	1,913,716	14,831,657	8,602,195	1,693,783	10,295,978
Gross Profit	4,164,325	449,052	4,613,377	3,293,705	433,007	3,726,712
Depreciation	61,249	8,472	69,721	56,919	10,176	67,095
Amortization of Other Intangible Assets	128,882	17,827	146,709	66,190	11,834	78,024
Interest Expense	163,139	22,565	185,704	302,093	54,009	356,103
Segment Profit	$1,640,270	$120,933	$1,761,203	$1,158,597	$109,961	$1,268,558
Segment Assets (1)	20,392,507	4,437,706	24,830,214	17,660,996	4,480,263	22,141,259
Expenditures for Segment Assets	$239	$239	$478	$59,604	$10,658	$70,260

	Nine Months Ended September 30,
	2010			2009
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$43,401,550	$6,094,393	$49,495,943	$29,253,763	$5,448,508	$34,702,271
Cost of Sales	32,562,375	4,701,116	37,263,491	21,343,444	4,254,095	25,597,539
Gross Profit	10,839,175	1,393,277	12,232,452	7,910,319	1,194,413	9,104,732
Depreciation	172,657	24,310	196,967	166,099	30,936	197,035
Amortization of Other Intangible Assets	232,748	32,403	265,151	213,345	39,736	253,081
Interest Expense	592,254	82,990	675,244	739,058	137,649	876,707
Segment Profit (Loss)	$3,849,071	$433,924	$4,282,995	$993,696	$(35,128)	$958,567
Segment Assets (1)	20,392,507	4,437,706	24,830,214	17,660,996	4,480,263	22,141,259
Expenditures for Segment Assets	$295,240	$41,356	$336,596	$97,130	$23,896	$121,026

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals at:

	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss	2010	2009	2010	2009
Total Profit or Loss for Reportable Segments	$1,761,203	$1,268,558	$4,282,995	$958,567
Unallocated Amounts:
Corporate Expenses	(829,766)	(909,243)	(2,644,253)	(3,112,364)
Income (Loss) Before Income Taxes	$931,437	$359,315	$1,638,742	$(2,153,797)

Assets	September 30, 2010	December 31, 2009
Total Assets for Reportable Segments (1)	$24,830,214	$22,141,259
Other Unallocated Amounts (2)	651,896	1,145,509
Consolidated Total	$25,482,110	$23,286,768

(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are primarily cash and cash equivalents.

Note 16.       Subsequent Events.

None.

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the third quarter and nine months ended September 30, 2010 and 2009, and our financial condition at September 30, 2010. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our financial statements and the related notes for the year ended December 31, 2009, including any amendments thereto.

Outlook

The Company’s outlook remains aggressive, as we expect sales to continue to grow to record levels in 2010 and beyond. Our optimism is based on our market share gains during the first three quarters of 2010 despite the sporadic economic recovery underway in the construction and insulation markets being driven by growing consumer awareness about energy efficient foams and coatings. Sales growth, vertical integration, and tighter controls on spending are expected to continue to enable us to achieve profitability for the entire 2010 year. For the third quarter and nine month period ended September 30, 2010, foam and coatings sales have increased by 38.7% and 42.6%, compared to the same quarter and nine month period in 2009, respectively. Our Canadian operations which only started to take shape during the latter part of 2009 are steadily improving. From all indications, our energy saving foam and coating products are in high demand and we are on track to exceed our fourth quarter of 2009 financial results at this time.

Performance for the Third Quarter Ended September 30, 2010 compared to the Third Quarter Ended September 30, 2009

Overall Results of Operations

Sales

The following is a summary of sales for the third quarter ended:

	September 30, 2010	September 30, 2009
Sales	$19,445,034	$14,022,690

Sales increased $5,422,344, or 38.7%, for the third quarter of 2010 compared to the third quarter of 2009. Foam sales increased $5,186,366, or 43.6%, and coatings sales increased $235,978, or 11.1%, quarter over quarter, due to continued market penetration from mounting consumer demand and awareness. The increase in foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional insulation to more energy efficient SPF. Our AirTight division had approximately $3,000,000 in sales in the third quarter of 2010 compared to $2,500,000 in sales in the comparable 2009 quarter. High energy costs continue to drive the public’s interest for building materials providing sustainable energy savings. Management expects coatings sales to continue to increase throughout 2010 due to pent up demand from the recent recession. Pricing changes reduced approximately $60,730 in sales, while sales volumes added approximately $5,483,074.

Cost of Sales

Cost of sales increased $4,535,679, or 44.1%, due to a 38.7% overall increase in sales, generated by a 43.6% increase in our foam segment and 11.1% increase in our coatings segment. We had a 36.4% increase in freight costs during the third quarter of 2010, along with a 4.1% increase in raw material costs. Freight costs escalated in the third quarter of 2010 due to higher trip rates across the United States and from increased transfers to our Canadian facilities, as well as increased sales volumes.

Gross Profit

Our gross profit increased $886,665, or 23.8% for the third quarter of 2010 compared to the third quarter of 2009, due to our sales growth, of which 90.3% of the increase resulted from our foam segment and 9.7% of the increase resulted from our coatings segment.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other income or expense. These total operating expenses increased $359,314, or 9.3%, in the third quarter of 2010 compared to the third quarter of 2009, due to increases of $314,792 for SG&A, $2,918 for depreciation, $76,317 for amortization of other intangible assets, including reductions in gains of $148,321 for derivative liability and $26,832 for other income, offset by decreases of $62,255 for professional fees, $26,886 for consulting fees, $214,492 for interest expense, $76,833 for interest expenses - related party, and $49,473 for interest expense - amortization of discount.

SG&A increased $314,792, or 11.8%, due to increases of $6,311 for advertising, $175,433 for bad debt expense (resulting from an offset of a credit of $130,258 in the third quarter of 2009 compared to a charge of $45,175 in the third quarter of 2010), $273,958 for corporate office expenses, $10,014 for distribution expenses, $19,544 for investor relations, $282,408 for payroll and related employee benefits, $8,418 for rents, and $112,854 for sales commissions, and $35,481 for travel and related services, offset by decreases of $82,349 for insurances, and $156,080 for marketing and promotions, $195,899 for share based compensation.  Insurances decreased due to competitive bidding. Share based compensation expense decreased due to the expiration and restructuring of stock option programs from prior years, offset by an increase due to the implementation of a director share based compensation program in the third quarter of 2010.  Corporate office expenses increased due to the implementation of a cash executive bonus program for the 2010 year. Payroll and related employee benefits increased due to additional staff to support Lapolla's growth.  Sales commissions increased from continuing record sales volumes.

Index

Professional fees decreased $62,255, or 65.2%, from the third quarter of 2010 compared to the third quarter of 2009 due to a reduction in accrued expenses relating to accounting and legal professional services.

Depreciation expense increased $2,918, or 3.9%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due additions to fixed assets.

Amortization of other intangible assets expense increased $76,317, or 88.0%, in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due primarily to the reclassification of approvals and certifications from deposits and other non-current assets to other intangible assets.

Consulting fees decreased $26,886, or 69.6%, in the third quarter of 2010 compared to the third quarter of 2009, due to the Company requiring less outside professional services during the period.

Interest expense decreased $214,492, or 53.3%, in the three months ended September 30, 2010 compared to the prior comparable quarter, due to lower interest rate on the refinancing of the Company's matured mezzanine debt during the current period.

Interest expense – related party decreased $76,833, or 100%, in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due to the conversion of the Chairman’s outstanding note and loans payable – related party at the end of the 2009 year.

Interest expense – amortization of discount decreased $49,473, or 21.3%, in the third quarter of 2010 compared to the third quarter of 2009, due to fully amortizing the discount relating to the refinanced mezzanine debt during the current period.

We had a decrease in our derivative liability of $148,321, or 60.9%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due to the refinancing (and elimination of the embedded conversion feature) of the matured ComVest convertible term note and lack of liquidity in the Company's common stock during the current period for the detachable and remaining outstanding ComVest warrants.

Other income decreased $26,832, or 35.5%, in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due primarily to a decrease in the amount of finance charges collected from past due customers during the current period.

Net Income

Our net income increased $572,122, or 159.2%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to a sales increase of $5,422,344 and gross profit increase of $886,665, offset by an operating expense increase of $314,543.

Net Income Available to Common Stockholders

Net income available to common stockholders and related income per share decreased $21,334, or 0.04%, in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due primarily to an increase in the amount of Series D Preferred Stock outstanding and accruing dividends during the current third quarter.

Results of Business Segments

The following is a summary of sales by segment for the third quarter ended:

Segments	September 30, 2010	September 30, 2009
Foam	$17,082,266	$11,895,900
Coatings	$2,362,768	$2,126,790

Foam Segment

Foam sales increased $5,186,366, or 43.6%, in the third quarter of 2010 compared to the third quarter of 2009, due to cost conscious building owners and consumers continuing to seek relief from high energy prices, as spray polyurethane foam (SPF) gains market share from traditional insulation systems. Our AirTight Division furthered our market penetration into the foam segment through its training, startup and rig building operations. Foam segment equipment sales were $864,753 in the third quarter of 2010 compared to $594,792 in the prior comparable quarter. By providing new market entrants as well as existing insulation companies with the equipment and training to successfully market SPF, sales growth from equipment continues to escalate and the ongoing sales of Lapolla foam has followed. Foam cost of sales increased $4,315,746, or 50.2%, quarter over quarter, due to increases in raw material costs, partially offset by manufacturing efficiencies from increased volumes, resulting in an increased gross profit of $870,620, or 26.4%. Our foam segment's profit increased $492,645, or 38.8%, in the third quarter of 2010, compared to the third quarter of 2009, as targeted market share gains were achieved.

Coatings Segment

Coatings sales increased $235,978, or 11.1%, in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due to the general economic recovery in the roofing construction business and pent up demand from the prior comparable period. Coatings cost of sales increased $219,933, or 13.0%, in the third quarter of 2010 compared to the third quarter of 2009, due to higher sales volumes, offset by higher raw material costs, resulting in an increased gross profit of $16,045, 3.7%. Our coatings segment's profit increased $10,972, or 10.0%, in the third quarter of 2010, compared to the third quarter of 2009, as demand slightly increased during the current period.

Reportable Segment Profits

Our total foam and coatings segment profits increased $492,645, or 38.8%, in the third quarter of 2010 compared to the third quarter of 2009, due primarily to increases in foam sales of $5,186,366, coatings sales of $235,978, and gross profit of $886,665.

Index

Performance for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Overall Results of Operations

Sales

The following is a summary of sales for the nine month period ended:

	September 30, 2010	September 30, 2009
Sales	$49,495,943	$34,702,271

Sales increased $14,793,672, or 42.6%, for the nine month period ended September 30, 2010 compared to the same period in 2009. Foam sales increased $14,147,787, or 48.4%, and coatings sales increased $645,885, or 11.9%, period over period, due to continued market penetration from mounting consumer awareness and resulting demand. The increase in foam sales continues to be attributed to cost conscious residential and commercial building owners transitioning from traditional insulation to more energy efficient SPF. Our AirTight division had approximately $8,200,000 in sales in the nine month period ended September 30, 2010 compared to $7,700,000 in sales in the comparable 2009 period. High energy costs continue to drive the public’s interest for building materials with sustainable energy savings. Management expects coatings sales to continue to pick up throughout 2010 due to pent up demand. Pricing changes added approximately $98,763 in sales, while sales volumes increased approximately $14,694,909.

Cost of Sales

Cost of sales increased $11,218,931, or 52.6%, due to a 42.6% overall increase in total sales generated by a 48.4% increase in our foam segment and 11.9% increase in our coatings segment. We had a 55.9% increase in freight costs during the nine month period ended September 30, 2010, along with a 4.8% increase in raw material costs. Freight costs escalated in the current period of 2010 due to higher trip rates across the United States and from increased transfers to our Canadian facilities, as well as increased sales volumes.

Gross Profit

Our gross profit increased $3,127,720, or 34.4% for the nine month period ended September 30, 2010 compared to the same period in 2009, due to our sales growth, of which 95.6% resulted from our foam segment and 4.4% resulted from our coatings segment.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, consulting fees, interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other income or expense. These total operating expenses decreased $664,820, or 5.9%, in the nine month period ended September 30, 2010 compared to the same period in 2009, due to decreases of $107,843 for SG&A, $169,543 for professional fees, $78 for depreciation, $15,668 for consulting fees, $279,029 for interest expense, $157,075 for interest - related party, including reductions in the gains of $114,467 for derivative liabilities and $16,901 for sale of assets, and an increase of $113,542 in other income, offset by increases of $13,411 for amortization of other intangible assets, and $33,179 for interest expense – amortization of discount.

SG&A decreased $107,843, or 1.0%, due to decreases of $9,896 for advertising, $617,990 for bad debt expense, $173,698 for insurance expenses, $144,071 for marketing and promotions, $4,576 for rents, $412,267 for share based compensation expense, and $24,670 for travel and related services, offset by increases of $398,274 for corporate office expenses, $2,734 for distribution expenses, $14,919 for investor relations, $556,350 for payroll and related employee benefits, and $307,048 for sales commissions.  The decrease in bad debts in the nine month period ended September 30, 2010 is from the general economic recovery, tightened credit controls, and claim payments under our credit insurance policy. Insurance expenses decreased due to competitive bidding. Share based compensation expense decreased due to the expiration and restructuring of stock option programs from prior years, offset by an increase due to the implementation of a director share based compensation program in the third quarter of 2010. Corporate office expenses increased due to the implementation of a cash executive bonus program for the 2010 year. Payroll and related employee benefits increased due to additional staff to support Lapolla's growth.  Sales Commissions increased from record sales volumes.

Professional fees decreased $169,543, or 39.5%, in the nine month period ended September 30, 2010 compared to the same period in 2009 due to a reduction in accrued expenses relating to accounting and legal professional services.

Depreciation expense decreased $78, or 0.0%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to certain assets being fully depreciated.

Amortization of other intangible assets expense increased $91,181, or 44.8%, in the nine month period ended September 30, 2010 compared to the same period in 2009, due primarily to the reclassification of approvals and certifications from deposits and other non-current assets to other intangible assets.

Consulting fees decreased $15,668, or 10.5%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to the Company requiring less outside professional services during the period.

Interest expense decreased $279,029, or 30.1%, in the nine months ended September 30, 2010 compared to the prior comparable period, due to a lower interest rate on the refinancing of the Company's matured mezzanine debt during the current nine month period.

Index

Interest expense – related party decreased $157,075, or 99.9%, in the nine month period ended September 30, 2010 compared to the same period in 2009, due to the conversion of the Chairman’s outstanding note and loans payable – related party at the end of the 2009 year.

Interest expense – amortization of discount increased $33,179, or 5.0%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to fully amortizing the discount relating to the refinanced mezzanine debt during the current period.

We had an decrease in the gain on our derivative liability of $114,467, or 28.7%, in the nine months ended September 30, 2010 compared to the same period in 2009, due to the refinancing (and elimination of the embedded conversion feature) of the matured ComVest convertible term note and lack of liquidity in the Company's common stock during the current period for the detachable and remaining outstanding ComVest warrants.

We did not have any gain on the sale of asset for the nine months ended September 30, 2010 compared to a gain of $16,901 for the nine months ended September 30, 2009.

Other income increased $113,542, or 193.5%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to finance charges collected from past due customers during the current nine month period.

Net Income

We had a net income of $1,638,743 in the nine month period ended September 30, 2010 compared to a net loss of $2,153,797 in the nine month period ended September 30, 2009, primarily due to a sales increase of $14,793,672, gross profit increase of $3,127,720, and an operating expense decrease of $664,820.

Net Income Available to Common Stockholders

Net income available to common stockholders and related income per share was $568,590 and $0.01 for the nine month period ended September 30, 2010, compared to a net loss available to common stockholders and related loss per share of $2,765,317 and $0.04 for the nine month period ended September 30, 2009, due to net income in the current nine month period of $1,814,043, offset by preferred stock dividends of $1,070,153 from an increase in the amount of Series D Preferred Stock outstanding in the current period.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended:

Segments	September 30, 2010	September 30, 2009
Foam	$43,401,550	$29,253,763
Coatings	$6,094,393	$5,448,508

Foam Segment

Foam sales increased $14,147,787, or 48.4%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to cost conscious building owners and consumers continuing to seek relief from high energy prices, as spray polyurethane foam (SPF) gains market share from traditional insulation systems. Our AirTight Division furthered our market penetration into the foam segment through its training, startup and rig building operations. Foam segment equipment sales were $2,973,145 in the nine month period ended September 30, 2010 compared to $1,305,026 in the prior comparable period. By providing new market entrants as well as existing traditional insulation companies with the equipment and training to successfully market SPF, sales growth from equipment continues to escalate and the ongoing sales of Lapolla foam has followed. Foam cost of sales increased $11,218,931, or 52.6%, period over period, due to increased volumes and higher raw material costs, partially offset by manufacturing efficiencies, resulting in an increased gross profit of $2,986,856, or 37.0. Our foam segment's profit increased $2,855,375, or 287.3%, in the nine month period ended September 30, 2010, compared to the nine month period ended September 30, 2009, as targeted market share gains were achieved.

Coatings Segment

Coatings sales increased $645,885, or 11.9%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to the general economic recovery in the roofing construction business and pent up demand. Coatings cost of sales increased $447,021, or 10.5%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due to higher sales volumes, offset by higher raw material costs, resulting in an increased gross profit of $198,864. Our coatings segment realized a profit of $433,924 in the nine month period ended September 30, 2010, compared to a loss of $35,128 in the prior comparable period, as demand increased during the current nine month period.

Reportable Segment Profits

Our total foam and coatings segment profits increased $3,324,427, or 346.8%, in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, due primarily to increases in foam sales of $14,147,787, coatings sales of $645,885, and gross profit of $3,127,720.

Index

Liquidity and Capital Resources

Cash on hand at September 30, 2010 was $153,094 compared to $400,821 at December 31, 2009. Cash flow has improved substantially from the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the increased gross margin associated with our increased sales volumes. We are relying on our cash generated from our operations to operate our business and expect that trend to continue for the foreseeable future. During the third quarter of 2010, we refinanced the August 31, 2010 maturing $10,576,851, including interest and fees, ComVest mezzanine debt, of which $1,996,694 was for the Convertible Term Note, $8,500,000 was for the Revolving Credit Note, and $80,156, with Bank of America on more favorable terms, on September 1, 2010. This refinancing limited the need for the Chairman's financial commitment for up to $11 Million for the 2010 year. As a result, Management believes that the cash on hand, cash generated from operations, and the new Bank of America financing, will be sufficient to fund operations for the next twelve months. Notwithstanding the foregoing, we may seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our continuing aggressive strategic growth plans and pay off our debt. If the Company chooses to raise additional capital, however, anti-dilution provisions under the detachable and outstanding warrants may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price, including conversion price, of the common stock sold, and up to 100% of the Bank of America Term Loan of $2.5 Million at September 2010 must be paid from the raised proceeds. The ComVest anti-dilution warrant re-pricing and Bank of America Term Loan limitations may adversely impact our ability to raise additional capital.

Net cash provided by our operations was $2,784,510 for the nine months ended September 30, 2010 compared to net cash used in our operations of $3,185,679 for the nine months ended September 30, 2009. The cash provided by our operations for the nine months ended September 30, 2010 was attributable to our net income for the period, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, offset by increases in trade receivables of $2,434,003, inventories of $421,837, prepaid expenses and other current assets of $37,515, deposits and other non-current assets of $391,103, accounts payable of $3,000,194, and accrued expenses and other current liabilities of $234,250. In the nine months ended September 30, 2010, the Company made principal repayments to its ComVest mezzanine debt of $2,500,000 to its Convertible Term Note (paid off balance of $1,996,694 on September 1, 2010), $9,330,191 to its Revolving Credit Note (paid off balance of $8,500,000 on September 1, 2010), and borrowed funds from Bank of America to obtain working capital and refinance the ComVest mezzanine debt under the Bank of America Loan Agreement of $2,500,000 for the Term Loan and $8,076,850 for the Revolving Credit Facility. We also used the cash generated from our operations for the nine months ended September 30, 2010 to pay a director $100,000 in cash for the voluntary redemption of 100 shares of Series D Preferred Stock, paid $180,172 pursuant to the AirTight Asset Purchase promissory note, paid $875,000 in accrued Series D Preferred Stock dividends, and purchased $360,002 in property, plant and equipment. Trade receivables, net, primarily increased $2,332,047, or 28.2%, due to increased sales, partially offset by increased collections. Inventories increased $421,837, or 9.4%, due to increased sales, partially offset by more efficient utilization of inventories. Prepaid expenses and other current assets increased $37,515, or 3.9%, due to advertising, marketing, promotions, and trade show activities to support our 42.6% sales growth during the current period.  Deposits and other non-current assets, includes other intangible assets, net, and these line items combined increased $391,102, due to an increase in amortizable approvals and certifications. Accounts payable increased $3,000,194, or 53.4%, due to increases in purchases of finished goods and raw materials, as well as other corporate expenses, to support the nine months ended September 30, 2010 growth. Accrued expenses and other current liabilities, including the addition of $1,406,869 into Series D Preferred Stock, par value $1.00, and additional paid in capital, increased $108,949, from conversion of accrued Series D Preferred Stock dividends exchanged by the Chairman for Series D Preferred Stock during the nine months ended September 30, 2010.

Contractual Obligations*
	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Bank Term Loan	$1,250,000	$1,250,000	$—	$—	$2,500,000
Bank Revolving Credit Facility	—	7,106,428	—	—	7,106,428
Long-Term Debt Obligations	41,833	82,750	—	—	124,583
Estimated Interest Payments on Long-Term Debt and Bank Obligations	344,306	534,224	290	—	878,820
Purchase Order Obligations	872,574	—	—	—	872,574
Operating Lease Obligations	332,332	609,206	461,136	—	1,402,674
Total	$2,841,045	$9,582,608	$461,426	$—	$12,885,079
*The information provided in the table above relates to credit instruments, vehicle notes, purchase obligations, and operating facility leases.

We currently have five material debt covenants in the Bank Loan Agreement: (i) the Company is not allowed to make capital expenditures in excess of $625,000 for any year during which the agreement is in force, (ii) the Company is not allowed to exceed a borrowing base, which is determined as an amount equal to the lesser of (a) the Revolver Commitment, minus the LC Reserve; or (b) the sum of the Accounts Formula Amount, plus the Inventory Formula Amount, minus the Availability Reserve; provided notwithstanding the foregoing that, for purposes of clause (b) preceding, the amount included in the Inventory Formula Amount in respect of Inventory located in Canada plus the amount included in the Accounts Formula Amount in respect of Accounts payable by an Account Debtor that is organized or has its principal office or assets in Canada shall not at any time exceed $4,000,000, (iii) permitted distributions in respect of preferred shares are restricted or payable upon the Company demonstrating on a pro forma basis that: (a) availability equaled or exceeded an amount equal to the sum of (i) $1,500,000 plus (ii) the amount of such proposed distribution, for each of the 30 consecutive days preceding the date of making such proposed distribution, (b) the Fixed Charge Coverage Ratio is 1.25:1.0, (c) all Obligations in respect of the Term Loan have been paid in full, and (d) no Default or Event of Default is in existence, (iv) the Company must maintain a cumulative minimum monthly EBITDA for the remainder of the 2010 year, of which $3,050,000, $3,750,000, $4,050,000, and $4,350,000 are required for the ninth, tenth, eleventh, and twelfth calendar months, respectively, and (v) the Company must maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0, which shall be tested monthly beginning as of January 2011. All capitalized terms above are defined in the Bank Loan Agreement. See Index of Exhibits, Exhibits 10.1 and 10.2 for the full text of the Bank of America financing and related agreements. At September 30, 2010, the Company was in compliance with its material debt covenants.

Index

Net cash used in investing activities was $540,174 for the nine months ended September 30, 2010, reflecting an increase of $383,483 when compared to $156,331 for the nine month period ended September 30, 2009. We invested $360,002 in new property, plant and equipment during the nine month period ended September 30, 2010 compared to $156,331 in the prior comparable period. We also paid $180,172 pursuant to our AirTight Asset Purchase promissory note for the nine months ended September 30, 2010. During the current nine month period, property, plant and equipment additions included $93,837 for vehicles, $4,419 for leasehold improvements, $63,576 for office furniture and equipment, $115,199 for computers and software, and $82,971 for machinery and equipment, including construction in progress.

Net cash used by financing activities was $2,491,363 for the nine month period ended September 30, 2010 compared to net cash provided by financing activities of $3,899,872 for the nine month period ended September 30, 2009. We made principal repayments of $2,500,000 under our Convertible Term Note, reducing our balance owed to $-0-. We made principal repayments of $9,330,191 and borrowed $800,000 under our Revolving Credit Note during the period, reducing our balance owed to $-0-.  We borrowed $2,500,000 for a new Term Loan and $8,076,850 for a Revolving Credit Facility, as well as made principal repayments to the Revolving Credit Facility of $970,422. See also first paragraph above under Liquidity and Capital Resources for more information on the payoff of the ComVest mezzanine debt and new financing with Bank of America.  We made $92,600 in principal repayments on our long term debt primarily related to vehicles, paid $100,000 to a director for the voluntary redemption of 100 shares of our Series D Preferred Stock, and paid $875,000 to the Chairman towards reducing his outstanding accrued Series D Preferred Stock dividends during the nine months ended September 30, 2010.

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

Item 4.       Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Although our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, the end of the period covered by this report, that our disclosure controls and procedures were effective.  There were no material changes in our internal controls during the third quarter of 2010.  There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

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

LAPOLLA INDUSTRIES, INC.

Date:	November 10, 2010	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 10, 2010	By:	/s/ Charles Zajaczkowski, CFO
		Name:	Charles Zajaczkowski
		Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1
Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010 and filed with the SEC on September 7, 2010).

10.2
Guaranty Agreement between Richard J. Kurtz and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010 and filed with the SEC on September 7, 2010).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.