Form 10-Q
period 2011-03-31
LAPOLLA INDUSTRIES INC
filed 2011-05-16
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

As of May 4, 2011 there were 81,115,594 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

(i)

INDEX

FORWARD LOOKING STATEMENTS

Statements made by us in this report that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.These forward-looking statements are necessarily estimates reflecting the best judgment of management and express our opinions about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry’s actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on the Company and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION

As used in this report, “Lapolla” and the “Company” or “Us” or “We” or “Our” refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.Lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our Internet website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2011 and December 31, 2010	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2011 and 2010	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2011 and 2010	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of
	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash	$—	$298
Trade Receivables, Net	11,246,644	11,013,824
Inventories	5,148,426	5,353,015
Prepaid Expenses and Other Current Assets	1,170,669	1,259,498
Total Current Assets	17,565,739	17,626,635

Property, Plant and Equipment	2,547,647	2,547,148

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,926,575	1,733,449
Deposits and Other Non-Current Assets, Net	480,195	365,930
Total Other Assets	6,641,598	6,334,207

Total Assets	$26,754,984	$26,507,990

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$8,749,798	$8,398,341
Accrued Expenses and Other Current Liabilities	1,566,329	1,626,541
Current Portion of Term Loan	1,250,000	1,250,000
Current Portion of Derivate Liability	313,917	292,240
Current Portion of Long-Term Debt	46,213	45,464
Total Current Liabilities	11,926,257	11,612,586

Other Liabilities:
Non-Current Portion of Term Loan	625,000	937,500
Non-Current Portion of Revolver Loan	8,238,692	7,578,262
Non Current Portion of Long-Term Debt	58,867	70,062
Total Other Liabilities	8,922,559	8,585,824

Total Liabilities	20,848,816	20,198,410

Stockholders’ Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designation:
Series D, 25,000 Shares Authorized; 6,895 and 5,242 Issued and Outstanding for
March 31, 2011 and December 31, 2010, respectively; $6,895,000 and $5,242,000
aggregate liquidation preference for March 31, 2011 and December 31, 2010, respectively.	6,895	5,242
Common Stock, $.01 Par Value; 98,000,000 Shares Authorized; 80,978,733 and 83,705,376
Issued and Outstanding for March 31, 2011 and December 31, 2010, respectively.	809,787	837,054
Additional Paid-In Capital	82,111,423	82,081,100
Accumulated (Deficit)	(77,036,179)	(76,587,648)
Accumulated Other Comprehensive Gain (Loss)	14,242	(26,168)
Total Stockholders’ Equity	5,906,168	6,309,580

Total Liabilities and Stockholders’ Equity	$26,754,984	$26,507,990

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Sales	$17,972,584	$13,404,335

Cost of Sales	14,152,912	10,021,959

Gross Profit	3,819,672	3,382,376

Operating Expenses:
Selling, General and Administrative	3,802,357	2,599,092
Professional Fees	117,012	159,449
Depreciation	68,308	60,723
Amortization of Other Intangible Assets	104,947	66,954
Consulting Fees	47,854	54,530
Total Operating Expenses	4,140,478	2,940,748

Operating Income (Loss)	(320,806)	441,628

Other Income (Expense):
Interest Expense	(127,509)	(223,917)
Interest Expense – Related Party	—	(200)
Interest Expense – Amortization of Discount	—	(253,726)
Gain (Loss) on Derivative Liability	(21,677)	157,121
Other, Net	21,461	43,518
Total Other Income (Expense)	(127,725)	277,204

Net Income (Loss)	$(448,531)	$164,424
Dividends on Preferred Stock	(155,775)	(341,517)
Net Income (Loss) Available to Common Stockholders	$(604,306)	$(177,093)

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Shares Outstanding	82,491,931	63,944,803

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(448,531)	$164,424
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	135,435	102,450
Amortization of Other Intangible Assets	104,947	66,954
Provision for Losses on Accounts Receivable	112,500	6,780
Amortization of Discount on Convertible Term and Revolving Credit Notes	—	253,726
Share Based Compensation Expense	160,484	(28,485)
Loss (Gain) on Derivative Liability	21,677	(157,121)
Changes in Assets and Liabilities:
Trade Receivables	(345,320)	(363,589)
Inventories	204,590	(218,451)
Prepaid Expenses and Other Current Assets	88,829	82,827
Deposits and Other Non Current Assets	(412,338)	(126,488)
Accounts Payable	351,458	156,719
Accrued Expenses and Other Current Liabilities	(215,988)	359,688
Net Cash (Used in) Provided by Operating Activities	(242,257)	299,434

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(135,935)	(184,998)
Payment for AirTight Asset Purchase	—	(90,086)
Net Cash (Used in) Investing Activities	$(135,935)	$(275,084)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	19,336,357	—
Principal Repayments to Revolver Loan	(18,675,927)	—
Principal Repayments to Convertible Term Note	—	(250,000)
Principal Repayments to Term Loan	(312,500)	—
Principal Repayments on Long Term Debt	(10,446)	(44,042)
Payment of Preferred Stock Dividends	—	—
Payments for Voluntary Redemption of Preferred Stock	—	(100,000)
Net Cash Provided by (Used in) Financing Activities	337,484	(394,042)

Net Effect of Exchange Rate Changes on Cash	40,410	(5,186)

Net Increase (Decrease) In Cash	(298)	(374,878)
Cash at Beginning of Period	298	400,821
Cash at End of Period	$—	$25,943

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	121,092	223,917

Supplemental Schedule of Non Cash Investing and Financing Activities:
Conversion of Loan Payable - Related Party to Preferred Stock	$—	$18,800
Conversion of Accrued Interest from Loan Payable - Related Party to Preferred Stock	—	200

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2011 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 17. Refer to the Company’s 2010 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2011.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $313,917 and $292,240 as of March 31, 2011 and December 31, 2010, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.4 Million and $21.0 Million at March 31, 2011 and December 31, 2010, respectively.  Although the Company reported net income for the 2010 year, the Company’s prior history of net losses, applicable rules require the Company to attain at least two full years of net income before it can reduce its valuation allowance to record a deferred tax asset. As a result, the Company recorded a valuation allowance against the deferred tax asset of $21.4 Million and $21.0 Million at March 31, 2011 and December 31, 2010, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2011 and December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at March 31, 2011. Net property, plant and equipment totaled $2,547,647 and $2,547,148 as of and for the quarter and year ended March 31, 2011 and December 31, 2010, respectively. Depreciation expense totaled $135,435 and $99,543, of which $67,127 and $38,820 was included in cost of sales, for the quarter ended March 31, 2011 and 2010, respectively.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at March 31, 2011 and December 31, 2010. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of March 31, 2011, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2011 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at March 31, 2011. Net other intangible assets totaled $1,926,575 and $1,733,449 as of and for the quarter and year ended March 31, 2011 and December 31, 2010, respectively. Amortization expense totaled $104,947 and $66,954 at March 31, 2011 and 2010, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $139,336 and $51,447 for the quarters ended March 31, 2011 and 2010, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales was $968,645 and $567,505 at March 31, 2011 and 2010, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense was $160,484 and $(28,485) for the quarters ended March 31, 2011 and 2010, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $488,835 and $938,831 at March 31, 2011 and December 31, 2010, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  At March 31, 2011 and 2011, deferred advertising costs were $65,850 and $99,865, respectively. Total advertising and marketing costs expensed were $452,405 and $280,994 for the quarter ended March 31, 2011 and 2010, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the quarter ended March 31, 2011, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the quarter ended March 31, 2011 were: (a) 1,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 2,511,307 issuable upon exercise of vested and exercisable stock options. For the quarter ended March 31, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were 1,521,424 shares of common stock issuable upon exercise of vested and exercisable stock options.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the quarters ended March 31, 2011 and 2010, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 44% and 46% of purchases, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2011	December 31, 2010
Trade Receivables	$11,735,479	$11,952,655
Less: Allowance for Doubtful Accounts	(488,835)	(938,831)
Trade Receivables, Net	$11,246,644	$11,013,824

Note 4.  Inventories.

The following is a summary of inventories at:

	March 31, 2011	December 31, 2010
Raw Materials	$1,545,993	$1,663,674
Finished Goods	3,602,433	3,689,341
Total Inventories	$5,148,426	$5,353,015

Note 5.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2011	December 31, 2010
Vehicles	$915,819	$872,993
Leasehold Improvements	192,554	176,426
Office Furniture and Equipment	304,108	266,788
Computers and Software	888,057	861,765
Machinery and Equipment	2,374,233	2,362,827
Plant Construction in Progress	85,174	83,667
Total Property, Plant and Equipment	$4,759,945	$4,624,466
Less: Accumulated Depreciation	(2,212,298)	(2,077,318)
Total Property, Plant and Equipment, Net	$2,547,647	$2,547,148

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.  Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	March 31, 2011	December 31, 2010
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(503,735)	$859,235	$(464,236)
Product Formulation	138,471	(56,158)	138,471	(53,850)
Trade Names	740,325	(133,486)	740,325	(121,147)
Non-Competes	210,000	(115,500)	210,000	(105,000)
Approvals and Certifications	833,319	(251,384)	745,391	(215,740)
Certifications in Process	205,488	—	—	—
Total Other Intangible Assets	$2,986,838	$(1,060,263)	$2,693,422	$(959,973)

Note 7.  Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	March 31, 2011	December 31, 2010
Accrued Payroll	$221,657	$234,350
Accrued Commissions	62,394	82,012
Accrued Inventory Purchases	24,293	442,855
Accrued Taxes and Other	694,520	417,095
Accrued Insurance	298,129	316,792
Accrued Preferred Dividends Payable	220,602	64,827
Deferred Finance Charge Income	44,734	68,610
Total Accrued Expenses and Other Current Liabilities	$1,566,329	$1,626,541

Note 8.  Financing Instruments

(a)      Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Lender”), on August 31, 2010, which became effective when funded by the Lender, on September 1, 2010, under which the Lender agreed to loan up to $2,500,000 under a term loan, which matures on August 31, 2012 (“Term Loan”) and $10,000,000 under a revolver loan, which matures on August 31, 2013 (“Revolver Loan”) (the “Term Loan” and “Revolver Loan” are collectively referred to as “Bank Loans”). To secure the prompt payment and performance of all obligations under the Bank Loans, the Company granted the Lender a continuing security interest in and lien upon all property of the Company. On September 1, 2010, the Company initially borrowed $10,576,851 under the Bank Loans, of which $8,076,851 was from the Revolver Loan and $2,500,000 was from the Term Loan.  The borrowing was comprised entirely of a Base Rate Loan (defined as any loan that bears interest based on the Base Rate). The Base Rate is for any day, a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.50%. The Company has the ability to change the applicable margin from the Base Rate based on the type of loan to a LIBOR rate of 3.00 for the Revolver Loan and 3.75% for the Term Loan. The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. There is also a restriction on the payment of preferred stock dividends (Distribution) under the Bank Loans.  A Distribution is permitted only if the Company can demonstrate to the Lender on a pro forma basis that (a) Availability equaled or exceeded and amount equal to the sum of (i) $1,500,000 plus (ii) the amount of such proposed Distribution, for each of the 30 consecutive days preceding the date of making such proposed Distribution, (b) the Fixed Charge Coverage Ratio is 1.25:1.0, (c) all Obligations in respect of the Term Loan have been paid in full and (d) no Default or Event of Default exists. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans. The Company was in compliance with its debt covenants at March 31, 2011.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Financing Instruments - continued.

(a)      Loan and Security Agreement - continued.

  A brief summary of certain terms and conditions of the Bank Loans are provided below:

  (i)       Revolver Loan.  The Revolver Loan obligates Bank of America to make revolver loans and to issue letters of credit in an amount up to the $10,000,000 commitment and matures on August 31, 2013.  The proceeds of revolver loans shall be used by the Company solely: (a) to satisfy existing debt; (b) to pay fees and transaction expenses associated with the closing of this credit facility; (c) to pay obligations in accordance with the agreement; and (d) for working capital and other lawful corporate purposes of the Company. The balance outstanding on the Revolver Loan was $8,238,692 and $7,578,262 and the weighted-average interest rate was 3.72% and 3.95%, at March 31, 2011 and December 31, 2010, respectively; and

  (ii)      Term Loan.  The Term Loan obligated Bank of America to make up to $2,500,000 available to the Company upon closing of the Bank Loans. The Term Loan was personally guaranteed by the Chairman of the Board and majority stockholder (“Guarantee”). Principal of the Term Loan shall be repaid in consecutive monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, whether such repayment is voluntary or required, no portion of the Term Loan may be reborrowed. The Company may, at its option from time to time after April 15, 2011, prepay the Term Loan.  The balance outstanding on the Term Loan was $1,875,000 and $2,187,500 and the interest rate was 4.125%, at March 31, 2011 and December 31, 2010, respectively;

(b)      Revolving Credit and Term Loan Agreement.  The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, as amended from time to time, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note and $3,000,000 under a convertible term note (“Loan Agreements”), and Lapolla agreed to issue certain detachable warrants, as amended and increased from time to time (“Warrants”) to ComVest and register the underlying shares issuable under the convertible term note and the Warrants. The debt instruments were recorded at fair value of $851,917, at an effective interest rate of approximately 30%, and the resulting discounts were amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the matured and paid off Loan Agreements and other related agreements are provided below:

  (i)       Revolving Credit Note. Under the revolving credit note, as amended from time to time, ComVest agreed to provide the Company with a secured revolving credit facility, from June 30, 2008 to August 31, 2010, in an aggregate principal amount the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory) provided to ComVest, or (ii) $9,500,000.  The revolving credit note’s interest rate was calculated according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. There was no unamortized discount at March 31, 2011 or December 31, 2010.

  (ii)      Convertible Term Note. The convertible term note, as amended from time to time, had a fixed interest rate of 10% per annum and the principal was payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and was convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The convertible term note was personally guaranteed by the Chairman of the Board. There was no unamortized discount at March 31, 2011 or December 31, 2010.

  (iii)     Warrants. The detachable and remaining outstanding Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.59 per share and 1,000,000 are exercisable at a price of $.74 per share, expire on June 30, 2013.  The aggregate fair value of the Warrants was $313,917 and $292,240 at March 31, 2011 and December 31, 2010.  See also Note 9 - Derivatives and Fair Value for more information.

  (iv)      Registration Rights. The Company determined that no liability was recognizable at March 31, 2011 and December 31, 2010 for registration payment arrangements based on the fact that the Registration Statement was effective at March 31, 2011 and December 31, 2010.

Note 9.  Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock (See Note 8 above, Paragraph (b) Revolving Credit and Term Loan Agreement, Item (iii), for more information) and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At March 31, 2011 and December 31, 2010, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Derivatives and Fair Value - continued.

We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1,  2011 and December 31, 2010, respectively.  For March 31, 2011, the primary assumptions include projected volatility curve based on the Company’s historical volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of March 31, 2011 was estimated to be $313,917. For December 31, 2010, the primary assumptions include projected volatility curve based on the Company’s historical volatility of 123% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of December 31, 2010 was estimated to be $292,240. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of March 31, 2011			As of December 31, 2010
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$313,917	$313,917	$313,917	$292,240	$292,240	$292,240
Total Derivative Liabilities	$313,917	$313,917	$313,917	$292,240	$292,240	$292,240

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	March 31, 2011		December 31, 2010
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$292,240	$292,240	$571,864	$571,864
Total Gains or Losses (realized/unrealized)
included in Net Income (Loss)	21,677	21,677	(279,624)	(279,624)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance on December 31,	$313,917	$313,917	$292,240	$292,240

Note 10.  Long Term Debt.

The following is a summary of long term debt at:

	March 31, 2011	December 31, 2010
Various notes payable on vehicles and equipment, due in monthly installments of $4,033 including interest, maturing through 2014.	$105,080	$115,526
Less: Current Maturities	(46,213)	(45,464)
Total Long-Term Debt	$58,867	$70,062

Note 11.  Related Party Transactions.

(a)      On February 22, 2011, an agreement was entered into between the Company and Mr. Nadel, a member of the Board, wherein Mr. Nadel became a consultant to, as well as Vice Chairman of, the Company (“Nadel Agreement”), for a period of 3 years.  In addition to any other compensation Mr. Nadel is currently receiving from the Company, Mr. Nadel is to receive an aggregate of 5,000,000 shares of restricted common stock (the “Shares”), which vest in monthly increments over 3 years (See Note 14), and $200,000 in consulting fees per year. Mr. Nadel is to perform such consulting and advisory services, within Nadel’s area of expertise, as may be requested by Mr. Kurtz, Chairman or the Company, in consultation with the Chairman and Mr. Kramer, President and CEO. Such services include business development and planning, assisting management on strategic initiatives and other items as requested by the Chairman or the Company in consultation with the Chairman.  See also Note 13 - Securities Transactions, Item (a).

(b)      On February 22, 2011, the Company issued an aggregate of 1,653 shares of its Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, accruing dividends at 10% per annum, to reimburse the Chairman for the aggregate value of the 2,900,000 shares of restricted common stock he provided to meet the number of Shares (described above) requirement in the Nadel Agreement of $1,653,000 (calculated by taking the 2,900,000 shares of common stock times the closing price of the Company’s common stock as traded on the OTCBB of $.57 per share on February 22, 2011). See also Note 13 - Securities Transactions, Item (b).

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12.  Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the quarters ended March 31, 2011 and 2010 as their effect would be anti-dilutive.

For March 31, 2011, a total of 1,859,208 shares of common stock - of which 859,208 shares were for vested and exercisable stock options and 1,000,000 shares were for warrants - were excluded from the calculation of diluted earnings per common share as the exercise prices of these stock options and warrants were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these options and warrants.

For March 31, 2010, a total of 7,051,168 shares of common stock - of which 1,092,258 shares were for stock options, 3,458,910 shares were for conversion shares related to a convertible term note, and 2,500,000 shares were for warrants - were excluded from the calculation of diluted earnings per common share as the conversion or exercise prices of these stock options, conversion shares, and warrants were greater than or equal to the market value of the common shares.  Such options, conversion shares, and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the conversion or exercise price of these options, conversion shares, and warrants.

Note 13.  Securities Transactions.

(a)      During the quarter ended March 31, 2011, the Company approved the exchange of 2,900,000 shares, par value $.01, of restricted common stock of the Chairman of the Board for 1,653 shares of Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, for reimbursement related to shares of restricted common stock he provided to meet a common stock share requirement in an advisory and consulting agreement.  The exchange transaction was valued at $1,653,000, which was calculated by taking the 2,900,000 shares of common stock times the closing price of the Company’s common stock as traded on the OTCBB of $.57 per share on the date of the transaction. The reacquired shares of common stock were added back to the authorized common stock capitalization of the Company. See also Note 11 - Related Party Transactions, Items (a) and (b).

(b)      During the quarter ended March 31, 2011, the Company issued an aggregate of 173,357 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded at $98,813. See also Note 11 - Related Party Transactions, Item (a).

Note 14.  Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements at fair value and records compensation expense over the requisite service period. During the quarter ended March 31, 2011, the Company approved a transaction, which included a share-based compensation component (“Nadel Plan”). Pursuant to the transaction, the Company agreed to issue 5,000,000 shares of restricted common stock, vesting in monthly increments over a 3 year period, of which 4,000,000 shares are to be issued under the general common stock authorization limit of the Company, and 1,000,000 shares are to be issued under the Company’s Equity Incentive Plan, as amended. The fair value of this transaction was calculated by taking the closing price of the Company’s common stock as traded on the OTCBB of $.57 per share times the number of shares awarded equaling $2,850,000. A summary of the Nadel Plan at March 31, 2011, and changes during the period then ended, is as follows:

Nonvested Awards	Shares	Grant-Date Fair Value
Nonvested at time of Adoption	—	$—
Granted	5,000,000	2,850,000
Vested	(173,357)	(98,813)
Forfeited, Canceled or Expired	—	—
Nonvested at March 31, 2011	4,826,643	$2,751,187

As of March 31, 2011, there was $2,751,187 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Nadel Plan.  The cost is expected to be recognized over a period of 34.67 months. See also Note 11 - Related Party Transactions, Items (a) and (b) and Note 13 - Securities Transactions, Item (b).

Compensation cost charged against income for all compensation and incentive plans as of March 31, 2011 and 2010, was $160,484 and $(28,485), respectively.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 15.  Preferred Stock.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000, which includes the par of $1.00 per share. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available. See also Note 8 - Financing Instruments, Paragraph (a) for information on payment of preferred dividends restrictions. At March 31, 2011 and December 31, 2010, an aggregate of 6,895 and 5,242 shares of Series D Preferred were outstanding with an aggregate consideration of $6,895,000 and $5,242,000, and accrued dividends of $220,602 and $64,827, respectively.  There were $-0- and $ 875,000 dividends paid at March 31, 2011 and 2010, respectfully.  See also Note 11 - Related Party Transactions, Items (a) and (b) and Note 13 - Securities Transactions, Item (a) for information on preferred shares issued in connection with an exchange of common stock during the quarter ended March 31, 2011.

Note 16.  Business Segment Information.

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

Reportable Segments

The following table includes information about our reportable segments for the three months ended:

	March 31, 2011			March 31, 2010
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$14,826,356	$3,146,228	$17,972,584	$11,871,302	$1,533,033	$13,404,335
Cost of Sales	11,579,125	2,573,787	14,152,912	8,857,786	1,164,173	10,021,959
Gross Profit	3,247,231	572,441	3,819,672	3,013,516	368,860	3,382,376
Depreciation	50,716	10,762	61,478	48,400	6,250	54,651
Amortization of Other Intangible Assets	77,918	16,535	94,453	53,368	6,892	60,260
Interest Expense	26,297	5,580	31,877	211,586	27,325	238,911
Segment Profit	$636,655	$18,463	$655,118	$913,337	$97,648	$1,010,985
Segment Assets (1)	21,537,547	5,058,489	26,596,036	19,467,690	3,382,215	22,849,905
Expenditures for Segment Assets	$90,351	$19,173	$109,524	$163,840	$21,158	$184,998

The following are reconciliations of reportable segment profit, and assets, to the Company’s condensed totals at:

	March 31, 2011	March 31, 2010
Profit
Total Profit for Reportable Segments	$655,118	$1,010,985
Unallocated Amounts:
Corporate Expenses	(1,103,649)	(846,561)
Income (Loss) Before Income Taxes	$(448,531)	$164,424

	March 31, 2011	March 31, 2010
Assets
Total Assets for Reportable Segments (1)	$26,596,036	$22,849,905
Other Unallocated Amounts (2)	185,915	195,059
Condensed Total	$26,781,951	$23,044,964

(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes cash, cash equivalents, prepaid expenses, and deposits relating to corporate assets.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2011 and 2010, and our financial condition at March 31, 2011. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the year ended December 31, 2010.

Outlook

The Company’s outlook remains very aggressive and positive, as we expect sales to continue to grow to record levels in 2011. Our optimism is based on our market share gains in the insulation and construction markets being driven by growing consumer awareness about energy efficient foams and coatings.  During the quarter ended March 31, 2011, we invested in fortifying our business foundation by hiring additional qualified personnel for sales, customer service, and manufacturing, making improvements in our information technology systems, and gearing up for accelerated international expansion, to support a substantial increase in market share. Although the markets for our products are highly competitive, we believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to continue to achieve record results and improve the bottom line. In addition, we offer the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. For the three month period ended March 31, 2011, foam and coatings sales have increased by 24.9% and 105.2%, compared to the same quarter in 2010, respectively. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

March 31, 2011	March 31, 2010
$17,972,584	$13,404,335

Sales increased $4,568,249, or 34.1%, from the first quarter of 2011 compared to the first quarter of 2010.  Foam sales increased $2,955,054, or 24.9%, and coatings sales increased $1,613,195, or 105.2%, quarter over quarter, due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings.  High and increasingly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key startup equipment and training operation, provided additional market penetration, resulting in approximately $2.8 Million and $2.5 Million in sales for the first quarter of 2011 and 2010, respectively. Sales pricing changes added approximately $1.2 Million and $0.7 Million, while sales volumes increased approximately $3.8 Million and $3.0 Million, in sales for the first quarter of 2011 and 2010, respectively.

Cost of Sales

Cost of sales increased $4,130,953, or 41.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Cost of sales increased $2,721,339, or 30.7%, for our foams, and $1,409,614, or 121.1%, for our coatings, quarter over quarter, due primarily to increases of $2,955,054, or 24.9%, and $1,613,195, or 105.2%, in our foam and coatings sales, respectively. We had a 70.7% increase in freight costs, along with an approximate 5.5% increase in material costs, in the first quarter of 2011.  Freight and material costs increased in 2011 due primarily to surging oil prices which justified higher trip rates as well as fuel surcharges during the quarter.

Gross Profit

Our gross profit increased $437,296, or 12.9%, for the first quarter of 2011 compared to the first quarter of 2010, due to our 34.1% in sales growth, offset by a 70.7 increase in freight costs and 5.5% increase in material costs, of which $233,714, or 53.4%, resulted from our foam segment and $203,581, or 46.6%, resulted from our coatings segment. Gross margin percentage 3.9%, quarter over quarter, due to higher freight and material costs, offset by approximately 6.9% price increases, manufacturing efficiencies from increased volume, and purchasing power with key vendor alliances in both of our segments.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $1,199,730, or 40.8%, in the first quarter of 2011 compared to the first quarter of 2010, due to increases of $1,203,265 for SG&A, $7,585 for depreciation, and $37,993 for amortization of other intangible assets, offset by decreases of $42,437 for professional fees and $6,676 for consulting fees.

INDEX

SG&A increased $1,203,265, or 46.3%, due to increases of $105,720 for bad debts, $307,829 for corporate expenses, $47,935 for distribution expenses, $2,423 for insurances, $125,581 for marketing and promotions, $343,867 for payroll and related employee benefits, $24,742 for rents, $188,970 for share based compensation, and $109,844 for travel and related services, offset by decreases of 11,744 for advertising, $913 for investor relations, and $40,991 for sales commissions. The increases in the first quarter of 2011 of: $105,720 in bad debts is due to an increase in our accrual for bad debt allowances for aged customer accounts and bankruptcies; $307,829 in corporate expenses is primarily due to an $81,534 increase in bank fees, $46,033 in corporate taxes, and $117,118 for executive bonus accruals; $47,935 in distribution is due to utilizing additional bonded warehouses to broaden availability of our products to meet customer requirements; $125,581 in marketing and promotion is due to increased sales activity and expanded presence at trade shows; $343,867 in payroll and related employee benefits is due to hiring additional sales, customer and technical service, and manufacturing personnel company-wide to meet anticipated growth requirements; $188,970 in share based compensation is due to expensing of stock options and restricted stock awards to non-employee directors; and $109,844 in travel and related services is due to increased attendance at trade shows by sales personnel and international developments. The decreases in the first quarter of 2011 of $11,744 in advertising is due to a more targeted approach; and $40,991 in sales commissions is due to a reorganization in the sales department.

Professional fees decreased $42,437, or 26.6%, from the first quarter of 2011 compared to the first quarter of 2010.

Depreciation expense increased $7,585, or 12.5%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to an increase in depreciable assets for vehicles.

Amortization of other intangible assets expense increased $37,993, or 56.8%, in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, due to an increase in amortizable assets primarily relating to approvals and certifications required to expand acceptance of our products internationally.

Consulting fees decreased $6,676, or 12.3%, in the first quarter of 2011 compared to the first quarter of 2010, due to a decrease in outside vendor services, offset by an increase in related party advisory and consulting services by a non-employee director.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other income (expense) decreased $149,479, or 53.9% from the first quarter of 2011 compared to the first quarter of 2010, due to decreases of $96,408 for interest expense, $200 for interest expense - related party, and $253,726 for interest expense - amortization of discount, offset by a decrease of $178,798 in the gain on derivative liability and $22,057 in other, net.

Interest expense decreased $96,408, or 43.1%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to the Company’s favorable asset based bank financing interest rates versus higher interest rates in the prior comparable quarter from former mezzanine styled credit instruments.

Interest expense – related party decreased $200, or 100%, for the first quarter of 2011 compared to the first quarter of 2010, due to no outstanding loans payable – related party.

Interest expense – amortization of discount decreased $253,726, or 100%, in the first quarter of 2011 compared to the first quarter of 2010, due to the Company paying off its mezzanine styled debt during the latter part of 2010 in connection with obtaining asset based bank financing on more favorable terms.

Our gain on derivative liability decreased $178,798, or 113.8%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to recording a loss of $21,677 on derivative liability relating to an increase in fair value attributable to outstanding detachable warrants with a down round exercise price protection feature.

Other, net decreased $22,057, or 50.7%, in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, due primarily to a decrease in the amount of finance charges collected from past due customers.

Net Income (Loss)

Net loss was $448,531 in the first quarter of 2011 compared to net income of $164,424, due to increases of $1,203,265, or 46.3%, in SG&A, $7,585 in depreciation, $37,993 in amortization of other intangible assets, and a $21,677 loss on our derivative liability, offset by increases of $4,568,249, or 34.1%  in sales resulting in a $437,296, or 12.9%, increase in gross profit, $21,461 in other, net, and decreases of $42,437, or 26.6%, in professional fees, $6,676, or 12.3% in consulting fees, $96,408, or 43.1%, in interest expense, $200, or 100%, in interest expense - related party, $253,726, or 100%, in interest expense - amortization of discount.  Net loss per share was $0.01 for the quarter ended March 31, 2011 compared to net income per share of $0.00 for the quarter ended March 31, 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share increased $427,213, or 241.2%, and $0.01, or 100%, in the first quarter of 2011 compared to the first quarter of 2010, respectively, due to net loss in the current quarter of $448,531 and accrued preferred stock dividends of $155,775.

INDEX

Results of Business Segments

The following is a summary of sales by segment at:

	March 31, 2011	March 31, 2010
Segments
Foam	$14,826,356	$11,871,302
Coatings	$3,146,228	$1,533,033

Foam Segment

Foam sales increased $2,955,053, or 24.9%, in the first quarter of 2011 compared to the first quarter of 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share from the paradigm shift away from traditional insulation systems such as fiberglass. Foam equipment sales were $736,826 for the first quarter of 2011 compared to $1,257,427 for the first quarter of 2010. Foam cost of sales increased $2,721,339, or 30.7%, quarter over quarter, due to increases of $2,955,053, or 24.9%, in sales, $290,909, or 58.0%, in freight, and approximately 3.8% in material costs, partially offset by purchasing power with key vendor alliances. Foam gross profit increased $233,714, or 7.8%, due to higher sales volumes, and gross margin percentage decreased 3.5%, primarily from higher freight and material costs, from the first quarter of 2011 compared to the first quarter of 2010. Foam segment profit decreased $276,683, or 30.3%, for the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher freight and material costs, offset by an approximate 7.4% increase in sales prices and 92.6% increase in sales volumes.

Coatings Segment

Coatings sales increased $1,613,195, or 105.2%, in the first quarter of 2011 compared to the first quarter of 2010, due to energy saving acrylic coatings regaining traction from pent up demand in the roofing and construction markets. Coatings equipment sales were $38,780 for the first quarter of 2011 compared to $-0- for the first quarter of 2010.  Coatings cost of sales increased $1,409,614, or 121.1%, quarter over quarter, due to increases of $1,613,195, or 105.2%, in sales, $110,231, or 167.2%, in freight, and approximately 5.9% in material costs. Coatings gross profit increased $203,581, or 55.2%, due to higher sales volumes, and gross margin percentage decreased 5.9%, primarily from higher freight and material costs, from the first quarter of 2011 compared to the first quarter of 2010.  Coatings segment profit decreased $276,683, or 30.3%, for the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher freight and material costs, offset by an approximate 6.5% increase in sales prices and 93.5% increase in sales volumes.

Total Segments

Total segment profits decreased $355,868, or 35.2%, due primarily to increases of $401,140, or 70.7%, in freight, 5.5% in material costs, offset by increases of approximately 6.9% in sales prices and 93.1% in sales volumes, resulting in a decrease of 3.9% in gross margin percentage, in the first quarter of 2011 compared to the first quarter of 2010.

Liquidity and Capital Resources

Cash on hand decreased to $-0- at March 31, 2011 from $298 at December 31, 2010 as planned due to the automatic sweep of our bank accounts to pay down our new Revolver Loan pursuant to our agreement with our banking institution, which is designed to save interest expense. We did not have an automatic sweep feature in place and paid down our prior revolving credit note on a periodic basis. Stockholders’ Equity decreased $403,412, or 6.4%, from December 31, 2010 to March 31, 2011 due primarily to net loss of $448,531 and accrued preferred stock dividends of $155,775, offset by a currency translation gain of $14,242 from our Canadian operations, and share based compensation expense of $160,484 for non-employee directors. We have a $10 Million asset based bank financed Revolver Loan in place to fund our continuing operations. Although our excess cash flow has improved substantially and the $1,761,308 availability under the Revolver Loan is sufficient to meet our continuing operating requirements at March 31, 2011, we continue to experience record sales growth into 2011, and the associated increases in accounts receivable, inventory, and expenses to support our rapid incline may require additional cash liquidity in the near term. As a result, our banking institution has approved a $3 Million increase under our Revolver Loan in case we need it to sustain our aggressive growth.  Management believes that the cash on hand, cash generated from operations, and the Revolver Loan, subject to borrowing base limitations (as described below) from our banking institution, will be sufficient to fund operations, including any capital expenditures, through fiscal 2011. Notwithstanding the foregoing, we may seek to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding detachable warrants issued in connection with our prior mezzanine styled financing may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price of the common stock sold.  Moreover, pursuant to our bank financing Loan Agreement, we must prepay any amount outstanding under the Term Loan out of the net proceeds of the capital raised. At March 31, 2011, our outstanding Term Loan balance was $1,850,000. The Loan Agreement limitation may adversely impact our ability to raise additional capital.

INDEX

Net cash used in operations was $242,257 for the three months ended March 31, 2011 compared to net cash provided by operations of $299,434 for the three months ended March 31, 2010. The cash used in operations for the three months ended March 31, 2011 was attributable to our net loss of $448,531, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $135,435 in depreciation for property, plant and equipment, $104,947 in amortization of other intangible assets related to assets purchased in business combinations and approvals and certifications required to effectively enter into international markets, $112,500 in provision for losses on accounts receivable due to an increase in bad debt accruals, $160,484 in share-based compensation due to expensing of stock options and restricted stock for non-employee directors, and $21,677 loss on derivative liability due to an increase in the stock price and liquidity of the Company’s common stock.  The foregoing was augmented by increases of $345,320 in trade receivables, $412,338 in deposits and other non-current assets, and $215,988 in accrued expenses and other current liabilities, offset by decreases of $204,590 in inventories, $88,829 in prepaid expenses and other current assets, and $351,458 in accounts payable, due primarily to an increase of $4,568,249, or 34.1%, in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Term Loan	$1,250,000	$625,000	$—	$—	$1,875,000
Revolving Loan	—	8,238,692	—	—	8,238,692
Long-Term Debt Obligations	46,213	58,867	—	—	105,080
Estimated Interest Payments on Long-Term Debt and Loan Obligations	401,393	503,454	—	—	904,847
Purchase Order Obligations	343,827	—	—	—	343,827
Operating Lease Obligations	387,967	1,015,918	307,022	—	1,710,907
Total	$2,429,400	$10,441,931	$307,022	$—	$13,178,353

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a fixed charge coverage ratio of at least 1.1 to 1.0 tested monthly. We were in compliance with our debt covenants at March 31, 2011. The Company is required to submit its Borrowing Base calculation to its banking institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the banking institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

Net cash used in investing activities was $135,935 for the quarter ended March 31, 2011, reflecting a decrease of $139,150 when compared to $275,084 for March 31, 2010. We invested $135,935 in property, plant and equipment for the first quarter of 2011, of which $40,168 was for vehicles for sales personnel, $36,991 was for office furniture and equipment due to expansion of our Canadian office to include technical service and training, $48,137 was for computers and software for additional sales personnel and upgrades to our accounting system, and $10,638 was for machinery and equipment for improvements to our manufacturing facilities.

Net cash provided by financing activities was $337,484 for the first quarter of 2011, compared to net cash used in financing activities of $394,042 for the first quarter of 2010. Under our asset based bank financed Revolver Loan, we borrowed an aggregate of $19,336,357 and repaid an aggregate of $18,675,927, and under our Term Loan, we repaid $312,500, during the quarter ended March 31, 2011. We also made principal repayments of $10,446 on our long term debt primarily related to financed vehicles.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain a registered office in Canada, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We currently utilize letters of credit to mitigate any risk of collection in our business outside of the United States and Canada.

Item 4.  Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

INDEX

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A.  Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, are hereby incorporated in their entirety herein by this reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2011, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended:

(a)      An aggregate of 2,900,000 shares, par value $.01, of restricted common stock of the Chairman of the Board in exchange for 1,653 shares of his Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, for reimbursement related to shares of restricted common stock he provided to meet a common stock share requirement in an advisory and consulting agreement.  The exchange transaction was valued at $1,653,000, which was calculated by taking the 2,900,000 shares of common stock times the closing price of the Company’s common stock as traded on the OTCBB of $.57 per share on the date of the transaction. The reacquired shares of common stock were added back to the authorized common stock capitalization of the Company.

(b)      An aggregate of 173,357 shares of restricted common stock, par value $.01 per share, to a non-employee director for advisory and consulting services, which transaction was valued and recorded at $98,813.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

Amendment to Loan and Security Agreement

The Company entered into a third amendment dated May 11, 2011 to that certain Loan and Security Agreement with Bank of America dated August 31, 2010 (effective September 1, 2010), under which Bank of America agreed to increase the amount available under the revolver loan from up to $10,000,000 to $13,000,000. Refer to Exhibits 10.2 for the complete text of the Third Amendment to the Loan and Security Agreement.

Item 5.  Exhibits.

See Index of Exhibits on Page 19.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: May 16, 2011	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: May 16, 2011	By:	/s/ Charles A. Zajaczkowski, CFO
	Name:	Charles A. Zajaczkowski
	Title:	CFO and Treasurer

INDEX

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Agreement dated February 22, 2011 between Jay C. Nadel and Lapolla Industries, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.2	Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.