Form 10-Q
period 2011-06-30
LAPOLLA INDUSTRIES INC
filed 2011-08-19
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

As of August 5, 2011 there were 81,393,878 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

PART I — FINANCIAL INFORMATION

As used in this report, "Lapolla” and the "Company" or "Us" or "We" or “Our” refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.Lapollaindustries.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our Internet website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

June 30, 2011 and December 31, 2010	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2011 and 2010	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2011 and 2010	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$—	$298
Trade Receivables, Net	13,345,203	11,013,824
Inventories	6,615,686	5,353,015
Prepaid Expenses and Other Current Assets	1,133,266	1,259,498
Total Current Assets	21,094,155	17,626,635

Property, Plant and Equipment	2,545,829	2,547,148

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,802,998	1,733,449
Deposits and Other Non-Current Assets, Net	430,684	365,930
Total Other Assets	6,468,510	6,334,207

Total Assets	$30,108,494	$26,507,990

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$11,449,162	$8,398,341
Accrued Expenses and Other Current Liabilities	1,343,395	1,626,541
Current Portion of Term Loan	1,250,000	1,250,000
Current Portion of Derivate Liability	274,369	292,240
Current Portion of Long-Term Debt	46,481	45,464
Total Current Liabilities	14,363,407	11,612,586

Other Liabilities:
Non-Current Portion of Term Loan	312,500	937,500
Non-Current Portion of Revolver Loan	9,656,175	7,578,262
Non Current Portion of Long-Term Debt	46,525	70,062
Total Other Liabilities	10,015,200	8,585,824

Total Liabilities	24,378,607	20,198,410

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designation:
Series D, 25,000 Shares Authorized; 7,210 and 5,242 Issued and Outstanding for June 30, 2011 and December 31, 2010, respectively; $7,210,000 and $5,242,000 aggregate liquidation preference for June 30, 2011 and December 31, 2010, respectively.	7,210	5,242
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 81,393,878 and 83,705,376 Issued and Outstanding for June 30, 2011 and December 31, 2010, respectively.	813,939	837,054
Additional Paid-In Capital	82,555,572	82,081,100
Accumulated (Deficit)	(77,705,047)	(76,587,648)
Accumulated Other Comprehensive Gain (Loss)	58,213	(26,168)
Total Stockholders' Equity	5,729,887	6,309,580

Total Liabilities and Stockholders' Equity	$30,108,494	$26,507,990

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$21,652,971	$16,646,574	$39,625,556	$30,050,909

Cost of Sales	17,610,780	12,378,560	31,763,691	22,370,454

Gross Profit	4,042,191	4,268,014	7,861,865	7,680,455

Operating Expenses:
Selling, General and Administrative	4,147,400	3,025,660	7,949,757	5,624,752
Professional Fees	216,103	67,358	333,114	226,807
Depreciation	72,798	80,661	141,106	141,384
Amortization of Other Intangible Assets	108,969	95,962	213,916	192,983
Consulting Fees	102,491	67,039	150,345	121,568
Total Operating Expenses	4,547,761	3,336,680	8,788,238	6,307,494

Operating Income (Loss)	(605,570)	931,334	(926,373)	1,372,961

Other (Income) Expense:
Interest Expense	132,856	235,910	260,365	459,827
Interest Expense – Related Party	—	—	—	200
Interest Expense – Amortization of Discount	—	265,328	—	519,054
(Gain) Loss on Derivative Liability	(39,548)	(32,829)	(17,871)	(189,950)
Other, Net	(30,007)	(79,957)	(51,468)	(123,476)
Total Other (Income) Expense	63,301	388,452	191,026	665,655

Net Income (Loss)	$(668,871)	$542,882	$(1,117,399)	$707,305
Dividends on Preferred Stock	(165,510)	(344,453)	(321,085)	(685,971)
Net Income (Loss) Available to Common Stockholders	$(834,381)	$198,429	$(1,438,484)	$21,334

Net Income (Loss) Per Share – Basic	$(0.01)	$0.00	$(0.02)	$0.00
Weighted Average Shares Outstanding	81,070,982	63,944,803	81,219,546	63,944,803

Net Income (Loss) Per Share – Diluted	$(0.01)	$0.00	$(0.02)	$0.00
Weighted Average Shares Outstanding	82,555,976	64,106,124	83,505,954	64,101,141

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(1,117,399)	$707,305
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	271,380	225,257
Amortization of Other Intangible Assets	213,916	192,983
Provision for Losses on Accounts Receivable	287,500	56,780
Amortization of Discount on Convertible Term and Revolving Credit Notes	—	519,054
Share Based Compensation Expense	459,610	(20,629)
(Gain) Loss on Derivative Liability	(17,871)	(189,950)
Changes in Assets and Liabilities:
Trade Receivables	(2,718,880)	(507,325)
Inventories	(1,262,671)	(1,195,577)
Prepaid Expenses and Other Current Assets	126,232	21,267
Deposits and Other Non Current Assets	(348,219)	(170,493)
Accounts Payable	3,050,821	1,627,872
Accrued Expenses and Other Current Liabilities	(289,431)	170,621
Net Cash (Used in) Provided by Operating Activities	(1,345,012)	1,437,165

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(270,060)	(336,118)
Payment for AirTight Asset Purchase	—	(180,172)
Net Cash (Used in) Investing Activities	$(270,060)	$(516,290)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	40,660,300	—
Principal Repayments to Revolver Loan	(38,582,387)	—
Proceeds from Revolving Credit Note	—	300,000
Principal Repayments to Revolving Credit Note	—	(666,830)
Principal Repayments to Term Loan	(625,000)	—
Principal Repayments to Convertible Term Note	—	(583,333)
Principal Repayments on Long Term Debt	(22,520)	(81,344)
Payment of Preferred Stock Dividends	—	(175,000)
Payments for Voluntary Redemption of Preferred Stock	—	(100,000)
Net Cash Provided by (Used in) Financing Activities	1,430,393	(1,306,507)

Net Effect of Exchange Rate Changes on Cash	84,381	1,331

Net Increase (Decrease) In Cash	(298)	(384,301)
Cash at Beginning of Period	298	400,821
Cash at End of Period	$—	$16,520

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$229,498	$460,026

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Restricted Common Stock – Related Party for Series D Preferred Stock – Related Party	$1,653,000	$—
Issuance of Restricted Common Stock for Advisory/Consulting Services to Director	335,447	—
Conversion of Accrued Series D Preferred Stock Dividends – Related Party to Preferred Stock	315,000	1,406,670
Accrued Series D Preferred Stock Dividends – Related Party	$321,285	$685,971

The Accompanying Notes are an Integral Part of the Financial Statements

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2011 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2010 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the three and six month periods ended June 30, 2011.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $274,369 and $292,240 as of June 30, 2011 and December 31, 2010, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $22.1 Million and $21.0 Million at June 30, 2011 and December 31, 2010, respectively.  Although the Company reported net income for the 2010 year, the Company's prior history of net losses, applicable rules require the Company to attain at least two full years of net income before it can reduce its valuation allowance to record a deferred tax asset. As a result, the Company recorded a valuation allowance against the deferred tax asset of $22.1 Million and $21.0 Million at June 30, 2011 and December 31, 2010, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at June 30, 2011 and December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at June 30, 2011. Net property, plant and equipment totaled $2,545,829 and $2,547,148 as of and for the quarter and year ended June 30, 2011 and December 31, 2010, respectively. Depreciation expense totaled $135,945 and $118,897, of which $63,147 and $38,236 was included in cost of sales, for the three months ended June 30, 2011 and 2010, and $271,380 and $218,440, of which $130,274 and $77,056 was included in cost of sales, for the six months ended June 30, 2011 and 2010, respectively.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at June 30, 2011 and December 31, 2010. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of June 30, 2011, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2011 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations and developed from in-house programs. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at June 30, 2011. Net other intangible assets totaled $1,802,998 and $1,733,449 as of and for the quarter and year ended June 30, 2011 and December 31, 2010, respectively. Amortization expense totaled $108,969 and $95,962, and $213,916 and $192,983, for the three and six months ended June 30, 2011 and 2010, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $285,158 and $172,873, and $424,494 and $395,171, for the three and six months ended June 30, 2011 and 2010, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales totaled $1,256,840 and $854,449, and $2,225,485 and $1,421,954, for the three and six months ended June 30, 2011 and 2010, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using lattice-based, Black Scholes, or straight-line valuation models and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense totaled $299,126 and $7,857, and $459,610 and $(20,629), for the three and six months ended June 30, 2011 and 2010, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock based activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $499,018 and $938,831 at June 30, 2011 and December 31, 2010, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  At June 30, 2011 and 2010, deferred advertising totaled $19,106 and $32,038. Total advertising and marketing costs expensed totaled $370,041 and $338,040, and $742,555 and $676,610, for the three and six months ended June 30, 2011 and 2010, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive.  For the three and six months ended June 30, 2011, basic and diluted net (loss) per share are the same since: (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the for the three and six months ended June 30, 2011 were: (a) 1,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 1,669,099 shares issuable upon exercise of vested and exercisable stock options.  For the three and six months ended June 30, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were: (a) 1,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 1,261,200 shares of common stock issuable upon exercise of vested and exercisable stock options.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. Raw materials and finished goods purchased from the three largest suppliers accounted for approximately 47% and 45%, and 50% and 45%, for the three and six months ended June 30, 2011 and 2010, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2011	December 31, 2010
Trade Receivables	$13,844,221	$11,952,655
Less: Allowance for Doubtful Accounts	(499,018)	(938,831)
Trade Receivables, Net	$13,345,203	$11,013,824

Note 4.  Inventories.

The following is a summary of inventories at:

	June 30, 2011	December 31, 2010
Raw Materials	$2,156,547	$1,663,674
Finished Goods	4,459,139	3,689,341
Total Inventories	$6,615,686	$5,353,015

Note 5.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2011	December 31, 2010
Vehicles	$916,281	$872,993
Leasehold Improvements	201,441	176,426
Office Furniture and Equipment	310,404	266,788
Computers and Software	1,077,333	861,765
Machinery and Equipment	2,387,914	2,362,827
Plant Construction in Progress	—	83,667
Total Property, Plant and Equipment	$4,893,373	$4,624,466
Less: Accumulated Depreciation	(2,347,544)	(2,077,318)
Total Property, Plant and Equipment, Net	$2,545,829	$2,547,148

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.  Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	June 30, 2011	December 31, 2010
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	June 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(543,235)	$859,235	$(464,236)
Product Formulation	138,471	(58,465)	138,471	(53,850)
Trade Names	740,325	(145,825)	740,325	(121,147)
Non-Competes	210,000	(126,000)	210,000	(105,000)
Approvals and Certifications	873,070	(295,707)	745,391	(215,740)
Certifications in Process	151,129	—	—	—
Total Other Intangible Assets	$2,972,230	$(1,169,232)	$2,693,422	$(959,973)

Note 7.  Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	June 30, 2011	December 31, 2010
Accrued Payroll	$115,090	$234,350
Accrued Commissions	75,518	82,012
Accrued Inventory Purchases	217,556	442,855
Accrued Taxes and Other	625,822	417,095
Accrued Insurance	177,445	316,792
Accrued Preferred Dividends Payable	71,112	64,827
Deferred Finance Charge Income	60,852	68,610
Total Accrued Expenses and Other Current Liabilities	$1,343,395	$1,626,541

Note 8.  Financing Instruments

(a)           Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A. ("Lender"), on August 31, 2010 (“Loan Agreement”), which became effective when funded by the Lender, on September 1, 2010, under which the Lender agreed to loan up to $2,500,000 under a term loan, which matures on August 31, 2012 ("Term Loan") and $10,000,000 under a revolver loan, which matures on August 31, 2013 ("Revolver Loan") (the "Term Loan" and "Revolver Loan" are collectively referred to as "Bank Loans").  The Company entered into an amendment dated May 11, 2011 to that Revolver Loan, under which the Lender agreed to increase the amount available thereunder from up to $10,000,000 to $13,000,000. To secure the prompt payment and performance of all obligations under the Bank Loans, the Company granted the Lender a continuing security interest in and lien upon all property of the Company. The Base Rate is for any day, a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.50%. The Company has the ability to change the applicable margin from the Base Rate based on the type of loan to a LIBOR rate of 3.00 for the Revolver Loan and 3.75% for the Term Loan. The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. The Company was not initially in compliance with all of the material debt covenants at June 30, 2011.  The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. As a result of the amendment, the Company was in compliance with its debt covenants at June 30, 2011. There is also a restriction on the payment of preferred stock dividends (Distribution) under the Bank Loans. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Financing Instruments - continued.

(a)    Loan and Security Agreement - continued.

A brief summary of certain terms and conditions of the Bank Loans are provided below:

(i)      Revolver Loan.  The Revolver Loan obligates Bank of America to make revolver loans and to issue letters of credit in an amount up to the $13,000,000 commitment and matures on August 31, 2013.  The proceeds of revolver loans shall be used by the Company solely: (a) to satisfy existing debt; (b) to pay fees and transaction expenses associated with the closing of this credit facility; (c) to pay obligations in accordance with the agreement; and (d) for working capital and other lawful corporate purposes of the Company. The balance outstanding on the Revolver Loan was $9,656,175 and $7,578,262 and the weighted-average interest rate was 3.65% and 3.95%, at June 30, 2011 and December 31, 2010, respectively; and

(ii)      Term Loan.  The Term Loan obligated Bank of America to make up to $2,500,000 available to the Company upon closing of the Bank Loans. The Term Loan was personally guaranteed by the Chairman of the Board and majority stockholder ("Guarantee"). Principal of the Term Loan shall be repaid in consecutive monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, whether such repayment is voluntary or required, no portion of the Term Loan may be reborrowed. The Company may, at its option from time to time after April 15, 2011, prepay the Term Loan.  The balance outstanding on the Term Loan was $1,562,500 and $2,187,500 and the interest rate was 4.0% and 4.125%, at June 30, 2011 and December 31, 2010, respectively;

(b)    Revolving Credit and Term Loan Agreement.  The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, as amended from time to time, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note and $3,000,000 under a convertible term note ("Loan Agreements”), and Lapolla agreed to issue certain detachable warrants, as amended and increased from time to time (“Warrants”) to ComVest and register the underlying shares issuable under the convertible term note and the Warrants. The debt instruments were recorded at fair value of $851,917, at an effective interest rate of approximately 30%, and the resulting discounts were amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the matured and paid off Loan Agreements and other related agreements are provided below:

(i)      Revolving Credit Note. Under the revolving credit note, as amended from time to time, ComVest agreed to provide the Company with a secured revolving credit facility, from June 30, 2008 to August 31, 2010, in an aggregate principal amount the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory) provided to ComVest, or (ii) $9,500,000.  The revolving credit note's interest rate was calculated according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. There was no unamortized discount at June 30, 2011 or December 31, 2010.

(ii)      Convertible Term Note. The convertible term note, as amended from time to time, had a fixed interest rate of 10% per annum and the principal was payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and was convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The convertible term note was personally guaranteed by the Chairman of the Board. There was no unamortized discount at June 30, 2011 or December 31, 2010.

(iii)           Warrants. The detachable and remaining outstanding Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.59 per share and 1,000,000 are exercisable at a price of $.74 per share, expire on June 30, 2013.  The aggregate fair value of the Warrants was $274,369 and $292,240 at June 30, 2011 and December 31, 2010.  See also Note 9 - Derivatives and Fair Value for more information.

(iv)           Registration Rights. The Company determined that no liability was recognizable at June 30, 2011 and December 31, 2010 for registration payment arrangements based on the fact that the Registration Statement was effective at June 30, 2011 and December 31, 2010.

Note 9.  Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price (See Note 8 above, Paragraph (b) Revolving Credit and Term Loan Agreement, Item (iii), for more information). The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At June 30, 2011 and December 31, 2010, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Derivatives and Fair Value - continued.

We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1,  2011 and December 31, 2010, respectively.  For June 30, 2011, the primary assumptions include projected volatility curve based on the Company's historical volatility of 127% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of June 30, 2011 was estimated to be $274,369. For December 31, 2010, the primary assumptions include projected volatility curve based on the Company's historical volatility of 123% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of December 31, 2010 was estimated to be $292,240. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of June 30, 2011			As of December 31, 2010
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$274,369	$274,369	$274,369	$292,240	$292,240	$292,240
Total Derivative Liabilities	$274,369	$274,369	$274,369	$292,240	$292,240	$292,240

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	June 30, 2011		December 31, 2010
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$292,240	$292,240	$571,864	$571,864
Total Gains (realized/unrealized) included in Net Income (Loss)	(17,871)	(17,871)	(279,624)	(279,624)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$274,369	$274,369	$292,240	$292,240

Note 10.  Long Term Debt.

The following is a summary of long term debt at:

	June 30, 2011	December 31, 2010
Various notes payable on vehicles and equipment, due in monthly installments of $4,033 including interest, maturing through 2014.	$93,006	$115,526
Less: Current Maturities	(46,481)	(45,464)
Total Long-Term Debt	$46,525	$70,062

Note 11.  Related Party Transactions.

(a)      On May 25, 2011, the Company sold to Richard J. Kurtz, Chairman of the Board and principal stockholder, an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, in exchange for cancellation of an aggregate of $315,000 of indebtedness in the form of accrued Series D Preferred Stock dividends outstanding and due and owing to Mr. Kurtz on such date.  The transaction was approved by a majority of the disinterested members of Lapolla’s Board of Directors. See also Note 13 - Securities Transactions, Item (a).

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12.  Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and six months ended June 30, 2011 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net income per common share for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2011, a total of 4,865,757 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, of which 1,500,000 warrants had an exercise price greater than or equal to the market value of the common share as of the period then ended (“in-the-money”) and 1,000,000 warrants had an exercise price less than the market value of the common share as of the periods then ended (“out-of-the-money”), and (b) 2,365,757 shares were for vested and exercisable stock options, of which 1,669,099 shares were in-the-money and 696,658 shares were out-of-the-money. Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports a profit for the in-the-money warrants or stock options and the market value of the Company’s common shares increases and is greater than the exercise price for the out-of-the-money warrants or stock options.

For the three and six months ended June 30, 2010, a total of 4,947,093 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 3,458,910 shares were for conversion shares related to a convertible term note, (b) 1,000,000 shares were for outstanding warrants, and (c) 488,183 shares were for vested and exercisable stock options, all of which were out-of-the-money for the periods then ended. Such outstanding conversion shares, warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of the out-of-the-money conversion shares, warrants or stock options and they are exercised.  There were: (a) 1,500,000 shares for in-the-money outstanding warrants, and (c) 1,261,200 shares for in-the-money vested and exercisable stock options, included in the calculation for the periods then ended.

Note 13.  Securities Transactions.

(a)      During the quarter ended June 30, 2011, the Company issued an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, to the Chairman of the Board and principal stockholder in exchange for the cancellation of accrued Series D Preferred Stock dividends outstanding, which transaction was valued and recorded at $315,000. See also Note 11 - Related Party Transactions, Item (a).

(b)      During the quarter ended June 30, 2011, the Company issued an aggregate of 415,145 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $236,633.

Note 14.  Preferred Stock.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock, $1.00 par value per share, effective September 28, 2006, and authorized 25,000 shares for issuance having a stated and liquidation value for each share of $1,000 (“Series D Preferred”). Holders of the outstanding Series D Preferred have no voting rights, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available. See also Note 8 - Financing Instruments, Paragraph (a) for information on payment of preferred stock dividends restrictions. At June 30, 2011 and December 31, 2010, an aggregate of 7,210 and 5,242 shares of Series D Preferred were outstanding at an aggregate value of $7,120,000 and $5,242,000, and accrued dividends of $71,112 and $64,827, respectively.  There were $315,000 and $875,000 dividends paid at June 30, 2011 and 2010, respectfully.  See also Note 11 - Related Party Transactions, Item (a) and Note 13 - Securities Transactions, Item (a) for more information on Series D Preferred shares issued in connection with cancellation of indebtedness during the quarter ended June 30, 2011.

INDEX

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended June 30,
	2011			2010
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$17,342,545	$4,310,426	$21,652,971	$14,447,981	$2,198,592	$16,646,573
Cost of Sales	14,005,804	3,604,976	17,610,780	10,759,430	1,619,131	12,378,561
Gross Profit	3,336,741	705,450	4,042,191	3,688,552	579,460	4,268,012
Depreciation	52,476	13,043	65,518	63,007	9,588	72,595
Amortization of Other Intangible Assets	78,549	19,523	98,072	74,959	11,407	86,366
Interest Expense	53,204	13,224	66,428	217,519	33,100	250,619
Segment Profit	$649,075	$37,441	$686,515	1,298,221	215,717	1,513,938
Segment Assets (1)	23,696,721	6,227,819	29,924,540	20,089,283	3,834,842	23,924,125
Expenditures for Segment Assets	$26,445	$6,573	$33,017	$131,161	$19,959	$151,120

	Six Months Ended June 30,
	2011			2010
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$32,168,902	$7,456,654	$39,625,556	$26,319,284	$3,731,625	$30,050,909
Cost of Sales	25,584,929	6,178,763	31,763,692	19,590,643	2,779,813	22,370,455
Gross Profit	6,583,973	1,277,891	7,861,864	6,728,641	951,812	7,680,453
Depreciation	103,192	23,805	1,266,996	111,407	15,838	127,246
Amortization of Other Intangible Assets	156,467	36,058	192,524	152,291	21,393	173,685
Interest Expense	79,501	18,804	98,305	429,115	60,425	489,540
Segment Profit	$1,285,730	$55,904	$1,341,634	2,214,167	313,761	2,527,929
Segment Assets (1)	23,696,721	6,227,819	29,924,540	20,089,283	3,834,842	23,924,125
Expenditures for Segment Assets	$116,796	$25,746	$142,541	$295,001	$41,117	$336,118

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2011	2010	2011	2010
Total Profit or Loss for Reportable Segments	$686,515	$1,513,938	$1,341,634	$2,527,930
Unallocated Amounts:
Corporate Expenses	(1,355,386)	(971,056)	(2,459,033)	(1,820,624)
Income (Loss) Before Income Taxes	$(668,871)	$542,882	$(1,117,399)	$707,305

Assets	At June 30, 2011	At December 31, 2010
Total Assets for Reportable Segments (1)	$29,924,540	$25,877,943
Other Unallocated Amounts (2)	183,955	630,047
Consolidated Total	$30,108,494	$26,507,990

(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and cash equivalents and deposits.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and six months ended June 30, 2011 and 2010, and our financial condition at June 30, 2011. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the quarter ended March 31, 2011 and year ended December 31, 2010.

Outlook

The Company’s outlook remains very aggressive and positive, as we expect sales to continue to grow to record levels in 2011. Our optimism is based on our market share gains in the insulation and construction markets being driven by growing consumer awareness about energy efficient foams and coatings. During the three and six months ended June 30, 2011, we continued to invest in our business infrastructure to support our substantial increase in market share in both our foam and coatings segments. We had increases in our foam sales of 20.0% and 22.2%, and coatings sales of 96.1% and 99.8%, for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively. Although we achieved record revenue gains, we experienced higher material costs due to a short term spike in materials pricing, exacerbated by a softer market for our products from a slower than expected economic recovery, which dampened our bottom line. From all indications, it appears the short term spike in materials pricing is reversing while market softness persists. The markets for our products are highly competitive. We believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to continue to achieve record results and sharply improve the bottom line in the near term. Lapolla’s organization offers the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

June 30, 2011	June 30, 2010
$21,652,971	$16,646,573

Sales increased $5,006,398, or 30.1%, from the second quarter of 2011 compared to the second quarter of 2010.  Foam sales increased $2,894,564, or 20.0%, and coatings sales increased $2,111,834, or 96.1%, quarter over quarter, due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings.  High and increasingly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key SPF startup equipment and training operation, provided additional market penetration, resulting in approximately $4,173,701 and $2,662,573 in sales for the second quarter of 2011 and 2010, respectively. Sales pricing changes added approximately $249,637 and $96,195, while sales volumes increased approximately $4,756,761 and $5,610,877, in sales for the second quarter of 2011 and 2010, respectively.

Cost of Sales

Cost of sales increased $5,232,219, or 42.3%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Cost of sales increased $3,246,374, or 30.2%, for our foams, and $1,985,845, or 122.6%, for our coatings, quarter over quarter, due primarily to increases of $2,894,564, or 20.0%, and $2,111,834, or 96.1%, in our foam and coatings sales, respectively. We had a 47.1% increase in freight costs, along with an approximate 6.9% increase in material costs, in the second quarter of 2011 compared to the second quarter of 2010. Freight and material costs increased in 2011 due primarily to surging oil prices which justified higher trip rates and fuel surcharges, as well as from global allocation of certain coating raw materials requiring us to deploy spot market buying at higher prices to meet demand.

Gross Profit

Our gross profit decreased $225,821, or 5.3%, for the second quarter of 2011 compared to the second quarter of 2010, due to the 47.1% increase in freight costs and 6.9% increase in material costs, offset by our 30.1% in sales growth. Gross margin percentage decreased 7%, quarter over quarter, due to higher freight and material costs, offset by approximately 4.9% in sales pricing changes, improved manufacturing efficiencies, and increased purchasing power with key vendor alliances.

INDEX

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $1,311,081, or 39.3%, in the second quarter of 2011 compared to the second quarter of 2010, due to increases of $1,121,740 in SG&A, $148,745 in professional fees, $13,007 in amortization of other intangible assets, and $35,452 in consulting fees, offset by a decrease of $7,863 in depreciation.

SG&A increased $1,121,740, or 37.1%, due to increases of $68,906, or 150.2%, in advertising, $125,000, or 250%, in bed debts, $74,809, or 19.4%, in corporate expenses, $54,092, or 67%, in distribution expenses, $16,645, or 19.8%, in insurances, $2,135, or 11.1%, in investor relations, $29,409, or 10.1%, in marketing and promotions, $294,146, or 19.3%, in payroll and related employee benefits, $1,513, or 1.8%, in rents, $37,311, or 11.9%, in sales commissions, $291,269, or 3,707.1%, in share based compensation expense, and $126,504, or 92.4%, in travel and travel related services. The increases in the second quarter of 2011 of $68,906 for advertising is primarily due to an accelerated expense period, $125,000 for bad debts is primarily due to an increase in our accrual for bad debt allowance for aged customer accounts and bankruptcies, $74,809 for corporate office expenses primarily due to increases of $51,064 in bank fees, $22,679 in telephone usage fees, $23,134 in corporate taxes, and $57,923 in temporary labor, partially offset primarily by a $95,213 reversal in accrued expenses for executive bonuses, $54,092 in distribution expenses from adding more bonded warehouses to serve target markets and increased costs from moving larger sales volumes, $294,146 in payroll and related employee benefits from hiring additional sales, customer service, technical service, and manufacturing personnel to meet anticipated growth requirements, $291,269 in share based compensation due to expensing of stock options and restricted stock awards to non-employee directors, and $126,504 in travel and travel related services primarily due to increases of $47,026 in airfare, $30,509 in lodging, and $29,432 in mileage and gas from aggressive sales efforts.

Professional fees increased $148,745, or 220.8%, from the second quarter of 2011 compared to the second quarter of 2010, due in part to an increase in legal fees for advice and review of a variety of business agreements relating to international expansion, executive compensation, non-employee director matters, and collection settlements.

Depreciation expense decreased $7,863, or 9.7%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due to a decrease in depreciable assets.

Amortization of other intangible assets expense increased $13,007, or 13.6%, in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, due to an increase in amortizable assets primarily relating to approvals and certifications required to expand acceptance of our products internationally.

Consulting fees increased $35,452, or 52.9%, in the second quarter of 2011 compared to the second quarter of 2010, due primarily to a full quarter of expense related to an advisory and consulting agreement with a non-employee director.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other income (expense) decreased $325,151, or 83.7% from the second quarter of 2011 compared to the second quarter of 2010, due to decreases of $103,054 for interest expense, $265,328 for interest expense - amortization of discount, an increase of $6,719 in the gain on derivative liability related to outstanding warrants, offset by a decrease in other, net of $49,950.

Interest expense decreased $103,054, or 43.7%, in the three months ended June 30, 2011 due to more favorable interest rates on our current bank financing versus mezzanine debt financing in the prior comparable period.

Interest expense – amortization of discount decreased $265,328, or 100%, in the second quarter of 2011 due to replacement of the mezzanine debt financing in the prior comparable period with more favorable bank financing.

Our gain on derivative liability increased $6,719, or 20.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due to a decrease in fair value attributable to outstanding warrants primarily from the warrants approaching maturity.

Other, net decreased $49,950, or 62.5%, in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, due to less finance charges available for collection on aged trade receivables.

Net Income (Loss)

Net loss was $668,871 in the second quarter of 2011 compared to net income of $542,882, due primarily to increases of $1,121,740, or 37.1%, in SG&A, $125,000 or 250%, in bad debts, $148,745, or 220.8%, in professional fees, offset by decreases of $103,054, or 43.7% in interest expense, and $265,328, or 100%, in interest expense – amortization of discount.  Net loss per share was $0.01 for the quarter ended June 30, 2011 compared to net income per share of $0.00 for the quarter ended June 30, 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share were $834,381 and $0.01, in the second quarter of 2011 compared to net income available to common stockholders and related income per share of $198,429 and $0.0, in the second quarter of 2010, respectively, due to the net loss of $668,871 and accrued preferred stock dividends of $165,510 in the current quarter.

INDEX

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	June 30, 2011	June 30, 2010
Foam	$17,342,545	$14,447,981
Coatings	$4,310,426	$2,198,592

Foam Segment

Foam sales increased $2,894,564, or 20.0%, in the second quarter of 2011 compared to the second quarter of 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share away from traditional insulation systems such as fiberglass. Foam equipment sales increased $199,080, or 23.4%, in the second quarter of 2011 compared to the second quarter of 2010. Foam cost of sales increased $3,246,374, or 30.2%, quarter over quarter, due to increases of $2,894,564, or 20.0%, in sales, $256,875, or 34.6%, in freight, and approximately 9.3% in material costs, partially offset by manufacturing efficiencies and purchasing power with key vendor alliances. Foam gross profit decreased $351,810, or 9.5%, and gross margin percentage decreased 6.3%, from the second quarter of 2011 compared to the second quarter of 2010, due primarily to higher freight and material costs. Foam segment profit decreased $577,062, or 44.5%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to increased freight and spikes in material costs from higher than normal fuel and petroleum based commodity prices, offset by an approximate 8.4% increase in sales volumes from higher sales prices and 91.6% increase in sales volumes from market share gains.

Coatings Segment

Coatings sales increased $2,111,834, or 96.1%, in the second quarter of 2011 compared to the second quarter of 2010, due to energy saving acrylic coatings regaining traction from pent up demand in the roofing and construction markets. Coatings cost of sales increased $1,985,845, or 122.6%, quarter over quarter, due to increases of $2,111,834, or 96.1%, in sales, $145,516, or 130.2%, in freight, and approximately 5.4% in material costs, partially offset by manufacturing efficiencies. Coatings gross profit increased $125,989, or 21.7%, due to higher sales volumes, and gross margin percentage decreased 10%, due to higher freight costs from higher than normal fuel prices and global allocation of certain coating raw materials requiring us to deploy spot market buying at higher costs to meet demand, from the second quarter of 2011 compared to the second quarter of 2010.  Coatings segment profit decreased $160,360, or 74.3%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to higher freight and material costs, offset by an approximate 0.3% increase in sales volumes from higher sales prices and 99.7% increase in sales volumes from market share gains.

Total Segments

Total segment profits decreased $737,422, or 48.7%, due primarily to a gross margin percentage decrease of 7%, from increases of $402,391, or 47.1%, in freight and 6.9% in material costs, offset by increases of approximately $249,637, or 8.7%, in sales prices and 91.3% in market share, in the second quarter of 2011 compared to the second quarter of 2010.

Performance for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Overall Results of Operations

Sales

The following is a summary of sales for the six months ended:

June 30, 2011	June 30, 2010
$39,625,556	$30,050,909

Sales increased $9,574,647, or 31.9%, from the six month period of 2011 compared to the six month period of 2010.  Foam sales increased $5,849,618, or 22.2%, and coatings sales increased $3,725,029, or 99.8%, period over period, due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings.  High and increasingly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key SPF startup equipment and training operation, provided additional market penetration, resulting in approximately $6,915,120 and $5,188,499 in sales for the six month period of 2011 and 2010, respectively. Sales pricing changes added approximately $340,552 and $159,493, while sales volumes increased approximately $9,234,095 and $9,211,835, in sales for the six month period of 2011 and 2010, respectively.

Cost of Sales

Cost of sales increased $9,393,237, or 42%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Cost of sales increased $5,994,286, or 30.6%, for our foams, and $3,398,951, or 122.3%, for our coatings, period over period, due primarily to increases of $5,849,618, or 22.2%, and $3,725,030, or 99.8%, in our foam and coatings sales, respectively. We had a 56.5% increase in freight costs, along with an approximate 6.1% increase in material costs, in the six month period of 2011 compared to the six month period of 2010. Freight and material costs increased in 2011 due primarily to surging oil prices which justified higher trip rates and fuel surcharges, as well as from global allocation of certain coating raw materials requiring us to deploy spot market buying at higher prices to meet demand.

INDEX

Gross Profit

Our gross profit increased $181,410, or 2.4%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to our 31.9% surge in sales growth, offset by the 56.5% increase in freight costs and 5.1% increase in material costs. Gross margin percentage decreased 5.7%, period over period, due to higher freight and material costs, offset by sales pricing changes, improved manufacturing efficiencies, and increased purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $2,480,743, or 39.3%, in the six month period of 2011 compared to the six month period in 2010, due to increases of $2,325,005 in SG&A, $106,307 in professional fees, $20,933 in amortization of other intangible assets, and $28,776 in consulting fees, offset by a decrease of $278 in depreciation.

SG&A increased $2,325,005, or 41.3%, due to increases of $57,162, or 68.0%, in advertising, $230,720, or 406.3%, in bed debts, $382,641, or 57.8%, in corporate expenses, $102,027, or 65.3%, in distribution expenses, $19,068, or 11.6%, in insurances, $1,223, or 4.8%, in investor relations, $154,988, or 26.2%, in marketing and promotions, $638,014, or 22.1%, in payroll and related employee benefits, $26,255, or 19.8%, in rents, $480,239, or 2,328.0%, in share based compensation expense, and $236,348, or 86.1%, in travel and travel related services, offset by a decrease of $3,680, or 0.6%, in sales commissions. The increases in the six month period of 2011 of $230,720 for bad debts is primarily due to an increase in our accrual for bad debt allowance for aged customer accounts and bankruptcies; $382,641 for corporate expenses is primarily due to increases of $132,598 in bank fees, $69,167 in corporate taxes, and $59,189 in temporary labor; $102,027 for distribution expenses is due to adding more bonded warehouses to serve target markets and increased costs from moving larger sales volumes; $154,988 in marketing and promotions is due to increased sales activity and expanded presence at trade shows; $638,014 in payroll and related employee benefits is due to hiring additional sales, customer service, technical service, and manufacturing personnel to meet anticipated growth requirements; $480,239 in share based compensation is due to expensing of stock options and restricted stock awards to non-employee directors; and $236,348 in travel and travel related services primarily is due to increases of $91,704 in airfare, $57,132 in lodging, and $45,572 in mileage and gas from aggressive sales efforts.

Professional fees increased $106,307, or 46.9%, from the six month period ended June 30, 2011 compared to the same period in 2010, due in part to an increase in legal fees for advice and review of a variety of business agreements relating to international expansion, executive compensation, non-employee director matters, and collection settlements.

Depreciation expense decreased $278, or 0.2%%, in the six month period of 2011 compared to the six month period of 2010, due to a decrease in depreciable assets.

Amortization of other intangible assets expense increased $20,933, or 10.8%, for the six months ended June 30, 2011 compared to the six month period ended June 30, 2010, due to an increase in amortizable assets primarily relating to approvals and certifications required to expand acceptance of our products internationally.

Consulting fees increased $28,776, or 23.7%, in the six month period of 2011 compared to the six month period of 2010, due primarily to the expense related to an advisory and consulting agreement with a non-employee director.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other income (expense) decreased $474,629, or 71.3%, from the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to decreases of $199,462 for interest expense, $200 for interest expense – related party, $519,054 for interest expense - amortization of discount, offset by decreases of $172,079 in the gain on derivative liability related to outstanding warrants and $72,007 in other, net.

Interest expense decreased $199,462, or 43.4%, in the six months ended June 30, 2011 due to more favorable interest rates on our current bank financing versus mezzanine debt financing in the prior comparable period.

Interest expense – related party was $-0- for the six month period of 2011 compared to $200 for the six month period of 2010, due to no loans – payable –related party outstanding requiring interest.

Interest expense – amortization of discount decreased $519,054, or 100%, in the six months ended June 30, 2011 due to replacement of the mezzanine debt financing in the prior comparable period with more favorable bank financing.

Our gain on derivative liability decreased $172,079, or 90.6%, for the six month period ended June 30, 2011 due to stabilization of the fair value attributable to the outstanding warrants 2010 primarily from the warrants approaching maturity compared to the fair value attributable to the warrants in the prior comparable period.

Other, net decreased $72,007, or 58.3%, in the six months of 2011 due to less finance charges available for collection on aged trade receivables compared to the six months of 2010.

INDEX

Net Income (Loss)

Net loss was $1,117,399 for the six month period ended June 30, 2011 compared to net income of $707,305, due primarily to increases of $2,325,005, or 41.3%, in SG&A, $106,307, or 46.9%, in professional fees, offset by decreases of $199,462, or 43.4%, in interest expense, and $519,054, or 100%, in interest expense – amortization of discount. Net loss per share was $0.01 for the six month period of 2011compared to net income per share of $0.00 for the six month period of 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share were $1,438,484 and $0.02, in the six month period of 2011 compared to net income available to common stockholders and related income per share of $21,344 and $0.0, in the six month period of 2010, respectively, due to the net loss of $1,117,399 and accrued preferred stock dividends of $321,085 in the current period.

Results of Business Segments

The following is a summary of sales by segment for the six months ended:

Segments	June 30, 2011	June 30, 2010
Foam	$32,168,902	$26,319,284
Coatings	$7,456,654	$3,731,625

Foam Segment

Foam sales increased $5,849,618, or 22.2%, in the six month period of 2011 compared to the six month period of 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share away from traditional insulation systems such as fiberglass. Foam equipment sales decreased $321,521, or 15.2%, period over period. Foam cost of sales increased $5,994,286, or 30.6%, period over period, due to increases of $5,849,618, or 22.2%, in sales, $547,785, or 44.0%, in freight, and approximately 6.1% in material costs, partially offset by manufacturing efficiencies and purchasing power with key vendor alliances. Foam gross profit decreased $144,668, or 2.2%, and gross margin percentage decreased 5.1%, from the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to higher freight and material costs. Foam segment profit decreased $856,353, or 38.7%, in the six month period of 2011 compared to the six month period of 2010, primarily due to increased freight and spikes in material costs from higher than normal fuel and petroleum based commodity prices, offset by an approximate 5.4% increase in sales volumes from higher sales prices and 94.6% increase in sales volumes from market share gains.

Coatings Segment

Coatings sales increased $3,725,029, or 99.8%, in the six month period of 2011 compared to the six month period of 2010, due to energy saving acrylic coatings regaining traction from pent up demand in the roofing and construction markets. Coatings cost of sales increased $3,398,951, or 122.3%, period over period, due to increases of $3,725,029, or 99.8%, in sales, $255,747, or 143.9%, in freight, and approximately 4.5% in material costs, partially offset by manufacturing efficiencies. Coatings gross profit increased $326,079, or 34.3%, due to higher sales volumes, and gross margin percentage decreased 8.4%, due to higher freight costs from higher than normal fuel prices and global allocation of certain coating raw materials requiring us to deploy spot market buying at higher costs to meet demand, from the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Coatings segment profit decreased $239,940, or 76.5%, in the six month period of 2011 compared to the six month period of 2010, primarily due to higher freight and material costs, offset by an approximate 0.7% increase in sales volumes from higher sales prices and 99.3% increase in sales volumes from market share gains.

Total Segments

Total segment profits decreased $1,096,295, or 43.4%, due primarily to a gross margin percentage decrease of 5.7%, from increases of $803,531, or 56.5%, in freight and 5.1% in material costs, offset by increases of approximately $340,552, or 6.1%, in sales prices and 93.9% in market share, in the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

Liquidity and Capital Resources

Cash on hand was $-0- at June 30, 2011 compared to $298 at December 31, 2010 due to the automatic sweep of our bank accounts to pay down our Revolver Loan pursuant to our agreement with our banking institution, which is designed to save interest expense. We did not have an automatic sweep feature in place and paid down our prior revolving credit note on a periodic basis in the prior comparable period. Stockholders' equity decreased $579,693, or 9.2%, from December 31, 2010 to June 30, 2011 due to the net loss of $1,117,399, accrued preferred stock dividends of $321,285, and reductions, net, to common and preferred stock par value of $21,148, offset by increases to additional paid in capital of $795,758 for issuances of common and preferred stock, which includes share based compensation of $360,797 for non-employee directors, and a currency translation gain of $84,381 from our Canadian operations. We have a $13 Million asset based bank financed Revolver Loan in place to fund our continuing operations. Management believes that the cash generated from operations, and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital from our banking institution (described below), are sufficient to fund operations, including capital expenditures, through 2011. Notwithstanding the foregoing, we may seek to raise capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding warrants relating to our prior mezzanine styled financing may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold. Moreover, pursuant to our bank Loan Agreement, we must prepay any amount outstanding under the Term Loan ($1,562,500 at June 30, 2011) out of the net proceeds of the capital raised.

INDEX

Net cash used in operating activities was $1,345,012 for the six months ended June 30, 2011 compared to net cash provided by operating activities of $1,437,165 for the six months ended June 30, 2010. The cash used in operating activities for the six months ended June 30, 2011 was attributable to our net loss of $1,117,399, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $271,380 in depreciation for property, plant and equipment, $213,916 in amortization of other intangible assets related to assets purchased in business combinations and approvals and certifications required to effectively enter into international markets, $287,500 in provision for losses on accounts receivable due to an increase in bad debt accruals, and $459,610 in share-based compensation due to expensing of stock options and restricted stock for non-employee directors, offset by a $17,871 gain on derivative liability due to a decrease in the fair value attributable as a result of the warrants approaching their maturity. The foregoing was augmented by increases of $2,718,880 in trade receivables, $1,262,671 in inventories, $348,219 in deposits and other non-current assets, and $3,050,821 in accounts payable, offset by decreases of $126,232 in prepaid expenses and other current assets and $289,431 in accrued expenses and other current liabilities, due primarily to an increase of $9,574,647, or 31.9%, in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Term Loan	$1,250,000	$312,500	$—	$—	$1,562,500
Revolving Loan	—	9,656,175	—	—	9,656,175
Long-Term Debt Obligations	46,481	46,525	—	—	93,006
Estimated Interest Payments on Long-Term Debt and Loan Obligations	387,739	403,277	—	—	791,017
Purchase Order Obligations	332,543	—	—	—	332,543
Operating Lease Obligations	403,751	986,964	236,171	—	1,626,886
Total	$2,420,514	$11,405,441	$236,171	$—	$14,062,127

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a fixed charge coverage ratio of at least 1.1 to 1.0 tested monthly. The Company was not initially in compliance with all of the material debt covenants at June 30, 2011.  The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. As a result of the amendment, the Company was in compliance with its debt covenants at June 30, 2011. The Company is required to submit its Borrowing Base calculation to its banking institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the banking institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

Net cash used in investing activities was $270,060 for the six months ended June 30, 2011, reflecting a decrease of $246,230 when compared to $516,290 for the six months ended June 30, 2010. We invested $270,060 in property, plant and equipment during the six month period ended June 30, 2011, of which $43,288 was for vehicles for sales personnel, $25,015 was for leasehold improvements and $43,616 was for officer furniture and equipment primarily relating to expansion of our Canadian office to include technical service and training, $133,054 was for computers and software for additional sales personnel and upgrades to our accounting system, and $25,087 was for machinery and equipment for improvements to our manufacturing facilities.

Net cash provided by financing activities was $1,430,393 for the six months ended June 30, 2011, compared to net cash used in financing activities of $1,306,507 for the six months ended June 30, 2010. Under our asset based bank financed Revolver Loan, we borrowed an aggregate of $40,660,300 and repaid an aggregate of $38,582,387, and under our Term Loan, we repaid $625,000, during the six months ended June 30, 2011. We also made principal repayments of $22,520 on our long term debt primarily related to financed vehicles.

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

Item 4.  Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

INDEX

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, are hereby incorporated in their entirety herein by this reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2011, we issued, in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, in exchange for cancellation of an aggregate of $315,000 of Lapolla indebtedness in the form of accrued Series D Preferred Stock dividends outstanding and due and owing to Mr. Kurtz on May 25, 2011.  The transaction was approved by a majority of the disinterested members of Lapolla’s Board of Directors.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

(a)	Amendments to Named Executive Officers’ Executive Employment Agreements

(i)           On July 6, 2011, the Company and Douglas J. Kramer, entered into a second amendment, effective January 1, 2011, to that certain Executive Employment Agreement dated May 5, 2008, as amended, to eliminate the automatic right for Mr. Kramer to receive a quarterly portion of the projected annual bonus that would be payable to Mr. Kramer for a given fiscal year provided the Company achieved its budgeted earnings for such year, as long as the Company was on target to achieve its budgeted earnings for such year, subject to a claw back of such quarterly payments if the Company did not meet the annual budget.

(ii)           On July 6, 2011, the Company and Mr. Adams, entered into a second amendment, effective January 1, 2011, to that certain Executive Employment Agreement dated May 18, 2009, as amended, to eliminate the automatic right for Mr. Adams to receive a quarterly portion of the projected annual bonus that would be payable to Mr. Adams for a given fiscal year provided the Company achieved its budgeted earnings for such year, as long as the Company was on target to achieve its budgeted earnings for such year, subject to a claw back of such quarterly payments if the Company did not meet the annual budget.

(iii)          On July 6, 2011, the Company and Mr. Zajaczkowski, entered into a first amendment, effective January 1, 2011, to that certain Executive Employment Agreement dated May 10, 2010, to eliminate the automatic right for Mr. Zajaczkowski to receive a quarterly portion of the projected annual bonus that would be payable to Mr. Zajaczkowski for a given fiscal year provided the Company achieved its budgeted earnings for such year, as long as the Company was on target to achieve its budgeted earnings for such year, subject to a claw back of such quarterly payments if the Company did not meet the annual budget.

(b)	Amendment to Restated Certificate of Incorporation.

On May 24, 2011, the Company filed a Certificate of Amendment changing its authorized common stock capitalization limit with the state of Delaware (“Amendment”). Said Amendment was duly adopted in accordance with the provision of Section 242 of the General Corporation Law of the State of Delaware. The Company filed a definitive information statement (“Information Statement”) with the SEC on April 28, 2011 and mailed out notice to all common stockholders informing them that on April 13, 2011, subject to approval of stockholders, the Board of Directors resolved to amend the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate”), by increasing the authorized common stock capitalization limit from 98 Million shares to 140 Million shares. On April 18, 2011 stockholders representing 72.23% of the 83,878,733 shares of our outstanding common stock on said date approved and consented to the Amendment to the Company’s Restated Certificate. Such approval became effective 20 calendar days after May 2, 2011, the date of commencement of mailing of the foregoing notification and the accompanying Information Statement, and related materials, to common stockholders.

INDEX

(c)	Amendment to Material Contract.

On August 17, 2011, the Company and Bank of America entered into an amendment to that certain Loan and Security Agreement dated August 31, 2010 (“Loan Agreement”), wherein the definition of “Availability Reserve” in Section 1.1 was amended to add a $250,000 reserve against availability under the Revolver Loan, the definition of “EBITDA” in Section 1.1 was amended to include “non-cash stock-based compensation expense”, and the “Fixed Charge Coverage Ratio” in Section 10.3.2, effective June 30, 2011, was amended to change June 2011 to 0.8 to 1.0, July 2011 to 0.95 to 1.0, under the Loan Agreement.

Item 5.  Exhibits.

See Index of Exhibits on Page 22.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: August 18, 2011	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: August 18, 2011	By:	/s/ Charles A. Zajaczkowski, CFO
	Name:	Charles A. Zajaczkowski
	Title:	CFO and Treasurer

INDEX

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment dated May 24, 2011 to Restated Certificate of Incorporation, as amended, as filed with the State of Delaware on May 24, 2011.
3.2	Pro Forma Restated Certificate of Incorporation, as amended, and currently in effect.
10.1
Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.2	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company.
10.3	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company.
10.4	First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company.
10.5	Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documen