Form 10-Q
period 2011-09-30
LAPOLLA INDUSTRIES INC
filed 2011-11-21
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of November 7, 2011 there were 81,955,008 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(i)

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2011 and December 31, 2010	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2011 and 2010	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2011 and 2010	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of
	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$—	$298
Trade Receivables, Net	14,219,014	11,013,824
Inventories	5,916,136	5,353,015
Prepaid Expenses and Other Current Assets	1,313,759	1,259,498
Total Current Assets	21,448,909	17,626,635

Property, Plant and Equipment	2,534,529	2,547,148

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,921,299	1,733,449
Deposits and Other Non-Current Assets, Net	399,165	365,930
Total Other Assets	6,555,292	6,334,207

Total Assets	$30,538,730	$26,507,990

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$12,108,249	$8,398,341
Accrued Expenses and Other Current Liabilities	1,185,252	1,626,541
Current Portion of Term Loan	1,250,000	1,250,000
Current Portion of Derivative Liability	220,964	292,240
Current Portion of Long-Term Debt	45,525	45,464
Total Current Liabilities	14,809,990	11,612,586

Other Liabilities:
Non-Current Portion of Term Loan	—	937,500
Non-Current Portion of Revolver Loan	10,321,275	7,578,262
Non Current Portion of Long-Term Debt	36,801	70,062
Total Other Liabilities	10,358,076	8,585,824

Total Liabilities	25,168,066	20,198,410

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designation: Series D, 25,000 Shares Authorized; 7,210 and 5,242 Issued and Outstanding for September 30, 2011 and December 31, 2010, respectively; $7,210,000 and $5,242,000 aggregate liquidation preference for September 30, 2011 and December 31, 2010, respectively.	7,210	5,242
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 81,813,585 and 83,705,376 Issued and Outstanding for September 30, 2011 and December 31, 2010, respectively.	818,136	837,054
Additional Paid-In Capital	82,671,655	82,081,100
Accumulated (Deficit)	(78,024,346)	(76,587,648)
Accumulated Other Comprehensive Gain (Loss)	(101,698)	(26,168)
Total Stockholders' Equity	5,370,664	6,309,580

Total Liabilities and Stockholders' Equity	$30,538,730	$26,507,990

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$24,761,645	$19,445,033	$64,387,200	$49,495,943

Cost of Sales	20,614,492	14,831,656	52,378,182	37,263,491

Gross Profit	4,147,153	4,613,377	12,009,018	12,232,452

Operating Expenses:
Selling, General and Administrative	3,942,554	3,168,997	11,892,311	8,793,749
Professional Fees	67,803	33,157	400,918	259,964
Depreciation	80,935	77,468	222,041	218,852
Amortization of Other Intangible Assets	116,728	163,010	330,644	294,612
Consulting Fees	201,108	11,743	351,453	133,311
Total Operating Expenses	4,409,128	3,454,375	13,197,367	9,700,488

Operating Income (Loss)	(261,975)	1,159,002	(1,188,349)	2,531,964

Other (Income) Expense:
Interest Expense	151,727	188,229	412,092	648,056
Interest Expense – Related Party	—	—	—	200
Interest Expense – Amortization of Discount	—	183,179	—	702,233
(Gain) Loss on Derivative Liability	(40,706)	(48,745)	(92,174)	(172,219)
Other, Net	(53,405)	(95,098)	(71,276)	(285,048)
Total Other (Income) Expense	57,616	227,565	248,642	893,222

Net Income (Loss)	$(319,591)	$931,437	$(1,436,991)	$(1,638,742)
Dividends on Preferred Stock	(181,731)	(384,182)	(503,016)	(1,070,153)
Net Income (Loss) Available to Common Stockholders	$(501,322)	$547,255	$(1,940,007)	$568,589

Net Income (Loss) Per Share – Basic	$(0.01)	$0.01	$(0.02)	$0.01
Weighted Average Shares Outstanding	81,073,788	63,944,803	81,136,935	63,944,803

Net Income (Loss) Per Share – Diluted	$(0.01)	$0.01	$(0.02)	$0.01
Weighted Average Shares Outstanding	81,073,788	64,338,896	81,136,935	64,113,280

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(1,436,991)	$1,638,742
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	414,782	353,382
Amortization of Other Intangible Assets	330,644	294,612
Provision for Losses on Accounts Receivable	475,000	101,776
Amortization of Discount on Convertible Term and Revolving Credit Notes	—	702,232
Share Based Compensation Expense	761,621	28,828
(Gain) Loss on Derivative Liability	(71,276)	(285,048)
(Gain) Loss on Disposal of Assets	(12,864)	—
Changes in Assets and Liabilities:
Trade Receivables	(3,680,190)	(2,434,003)
Inventories	(563,121)	(421,837)
Prepaid Expenses and Other Current Assets	(54,261)	(37,515)
Deposits and Other Non Current Assets	(551,729)	(391,103)
Accounts Payable	3,709,908	3,000,194
Accrued Expenses and Other Current Liabilities	(629,305)	234,250
Net Cash (Used in) Provided by Operating Activities	(1,307,782)	2,784,510

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(405,360)	(360,002)
Proceeds from Disposal of Property, Plant and Equipment	16,061	—
Payment for AirTight Asset Purchase	—	(180,172)
Net Cash (Used in) Investing Activities	$(389,299)	$(540,174)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	64,822,579	8,076,850
Principal Repayments to Revolver Loan	(62,079,567)	(970,422)
Proceeds from Revolving Credit Note	—	800,000
Principal Repayments to Revolving Credit Note	—	(9,330,191)
Proceeds from Term Loan	—	2,500,000
Principal Repayments to Term Loan	(937,500)	—
Principal Repayments to Convertible Term Note	—	(2,500,000)
Principal Repayments on Long Term Debt	(33,200)	(92,600)
Payment of Preferred Stock Dividends	—	(875,000)
Payments for Voluntary Redemption of Preferred Stock	—	(100,000)
Net Cash Provided by (Used in) Financing Activities	1,772,313	(2,491,363)

Net Effect of Exchange Rate Changes on Cash	(75,530)	(700)

Net Increase (Decrease) In Cash	(298)	(247,727)
Cash at Beginning of Period	—	400,821
Cash at End of Period	$(298)	$153,094

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$361,266	$648,255

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Restricted Common Stock – Related Party for Series D Preferred Stock	$1,653,000	$—
Issuance of Series D Preferred Stock – Related Party for Cancellation of Indebtedness	315,000	1,425,670
Issuance of Restricted Common Stock – Related Party for Advisory/Consulting Services	574,681	—
Accrued Series D Preferred Stock Dividends – Related Party	$252,844	$1,070,153

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2011 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2010 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the three and nine month periods ended September 30, 2011.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $220,964 and $292,240 as of September 30, 2011 and December 31, 2010, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.2 Million and $21.0 Million at September 30, 2011 and December 31, 2010, respectively.  Although the Company reported net income for the 2010 year, the Company's prior history of net losses, applicable rules require the Company to attain at least two full years of net income before it can reduce its valuation allowance to record a deferred tax asset. As a result, the Company recorded a valuation allowance against the deferred tax asset of $21.2 Million and $21.0 Million at September 30, 2011 and December 31, 2010, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2011 and December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at September 30, 2011. Net property, plant and equipment totaled $2,534,529 and $2,547,148 as of September 30, 2011 and December 31, 2010, respectively. Depreciation expense totaled $143,402 and $123,961, of which $62,467 and $46,493 was included in cost of sales, for the three months ended September 30, 2011 and 2010, and $414,782 and $353,382, of which $192,741 and $123,549 was included in cost of sales, for the nine months ended September 30, 2011 and 2010, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at September 30, 2011 and December 31, 2010. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of September 30, 2011, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2011 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations and developed from in-house programs. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at September 30, 2011. Net other intangible assets totaled $1,921,299 and $1,733,449 as of September 30, 2011 and December 31, 2010, respectively. Amortization expense totaled $116,728 and $163,010, and $330,644 and $294,611, for the three and nine months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $365,911 and $162,601, and $790,405 and $557,773, for the three and nine months ended September 30, 2011 and 2010, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales totaled $1,387,056 and $905,897, and $3,612,541 and $2,237,851, for the three and nine months ended September 30, 2011 and 2010, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using lattice-based, Black Scholes, or straight-line valuation models and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense totaled $302,011 and $49,457, and $761,621 and $28,828, for the three and nine months ended September 30, 2011 and 2010, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock based activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $564,401 and $938,831 at September 30, 2011 and December 31, 2010, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  At September 30, 2011 and 2010, deferred advertising totaled $-0- and $21,631. Total advertising and marketing costs expensed totaled $226,397 and $147,830, and $1,172,512 and $824,438, for the three and nine months ended September 30, 2011 and 2010, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the in-the-money assumed conversions of convertible securities and exercise of warrants and stock options only in periods in which such effect would have been dilutive.  For the three and nine months ended September 30, 2011, basic and diluted net (loss) per share are the same since: (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the for the three and nine months ended September 30, 2011 were: (a) 583,333 shares issuable upon exercise of vested and exercisable stock options.  For the three and nine months ended September 30, 2010, the securities that could potentially dilute net income per share in the future that were included in the computation of net income per share – diluted were: (a) 550,000 shares of common stock issuable upon exercise of vested and exercisable stock options.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. Raw materials and finished goods purchased from the three largest suppliers accounted for approximately 50% and 49%, and 48% and 46%, for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2011	December 31, 2010
Trade Receivables	$14,783,415	$11,952,655
Less: Allowance for Doubtful Accounts	(564,401)	(938,831)
Trade Receivables, Net	$14,219,014	$11,013,824

Note 4.  Inventories.

The following is a summary of inventories at:

	September 30, 2011	December 31, 2010
Raw Materials	$2,007,896	$1,663,674
Finished Goods	3,908,240	3,689,341
Total Inventories	$5,916,136	$5,353,015

Note 5.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2011	December 31, 2010
Vehicles	$872,275	$872,993
Leasehold Improvements	249,363	176,426
Office Furniture and Equipment	332,120	266,788
Computers and Software	1,106,260	861,765
Machinery and Equipment	2,418,005	2,362,827
Plant Construction in Progress	—	83,667
Total Property, Plant and Equipment	$4,978,023	$4,624,466
Less: Accumulated Depreciation	(2,443,494)	(2,077,318)
Total Property, Plant and Equipment, Net	$2,534,529	$2,547,148

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.  Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	September 30, 2011	December 31, 2010
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	September 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(582,735)	$859,235	$(464,236)
Product Formulation	138,471	(60,773)	138,471	(53,850)
Trade Names	740,325	(158,163)	740,325	(121,147)
Non-Competes	210,000	(136,500)	210,000	(105,000)
Approvals and Certifications	1,020,168	(347,789)	745,391	(215,740)
Certifications in Process	239,059	—	—	—
Total Other Intangible Assets	$3,207,258	$(1,285,960)	$2,693,422	$(959,973)

Note 7.  Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	September 30, 2011	December 31, 2010
Accrued Payroll	$367	$234,350
Accrued Commissions	71,873	82,012
Accrued Inventory Purchases	171,128	442,855
Accrued Taxes and Other	535,025	417,095
Accrued Insurance	114,476	316,792
Accrued Preferred Dividends Payable	252,843	64,827
Deferred Finance Charge Income	39,540	68,610
Total Accrued Expenses and Other Current Liabilities	$1,185,252	$1,626,541

Note 8.  Financing Instruments

(a)Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A. ("Lender"), on August 31, 2010 (“Loan Agreement”), which became effective when funded by the Lender, on September 1, 2010, under which the Lender agreed to loan up to $2,500,000 under a term loan, which matures on August 31, 2012 ("Term Loan") and $10,000,000 under a revolver loan, which matures on August 31, 2013 ("Revolver Loan") (the "Term Loan" and "Revolver Loan" are collectively referred to as "Bank Loans").  The Company entered into an amendment dated May 11, 2011 to that Revolver Loan, under which the Lender agreed to increase the amount available thereunder from up to $10,000,000 to $13,000,000. To secure the prompt payment and performance of all obligations under the Bank Loans, the Company granted the Lender a continuing security interest in and lien upon all property of the Company. The Base Rate is for any day, a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.50%. The Company has the ability to change the applicable margin from the Base Rate based on the type of loan to a LIBOR rate of 3.00 for the Revolver Loan and 3.75% for the Term Loan. The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. The Company was not initially in compliance with all of the material debt covenants at September 30, 2011.  The Company and Lender entered into an amendment dated November 18, 2011 to the Loan Agreement, including a Basic Reserve of $650,000 as part of the Availability Reserve, which Basic Reserve may adjust upward based on a fixed coverage charge ratio formula tested monthly, beginning November 1, 2011 and ending no later than April 30, 2012, and, effective August 31, 2011, changing the fixed charge coverage ratio from 1.1 to 1.0 to 0.95 to 1.0 for August 2011, 0.65 to 1.0 for September 2011, 0.85 to 1.0 for October 2011, 0.70 to 1.0 for November 2011 and December 2011, 0.50 to 1.0 for January 2012 and February 2012, 0.60 to 1.0 for March 2012, 0.85 to 1.0 for April 2012, and 1.1 to 1.0 for May 2012 and thereafter, and Applicable Margin was change on the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%. As a result of the amendment, the Company was in compliance with its debt covenants at September 30, 2011. There is also a restriction on the payment of preferred stock dividends (Distribution) under the Bank Loans. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Financing Instruments - continued.

(a)  Loan and Security Agreement - continued.

A brief summary of certain terms and conditions of the Bank Loans are provided below:

(i)      Revolver Loan.  The Revolver Loan obligates Bank of America to make revolver loans and to issue letters of credit in an amount up to the $13,000,000 commitment and matures on August 31, 2013.  The proceeds of revolver loans shall be used by the Company solely: (a) to satisfy existing debt; (b) to pay fees and transaction expenses associated with the closing of this credit facility; (c) to pay obligations in accordance with the agreement; and (d) for working capital and other lawful corporate purposes of the Company. The balance outstanding on the Revolver Loan was $10,321,275 and $7,578,262 and the weighted-average interest rate was 3.39% and 3.95%, at September 30, 2011 and December 31, 2010, respectively; and

(ii)     Term Loan.  The Term Loan obligated Bank of America to make up to $2,500,000 available to the Company upon closing of the Bank Loans. The Term Loan was personally guaranteed by the Chairman of the Board and majority stockholder ("Guarantee"). Principal of the Term Loan shall be repaid in consecutive monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, whether such repayment is voluntary or required, no portion of the Term Loan may be reborrowed. The Company may, at its option from time to time after April 15, 2011, prepay the Term Loan.  The balance outstanding on the Term Loan was $1,250,000 and $2,187,500 and the interest rate was 4.0% and 4.125%, at September 30, 2011 and December 31, 2010, respectively;

 (b) Revolving Credit and Term Loan Agreement.  The Company entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, as amended from time to time, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note and $3,000,000 under a convertible term note ("Loan Agreements”), and Lapolla agreed to issue certain detachable warrants, as amended and increased from time to time (“Warrants”) to ComVest and register the underlying shares issuable under the convertible term note and the Warrants. The debt instruments were recorded at fair value of $851,917, at an effective interest rate of approximately 30%, and the resulting discounts were amortized to interest expense using the effective interest method over the term of the agreements. A brief summary of certain terms and conditions of the matured and paid off Loan Agreements and other related agreements are provided below:

(i)      Revolving Credit Note. Under the revolving credit note, as amended from time to time, ComVest agreed to provide the Company with a secured revolving credit facility, from June 30, 2008 to August 31, 2010, in an aggregate principal amount the lesser of (i) the borrowing base (an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 50% of eligible inventory) provided to ComVest, or (ii) $9,500,000.  The revolving credit note's interest rate was calculated according to a coverage ratio formula with a coverage ratio ranging from 1.0 to 2.0 and Prime rate ranging from Prime plus 1% to Prime plus 0%. There was no unamortized discount at September 30, 2011 or December 31, 2010.

(ii)     Convertible Term Note. The convertible term note, as amended from time to time, had a fixed interest rate of 10% per annum and the principal was payable (i) in thirteen (13) equal monthly installments of $83,333.33 each, due and payable on the first day of each calendar month commencing July 1, 2009 and continuing through and including August 1, 2010, and (ii) in the final installment due and payable on August 31, 2010 in an amount equal to the entire remaining principal balance, and was convertible optionally by ComVest at any time or mandatorily by Lapolla subject to satisfaction of certain conditions to common stock at the rate of $.77 per share. The convertible term note was personally guaranteed by the Chairman of the Board. There was no unamortized discount at September 30, 2011 or December 31, 2010.

(iii)    Warrants. The detachable and remaining outstanding Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.59 per share and 1,000,000 are exercisable at a price of $.74 per share, expire on June 30, 2013.  The aggregate fair value of the Warrants was $220,964 and $292,240 at September 30, 2011 and December 31, 2010.  See also Note 9 - Derivatives and Fair Value for more information.

(iv)     Registration Rights. The Company determined that no liability was recognizable at September 30, 2011 and December 31, 2010 for registration payment arrangements based on the fact that the Registration Statement was effective at September 30, 2011 and December 31, 2010.

Note 9.  Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price (See Note 8 above, Paragraph (b) Revolving Credit and Term Loan Agreement, Item (iii), for more information). The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At September 30, 2011 and December 31, 2010, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Derivatives and Fair Value - continued.

We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1, 2011 and December 31, 2010, respectively.  For September 30, 2011, the primary assumptions include projected volatility curve based on the Company's historical volatility with an annual volatility of 116% and holder exercise targets at 150% of exercise price, with the target exercise price dropping as expiration approaches. The fair value of the derivatives as of September 30, 2011 was estimated as $220,964. For December 31, 2010, the primary assumptions include projected volatility curve based on the Company's historical volatility with an annual volatility of 123% and holder exercise targets at 150% of exercise price, with the target exercise price dropping as expiration approaches. The fair value of the derivatives as of December 31, 2010 was estimated as $292,240. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of September 30, 2011			As of December 31, 2010
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$220,964	$220,964	$220,964	$292,240	$292,240	$292,240
Total Derivative Liabilities	$220,964	$220,964	$220,964	$292,240	$292,240	$292,240

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	September 30, 2011		December 31, 2010
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$292,240	$292,240	$571,864	$571,864
Total Gains (realized/unrealized) included in Net Income (Loss)	(71,276)	(71,276)	(279,624)	(279,624)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$220,964	$220,964	$292,240	$292,240

Note 10.  Long Term Debt.

The following is a summary of long term debt at:

	September 30, 2011	December 31, 2010
Various notes payable on vehicles and equipment, due in monthly installments of $4,303including interest, maturing through 2014.	$82,326	$115,526
Less: Current Maturities	(45,525)	(45,464)
Total Long-Term Debt	$36,801	$70,062

Note 11.  Related Party Transactions.

(a)      The Company issued an aggregate of 419,707 shares of restricted common stock, which were valued and recorded at $239,234, and $60,000 in cash, to Mr. Nadel for advisory/consulting fees, for July, August, and September 2011.  On February 22, 2011, an agreement was entered into between the Company and Mr. Nadel, a member of the Board, wherein Mr. Nadel became a consultant to, as well as Vice Chairman of, the Company, for a period of 3 years (“Nadel Agreement”).  Pursuant to the Nadel Agreement, Mr. Nadel is to receive an aggregate of 5,000,000 shares of restricted common stock, which vest in monthly increments over 3 years and $200,000 in consulting fees per year.  See also Note 13 - Securities Transactions, Item (a).

(b)      On July 5, 2011, the Company extended the 80,000 vested 6-year stock options originally granted to Mr. Adams, an officer and director, on July 12, 2005, at an exercise price of $.67 per share, (expiring July 12, 2011), for an additional 3 years (now expiring July 12, 2014).  The closing price of the Company’s common stock as traded on the OTCBB July 5, 2011, the date of the approval of the extension, was $.60 per share. There was no incremental cost recordable on the books and records of the Company for the modification.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12.  Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine months ended September 30, 2011 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net income per common share for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, a total of 4,848,757 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, all of which warrants had an exercise price greater than the market value of the common share as of the periods then ended (“out-of-the-money”), and (b) 2,348,757 shares were for vested and exercisable stock options, of which 583,333 stock options had an exercise price less than or equal to the market value of the common share as of the period then ended (“in-the-money”) and 1,765,424 stock options were out-of-the-money. Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports a profit for the in-the-money warrants or stock options and the market value of the Company’s common shares increases and is greater than the exercise price for the out-of-the-money warrants or stock options.

For the three and nine months ended September 30, 2010, a total of 3,699,383 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, and (b) 1,199,383 shares were for vested and exercisable stock options, all of which were out-of-the-money for the periods then ended. Such outstanding warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of the out-of-the-money warrants or stock options and they are exercised.  There were 550,000 shares for in-the-money vested and exercisable stock options included in the calculation for the three and nine months ended September 30, 2010.

Note 13.  Securities Transactions.

(a)      During the quarter ended September 30, 2011, the Company issued an aggregate of 419,707 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $239,234.

Note 14.  Preferred Stock.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock, $1.00 par value per share, effective September 28, 2006, and authorized 25,000 shares for issuance having a stated and liquidation value for each share of $1,000 (“Series D Preferred”). Holders of the outstanding Series D Preferred have no voting rights, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available. See also Note 8 - Financing Instruments, Paragraph (a) for information on payment of preferred stock dividends restrictions. At September 30, 2011 and December 31, 2010, an aggregate of 7,210 and 5,242 shares of Series D Preferred were outstanding at an aggregate value of $7,120,000 and $5,242,000, and accrued dividends of $252,844 and $64,827, respectively.  There were $-0- and $700,000 dividends paid at September 30, 2011 and 2010, respectfully.

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended September 30,
	2011			2010
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$20,547,356	$4,214,289	$24,761,645	$17,082,266	$2,362,768	$19,445,034
Cost of Sales	17,112,941	3,501,551	20,614,492	12,917,941	1,913,716	14,831,657
Gross Profit	3,434,415	712,738	4,147,153	4,164,325	449,052	4,613,377
Depreciation	60,445	12,397	72,842	61,249	8,472	69,721
Amortization of Other Intangible Assets	87,175	17,880	105,055	128,882	17,827	146,709
Interest Expense	62,952	12,912	75,864	163,139	22,565	185,704
Segment Profit	$759,837	$180,357	$940,194	$1,640,270	$120,933	$1,761,203
Segment Assets (1)	23,474,004	6,407,847	29,881,851	20,392,507	4,437,706	24,830,214
Expenditures for Segment Assets	$76,903	$15,773	$92,676	$239	$239	$478

	Nine Months Ended September 30,
	2011			2010
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$52,716,258	$11,670,942	$64,387,200	$43,401,550	$6,094,393	$49,495,943
Cost of Sales	42,697,868	9,680,314	52,378,182	32,562,375	4,701,116	37,263,491
Gross Profit	10,018,389	1,990,629	12,009,018	10,839,175	1,393,277	12,232,452
Depreciation	163,636	36,202	199,838	172,657	24,310	196,967
Amortization of Other Intangible Assets	243,642	53,937	297,579	232,748	32,403	265,151
Interest Expense	142,453	31,716	174,169	592,254	82,990	675,244
Segment Profit	$2,044,654	$236,067	$2,280,721	$3,849,071	$433,924	$4,282,995
Segment Assets (1)	23,474,004	6,407,847	29,881,851	20,392,507	4,437,706	24,830,214
Expenditures for Segment Assets	$193,698	$41,519	$235,217	$295,240	$41,356	$336,596

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2011	2010	2011	2010
Total Profit or Loss for Reportable Segments	$940,194	$1,761,203	$2,280,721	$4,282,995
Unallocated Amounts:
Corporate Expenses	(1,259,785)	(829,766)	(3,717,712)	(2,644,253)
Income (Loss) Before Income Taxes	$(319,591)	$931,437	$(1,436,991)	$1,638,742

Assets	At September 30, 2011	At December 31, 2010
Total Assets for Reportable Segments (1)	$29,881,851	$25,877,943
Other Unallocated Amounts (2)	656,879	630,047
Consolidated Total	$30,538,730	$26,507,990

(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and cash equivalents and deposits.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and nine months ended September 30, 2011 and 2010, and our financial condition at September 30, 2011. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the quarters ended March 31, 2011 and June 30, 2011, and year ended December 31, 2010.

Outlook

The Company’s outlook remains very aggressive and positive, as we expect sales to continue to grow to record levels in 2011. Our optimism is based on our market share gains in the insulation and construction markets being driven by growing consumer awareness about energy efficient foams and coatings. During the three and nine months ended September 30, 2011, we continued to invest in our business infrastructure to support our substantial increase in market share in both our foam and coatings segments. We had increases in our foam sales of 20.3% and 21.5%, and coatings sales of 78.4% and 91.5%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, respectively. Although we achieved record revenue gains, we experienced higher material costs due to a short term spike in materials pricing, exacerbated by a softer market for our products from a slower than expected economic recovery, which dampened our bottom line. From all indications, it appears the short term spike in materials pricing is reversing while market softness persists. The markets for our products are highly competitive. We believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to continue to achieve record results and sharply improve the bottom line in the near term. Lapolla’s organization offers the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

September 30, 2011	September 30, 2010
$24,761,645	$19,445,034

Sales increased $5,316,612, or 27.3%, from the third quarter of 2011 compared to the third quarter of 2010.  Foam sales increased $3,465,090, or 20.3%, and coatings sales increased $1,851,521, or 78.4%, quarter over quarter, due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings.  High and volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key SPF startup equipment and training operation, provided additional market penetration, resulting in approximately $2.8 Million and $3.0 Million in sales for the third quarter of 2011 and 2010, respectively. Sales pricing changes added approximately $451,926 and $60,730, while sales volumes increased approximately $4,864,685 and $5,483,074, in sales for the third quarter of 2011 and 2010, respectively.

Cost of Sales

Cost of sales increased $5,782,836, or 39.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Cost of sales increased $4,195,000, or 32.5%, for our foams, and $1,587,835, or 83.0%, for our coatings, quarter over quarter, due primarily to increases of $3,465,090, or 20.3%, and $1,851,521, or 78.4%, in our foam and coatings sales, respectively. We had a 53.1% increase in freight costs, along with an approximate 11.1% increase in material costs, in the third quarter of 2011 compared to the third quarter of 2010. Freight and material costs increased in 2011 due primarily to surging oil prices which justified higher trip rates and fuel surcharges, as well as from global allocation of certain coating raw materials requiring us to deploy spot market buying at higher prices to meet demand.

Gross Profit

Our gross profit decreased $466,224, or 10.1%, for the third quarter of 2011 compared to the third quarter of 2010, due to the 53.1% increase in freight costs and 6.8% increase in material costs, offset by our 27.3% in sales growth. Gross margin percentage decreased 7.0%, quarter over quarter, due to higher freight and material costs, offset by approximately 9.2% in sales pricing changes, improved manufacturing efficiencies, and increased purchasing power with key vendor alliances.

Index

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $954,753, or 27.6%, in the third quarter of 2011 compared to the third quarter of 2010, due to increases of $773,557 in SG&A, $34,646 in professional fees, $3,467 in depreciation, and $189,365 in consulting fees, offset by a decrease of $46,282 in amortization of other intangible assets.

SG&A increased $773,557, or 24.4%, due to increases of $20,147, or 54.1%, in advertising, $142,325, or 315.1%, in bad debts, $9,875, or 8.6%, in distribution expenses, $8,765, or 9.5%, in insurances, $115,776, or 104.7%, in marketing and promotions, $228,443, or 14.4%, in payroll and related employee benefits, $17,043, or 31.0%, in rents, $32,009, or 10.3%, in sales commissions, $252,554, or 510.7%, in share based compensation expense, and $69,369, or 38.5%, in travel and travel related services, offset by decreases of $110,056, or 19.7%, in corporate expenses and $12,692, or 58.9%, in investor relations. The increases in the third quarter of 2011 of $142,325 for bad debts is primarily due to an increase in the allowance for doubtful accounts for accounts in outside collections or litigation; $115,776 for marketing and promotions is primarily due to an expanded marketing platform to support a broader customer base; $228,443 for payroll and related employee benefits is from hiring additional sales, customer service, technical service, and manufacturing personnel to meet growth requirements; $252,554 in share based compensation due to expensing of stock options and restricted stock awards to non-employee directors and consultants; $69,369 in travel and travel related services due primarily to increases of $32,164 in airfare, $10,248 in lodging, and $23,225 in mileage and gas from sales efforts; $110,056 for corporate office expenses primarily due to increases of $11,833 in temporary labor, $12,000 in dues and subscriptions, and $13,082 in collection fees, offset by decreases of $8,612 in bank fees and $10,421 in miscellaneous expenses, and $126,726 reversal in accrued expenses for executive bonuses.

Professional fees increased $34,646, or 104.5%, from the third quarter of 2011 compared to the third quarter of 2010, due in part to an increase in legal fees for advice and review of a variety of business agreements relating to international expansion, executive compensation, non-employee director matters, and collection settlements.

Depreciation expense increased $3,468, or 4.5%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to an increase in depreciable assets.

Amortization of other intangible assets expense decreased $46,282, or 28.4%, in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, due to a decrease in amortizable assets.

Consulting fees increased $189,364, or 1,612.6%, in the third quarter of 2011 compared to the third quarter of 2010, due primarily to a full quarter of expense related to an advisory and consulting agreement with a non-employee director.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other income (expense) decreased $169,949, or 74.7%, from the third quarter of 2011 compared to the third quarter of 2010, due to decreases of $36,501 for interest expense, $183,179 for interest expense - amortization of discount, $8,039 in the gain on derivative liability related to outstanding warrants, and $41,693 in other, net.

Interest expense decreased $36,501, or 19.4%, in the three months ended September 30, 2011 due to more favorable interest rates on our current bank financing versus mezzanine debt financing in the prior comparable period.

Interest expense – amortization of discount decreased $183,179, or 100%, in the third quarter of 2011 due to replacement of the mezzanine debt financing in the prior comparable period with more favorable bank financing.

Our gain on derivative liability decreased $41,693, or 43.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to a decrease in fair value attributable to outstanding warrants primarily from the warrants approaching maturity.

Other, net decreased $20,903, or 42.9%, in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, due to less finance charges available for collection on aged trade receivables.

Net Income (Loss)

Net loss was $319,591 in the third quarter of 2011 compared to net income of $931,437, due primarily to increases of $773,557, or 24.4%, in SG&A, $34,646, or 104.5%, in professional fees, $189,364, or 1,612.6%, in consulting fees, offset by decreases of $46,282, or 28.4%, in amortization of other intangible assets, $36,501, or 19.4%, in interest expense, $183,179, or 100%, in interest expense – amortization of discount, $41,693, or 43.8%, in gain on derivative liability, and $20,903, or 42.9%, in other, net. Net loss per share was $0.01 for the quarter ended September 30, 2011 compared to net income per share of $0.01 for the quarter ended September 30, 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share were $501,322 and $0.01, in the third quarter of 2011 compared to net income available to common stockholders and related income per share of $547,255 and $0.01, in the third quarter of 2010, respectively, due to the net loss of $319,591 and accrued preferred stock dividends of $181,731 in the current quarter.

Index

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	September 30, 2011	September 30, 2010
Foam	$20,547,356	$17,082,266
Coatings	$4,214,289	$2,362,768

Foam Segment

Foam sales increased $3,465,090, or 20.3%, in the third quarter of 2011 compared to the third quarter of 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share away from traditional insulation systems such as fiberglass. Foam equipment sales increased $307,398, or 35.5%, in the third quarter of 2011 compared to the third quarter of 2010. Foam cost of sales increased $4,195,000, or 32.5%, quarter over quarter, due to increases of $3,465,090, or 20.3%, in sales, $362,443, or 45.9%, in freight, and approximately 11.8% in material costs, partially offset by manufacturing efficiencies and purchasing power with key vendor alliances. Foam gross profit decreased $729,910, or 17.5%, and gross margin percentage decreased 7.7%, from the third quarter of 2011 compared to the third quarter of 2010, due primarily to higher freight and material costs. Foam segment profit decreased $880,433, or 53.7%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to increased freight and spikes in material costs from higher than normal fuel and petroleum based commodity prices, offset by an approximate 7.8% increase in sales volumes from higher sales prices and 92.2% increase in sales volumes from market share gains.

Coatings Segment

Coatings sales increased $1,851,521, or 78.4%, in the third quarter of 2011 compared to the third quarter of 2010, due to energy saving acrylic coatings regaining traction from pent up demand in the roofing and construction markets. Coatings cost of sales increased $1,587,835, or 83.0%, quarter over quarter, due to increases of $1,851,521, or 78.4%, in sales, $118,716, or 101.6%, in freight, and approximately 10.6% in material costs, partially offset by manufacturing efficiencies. Coatings gross profit increased $263,686, or 58.7%, due to higher sales volumes, and gross margin percentage decreased 2.1%, due to higher freight costs from higher than normal fuel prices and global allocation of certain coating raw materials requiring us to deploy spot market buying at higher costs to meet demand, from the third quarter of 2011 compared to the third quarter of 2010.  Coatings segment profit increased $59,424, or 49.1%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to an approximate 9.8% increase in sales volumes from higher sales prices and 90.2% increase in sales volumes from market share gains, offset by higher freight and material costs.

Total Segments

Total segment profits decreased $822,009, or 46.7%, due primarily to a gross margin percentage decrease of 7.0%, from increases of $481,159, or 53.1%, in freight and 11.1% in material costs, offset by increases of approximately $451,926, or 8.5%, in sales prices and $4,864,685, or 91.5%, in market share gains, in the third quarter of 2011 compared to the third quarter of 2010.

Performance for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Overall Results of Operations

Sales

The following is a summary of sales for the nine months ended:

September 30, 2011	September 30, 2010
$64,387,200	$49,495,943

Sales increased $14,891,257, or 30.1%, from the nine month period of 2011 compared to the nine month period of 2010.  Foam sales increased $,9314,707, or 21.5%, and coatings sales increased $5,576,550, or 91.5%, period over period, due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings.  High and increasingly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key SPF startup equipment and training operation, provided additional market penetration, resulting in approximately $9.8 Million and $8.2 Million in sales for the nine month period of 2011 and 2010, respectively. Sales pricing changes added approximately $930,106 and $98,763, while sales volumes increased approximately $13,961,151 and $14,694,909, in sales for the nine month period of 2011 and 2010, respectively.

Cost of Sales

Cost of sales increased $15,114,690, or 40.6%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Cost of sales increased $10,135,493, or 31.1%, for our foams, and $4,979,198, or 105.9%, for our coatings, period over period, due primarily to increases of $9,314,707, or 21.5%, and $5,576,550, or 91.5%, in our foam and coatings sales, respectively. We had a 55.2% increase in freight costs, along with an approximate 6.8% increase in material costs, in the nine month period of 2011 compared to the nine month period of 2010. Freight and material costs increased in 2011 due primarily to surging oil prices which justified higher trip rates and fuel surcharges, as well as from global allocation of certain coating raw materials requiring us to deploy spot market buying at higher prices to meet demand.

Index

Gross Profit

Our gross profit decreased $223,434, or 1.8%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to an 55.2% increase in freight costs and 6.8% increase in material costs, offset by a 30.1% surge in sales growth. Gross margin percentage decreased 6.0%, period over period, due to higher freight and material costs, offset by sales pricing changes, improved manufacturing efficiencies, and increased purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $3,496,879, or 35.5%, in the nine month period of 2011 compared to the nine month period in 2010, due to increases of $3,098,562 in SG&A, $140,954 in professional fees, $36,032 in amortization of other intangible assets, $3,191 in depreciation, and $218,142 in consulting fees.

SG&A increased $3,098,562, or 35.2%, due to increases of $77,309, or 63.7%, in advertising, $373,044, or 365.9%, in bad debts, $272,583, or 22.3%, in corporate expenses, $111,902, or 41.3%, in distribution expenses, $27,833, or 10.8%, in insurances, $270,764, or 38.5%, in marketing and promotions, $866,457, or 19.3%, in payroll and related employee benefits, $43,298, or 23.1%, in rents, $28,330, or 3.1%, in sales commissions, $732,793, or 2,541.9%, in share based compensation expense, and $305,717, or 67.2%, in travel and travel related services, offset by a decrease of $11,469, or 24.4%, in investor relations. The increases in the nine month period of 2011 of $77,309 for advertising is primarily due to a shortened expense period; $373,044 for bad debts is primarily due to an increase in the allowance for doubtful accounts for accounts in outside collections or litigation; $272,583 for corporate expenses is primarily due to increases of $123,986 in bank fees, $63,756 in corporate franchise and state income taxes, and $71,021 in temporary labor; $111,902 for distribution expenses is due to adding more bonded warehouses to serve target markets and increased costs from moving larger sales volumes; $270,764 in marketing and promotions is due to increased sales activity and expanded presence at trade shows; $866,457 in payroll and related employee benefits is due to hiring additional sales, customer service, technical service, and manufacturing personnel to meet growth requirements; $732,793 in share based compensation is due to expensing of stock options and restricted stock awards to non-employee directors and consultants; and $305,717 in travel and travel related services primarily due to increases of $123,868 in airfare, $67,380 in lodging, and $68,798 in mileage and gas from aggressive sales efforts.

Professional fees increased $140,954, or 54.2%, from the nine month period ended September 30, 2011 compared to the same period in 2010, due in part to an increase in legal fees for advice and review of a variety of business agreements relating to international expansion, executive compensation, non-employee director matters, and collection settlements.

Depreciation expense increased $3,191, or 1.5%, in the nine month period of 2011 compared to the nine month period of 2010, due to an increase in depreciable assets.

Amortization of other intangible assets expense increased $36,032, or 12.2%, for the nine months ended September 30, 2011 compared to the nine month period ended September 30, 2010, due to an increase in amortizable assets primarily relating to approvals and certifications required to expand acceptance of our products internationally.

Consulting fees increased $218,142, or 163.6%, in the nine month period of 2011 compared to the nine month period of 2010, due primarily to the expense related to an advisory and consulting agreement with a non-employee director.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other income (expense) decreased $644,579, or 72.2%, from the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to decreases of $235,964 for interest expense, $200 for interest expense – related party, $702,233 for interest expense - amortization of discount, offset by decreases of $213,772 in the gain on derivative liability related to outstanding warrants and $80,046 in other, net.

Interest expense decreased $235,964, or 36.4%, in the nine months ended September 30, 2011 due to more favorable interest rates on our current bank financing versus mezzanine debt financing in the prior comparable period.

Interest expense – related party was $-0- for the nine month period of 2011 compared to $200 for the nine month period of 2010, due to no loans – payable –related party outstanding requiring interest.

Interest expense – amortization of discount decreased $702,233, or 100%, in the nine months ended September 30, 2011 due to replacement of the mezzanine debt financing in the prior comparable period with more favorable bank financing.

Our gain on derivative liability decreased $213,772, or 75.0%, for the nine month period ended September 30, 2011 due to stabilization of the fair value attributable to the outstanding warrants 2010 primarily from the warrants approaching maturity compared to the fair value attributable to the warrants in the prior comparable period.

Other, net decreased $80,046, or 46.5%, in the nine months of 2011 due to less finance charges available for collection on aged trade receivables compared to the nine months of 2010.

Index

Net Income (Loss)

Net loss was $1,436,991 for the nine month period ended September 30, 2011 compared to net income of $1,638,743, due primarily to increases of $3,098,562, or 35.2%, in SG&A, $140,954, or 54.2%, in professional fees, $218,142, or 163.6%, in consulting fees, offset by decreases of $235,964, or 36.4%, in interest expense, $702,233, or 100%, in interest expense – amortization of discount, $213,772, or 75.0%, in gain on derivative liability, and $80,046, or 46.5%, in other, net. Net loss per share was $0.02 for the nine month period of 2011compared to net income per share of $0.01 for the nine month period of 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share were $1,940,007 and $0.02, in the nine month period of 2011 compared to net income available to common stockholders and related income per share of $568,589 and $0.01, in the nine month period of 2010, respectively, due to the net loss of $1,436,991 and accrued preferred stock dividends of $503,016 in the current period.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended:

Segments	September 30, 2011	September 30, 2010
Foam	$52,716,258	$43,401,550
Coatings	$11,670,942	$6,094,393

Foam Segment

Foam sales increased $9,314,707, or 21.5%, in the nine month period of 2011 compared to the nine month period of 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share away from traditional insulation systems such as fiberglass. Foam equipment sales increased $24,657, or 0.8%, period over period. Foam cost of sales increased $10,135,493, or 31.1%, period over period, due to increases of $9,314,707, or 21.5%, in sales, $910,227, or 44.8%, in freight, and approximately 7.8% in material costs, partially offset by manufacturing efficiencies and purchasing power with key vendor alliances. Foam gross profit decreased $820,786, or 7.6%, and gross margin percentage decreased 6.0%, from the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to higher freight and material costs. Foam segment profit decreased $1,804,417, or 46.9%, in the nine month period of 2011 compared to the nine month period of 2010, primarily due to increased freight and spikes in material costs from higher than normal fuel and petroleum based commodity prices, offset by an approximate 6.3% increase in sales volumes from higher sales prices and 93.7% increase in sales volumes from market share gains.

Coatings Segment

Coatings sales increased $5,576,550, or 91.5%, in the nine month period of 2011 compared to the nine month period of 2010, due to energy saving acrylic coatings regaining traction from pent up demand in the roofing and construction markets. Coatings cost of sales increased $4,979,198, or 105.9%, period over period, due to increases of $5,576,550, or 91.5%, in sales, $374,463, or 127.1%, in freight, and approximately 6.1% in material costs, partially offset by manufacturing efficiencies. Coatings gross profit increased $597,352, or 42.9%, due to higher sales volumes, and gross margin percentage decreased 5.8%, due to higher freight costs from higher than normal fuel prices and global allocation of certain coating raw materials requiring us to deploy spot market buying at higher costs to meet demand, from the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Coatings segment profit decreased $197,857, or 45.6%, in the nine month period of 2011 compared to the nine month period of 2010, primarily due to higher freight and material costs, offset by an approximate 6.2% increase in sales volumes from higher sales prices and 93.8% increase in sales volumes from market share gains.

Total Segments

Total segment profits decreased $2,002,274, or 46.7%, due primarily to a gross margin percentage decrease of 6.0%, from increases of $1,284,690, or 55.2%, in freight and 6.8% in material costs, offset by increases of approximately $930,106, or 6.2%, in sales prices and $13,961,151, or 93.8%, in market share gains, in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

Liquidity and Capital Resources

Cash on hand was $-0- at September 30, 2011 compared to $298 at December 31, 2010 due to the automatic sweep of our bank accounts to pay down our Revolver Loan pursuant to our agreement with our banking institution, which is designed to save interest expense. We did not have an automatic sweep feature in place and paid down our prior revolving credit note on a periodic basis in the prior comparable period. Stockholders' equity decreased $888,916, or 14.1%, from December 31, 2010 to September 30, 2011 due to the net loss of $1,386,991, accrued preferred stock dividends of $252,843, and reductions, net, to common and preferred stock par value of $16,950, offset by increases to additional paid in capital of $1,093,571 for issuances of common and preferred stock, which includes share based compensation of $662,808 for non-employee directors, and a currency translation loss of $75,530 from our Canadian currency transactions. We have a $13 Million asset based bank financed Revolver Loan in place to fund our continuing operations. Management believes that the cash generated from operations, and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital from our banking institution (described below), are sufficient to fund operations, including capital expenditures, through 2011. Notwithstanding the foregoing, we may seek to raise capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding warrants relating to our prior mezzanine styled financing may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold. Moreover, pursuant to our bank Loan Agreement, we must prepay any amount outstanding under the Term Loan ($1,250,000 at September 30, 2011) out of the net proceeds of the capital raised.

Index

Net cash used in operating activities was $1,307,782 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $2,784,510 for the nine months ended September 30, 2010. The cash used in operating activities for the nine months ended September 30, 2011 was attributable to our net loss of $1,436,991, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $414,782 in depreciation for property, plant and equipment, $330,644 in amortization of other intangible assets related to assets purchased in business combinations and approvals and certifications required to effectively enter into international markets, $475,000 in provision for losses on accounts receivable due to an increase in bad debt accruals, and $761,621 in share-based compensation due to expensing of stock options and restricted stock for non-employee directors and consultants, offset by a $71,276 gain on derivative liability due to a decrease in the fair value attributable as a result of the warrants approaching their maturity and a $12,864 gain on disposal of assets. The foregoing was augmented by increases of $3,680,190 in trade receivables, $563,121 in inventories, $54,261 in prepaid expenses and other current assets, $551,729 in deposits and other non-current assets, and $3,709,908 in accounts payable, offset by a decrease of $629,305 in accrued expenses and other current liabilities, due primarily to an increase of $5,316,612, or 27.3%, in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Term Loan	$1,250,000	$—	$—	$—	$1,250,000
Revolving Loan	—	10,321,275	—	—	10,321,275
Long-Term Debt Obligations	45,525	35,844	—	—	81,369
Estimated Interest Payments on Long-Term Debt and Loan Obligations	404,342	342,731	—	—	747,073
Purchase Order Obligations	118,902	—	—	—	118,902
Operating Lease Obligations	401,523	958,009	165,320	—	1,524,852
Total	$2,220,292	$11,657,860	$165,320	$—	$14,043,471

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. The Company was not initially in compliance with all of the material debt covenants at September 30, 2011.  The Company and Lender entered into an amendment dated November 18, 2011 to the Loan Agreement, including a Basic Reserve of $650,000 as part of the Availability Reserve, which Basic Reserve may adjust upward based on a fixed coverage charge ratio formula tested monthly, beginning November 1, 2011 and ending no later than April 30, 2012, and, effective August 31, 2011, changing the fixed charge coverage ratio from 1.1 to 1.0 to 0.95 to 1.0 for August 2011, 0.65 to 1.0 for September 2011, 0.85 to 1.0 for October 2011, 0.70 to 1.0 for November 2011 and December 2011, 0.50 to 1.0 for January 2012 and February 2012, 0.60 to 1.0 for March 2012, 0.85 to 1.0 for April 2012, and 1.1 to 1.0 for May 2012 and thereafter, and Applicable Margin was change on the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%. As a result of the amendment, the Company was in compliance with its debt covenants at September 30, 2011. There is also a restriction on the payment of preferred stock dividends (Distribution) under the Bank Loans. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

Net cash used in investing activities was $389,299 for the nine months ended September 30, 2011, reflecting a decrease of $150,875 when compared to $540,174 for the nine months ended September 30, 2010. We invested $360,002 in property, plant and equipment during the nine month period ended September 30, 2011, of which $42,872 was for vehicles for personnel, $68,246 was for leasehold improvements, $65,765 was for officer furniture and equipment primarily relating to expansion of our Canadian office to include technical service and training, $146,347 was for computers and software for additional sales personnel and upgrades to our accounting system, and $66,069 was for machinery and equipment for improvements to our manufacturing facilities.  We also had a gain of $16,061 from the disposal of assets during the nine month period.

Net cash provided by financing activities was $1,772,313 for the nine months ended September 30, 2011, compared to net cash used in financing activities of $2,491,363 for the nine months ended September 30, 2010. Under our asset based bank financed Revolver Loan, we borrowed an aggregate of $64,822,579 and made an aggregate of 62,079,567 in principal repayments, and Term Loan, we made an aggregate of $937,500 in principal repayments, during the nine months ended September 30, 2011. We also made principal repayments of $33,200 on our long term debt consisting of financed vehicles.

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

Index

Item 4.  Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1, “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, are hereby incorporated in their entirety herein by this reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly ended September 30, 2011, we issued, in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 419,707 shares of restricted common stock, par value $.01 per share, to a director pursuant to an advisory and consulting agreement for services, which transaction was valued and recorded in the aggregate at $239,234.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

(a)	Amendment to Material Contract.

On November 18, 2011, the Company and Bank of America entered into an amendment to that certain Loan and Security Agreement dated August 31, 2010, as amended (“Loan Agreement”), wherein the definition of “Applicable Margin” in Section 1.1 was amended to change the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%; “Availability Reserve” in Section 1.1 was amended to include a Basic Reserve of $650,000 against availability under the Revolver Loan, which Basic Reserve may adjust upward based on a fixed coverage charge ratio formula, tested monthly, beginning November 1, 2011 and ending no later than April 30, 2012, and the “Fixed Charge Coverage Ratio” in Section 10.3.2, effective August 31, 2011, was amended to change the fixed charge coverage ratio from 1.1 to 1.0 to 0.95 to 1.0 for August 2011, 0.65 to 1.0 for September 2011, 0.85 to 1.0 for October 2011, 0.70 to 1.0 for November 2011 and December 2011, 0.50 to 1.0 for January 2012 and February 2012, 0.60 to 1.0 for March 2012, 0.85 to 1.0 for April 2012, and 1.1 to 1.0 for May 2012 and thereafter.

Item 5.  Exhibits.

See Index of Exhibits on Page 21.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date November 21, 2011	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date November 21, 2011	By:	/s/ Michael T. Adams, CFO
	Name:	Charles A. Zajaczkowski
	Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Fifth Amendment dated November 18, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document