Form 10-K
period 2011-12-31
LAPOLLA INDUSTRIES INC
filed 2012-04-16
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $14,676,892 based on the closing sales price as quoted on the NASD OTC Bulletin Board.

Common Stock outstanding as of March 29, 2012 — 106,480,210 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

	2011	2010
Foam	$71,592,721	$61,597,220
Coatings	$14,626,991	$8,899,409

Foam Segment

Our foam business involves supplying spray foam insulation and roofing foam to the construction industry. Spray foam insulation applications consist of perimeter wall, crawl space, and attic space commercial and industrial, and residential, applications. Roofing applications consist of new and retrofit commercial and industrial, and residential, applications. Opening up our own Foam Resin Plant in 2007 enabled Lapolla to benefit from the economics of manufacturing spray polyurethane foam systems and new sales opportunities through previously unavailable channels (e.g. distribution) arose. Lapolla provides open and closed cell spray foam for insulation, as well as closed cell technology for roofing applications.  We have attained certain, and continue to attain, third party credentials for our in-house manufactured spray foam systems, which enables greater acceptance of our proprietary foam products in our target markets. This segment also supplies adhesives and equipment for applications. We use our own distribution facilities, as well as public warehousing in certain local markets nationally to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the spray foam business.

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

International Operations

Our international sales, consisting primarily of our Canadian operations, represented approximately 12.7% and 12.4% of our total product sales for the year ended December 31, 2011 and 2010, respectively. We have a registered branch office in Mississauga, Ontario operated by a resident management team to serve customers in the Canadian markets.  We are also aggressively pursuing international business and have entered into relationships with distributors in various European countries. We expect 2012 and beyond to reflect increased international growth and revenues.

Index

Sales and Marketing

We maintain a growing national and limited international sales and marketing focus. Sales are concentrated on distributors and contractors in the insulation and roofing industries. Lapolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state, regional, or country basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to nationally promoted programs from federal, state, municipal and other government agencies, energy companies, and private organizations. Some of these programs include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using reflectivity and emmissivity as the general goal in reducing the environmental impact of the “heat island effect”. Lapolla places a high priority on sales trending to create preparedness and processes to better serve customers. Information is gathered from sales, customers, management experience and historical trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient fashion. The combined volumes of our products are disbursed throughout a broad customer base. This broad base assures lack of vulnerability to the loss of one key customer.

Raw Materials

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner.  The primary materials being used to manufacture our foam and coatings products are polyols, catalysts, resins, and titanium dioxide. The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply.  We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product.  With our volume potential, Lapolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2012 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility. We maintain sufficient manufacturing capacity at this facility to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

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

Employees

At December 31, 2011, we employed 88 full time individuals, none of which are represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business presence. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2012. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal that may affect our product or services.

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

•   Cost and Availability of Raw Materials - Our operating results are significantly affected by the cost of raw materials. We may not be able to fully offset the impact of force majeure events and higher raw material costs through price increases or productivity improvements. Certain raw materials are critical to our production processes, such as polyols, catalysts, and titanium dioxide. The Company has supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials at any future date would adversely impact our ability to produce products.

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

Item 2.  Properties

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Customer Service, Distribution, Manufacturing, Marketing, Sales, Rig Assembly, Training	01-01-2010 to 04-30-2016
Ontario, Canada	Customer Service, Distribution, Sales, and Training	11-10-2010 to 11-09-2014
Englewood Cliffs, New Jersey	Sales	Month-to-Month
Rutledge, Georgia	Relocated Operations to Houston, Texas	07-01-2008 to 12-31-2012

Our present facilities are adequate for our currently known and projected near term needs.

Item 3.  Legal Proceedings

Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business. These matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Index

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2011		2010
Calendar Quarter	High	Low	High	Low
First	$0.72	$0.51	$0.66	$0.36
Second	$0.99	$0.52	$0.66	$0.42
Third	$0.76	$0.45	$0.75	$0.48
Fourth	$0.60	$0.33	$0.65	$0.46

Our common stock is traded on the NASDAQ O-T-C Bulletin Board under the symbol “LPAD”. As of March 29, 2012, there were approximately 2,800 holders of record, of which 405 are registered holders and 2,395 are beneficial folders, of our common stock.  We did not declare any dividends on our common stock during the past two years and do not anticipate declaring such dividends in 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2011:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	6,948,333	$0.60	3,051,667
Equity Compensation Plans Not
Approved by Security Holders (2)	2,980,000	$0.59	—
Total	9,928,333	$0.60	3,051,667

(1) Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.
(2) Represents 2,500,000 outstanding detachable Warrants issued by the Company in connection with certain prior financing agreements with ComVest (Refer to the Footnotes in the Stockholders Holding 5% or More section for more detailed information) and 480,000 outstanding restricted shares of common stock granted by the Company pursuant to a Director Plan (Refer to Note 18 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011 for a description of this plan).

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2005 and ending December 31, 2011. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Recent Sales of Unregistered Securities.

In private transactions relying on Section 4(2) of the Securities Exchange Act of 1933, as amended, we issued and/or exchanged an aggregate of 25,401,112 shares of our restricted common stock to directors and our majority stockholder.  Refer to Note 17 - Securities Transactions, Items (a) through (d) in the Notes to the Financial Statements listed under Item 15 of Part IV of this report for more detailed information.

Index

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2011

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2011, and our financial condition at December 31, 2011. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our financial statements and the related notes to our financial statements.  Refer to Item 8 of this Form 10-K, Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 20 – Business Segment Information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segment structure.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2011	2010	2009
Sales	$86,219,712	$70,496,629	$50,026,470

Sales increased $15,723,082, or 22.3%, from 2010 to 2011, compared to an increase of $20,470,159, or 40.9%, from 2009 to 2010. From 2010 to 2011, sales increased $9,995,501, or 16.2%, for our foams, and $5,727,581, or 64.4%, for our coatings, compared to an increase of $18,516,479, or 43.0%, for our foams, and $1,953,680, or 28.1%, for our coatings, due to higher demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings. High and volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight SprayFoam division, which is a turn-key, equipment, startup, and training operation, provided additional market penetration for our foams, resulting in approximately $12.0 Million, $11.4 Million, and $8.5 Million, in sales in 2011, 2010, and 2009, respectively. Pricing changes added approximately $1,225,204 and reduced approximately $1,152,907 and $122,316, in sales, while sales volumes added approximately $14,497,879, $19,317,252, and $2,007,604, for 2011, 2010, and 2009, respectively.

Cost of Sales

Cost of sales increased $17,248,132, or 32.1%, from 2010 to 2011, compared to an increase of $16,244,543, or 43.3%, from 2009 to 2010. From 2010 to 2011, cost of sales increased $11,903,905, or 25.4%, for our foams, and $5,344,227, or 77.4%, for our coatings, due primarily to increases of $9,995,501, or 16.2%, and $5,727,581, or 64.4%, in our foam and coatings sales, respectively. We had a 60.8% and 58.6% increase in freight costs, along with a 5.8% and 2.9% increase in material costs, in 2011 and 2010. Freight and material costs increased in 2011 due primarily to sales volumes, extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, and in 2010 due primarily to increased sales volumes. From 2009 to 2010, cost of sales increased $14,884,604, or 46.5%, for our foams, and $1,359,940, or 24.5%, for our coatings, due primarily to increases of $18,516,479, or 43.0%, and $1,953,680, or 28.1%, in our foam and coatings sales, respectively. We had a 15.5% decrease in freight costs, along with a 2.7% decrease in material costs, in 2009.

Gross Profit

Our gross profit decreased $1,525,050, or 9.1%, from 2010 to 2011, due to extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, offset by sales growth, compared to an increase of $4,225,616, or 33.9% from 2009 to 2010, due to our sales growth.  Gross margin percentage decreased 9.1% from 2010 to 2011 and 1.2% from 2009 to 2010 due primarily to increased freight costs and raw materials costs, offset by manufacturing efficiencies.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $4,755,668, or 25.9%, from 2010 to 2011, due to increases of $4,216,991 for SG&A, $224,243 for professional fees, $63,316 for amortization of other intangible assets, and a decrease of $14,884 for depreciation expense, compared to, $246,229, or 1.8% from 2009 to 2010, due to increases of $92,633 for SG&A, $78,036 for professional fees, $27,567 for depreciation, $21,127 for amortization of other intangible assets, and $26,866 for consulting fees.

Index

SG&A increased $4,216,991, or 25.5%, from 2010 to 2011, due to increases of $22,176 for advertising, $588,544 for bad debts, $303,448 for corporate office, $151,028 for distribution, $31,184 for insurances, $306,695 for marketing and promotions, $1,124,039 for payroll and related employee benefits, $124,965 for rents, $48,595 for sales commissions, $1,192,384 for share based compensation, and $336,472 for travel and travel related services, offset by a decrease of $12,539 for investor relations. The $588,544 increase for bad debts related to an increase in select customer bankruptcies and defaults due to lingering stressors from the tightened credit markets and recession. The $303,448 increase in corporate office expenses relates primarily to increases of $162,698 in bank fees, $30,451 in cellular phones, $56,732 in collection fees, $31,409 in dues and subscriptions, $102,072 in miscellaneous expense, $72,554 in temporary labor, partially offset by a reversal of $164,119 in accrued executive management EBITDA bonus due to the established criteria not being met in 2011, and a decrease of $31,388 in lease expense. The $151,028 increase in distribution expenses relates to increased sales volumes through previously established outside warehouses and using additional outside warehouses to better serve customers.  The $31,184 increase in insurance relates to an increase in our credit insurance premium. The $306,695 increase for marketing, promotions, and trade shows, was from an increase in attendance at major industry trade shows and larger volume of printed marketing and give-a-way promotional items from broader sales efforts.  The $1,124,039 increase in payroll and related employee benefits was due to hiring of additional sales personnel and middle management to manage the 22.3% increase in sales volumes and to meet anticipated growth forecasts. The increase of $124,965 in rents was due to expansion of our Houston, Texas facility to include space for spray rig building and technical training and our Ontario, Canada facility to include more space for warehousing and technical training. The $48,595 increase in sales commissions was due to the 22.3% increase in sales. The $1,192,384 increase in share based compensation due to expensing of stock options and restricted stock awards to non-employee directors and consultants. The $336,472 increase for travel and travel related services related to increased attendance at trade shows and international expansion efforts. SG&A increased $92,633, or 0.8%, from 2009 to 2010 due to increases of $67,357 for advertising, $487,364 for sales commissions, $238,881 for corporate, $10,174 for investor relations, $891,800 for payroll and related employee benefits, and $56,835 for travel and related services, offset by decreases of $649,691 for bad debts, $23,506 for distribution, $174,810 for insurances, $360,660 for marketing, promotions, and trade shows, $13,107 for rents, and $438,005 for share based compensation. The $487,364 increase in sales commissions was due to the 40.9% increase in sales.  The $238,881 increase in corporate was primarily due to the establishment of the executive management EBITDA bonus program in 2010.  The $892,800 increase in payroll and related employee benefits was due to increases in salaries and hiring of additional sales personnel to manage the 40.9% increase in sales volumes. The $649,691 decrease in bad debts in 2010 was due to an improved economic environment, tighter credit controls, and increased use of credit insurance. The $174,810 decrease in insurances was from reduced loss ratios under our various insurances, resulting in more competitive renewal costs.  The $360,660 decrease in marketing, promotions, and trade shows, was from implementation of more efficient strategies. The $438,005 decrease in share based compensation resulted from a reduction in outstanding stock option and restricted common stock incentive grants.

Professional fees increased $244,240, or 68.0%, from 2010 to 2011, compared to, an increase of $78,036, or 27,7%, from 2009 to 2010, primarily due to increased legal fees related to review of various board, executive, and international business agreements.

Depreciation expense decreased $14,882, or 5.0%, from 2010 to 2011, due to a decrease in depreciable assets, compared to, an increase of $27,567, or 9.7% from 2009 to 2010 due to an increase in depreciable assets, primarily vehicles for our growing sales force.

Amortization of other intangible assets expense increased $63,316, or 14.1%, compared to, $21,126, or 5.8%, from 2009 to 2010, due to an increase in amortizable assets primarily approvals and certifications.

Consulting fees increased $246,003, or 54.0%, from 2010 to 2011, due to the Company entering into an advisory and consulting agreement with a non-employee director in the first quarter of 2011, compared to, an increase of $26,866, or 14.7%, from 2009 to 2010, due to retaining outside professionals for advisory and information technology services.

Other Income (Expense)

Our total other income (expense) are comprised of interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, (gain) loss on sale of assets, and other, net.

The total other income (expense) decreased $673,365, or 207.6%, from 2010 to 2011, due to decreases of $247,864 for interest expense, $200 for interest expense – related party, $702,232 for interest expense – amortization of discount, a $4,051 gain on the sale of an asset, offset by a decrease of $141,902 in gain on our derivative liability and $139,082 in other, net, compared to, a decrease $945,605, or 48.7%, from 2009 to 2010, due to decreases of $372,730 for interest expense, $247,059 for interest expense - related party, and $209,853 for interest expense - amortization of discount, and an increase of $154,765 for other, net, offset by a reduction of $38,801 in gain on derivative liability.

Interest expense decreased $247,864, or 43.8%, from 2010 to 2011, due to the Company maintaining asset based bank financing at competitive interest rates, compared to, a decrease of $372,730, or 31.4%, from 2009 to 2010, due to the Company obtaining asset based bank financing at competitive interest rates during the latter half of 2010 which replaced more expensive mezzanine styled credit instruments.

Interest expense – related party was $-0-, from 2010 to 2011, due to no outstanding related party loans, compared to, a decrease of $247,059, or 99.9%, from 2009 to 2010, due to a decrease in capital utilized from related party loans provided by our Chairman of the Board.

Interest expense – amortization of discount was $-0-, from 2010 to 2011, due to no outstanding mezzanine credit, compared to, a decrease of $209,853, or 23.0%, from 2009 to 2010, due to the Company paying off its mezzanine styled debt during the latter part of 2010 in connection with obtaining asset based bank financing on more favorable terms.

Gain on derivative liability decreased $141,902, or 103.0%, from 2010 to 2011, compared to a decrease of $38,801, or 12.2%, from 2009 to 2010, due primarily to the volatility in the Company's common stock in relation to the outstanding detachable warrants granted in connection with the Company's former mezzanine styled debt instruments.

Index

Gain on sales of assets increased $4,051, or 31.5%, from 2010 to 2011, due to sale of depreciable vehicles and equipment for more than book value, compared to, a gain of $8,813, from 2009 to 2010, due to sale of a depreciable vehicle for more than book value.

Other income decreased $139,082, or 153.1%, from 2010 to 2011, due primarily to an decrease in collection of finance charges related to extensions of credit on aged accounts receivable, compared to, an increase of $154,765, or 184.3%, from 2009 to 2010, due primarily to an increase in collection of finance charges related to extensions of credit on aged accounts receivable.

Net Income (Loss)

Net loss was $3,506,290, from 2010 to 2011, due primarily to an increase in cost of sales of $17,248,132, or 32.1%, from an increase of 60.8% in freight costs and 5.8% in material costs, total operating expenses of $4,755,668, or 25.9%, from an increase of 25.5% in SG&A (which includes non-cash share based compensation of $1,192,384), 40.4% in professional fees, and 54.0% in consulting fees, offset by a decrease of $673,363 in other, net, from a decrease of 43.8% in interest expense, 100% in interest expense – amortization of discount, 103.0% in gain on derivative liability, and 207.6% in other income, compared to, net income of $2,101,064 for 2010, compared to a net loss of $2,823,927 for 2009, due primarily to a $20,470,159, or 40.9% increase in sales resulting in a $4,225,616, or 33.9%, increase in gross profit, decreases of $649,691, or 60.5%, in bad debts, $174,810, or 31.2%, in insurance costs, $360,660, or 28.0%, in marketing, promotions, and trade shows, $438,005, or 81.3%, in share based compensation, $372,730, or 31.4%, in interest expense, $247,059, or 99.9%, in interest expense - related party, $209,853, or 23.0%, in interest expense - amortization of discount, and $154,765, or 173.8%, in other income.  Net loss per share was $0.04 for 2011, compared to net income per share of $0.03 for 2010 and net loss per share of $0.06 for 2009.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share was $4,175,235 and $0.05 for 2011, net income available to common stockholders and related income per share was $772,934 and $0.01 for 2010, and net loss available to common stockholders and related loss per share was $3,640,952 and $0.06 for 2009.  We had a $659,186, or 49.6%, decrease in our preferred stock dividends from 2010 to 2011, due to a decrease in the amount of Series D Preferred Stock outstanding during 2011, compared to, a $511,106, or 62.6%, increase in our preferred stock dividends from 2009 to 2010, due to an increase in the amount of Series D Preferred Stock outstanding during 2010.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2011	2010	2009
Foam	$71,592,721	$61,597,220	$43,080,741
Coatings	$14,626,991	$8,899,409	$6,945,729

Foam Segment

Foam sales increased $9,995,501, or 16.2%, from 2010 to 2011, compared to, an increase of $18,516,479, or 43.0%, from 2009 to 2010, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share from the paradigm shift away from traditional insulation systems such as fiberglass. AirTight furthered our market penetration into the foam segment through its start-up training and rig building operations. Foam equipment sales increased $237,504, or 6.6%, from 2010 to 2011, compared to, an increase of $1,574,577, or 76.9%, from 2009 to 2010. Foam cost of sales increased $11,903,905, or 25.4%, from 2010 to 2011, due primarily to increased sales volumes, higher freight and raw material costs, partially offset by manufacturing efficiencies, compared to, an increase of $14,884,604, or 46.5%, from 2009 to 2010, due primarily to increased sales volumes and higher freight costs, partially offset by manufacturing efficiencies. Foam gross profit decreased $1,908,404, or 13.0%, from 2010 to 2011, due to extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, offset by sales growth, compared to, an increase of $3,631,875, or 32.8%, from 2009 to 2010, due to our sales growth.  Foam gross margin percentage decreased 13.0% from 2010 to 2011, due primarily to increased raw material and freight costs and the inability to pass on these increased costs to our customers due to market softness during 2011, compared to, a decrease of 1.8%, primarily from higher freight costs. Foam segment profit decreased $3,290,157, or 65.9%, from 2010 to 2011, primarily due to an increase of $9,995,501, or 16.2% from aggressive sales growth, offset by an increase of $11,903,905, or 25.4%, in cost of sales from higher freight and raw material costs and $1,381,753, or 14.2%, in segment operating costs, compared to, an increase of $3,745,166, or 299.5%, from 2009 to 2010, primarily due to a $18,516,479, or 43.0%, increase in sales.

Coatings Segment

Coatings sales increased $5,727,581, or 64.4%, from 2010 to 2011, compared to, an increase of $1,953,680, or 28.1%, from 2009 to 2010, due to increased demand from general economic improvements and loosening of credit markets. Coating equipment sales decreased 324,946, or 92.7%, from 2010 to 2011, compared to an increase of $147,343, or 72.6%, from 2009 to 2010. Coatings cost of sales increased $5,344,227, or 77.4%, from 2010 to 2011, due primarily to increased sales volumes, higher freight and raw material costs, partially offset by manufacturing efficiencies, compared to, an increase of $1,359,939, or 24.5%, from 2009 to 2010, due to increased sales volumes and higher material costs. Coatings gross profit increased $383,354, or 19.2%, from 2010 to 2011, due to higher sales volumes, offset by higher raw material costs and a gross margin decrease of 6.2% primarily from higher freight and raw material costs, compared to, an increase of $593,741, or 42.2%, from 2009 to 2010, due to higher sales volumes and a gross margin percentage increase of 2.2%, primarily from manufacturing efficiencies, partially offset by higher material costs. Coating segment profit decreased $542,779, or 80%, from 2010 to 2011, due to higher freight and raw material costs, and an increase of $926,133, or 70.1%, in segment operating costs, compared to an increase of $776,160, or 544.6%, from 2009 to 2010, due to higher sales volumes.

Index

Total Segments

Total sales increased $15,723,082, or 22.3%, from 2010 to 2011, compared to, an increase of $20,470,159, or 40.9%, from 2009 to 2010.  Total equipment sales decreased $87,442, or 2.2%, from 2010 to 2011, compared to, an increase of $1,721,920, or 76.5%, from 2009 to 2010. Total cost of sales increased $17,248,132, or 32.1%, from 2010 to 2011, compared to, an increase of $16,244,543, or 43.3%, from 2009 to 2010. Total gross profits decreased $1,525,050, or 9.1%, and gross margin percentage decreased 6.1%, from 2010 to 2011, compared to, an increase of $4,225,616, or 33.9%, and gross margin percentage decreased 1.2%, from 2009 to 2010. Total segment operating expenses increased $2,307,886, or 20.9%, from 2010 to 2011.  Total segment profits decreased $3,832,936, or 67.5%, from 2010 to 2011, compared to, an increase of $4,566,157, or 412.1%, from 2009 to 2010.

Outlook for 2012

The Company’s outlook remains very aggressive and positive, as we expect sales to continue to grow to record levels in 2012. Our optimism is based on our market share gains in the insulation and construction markets which are driven by growing consumer awareness about energy efficient foams and coatings. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand was $-0-, $298, and $400,821, for 2011, 2010, and 2009, respectively.  The Company established a new Revolver Loan in 2010 which provides and automatic sweep of our bank accounts to facilitate draw downs and minimize interest expense. We did not have an automatic sweep feature in place under our prior mezzanine debt and paid down our former revolving credit note on a periodic basis. Stockholders' Equity decreased $2,239,754, or 35.5%, from 2010 to 2011, due to the comprehensive loss of $3,597,796 and accrued preferred stock dividends of $668,945, offset by the issuance of $315,000 in preferred stock and $418,773 in common stock, and $1,293,214 in share-based compensation, compared to, an increase of $2,546,362, or 67.7%, from 2009 to 2010, due to comprehensive income of $2,078,489, issuance of an aggregate of $1,406,870 in preferred stock and $388,304 for common stock, and $100,831 in share based compensation, offset by $1,328,131 in accrued preferred stock dividends and a $100,000 voluntary redemption of preferred stock.  During 2011, we increased our Revolver Loan commitment to $13 Million, paid down our Term Loan by an additional $1,250,000, and withstood increased freight and material costs due primarily to record sales volumes, extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers. During 2010, we refinanced our mezzanine styled credit instruments, which matured on August 31, 2010, with asset based bank financing on substantially improved financial terms. Our new bank financing provided us with a Term Loan of $2.5 Million, which was used to pay off our matured convertible term loan and, a Revolver Loan for $10 Million, which was used to pay off our prior matured revolving loan and make available working capital to meet our continuing operating requirements. We continue to experience record sales growth into 2012, and the associated increases in accounts receivable, inventory, and expenses to support our incline may require additional cash liquidity. Management believes that the cash on hand, cash generated from operations and the Revolver Loan, subject to borrowing base limitations (as described below) from our banking institution, will be sufficient to fund operations, including any capital expenditures (budgeted $250,000), through fiscal 2012. Notwithstanding the foregoing, we are seeking to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans globally. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding detachable warrants issued in connection with our prior mezzanine styled financing may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price of the common stock sold. Moreover, pursuant to our bank financing Loan Agreement, we must prepay any amount outstanding under the Term Loan out of the net proceeds of the capital raised ($937,500 at December 31, 2011). The Loan Agreement limitation may adversely impact our ability to raise additional capital.

Net cash provided by operations was $272,799 in 2011, compared to, 2,749,855 in 2010.  The cash provided by operations for 2011 as compared to cash used in 2010 was attributable to the net loss of $3,506,290 for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, primarily decreases of $702,233 in amortization of discount on convertible term and revolving credit notes due to paying off those notes with a new banking relationship in 2010, and a $12,864 gain on disposal of an asset, offset by increases of $74,515 in depreciation, $63,316 in amortization of other intangible assets related to approvals and certifications, $338,544 in provision for losses on accounts receivable due to certain customer bankruptcies or insolvencies resulting from general economic conditions, $1,192,383 in share based compensation relating to vesting shares of common stock pursuant to a consultant/advisory agreement entered into between the company and a director in February 2011, and $141,902 in gain on derivative liability. The foregoing was augmented by increases of $1,289,857 in trade receivables, $869,104 in inventories, $170,775 in prepaid expenses and other current assets, $593,430 in deposits and other non-current assets, $3,957,760 in accounts payable, and $166,610 in accrued expenses and other current liabilities, due to an increase of $15,723,082 in sales. Net cash provided by operations was $2,749,855 in 2010, compared to, net cash used by our operations of $2,688,144 in 2009.  The cash provided by operations for 2010 as compared to cash used in 2009 was attributable to net income of $2,101,064 for the year, including the effect of adjustments to reconcile net income to cash provided by or used in operating activities and adjusting for non-cash items, primarily decreases of $720,279 in provision for losses on accounts receivable due to improved economic conditions, better utilization of credit insurance, and tightened credit controls, $209,853 in amortization of discount on convertible note and revolving credit note due to both being paid off in 2010, and $438,005 in share-based compensation due to renegotiation of the CEO and President's employment agreement in 2010 which stopped certain canceled unvested stock options from being expensed. The foregoing was augmented by increases of $3,175,303 in trade receivables, $878,852 in inventories, $368,358 in prepaid expenses and other current assets, $386,232 in deposits and other non-current assets, $2,771,464 in accounts payable, and $870,530 in accrued expenses and other current liabilities, due to an increase of $20,470,159 in sales. Net cash used in operations was $2,688,144 in 2009, reflecting a decrease of $4,689,326 when compared to the net cash used of $7,377,470 in 2008.

Index

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Term Loan	$937,500	$—	$—	$—	$937,500
Revolving Loan	—	9,133,155	—	—	9,133,155
Long-Term Debt Obligations	44,560	26,478	—	—	71,038
Estimated Interest Payments on Long-Term Debt and Loan Obligations	433,855	277,268	—	—	711,123
Purchase Order Obligations	92,638	—	—	—	92,638
Operating Lease Obligations	510,019	1,324,325	183,219	—	2,017,563
Total	$2,018,572	$10,761,226	$183,219	$—	$12,963,017

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. The Company and Lender entered into an amendment dated November 18, 2011 to the Loan Agreement, including a Basic Reserve of $650,000 as part of the Availability Reserve, which Basic Reserve may adjust upward based on a fixed coverage charge ratio formula tested monthly, beginning November 1, 2011 and ending no later than April 30, 2012, and, effective August 31, 2011, changing the fixed charge coverage ratio from 1.1 to 1.0 to 0.95 to 1.0 for August 2011, 0.65 to 1.0 for September 2011, 0.85 to 1.0 for October 2011, 0.70 to 1.0 for November 2011 and December 2011, 0.50 to 1.0 for January 2012 and February 2012, 0.60 to 1.0 for March 2012, 0.85 to 1.0 for April 2012, and 1.1 to 1.0 for May 2012 and thereafter, and Applicable Margin was change on the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%. The Company was not initially in compliance with all of the material debt covenants at December 31, 2011. The Company and Lender entered into an amendment dated April 16, 2012 to the Loan Agreement: (a) increasing the Basic Reserve to $1 Million on any day on or after June 30, 2012, (b) allowing an EBITDA deficit of $200,000 for the month of March 2012, and (c) effective December 31, 2011, maintaining a fixed charge coverage ratio, tested monthly as of the date of each calendar month beginning on April 30, 2012 and continuing thereafter (i) with respect to any such test date on or before December 31, 2012, for the period January 1, 2012 through such test date, and (ii) thereafter, for the most recently completed 12 calendar months, of at least the ratio of 0.10 to 1.0 for April 30, 2012, 0.40 to 1.0 for May 31, 2012, 0.75 to 1.0 for June 30, 2012, and 1.1 to 1.0 for July 2012 and thereafter. As a result of the amendment, the Company was in compliance with its debt covenants at December 31, 2011. There is also a restriction on the payment of preferred stock dividends (Distribution) under the Bank Loans. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans.

Net cash used in investing activities was $442,005 in 2011, reflecting a decrease of $344,711 when compared to $786,716 in 2010.  We invested $458,066 in property, plant and equipment in 2011, of which $398 was for vehicles, $79,975 for leasehold improvements and $58,191 for office furniture and equipment, as well as $103,950 for machinery and equipment, relating to expansion of our Houston facility to include spray rig assembly operations, and $247,906 for computers and software to upgrade and expand our information technology systems and redundancy. Net cash used in investing activities was $786,716 in 2010, reflecting an increase of $460,362 when compared to $326,353 in 2009. We invested $606,544 in property, plant and equipment in 2010, of which $157,634 was for vehicles for our CEO and President and sales personnel, $32,434 was for leasehold improvements, $68,510 was for office furniture and equipment, $154,834 was for computers and software to upgrade servers and accounting software, and $152,406 was for machinery and equipment for improvements to our manufacturing facilities, as well as $180,172 for the adjusted purchase price of the AirTight’s assets acquired in July 2008.

Net cash provided by financing activities was $260,415 in 2011, compared to, net cash used in financing activities of $2,341,087 in 2010. We borrowed $1,554,893, net, from our Revolver Loan and used it to make principal repayments of $1,250,000 on our Term Loan, principal repayments of $44,477 on our long term debt, and $260,415 in our continuing operations. Net cash used in financing activities was $2,341,086 in 2010, compared to, net cash provided by financing activities of $3,376,066 in 2009. Under our prior mezzanine styled credit instruments, we borrowed $800,000 under the revolving credit note and subsequently paid off the $9,330,191 balance on the matured revolving credit note and $2,500,000 balance on the matured convertible term note upon attaining replacement financing, which included a $2,500,000 Term Loan and $10,000,000 Revolver Loan, with a banking institution on September 1, 2010. We made principal repayments of $101,656 on our long term debt, and paid $875,000 for preferred stock dividends to our Chairman of the Board and $100,000 for the voluntary redemption of 100 shares of our preferred stock by a director.

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

Index

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain limited operations in Canada and sell to select distributors in certain other international markets, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We primarily utilize letters of credit and credit insurance to mitigate any risk of collection in our limited business outside of the United States and Canada.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

(b)           Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act, pursuant to the SEC’s rules and regulations. We maintain a system of internal control over financial reporting based on criteria established by Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These internal controls are designed to provide reasonable assurance that reported financial information is presented fairly, disclosures are adequate and the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on COSO. Based on this evaluation, we concluded our internal control over financial reporting was, as of December 31, 2011, the end of the annual period covered by this report, effective. There were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

The Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer (“Schnitzer Agreement”). The Schnitzer Agreement became effective on April 5, 2012 and ends December 31, 2014 (“Term”). Mr. Schnitzer’s annual base salary is $200,000. He is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. Mr. Schnitzer is entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term. If Mr. Schnitzer is terminated by the Company without cause during the Term, he is entitled to: (a) severance equal to the lesser of 8 months annual base salary or the annual base salary for the remainder of the Term, (b) the product of the value of any equity based awards which he can show he reasonably would have received had he remained employed by the Company through the end of that calendar year, or 8 months after the termination date, whichever is greater, multiplied by a fraction, the numerator of which is the number of days in the calendar year in which the date of termination occurs through the termination date and the denominator is 365, but only to the extent not previously vested, exercised and/or paid, and (c) 8 months of continuous health and dental benefits. If Mr. Schnitzer is terminated following a change in control, he is entitled to: (a) his annual base salary for the remainder of the Term. The Schnitzer Agreement includes noncompetition, ownership of developments, and other rights provisions.

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

Richard J. Kurtz	72	Director since November 23, 1998

Chairman of the Board

Mr. Kurtz has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 34 years. The Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates eighty one (81) investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz resides in Alpine, New Jersey and is currently vice president and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center.

Jay C. Nadel	54	Director since January 16, 2007

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

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	84	Director since February 21, 2000

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

Augustus J. Larson	58	Director since January 16, 2007

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

Howard L. Brown	67	Director since May 22, 2007

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

Index
Douglas J. Kramer	49	Director, CEO and President

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

Michael T. Adams	47	Director, CGO, EVP and Secretary

Mr. Adams has more than 16 years’ experience with Lapolla. He was appointed to the Board on December 20, 2004.  Mr. Adams was appointed Chief Governance Officer in July 2006, and has been Executive Vice President and Secretary since January 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer, treasurer and interim chief financial officer, and held various officer positions in the Company’s former subsidiaries since he first joined the Company in January 1997. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida.

Charles A. Zajaczkowski	53	CFO and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us or the written representations from certain of the reporting persons that no other reports were required, we do not believe that during the fiscal year ended December 31, 2011, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

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

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. The named executive officers received an average salary increase of 3.3% from 2010 to 2011. No formulaic base salary increases are provided to the named executive officers. Mr. Zajaczkowski received a 15.6% increase in his base salary during 2011 based on an increase in workflow activity. The named executive officers received an average salary increase of 7% from 2009 to 2010. Mr. Adams received a 12.5% increase in his base salary during 2010 based on prior individual negotiations in 2009.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for an annual bonus based on targeted budgeted earnings before interest, taxes, depreciation and amortization (EBITDA), as established by the Board of Directors upon recommendation of the Compensation Committee, which is designed to reward the named executive officers for their contributions to individual and corporate objectives.  Each named executive officer is entitled to an annual bonus of 25% of base salary if the Company achieves its budgeted EBITDA for the Company’s fiscal year. The annual bonus shall be increased to 30% if the Company achieves 110% of its budgeted EBITDA, 35% if the Company achieves 120% of its budgeted EBITDA, and if the Company achieves greater than 120% of its budgeted EBITDA, an annual bonus greater than 35% may be paid, upon review and approval by the Compensation Committee, in its discretion.  For 2011, management did not achieve the budgeted EBITDA and no annual bonuses were earned or paid by the Company.  For 2010, management achieved the budgeted EBITDA and annual bonuses equal to 25% of base salary were earned by the named executive officers aggregating to $184,063, of which $100,000 was for Mr. Kramer, $49,063 was for Mr. Adams, and $35,000 was for Mr. Zajaczkowski.

Index

Long-Term Incentive Awards — Stock Options

Our named executive officers are eligible to participate in our Equity Incentive Plan, as amended (“Equity Plan”). In addition to our named executive officers, our key employees are eligible to receive stock option grants (each option to purchase one share of common stock) under our Equity Plan throughout the fiscal year in connection with certain events, such as a new hire, retention of an employee, integration of acquisitions or the achievement of certain individual performance objectives. Such grants provide an incentive for our named executive officers and key employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining them. The Compensation Committee believes that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the stock option if our stock price increases over the term of the stock option. The exercise price of our stock option grants under the Equity Plan is equal to 100% of the closing price of our stock on the grant date.  Although we did not grant any stock options to our named executive officers or key employees during 2011, we did extend 80,000 previously vested and expiring stock options for Mr. Adams.  No additional share based compensation expense was recorded on the books and records of the Company based on the extension (modification) primarily due to the fact that on the date of the modification, the closing common stock price was less than the exercise price of the underlying common stock. We did not grant any stock options to our named executive officers or key employees during 2010.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2011 and 2010, these benefits included payment of health, dental, life, and disability insurance, and Company provided automobiles or auto allowances.

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

Index

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2011.

SUMMARY COMPENSATION TABLE
				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($) (1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2011	400,000	—	—	—	28,428	428,428
CEO and President	2010	400,000	100,000	—	—	23,251	523,251
	2009	400,000	—	—	162,834	26,956	589,790

Michael T. Adams	2011	200,000	—	—	—	24,903	224,903
CGO, EVP and Secretary (2)	2010	193,610	49,063	—	—	25,825	268,498
	2009	175,000	10,000	—	—	24,774	209,774

Charles A. Zajaczkowski	2011	160,000	—	—	—	15,030	175,030
CFO and Treasurer (3)	2010	101,539	35,000	—	—	9,211	145,750
	2009	—	—	—	—	—	—

Notes:
(1) For 2011, amounts disclosed are perquisites valued at an aggregate of $59,631, of which $7,456 and $3,876 was for personal use of a Company provided automobile to Mr. Kramer and Mr. Zajaczkowski, respectively; $9,000 was for a car allowance for Mr. Adams; $20,972, $15,903, and $11,154, was for medical, dental, vision, life, and disability insurances for Mr. Kramer, Mr. Adams, and Mr. Zajaczkowski, respectively.
(2) Mr. Adams was Interim CFO and Treasurer from November 11, 2009 to May 10, 2010.
(3) Mr. Zajaczkowski joined the Company as CFO and Treasurer on May 10, 2010.

Grants of Plan-Based Awards

We did not grant any new plan-based award to our named executive officers during 2011, however, we did extend (modify) certain previously granted and vested stock options. The Company extended the 80,000 vested 6-year stock options originally granted to Mr. Adams, an officer and director, on July 12, 2005, at an exercise price of $.67 per share, (expiring July 12, 2011), for an additional 3 years (now expiring July 12, 2014).  The closing price of the Company’s common stock as traded on the OTCBB July 5, 2011, the date of the approval of the extension, was $.60 per share. There was no incremental cost associated with the modification.

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
			Equity Incentive Plan
	Number of Securities		Awards: Number of
	Underlying Unexercised		Securities Underlying	Option	Option
	Options (#)		Unexercised Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Douglas J. Kramer	500,000	1,500,000	—	0.67	12/31/2012
Douglas J. Kramer	41,650	458,350	—	0.74	12/31/2013
Michael T. Adams	80,000	—	—	0.67	7/11/2014
Michael T. Adams	—	—	300,000	0.35	12/31/2015

We did not have any outstanding stock awards held by our named executive officers at December 31, 2011.  Nor did any of our named executive officers exercise any stock options during 2011.

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

Index

Under Mr. Adams’ agreement, as amended and extended to December 31, 2014, entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 12 months annual base salary paid in equal monthly installments, (ii) the product of (I) any awards which he can show that he reasonably would have received had he remained in such executive capacity with us through the end of the calendar year or 12 months after the date of termination, whichever is greater, using a predetermined formula, but only to the extent not previously vested, exercised and/or paid, (iii) medical and dental benefits to the him only for 12 months following the date of termination, and (iv) to the extent not paid, any other amounts or benefits which he is entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 12 months annual base salary. Under Mr. Zajaczkowski's agreement, entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 4 months annual base salary paid in equal monthly installments, (ii) medical and dental benefits to him only for 4 months following the date of termination, (iii) the amount of the annual bonus and change in control bonus which he can show that he reasonably would have received had he remained in his executive capacity with the Company for 4 months after termination and (iv) to the extent not paid, any other amounts or benefits which he is entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 4 months annual base salary.

Change-in-Control

If the Company or any successor terminates any of the current named executive officers’ employment agreements at any time during their respective employment periods following a Change-in-Control: each of them will be entitled to: (i) any base salary which would otherwise be payable over the remaining term of each of their agreements in one lump sum; and (ii) any annual bonus or other benefits under any Company plan or program, which have not been earned, vested or exercisable in accordance with their terms will become fully earned, vested and exercisable at the time of such termination.  Additionally, we have also provided a transaction bonus equal to 8½ % for Mr. Kramer and 1½ % for Mr. Adams, and for Mr. Zajaczkowski, a change-in-control bonus equal to 100% of his annual base salary if such change-in-control occurs after 18 months from his effective date of employment. A “Change in Control” is defined as an Ownership Change Event or series of related Ownership Change Events (collectively, a "Transaction") in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the Company or, in the case of an Ownership Change Event, the entity to which the assets of the Company were transferred.  An "Ownership Change Event" will be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. The sole exception to Change in Control and Ownership Change Event is any Change in Control that may result from the death or incapacity of Richard J. Kurtz wherein his interest is transferred to his heirs only.  In such event, no Change in Control or Ownership Change Event will be deemed to have occurred.

Acceleration of Benefits Under Certain Other Plans

Our Equity Plan contains provisions for the accelerated vesting of stock options to participating named executive officers in the event of a change-in-control, where the surviving, continuing, successor, or purchasing entity or parent thereof, as the case may be ("Acquiror"), may, without the consent of any participant, either assume the Company's rights and obligations under outstanding options or substitute for outstanding options substantially equivalent options to purchase the Acquiror's stock. If the Acquiror elects not to assume or substitute for outstanding options, the Compensation Committee shall provide that any unexercised and/or unvested portions of outstanding options shall immediately vest and become exercisable in full as of the date 30 days prior to the date of the change-in-control. Vesting and/or exercise of any option shall be conditioned upon the consummation of the change-in-control. Any Options which are not assumed by the Acquiror nor exercised by optionee terminate and cease to be outstanding effective as of the consummation of the change-in-control. The following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under their employment agreements assuming that dismissal for other than cause, disability or death, or change-in-control occurred on December 31, 2011; and (2) under our Equity Plan assuming that a change-in-control occurred on December 31, 2011. Excluded from this table are any values relating to the transaction bonuses under the applicable employment agreements (as described above) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change-in-control, our named executive officers will receive the amounts reflected below.

				Value of	Continuation			Total
				Option	of Employee	Bonus		Value
Name	Trigger	Salary ($)		Acceleration ($)(3)	Benefits ($) (4)	($) (5)		($)
Douglas J. Kramer CEO and President	Dismissal Other Than for Cause or Executive for Good Reason	800,000	(1)	—	33,033	100,000		933,033
	Disability or Death	800,000	(1)	—	33,033	—		833,033
	Change in Control	800,000	(2)	—	—	100,000		900,000
Michael T. Adams	Dismissal Other Than for Cause	200,000	(1)	45,000	44,571	50,000		339,571
CGO, EVP and Secretary	Disability or Death	200,000	(1)	—	34,615	—		234,615
	Change in Control	600,000	(2)	—	—	50,000		650,000
Charles A. Zajaczkowski	Dismissal Other Than for Cause	185,000	(1)	—	6,877	46,250		238,127
CFO and Treasurer	Disability or Death	185,000	(1)	—	—	—		185,000
	Change in Control	185,000	(2)	—	—	231,250	(6)	416,250
Notes:
(1) Represents an amount equal to base salary of 24 months for Mr. Kramer; 12 months for Mr. Adams; and 4 months for Mr. Zajaczkowski, respectively.
(2) Represents an amount equal to the base salary for the remainder of the respective executive's employment agreement term: (a) Mr. Kramer, $400,000 base salary, expires 12/31/13; (b) Mr. Adams, $200,000 base salary, expires 12/31/14; and (c) Mr. Zajaczkowski, $185,000 base salary, expires 12/31/12.
(3) Represents aggregate value of accelerated vesting of unvested stock options based on the spread between the closing price of our common stock on 12/31/11 and the exercise prices of the stock options. Based on the closing price of our common stock on 12/31/11 of $0.50 per share, Mr. Adams has in-the-money unvested stock options, which, after subtracting the closing price of $0.50 from the $.35 exercise price on the 300,000 stock options granted on May 18, 2009 (which vest only upon a change in control), has a spread value of $45,000 at 12/31/11.
(4)  Represents amount of compensation cost recognized in fiscal year 2011 related to the 800,000 options granted in fiscal year 2010 to Mr. Kurtz, Chairman, as prescribed under GAAP. The option award was granted on 12/28/10, at an exercise price of $.60 per share (100% of the closing price) on the date of grant, and vests in equal increments at the end of each year from the date of grant over a 3 year period. The number of shares of stock underlying this unvested option award was 533,333 at 12/31/11. For a discussion of the Equity Incentive Plan and particular valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011 and “Director Independence” below.
(5) Represents aggregate value of annual EBITDA bonuses for 2012 year at 25% level of each executive's respective annual salary (Refer to Footnote (2) for salaries).
(6) Represents amount included in Footnote (4) plus change in control bonus equal to 100% of Mr. Zajaczkowski's base salary (Refer to Footnote (2) for his salary).

Index

Non-Employee Director Compensation

Standard Compensation Arrangements

All directors are required to attend any annual meeting of stockholders. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings. Effective July 1, 2010, the Board adopted a Director Restricted Stock Plan that provides each outside director will receive: (i) cash payments of $2,500 each quarter; and (ii) a stock grant of 100,000 shares, except Mr. Nadel who will receive a stock grant of 500,000 shares. All stock grants vest over a five-year period, with one fifth vesting at the end of each year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. The following table summarizes compensation for non-employee directors for the year ended December 31, 2011, including costs incurred during 2011 for stock awards and stock options granted that vested in 2011.

DIRECTOR COMPENSATION TABLE

	Fees Earned or			All Other
Name	Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Total ($)
(a)	(b) (1) (3)	(c) (2) (3)	(d) (4)	(g) (5)	(h)
Richard J. Kurtz	—	—	145,718	668,945	814,663
Arthur J. Gregg	10,000	13,000	—	—	23,000
Jay C. Nadel	181,350	1,108,496	—	—	1,289,846
Augustus J. Larson	10,000	13,000	—	—	23,000
Howard L. Brown	10,000	13,000	—	—	23,000

Notes:
(1) Represents cash payments paid to directors under standard compensation arrangements.
(2) Represents the amounts of compensation cost recognized by us in fiscal year 2011 related to stock awards granted to non-employee directors for director and other services (as applicable), as prescribed under GAAP. For a discussion of this program and valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011. The information below shows the overall amount of compensation cost attributable to awards at 12/31/11:

				Number of Stock	Number of Stock
			Number of	Award Shares	Award Shares	2011 Fiscal Year
	Grant	Closing	Stock Award	Vested	Unvested	Compensation
Director	Date	Price ($)	Shares Granted	at 12/31/2011	at 12/31/2011	Cost ($)
Arthur J. Gregg	7/1/10	.65	100,000	40,000	60,000	13,000
Jay C. Nadel	7/1/10	.65	500,000	200,000	300,000	65,000
Augustus J. Larson	7/1/10	.65	100,000	40,000	60,000	13,000
Howard L. Brown	7/1/10	.65	100,000	40,000	60,000	13,000

(3) For Mr. Nadel, represents the aggregate compensation cost recognized related to his February 22, 2011 advisory/consulting agreement, whereby the Company agreed to pay him $200,000 per year in cash and granted an aggregate of 5,000,000 shares of restricted common stock (“Shares”) vesting monthly on a pro-rata basis over a 3 year period on the last day of each calendar month during the period commencing February 22, 2011 and ending January 31, 2014, with the last month’s pro-rata number of Shares vesting on February 21, 2014 (“Nadel Agreement”). The Company further agreed to certain anti-dilution provisions in the Nadel Agreement.  On December 26, 2011, an anti-dilution transaction occurred, whereby the Company was required to issue 695,704 shares of restricted common stock. At December 31, 2011, there were 1,427,916 Shares vested and 3,572,084 Shares unvested (out of the 5,000,000 original grant), plus an additional 695,704 shares granted and vested pursuant to the abovementioned anti-dilution transaction, resulting in an aggregate compensation cost of $1,043,496. For a discussion of this particular transaction and valuation, see Note 18 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.
(4)  Represents amount of compensation cost recognized in fiscal year 2011 related to the 800,000 options granted in fiscal year 2010 to Mr. Kurtz, Chairman, as prescribed under GAAP. The option award was granted on 12/28/10, at an exercise price of $.60 per share (100% of the closing price) on the date of grant, and vests in equal increments at the end of each year from the date of grant over a 3 year period. The number of shares of stock underlying this unvested option award was 533,333 at 12/31/11. For a discussion of the Equity Incentive Plan and particular valuation assumptions, see Note 18 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.
(5) Represents amount of accrued preferred stock dividends for 2011.  See also Note 13 - Related Party Transactions, Items (c) and (f) of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of us or any of our former subsidiaries. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2011.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson
Mr. Augustus J. Larson
Mr. Howard L. Brown

Index

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of March 29, 2012, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO and President, CGO and Executive Vice President, and CFO and Treasurer, and (iii) all of our directors, named executive officers and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of March 29, 2011 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT TABLE

	Shares of	Rights to	Total Shares
	Common Stock	Acquire Shares of	of Common Stock	Percent
Beneficial Owner	Owned	Common Stock (1)	Beneficially Owned	of Class (2)
Directors:
Richard J. Kurtz, Chairman	79,382,215	466,667	79,848,882	73.8%
Nine Duck Pond Road, Alpine, NJ 07620
Jay C. Nadel, Vice Chairman	3,407,620	815,145	4,222,765	3.9%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	40,000	200,000	240,000	0.2%
Augustus J. Larson	40,000	120,000	160,000	0.1%
Howard L. Brown	40,000	448,990	488,990	0.4%
Douglas J. Kramer (3)	—	604,150	604,150	0.6%
Michael T. Adams (4)	—	80,000	80,000	0.1%

Executive Officers:
Charles A. Zajaczkowski, CFO and Treasurer	—	—	—	—

All directors and executive officers as a group	8,909,835	2,734,951	85,644,786	78.6%
Notes:
(1) Represents common stock which the person has the right to acquire within 60 days after March 29, 2012.  For executive officers: (a) Mr. Kramer has 2,500,000 vested stock options, of which 562,475 are exercisable, and (b) Mr. Adams has 80,000 vested and exercisable stock options; and directors: (a) Mr. Kurtz has 466,667 vested and exercisable stock options, (b) Mr. Gregg as 225,000 vested stock options, of which 200,000 are exercisable, (c) Mr. Nadel has 450,000 vested stock options, of which 400,000 are exercisable, and 415,145 shares of restricted common stock pursuant to his advisory and consultant agreement, (d) Mr. Larson has 135,000 vested stock options, of which 120,000 are exercisable, and (e) Mr. Brown has 500,000 vested stock options, of which 448,990 are exercisable. Refer to Item 11 – Executive and Director Compensation for more information.
(2) Based on 108,259,790 shares of our common stock outstanding at March 29, 2012 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Certain Beneficial Owners Table below).
(3) Mr. Kramer is also our CEO and President.
(4) Mr. Adams is also our CGO, EVP and Secretary.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above and below tables, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

	Shares of	Rights to	Total Shares of
	Common Stock	Acquire Shares of	Common Stock	Percent
Name and Address of Beneficial Owners (1)	Owned	Common Stock (1) (2)	Beneficially Owned	of Class (3)
ComVest Capital LLC	—	2,500,000	2,500,000	2.3%
ComVest Capital Management LLC
ComVest Group Holdings, LLC
Michael S. Falk
One North Clematis, Suite 300
West Palm Beach, Florida 33401
Notes:
(1) Based on the information provided pursuant to a joint statement on a Schedule 13G filed with SEC on February 26, 2007, the name of the Reporting Person is ComVest Capital LLC, a Delaware limited liability company ("ComVest"). ComVest is a private investment company. The managing member of ComVest is ComVest Capital Management LLC, a Delaware limited liability company, the managing member of which is ComVest Group Holdings, LLC, a Delaware limited liability company ("CGH"). Michael Falk ("Falk") is the Chairman and principal member of CGH. Falk is a citizen of the United States of America. The group of beneficial owners share the same principal business address provided in this table.
(2) Based on 108,259,790 shares of our common stock outstanding at March 29, 2012 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Management Table above).
(3) The Company issued certain detachable warrants and registered the underlying shares pursuant to a mezzanine financing with ComVest on February 21, 2007. The warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at an adjusted price of $.53 per share and 1,000,000 are exercisable at an adjusted price of $.65 per share, and expire June 30, 2013.

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2011.

Index

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)      On February 22, 2011, the Company and Mr. Nadel, a director, entered into an agreement wherein Mr. Nadel became a consultant and Vice Chairman ("Nadel Agreement"), for 3 years.  In addition to any other compensation Mr. Nadel is currently receiving from the Company, Mr. Nadel was granted 5,000,000 shares of restricted common stock ("Shares"), which vest monthly over 3 years, and $200,000 in cash fees per year. Mr. Nadel‘s services include business development and planning, assisting management on strategic initiatives, and other tasks as requested by the Chairman or the Company in consultation with the Chairman. During 2011, Mr. Nadel received $171,350 in cash and an aggregate of 1,427,916 shares of restricted common stock valued at $813,914 vested under the Nadel Agreement.  See also Item (e) below.

(b)      On February 22, 2011, the Company exchanged an aggregate of 1,653 shares of its Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, accruing dividends at 10% per annum, to reimburse the Chairman for the aggregate value of the 2,900,000 shares of restricted common stock he provided to the Company to meet the number of Shares (described in (a) above and defined in the Nadel Agreement) requirement of the Company in the Nadel Agreement which is equal to $1,653,000 (calculated by taking the 2,900,000 shares of common stock times the closing price of the Company's common stock as traded on the OTCBB of $.57 per share on February 22, 2011).

(c)      On May 25, 2011, the Company issued to Mr. Kurtz, Chairman and principal stockholder, an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share in a private transaction in reliance on Section 4(2) of the Securities Exchange Act of 1933, as amended (the “Act”), in exchange for cancellation of an aggregate of $315,000 of Lapolla indebtedness in the form of accrued Series D Preferred Stock dividends outstanding and due and owing to Mr. Kurtz on such date.  The transaction was approved by a majority of the disinterested members of Lapolla’s Board of Directors.

(d)      On July 5, 2011, the Company extended the 80,000 vested 6-year stock options originally granted to Mr. Adams, an officer and director, on July 12, 2005, at an exercise price of $.67 per share, (expiring July 12, 2011), for an additional 3 years (now expiring July 12, 2014).  The closing price of the Company’s common stock as traded on the OTCBB July 5, 2011, the date of the approval of the extension, was $.60 per share. There was no incremental cost recordable on the books and records of the Company for the modification.

(e)      On December 14, 2011, the Company extended the aggregate 1,310,000 vested 5-year stock options originally granted to Mr. Gregg (225,000 options), Mr. Brown (500,000 options), Mr. Nadel (450,000 options), and Mr. Larson (135,000 options), non-employee directors, on January 16, 2007, at an exercise price of $.60 per share, (expiring January 15, 2012), for an additional 5 years (now expiring July 15, 2017).  The closing price of the Company’s common stock as traded on the OTCBB December 14, 2011, the date of the approval of the extension, was $.42 per share. There was no incremental cost recordable on the books and records of the Company for the modification.

(f)  On December 26, 2011, Mr. Kurtz, Chairman and principal stockholder, exchanged all of his outstanding Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, in a private transaction in reliance on Section 4(2) of the Act (7,210 shares valued at $7,210,000) and Series D Accrued Dividends ($418,773) totaling $7,628,773, for restricted common stock, par value $.01, of Lapolla at the closing price of the common stock as traded on the OTCBB on the last trading date (December 23, 2011) of $.33 per share, or for an aggregate of 23,117,493 shares (the “Kurtz Transaction”).  The Kurtz Transaction was approved by a majority of the five disinterested directors (directors having no interest in the transaction) of the Board, which was also a majority of the Board.

(g)  On December 26, 2011, in connection with the Kurtz Transaction described in (g) above, the Company was required to issue 695,704 shares of restricted common stock, par value $.01, to Mr. Nadel pursuant to the Nadel Agreement's anti-dilution provision, which resulted in a corresponding compensation cost of $229,582 to the Company (the “Nadel Anti-Dilution Transaction”). The Nadel Anti-Dilution Transaction was approved by a majority of the five disinterested directors of the Board, which was also a majority of the Board.  See also Item (a) above.

(h)      Effective December 31, 2011, the Company amended Mr. Adams’ Executive Employment Agreement to: (i) extend the Term for an additional 3 years to expire on December 31, 2014; (ii) provide for 12 months of severance due to Mr. Adams’ long tenure with the Company in case of involuntary termination of his employment by the Company, or termination due to his death or disability; (iii) provide a fixed bonus of $5,000 at the end of each calendar year, which is in addition to any other bonus consideration; and (iv) review of annual base salary on January 1, 2013, based on his performance and the profitability of the Company for the 2012 calendar year; provided, however, his annual base salary is not subject to being decreased during the Term (“Adams Amendment”).

(i)      On December 31, 2011, the Company vested an additional 160,000 shares of the restricted common stock under the Board adopted Non-Employee Director Share Based Compensation Program (“Director Plan”), of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid an aggregate of $40,000 in cash to non-employee directors during 2011. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), and Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. All stock grants will vest over a four and half year period, with one fifth vesting at the end of each calendar year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. As of December 31, 2011, a total of 320,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $208,000, of which $104,000 was for 2011 and 2010, respectively.

(j)      The Company accepts funds in for the purchase of certain spray rigs by customers from non-affiliated third party financing companies, including a financing company owned and operated by a relative of the Company’s Chairman of the Board (not part of the Chairman’s immediate family nor does the relative reside with the Chairman). The relative’s third party financing is provided based on competitive bidding. The total aggregate of funds received in connection with the financing of spray rigs from the relative’s company during the 2011 year was approximately $340,000.

Index

See also Note 21 – Subsequent Events, in Notes to Financial Statements listed under Item 15 of Part IV of this report for more information.

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

Director Independence

Lapolla is a “controlled company” because more than 50% of the voting power of Lapolla is held by Mr. Kurtz, our Chairman of the Board and majority stockholder.  As such, we are not required to have a majority of independent directors. However, the members of our Audit Committee are required to meet applicable SEC independence standards and do meet such requirements. Lapolla uses its own definition for determining whether its directors and members of specific committees of the board of directors, are independent. In short, in order to be considered to be independent, a member of the board of directors or any board committee may not, other than in his or her capacity as a member of the board of directors or any board committee: (i) accept any consulting, advisory, or other compensatory fee from the Company; or (ii) be an affiliated person of the Company or any subsidiary thereof. Independent directors are not officers of the Company and are in view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has reviewed the relationships between the Company, including any affiliates, and each board member (and each such director’s immediate family members). Based on its review, the Board of Directors has affirmatively determined that Mr. Kurtz, Mr. Nadel, Mr. Brown, Mr. Kramer, and Mr. Adams are not, and Lt. Gen. Gregg (Ret) and Mr. Larson are, independent directors at this time. Mr. Kurtz was determined to not be independent based on his majority stockholder and Chairman of the Board status. Mr. Nadel, who was independent during the 2010 year, entered into an advisory/consultant agreement with the Company, as well as appointed Vice Chairman of the Board, thereby disqualifying him by definition on February 22, 2011. Mr. Brown was not independent based on his initially being retained as an advisor/consultant to the Board of Directors on January 16, 2007 even though his advisory/consulting role terminated upon his becoming elected to the Board of Directors on May 22, 2007 and the stock option compensation he received was during that brief time period was de minimis. Mr. Kramer and Mr. Adams are both not independent based on being executive officers of Lapolla. There was no information considered by our Board of Directors, other than what has been disclosed in this report, in determining that Lt. Gen. Gregg (Ret) and Mr. Larson were “independent” within the Company’s independence standards.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the year ended December 31, 2011 and 2010. The Audit Committee of the Board of Directors selects the independent registered public accounting firm.  Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2011		2010
Audit Fees	$159,125	(1)	$147,000	(1)
Audit-Related Fees	—		—
Tax Fees	17,543	(2)	—
All Other Fees	—		1,103	(3)
Total	$176,668		$148,103
Notes:
(1)
 Represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, and for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters.

(2)
Represents the aggregate fees billed to us by Hein for professional services rendered for the preparation of Federal income tax reports.  The Audit Committee and Board of Directors determined in advance of retaining Hein that the rendering of such services does not impair the independence of Hein as an auditor of the financial statements of Lapolla.

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

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      1.      Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a)      2.      Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2011 and 2010:

Schedule Number
Valuation and Qualifying Accounts	23

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

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Charles A. Zajaczkowski, CFO
Charles A. Zajaczkowski
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz, Chairman
Richard J. Kurtz
Chairman of the Board

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel, Vice Chairman
Jay C. Nadel
Vice Chairman of the Board and Director

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg
Arthur J. Gregg
Director

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson
Augustus J. Larson
Director

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Howard L. Brown
Howard L. Brown
Director

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	April 16, 2012	LAPOLLA INDUSTRIES, INC.

By: /s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Index

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011 and 2010

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2011
Allowance for Doubtful Accounts (1)	$938,831	$1,102,500	$—	$(1,131,140)	$820,191
Deferred Tax Assets Valuation Allowance	20,897,480	—	752,445	—	21,649,925
Year Ended December 31, 2010
Allowance for Doubtful Accounts (1)	$734,962	$423,956	$—	$(220,087)	$938,831
Deferred Tax Assets Valuation Allowance	21,769,300	—	(871,820)	—	20,897,480

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

3.9
Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2011 as filed with the State of Delaware on May 24, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

3.10	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.11	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
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

10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Amendment to Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.10	Second Amendment to Equity Incentive Plan dated May 5, 2008 (incorporated by reference to Appendix B to DEF 14C dated and filed on May 19, 2008).
10.11	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.12	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.13	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.14	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.15	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.16	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.17	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.18	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.19	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20
Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.21	Convertible Term Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.22	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.23
Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.24
Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

Index

INDEX OF EXHIBITS
(continued)

Exhibit No.	Description
10.25
Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

10.26	Registration Rights Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.27	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.28	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.29
Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).

10.30
Amended and Restated Asset Purchase Agreement dated July 1, 2008 between the Company, Air-Tight Marketing and Distribution, Inc., and Larry P. Medford and Ted J. Medford (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).

10.31	Employment Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.32	Option Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.33	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.34	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.35
First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).

10.36	Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.37
First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).

10.38
Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).

10.39	Guarantee Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.40
First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).

10.41	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.42
Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.43
Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.44
Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.45
First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.46
Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.47	Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company.
10.48	Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010.
10.49	Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company.
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of March 31, 2010 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Index

2011 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas  77032

www.lapollaindustries.com

Index

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

Years Ended December 31, 2011 and 2010	F-2

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2011 and 2010	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

i

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lapolla Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years ended December 31, 2011 and 2010.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule II presents fairly, in all material respects, the information set forth therein in relation to the financial statements taken as a whole.

We were not engaged to examine management's assertion about the effectiveness of Lapolla Industries, Inc.'s internal control over financial reporting as of December 31, 2011 included in Item 9A(b) of Part II in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates, LLP

Houston, Texas
April 16, 2012

Index

LAPOLLA INDUSTRIES, INC.
BALANCE SHEETS

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash	$—	$298
Trade Receivables, Net	11,541,181	11,013,824
Inventories	6,222,119	5,353,015
Prepaid Expenses and Other Current Assets	1,430,273	1,259,498
Total Current Assets	19,193,573	17,626,635

Property, Plant and Equipment	2,445,608	2,547,148

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,854,901	1,733,449
Deposits and Other Non-Current Assets, Net	388,340	365,930
Total Other Assets	6,478,069	6,334,207

Total Assets	$28,117,250	$26,507,990

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$12,356,101	$8,398,341
Accrued Expenses and Other Current Liabilities	1,395,103	1,626,541
Current Portion of Term Loan	937,500	1,250,000
Current Portion of Derivate Liability	154,518	292,240
Current Portion of Long-Term Debt	44,560	45,464
Total Current Liabilities	14,887,782	11,612,586

Other Liabilities:
Non-Current Portion of Revolver Loan	9,133,155	7,578,262
Non-Current Portion of Term Loan	—	937,500
Non Current Portion of Long-Term Debt	26,487	70,062
Total Other Liabilities	9,159,642	8,585,824

Total Liabilities	24,047,424	20,198,410

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred Stock, $1.00 Par Value; 2,000,000 Shares Authorized, of which Designation: Series D, 25,000 Shares Authorized; -0- and 5,242 Issued and Outstanding for 2011 and 2010, respectively; $-0- and $5,242,000 aggregate liquidation preference for 2011 and 2010, respectively.	—	5,242
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 106,206,488 and 83,705,376 Issued and and Outstanding for 2011 and 2010, respectively.	1,062,065	837,054
Additional Paid-In Capital	83,219,373	82,081,100
Accumulated (Deficit)	(80,093,937)	(76,587,648)
Accumulated Other Comprehensive (Loss)	(117,675)	(26,168)
Total Stockholders' Equity	4,069,826	6,309,580

Total Liabilities and Stockholders' Equity	$28,117,250	$26,507,990

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Sales	$86,219,712	$70,496,629

Cost of Sales	71,041,959	53,793,826

Gross Profit	15,177,753	16,702,803

Operating Expenses:
Selling, General and Administrative	16,553,710	12,336,719
Professional Fees	603,815	359,572
Depreciation	296,603	311,487
Amortization of Other Intangible Assets	449,568	386,252
Consulting Fees	455,967	209,963
Total Operating Expenses	18,359,663	13,603,993

Operating (Loss) Income	(3,181,910)	3,098,810

Other (Income) Expense:
Interest Expense	565,796	813,660
Interest Expense – Related Party	—	200
Interest Expense – Amortization of Discount	—	702,233
(Gain) on Derivative Liability	(137,722)	(279,624)
Other, Net	(103,694)	(238,724)
Total Other (Income) Expense	324,380	997,745

Net Income (Loss)	$3,506,290	$2,101,064
Dividends on Preferred Stock	(668,945)	(1,328,131)
Net Income (Loss) Available to Common Stockholders	$(4,175,235)	$772,933

Net Income (Loss) Per Share - Basic	$(0.05)	$0.01
Weighted Average Shares Outstanding	81,243,262	66,649,323

Net Income (Loss) Per Share - Diluted	$(0.05)	$0.01
Weighted Average Shares Outstanding	83,181,839	67,156,700

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Series	Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
As of the Year Ended	D	$1.00	Shares	$0.01	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2009	13,916	$13,916	63,944,803	$639,448	$81,802,159	$(78,688,711)	$(3,593)	$3,763,219

Comprehensive Income, Net of Tax:
Net Income	—	—	—	—	—	2,101,064	—	2,101,064
Currency Translation (Loss)	—	—	—	—	—	—	(22,575)	(22,575)
Comprehensive Income	—	—	—	—	—	—	—	2,078,489

Issuance of Common Stock	—	—	160,000	1,600	(1,600)	—	—	—
Conversion of Preferred Dividends to Preferred Stock	1,407	1,407	—	—	1,405,263	—	—	1,406,670
Conversion of Loan Payable – Related Party to Preferred Stock	19	19	—	—	181	—	—	200
Exchange of Preferred Stock for Common Stock	(10,000)	(10,000)	19,600,573	196,006	202,299	—	—	388,304
Voluntary Redemption of Preferred Stock	(100)	(100)	—	—	(99,900)	—	—	(100,000)
Share-Based Compensation Expense	—	—	—	—	100,831	—	—	100,831
Preferred Stock Accrued Dividends and Other Adjustments	—	—	—	—	(1,328,133)	(1)	—	(1,328,134)

December 31, 2010	5,242	$5,242	83,705,376	$837,054	$82,081,100	$(76,587,648)	$(26,168)	$6,309,580

Comprehensive (Loss), Net of Tax:
Net (Loss)	—	—	—	—	—	(3,506,290)	—	(3,506,290)
Currency Translation (Loss)	—	—	—	—	—	—	(91,507)	(91,507)
Comprehensive (Loss)	—	—	—	—	—	—	—	(3,597,797)

Issuance of Common Stock	—	—	2,283,575	22,836	(22,836)	—	—	—
Issuance of Preferred Stock	315	315	—	—	314,685	—	—	315,000
Exchange of Common Stock and to Preferred Stock	1,653	1,653	(2,900,000)	(29,000)	27,347	—	—	—
Exchange of Preferred Stock and Preferred Dividends for Common Stock	(7,210)	(7,210)	23,117,493	231,175	194,808	—	—	418,773
Share-Based Compensation Expense	—	—	—	—	1,293,214	—	—	1,293,214
Preferred Stock Accrued Dividends and Other Adjustments	—	—	44	—	(668,945)	1	—	(668,944)

December 31, 2011	—	—	106,206,488	$1,062,065	$83,219,373	$(80,093,937)	$(117,675)	$4,069,826

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss):
Continuing Operations	$(3,506,289)	$2,101,064
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	556,409	481,894
Amortization of Other Intangible Assets	449,568	386,252
Provision for Losses on Accounts Receivable	762,500	423,956
Amortization of Discount on Convertible Term and Revolving Credit Notes	—	702,233
Share Based Compensation Expense	1,293,214	100,831
Gain on Derivative Liability	(137,722)	(279,624)
Gain on Disposal of Asset	(12,864)	—
Changes in Assets and Liabilities:
Trade Receivables	(1,289,857)	(3,175,303)
Inventories	(869,104)	(878,852)
Prepaid Expenses and Other Current Assets	(170,775)	(368,358)
Deposits and Other Non Current Assets	(593,430)	(386,232)
Accounts Payable	3,957,760	2,771,464
Accrued Expenses and Other Current Liabilities	(166,610)	870,530
Net Cash Provided by Operating Activities	272,800	2,749,855

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(458,066)	(606,544)
Proceeds from Disposal of Property, Plant and Equipment	16,061	—
Payment for AirTight Asset Purchase	—	(180,172)
Net Cash (Used in) Investing Activities	$(442,005)	$(786,716)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Note	—	800,000
Principal Repayments to Revolving Credit Note	—	(9,330,191)
Proceeds from Revolver Loan	88,564,955	8,631,031
Principal Repayments to Revolver Loan	(87,010,063)	(1,052,769)
Principal Repayments to Convertible Term Note	—	(2,500,000)
Proceeds from Term Loan	—	2,500,000
Principal Repayments to Term Loan	(1,250,000)	(312,501)
Principal Repayments on Long Term Debt	(44,477)	(101,657)
Payment of Preferred Stock Dividends	—	(875,000)
Payments for Voluntary Redemption of Preferred Stock	—	(100,000)
Net Cash (Used in) Provided by Financing Activities	260,415	(2,341,087)

Net Effect of Exchange Rate Changes on Cash	(91,507)	(22,575)

Net Increase (Decrease) In Cash	(298)	(400,523)
Cash at Beginning of Year	298	400,821
Cash at End of Year	$—	$298

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	565,586	759,304

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Common Stock for Preferred Stock	$1,653,000	$—
Exchange of Accrued Preferred Stock Dividends for Preferred Stock	315,000	1,406,670
Exchange of Preferred Stock for Common Stock	7,210,000	—
Exchange of Accrued Preferred Stock Dividends for Common Stock	418,773	388,304
Accrued Preferred Stock Dividends	—	1,328,131
Conversion of Loan Payable - Related Party to Preferred Stock	$—	200

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

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist primarily of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date.  However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. The Company has trade receivables from a diversified customer base. The Company has a credit insurance policy in place covering most customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represents more than 10% of sales for each of the years ended December 31, 2011 and 2010. No customer represented more than 10% of trade receivables at December 31, 2011 or 2010.

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

Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities.  The Company had no Level 1 assets or liabilities at December 31, 2011; (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.  The Company had no Level 2 assets or liabilities at December 31, 2011; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had Level 3 assets or liabilities at December 31, 2011. See Note 9 to our financial statements for level 3 assets and liabilities. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximate fair value due to the short period of time to maturity.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $154,518 and $292,240 as of December 31, 2011 and 2010, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our financial statements.

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

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.6 Million and $21.0 Million at December 31, 2011 and 2010, respectively.  The Company is unable to reduce its valuation allowance to record a deferred tax asset until it has two years of consecutive net income. As a result, the Company recorded a valuation allowance against the deferred tax asset of $21.6 Million and $21.0 Million at December 31, 2011 and 2010, respectively, reducing its net carrying value to zero. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected.  Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2011, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $2,445,608 and depreciation expense totaled $556,409 as of and for the year ended December 31, 2011. Net property, plant and equipment totaled $2,547,148 and depreciation expense totaled $481,894 as of and for the year ended December 31, 2010.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2011 and 2010.  The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements.  The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill.  In the fourth quarter of 2011 and 2010, the Company conducted the required annual test of goodwill for impairment.  Management primarily uses an earnings before interest, taxes, depreciation, and amortization (EBITDA) income approach valuation model, representing the present value of future cash flows to determine fair value of a reporting unit. The valuation model uses a three-year growth period each reporting unit. Management has determined the EBITDA income approach valuation model represents the most appropriate valuation methodology due to the nature of the business, cash flows generated by the reporting units, and limited comparables within the industry. The principal assumptions used in the Company’s EBITDA income approach valuation model include revenue growth rate, pre-tax income, EBITDA, and EBITDA multiple. Revenue growth rate, pre-tax income, and EBITDA are consistent with those utilized in the Company’s operating plan and long term financial planning process. EBITDA multiple is determined from market and industry growth trends. Also, the expected pre-tax income and EBITDA consider historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2011 and 2010 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. At December 31, 2011, the aggregate amount of carrying value that exceeded the fair value of the Company's reporting units was approximately $11 Million, of which $9 Million was for Foam and $2 Million was for Coatings. At December 31, 2010, the aggregate amount of carrying value that exceeded the fair value of the Company's reporting units was approximately $15 Million, of which $14.4 Million was for Foam and $ .6 Million was for Coatings.

Other Intangible Assets

The Company had other intangible assets, net of $1,854,901 and $1,733,449 at December 31, 2011 and 2010, respectively, consisting of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets.  Amortization of other intangible assets totaled $449,568 and $386,252 at December 31, 2011 and 2010, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives.  Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight).  Freight included in revenue was $1,146,395 and $712,834 in 2011 and 2010, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $5,342,075 and $3,525,607 in 2011 and 2010, respectively. Revenues are recorded net of sales tax.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for stock based compensation in accordance with GAAP, which requires the Company to measure and recognize the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share based compensation are included in Note 18 to our financial statements. Share based compensation expense was $1,293,214 and $100,831 in 2011 and 2010, respectively. The share based compensation expense increase negatively affected the Company’s financial performance for 2011. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $820,191 and $938,831 at December 31, 2011 and 2010, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $1,480,902 and $1,250,283 in 2011 and 2010, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive. Disclosures related to net income (loss) per common share are included in Note 16 to our financial statements.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Recently Adopted Accounting Standards

In December 2010, the FASB issued an accounting standards update that requires an entity to perform Step 2 of the goodwill impairment test for its reporting units with a zero or a negative carrying amount if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. This guidance became effective for fiscal years beginning after December 15, 2010 and was applied as a change in accounting principle with any impairment recorded as a cumulative-effect adjustment to beginning retained earnings. The Company adopted the provisions of the guidance in the first quarter of 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company's fiscal year 2012, with early adoption permitted. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

Note 2.    Trade Receivables.

Trade receivables are comprised of the following for the years ending December 31:

	2011	2010
Trade Receivables	$12,361,372	$11,952,655
Less: Allowance for Doubtful Accounts	(820,191)	(938,831)
Trade Receivables, Net	$11,541,181	$11,013,824

Note 3.    Inventories.

The following is a summary of inventories for the years ending December 31:

	2011	2010
Raw Materials	$2,063,624	$1,663,674
Finished Goods	4,158,495	3,689,341
Total	$6,222,119	$5,353,015

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 4.    Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ending December 31:

	2011	2010	Estimated Useful Life
Vehicles	$873,391	$872,993	5 Years
Leasehold Improvements	256,401	176,426	13 – 15 Years
Office Furniture and Equipment	324,979	266,788	3 – 7 Years
Computers and Software	1,109,671	861,765	3 – 5 Years
Machinery and Equipment	2,466,777	2,362,827	3 – 20 Years
Plant Construction in Progress	—	83,667
Total Property, Plant and Equipment	$5,031,219	$4,624,466
Less: Accumulated Depreciation	(2,585,611)	(2,077,318)
Total Property, Plant and Equipment, Net	$2,445,608	$2,547,148

Depreciation expense was $556,409 and $481,894 for the years ended 2011 and 2010, of which $259,806 and $170,407 were included in cost of sales for 2011 and 2010, respectively.

Note 5.    Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2011 and 2010, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 35% and 60% of purchases, respectively.

Note 6.    Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ending December 31:

Goodwill

	2011	2010
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets for the years ending December 31:

Other Intangible Assets

	2011		2010
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
Customer Lists	$859,235	$(622,235)	$859,235	$(464,236)	5 Years
Product Formulation	138,471	(63,081)	138,471	(53,850)	15 Years
Trade Names	740,325	(170,502)	740,325	(121,147)	15 Years
Non-Competes	210,000	(147,000)	210,000	(105,000)	5 Years
Approvals and Certifications	1,325,754	(402,066)	745,391	(215,740)	5 Years
	$3,273,785	$(1,404,884)	$2,693,422	$(959,973)

Based on the other intangible assets in service as of December 31, 2011, estimated amortization expense for the years ending December 31, 2011 through December 31, 2015 and thereafter is as follows:

	2012	2013	2014	2015	Thereafter
Customer Lists	$158,000	$79,000	$—	$—	$—
Product Formulation	9,231	9,231	9,231	9,231	38,466
Trade Names	49,355	49,355	49,355	49,355	372,403
Non-Competes	42,000	21,000	—	—	—
Approvals and Certifications	217,110	217,110	217,110	217,110	55,248

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7.    Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities for the years ending December 31:

	2011	2010
Accrued Payroll	$140,913	$234,350
Accrued Commissions	104,000	82,012
Accrued Inventory Purchases	53,465	442,855
Accrued Taxes and Other	788,284	417,095
Accrued Insurance	296,312	316,792
Accrued Dividends Payable	—	64,827
Deferred Finance Charge Income	12,129	68,610
Total Accrued Expenses and Other Current Liabilities	$1,395,103	$1,626,541

Note 8.    Financing Instruments

(a)           Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A., on August 31, 2010, which became effective when funded by Bank of America, on September 1, 2010, under which Bank of America agreed to loan up to $2,500,000 under a term loan, which matures on August 31, 2012 ("Term Loan") and $10,000,000 under a revolver loan, which matures on August 31, 2013 ("Revolver Loan") (the "Term Loan" and "Revolver Loan" are collectively referred to as "Bank Loans"). The Company granted Bank of America a continuing security interest in and lien upon all property of the Company. On September 1, 2010, the Company initially borrowed $10,576,851 under the Bank Loans, of which $8,076,851 was from the Revolver Loan and $2,500,000 was from the Term Loan. The borrowing was comprised entirely of a Base Rate loan. The Base Rate is for any day, a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.50%. The Company entered into an amendment dated May 11, 2011 to the Bank Loans, under which Bank of America agreed to increase the amount available under the Revolver Loan from up to $10,000,000 to $13,000,000.  The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. The Company and Lender entered into an amendment dated August 17, 2011 to the Loan Agreement, changing the Availability Reserve to $250,000, and, effective June 30, 2011, the definition of EBITDA to include “non-cash stock-based compensation expense”, and the Fixed Charge Coverage Ratio from 1.1 to 1.0 to 0.8 to 1.0 for June 2011, 0.95 to 1.0 for July 2011, and 1.1 to 1.0 for August 2011 and thereafter. The Company and Lender entered into an amendment dated November 18, 2011 to the Loan Agreement, including a Basic Reserve of $650,000 as part of the Availability Reserve, which Basic Reserve may adjust upward based on a fixed coverage charge ratio formula tested monthly, beginning November 1, 2011 and ending no later than April 30, 2012, and, effective August 31, 2011, changing the fixed charge coverage ratio from 1.1 to 1.0 to 0.95 to 1.0 for August 2011, 0.65 to 1.0 for September 2011, 0.85 to 1.0 for October 2011, 0.70 to 1.0 for November 2011 and December 2011, 0.50 to 1.0 for January 2012 and February 2012, 0.60 to 1.0 for March 2012, 0.85 to 1.0 for April 2012, and 1.1 to 1.0 for May 2012 and thereafter, and Applicable Margin was change on the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%. The Company was not initially in compliance with all of the material debt covenants at December 31, 2011. The Company and Lender entered into an amendment dated April 16, 2012 to the Loan Agreement: (a) increasing the Basic Reserve to $1 Million on any day on or after June 30, 2012, (b) allowing an EBITDA deficit of $200,000 for the month of March 2012, and (c) effective December 31, 2011, maintaining a fixed charge coverage ratio, tested monthly as of the date of each calendar month beginning on April 30, 2012 and continuing thereafter (i) with respect to any such test date on or before December 31, 2012, for the period January 1, 2012 through such test date, and (ii) thereafter, for the most recently completed 12 calendar months, of at least the ratio of 0.10 to 1.0 for April 30, 2012, 0.40 to 1.0 for May 31, 2012, 1.1 to 1.0 for June 30, 2012, and 1.1 to 1.0 for July 31, 2012 and thereafter. The Company is required to submit its Borrowing Base calculation to its financing institution daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the financing institution, in its discretion, may accelerate any and all amounts outstanding under the Bank Loans. The Company was in compliance with its debt covenants at December 31, 2011.  A brief summary of certain terms and conditions of the Bank Loans are provided below:

(i)      Revolver Loan.  The Revolver Loan obligates Bank of America to make revolver loans and to issue letters of credit in an amount up to the $13,000,000 commitment and matures on August 31, 2013.  The proceeds of Revolver Loans shall be used by the Company solely: (a) to satisfy existing debt; (b) to pay fees and transaction expenses associated with the closing of this credit facility; (c) to pay obligations in accordance with the agreement; and (d) for working capital and other lawful corporate purposes of the Company. At December 31, 2011, the balance outstanding on the Revolver Loan was $9,133,155 and the weighted-average interest rate was 4.02%; and

(ii)      Term Loan.  The Term Loan obligated Bank of America to make up to $2,500,000 available to the Company upon closing of the Bank Loans. The Term Loan is personally guaranteed by the Chairman of the Board and majority stockholder ("Guarantee"). Principal of the Term Loan is repaid in monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, no portion of the Term Loan may be reborrowed. The Company may after April 15, 2011 prepay the Term Loan. At December 31, 2011, the balance outstanding on the Term Loan was $937,500 and the interest rate was 4.375%.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 8.   Financing Instruments - continued

(b)      Warrants.  The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest, as amended from time to time, under which ComVest agreed to loan up to $9,500,000 under a revolving credit note and $3,000,000 under a convertible term note (both of which matured and paid off in 2010), and Lapolla agreed to issue certain detachable warrants, as amended and increased from time to time (“Warrants”) to ComVest and register the underlying shares issuable under the convertible term note and the Warrants. The detachable and remaining outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $154,518 at December 31, 2011.  The Company determined that no liability was recognizable at December 31, 2010 for registration payment arrangements based on the fact that the Registration Statement was effective at December 31, 2011. See also Note 9 - Derivatives and Fair Value for more information.

Note 9.   Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to certain detachable Warrants (See Note – 8 Financing Instruments, (b) Warrants, above) to purchase common stock and determined they are required to be accounted for as a derivative as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of derivatives on its balance sheet at fair value with changes in the value of derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  The Company’s derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At December 31, 2011 and 2010, the Company’s derivative liabilities were categorized as Level 3 fair value assets, respectively.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding Warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the freestanding Warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1,  and December 31, 2011 and 2010, respectively. For 2011, the primary assumptions include projected annual volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2011 was estimated to be $154,518. For 2010, the primary assumptions include projected annual volatility of 123% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2010 was estimated to be $292,240. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are disclosed below and on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of December 31, 2011			As of December 31, 2010
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$154,518	$154,518	$154,518	$292,240	$292,240	$292,240
Total Derivative Liabilities	$154,518	$154,518	$154,518	$292,240	$292,240	$292,240

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	2011		2010
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$292,240	$292,240	$571,864	$571,864
Total Gains or Losses (realized/unrealized) included in Net Income (Loss)	(137,722)	(137,722)	(279,624)	(279,624)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance on December 31,	$154,518	$154,518	$292,240	$292,240

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12.  Long Term Debt.

The following is a summary of long term debt for the years ending December 31:

	2011	2010
Various notes payable on vehicles and equipment, due in monthly installments of $4,303 including interest, maturing through 2013.	$71,047	$115,526
Less: Current Maturities	(44,560)	(45,464)
Total Long-Term Debt	$26,487	$70,062
Debt Maturity Schedule:
Years Ending December 31,
2012	$44,560
2013	26,487
Total	$71,047

Note 13.  Related Party Transactions.

(a)      On February 22, 2011, the Company and Mr. Nadel, a director, entered into an agreement wherein Mr. Nadel became a consultant and Vice Chairman ("Nadel Agreement"), for 3 years.  In addition to any other compensation Mr. Nadel is currently receiving from the Company, Mr. Nadel was granted 5,000,000 shares of restricted common stock ("Shares"), which vest monthly over 3 years, and $200,000 in cash fees per year. Mr. Nadel‘s services include business development and planning, assisting management on strategic initiatives, and other tasks as requested by the Chairman or the Company in consultation with the Chairman. During 2011, Mr. Nadel received $171,350 in cash and an aggregate of 1,427,916 Shares valued at $813,914 vested under the Nadel Agreement.  See also Item (b) below.

(b)      On February 22, 2011, the Company exchanged an aggregate of 1,653 shares of its Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, accruing dividends at 10% per annum, to reimburse the Chairman for the aggregate value of the 2,900,000 shares of restricted common stock he provided to meet the number of Shares (described in (a) above and defined in the Nadel Agreement) requirement in the Nadel Agreement of $1,653,000 (calculated by taking the 2,900,000 shares of common stock times the closing price of the Company's common stock of $.57 per share on February 22, 2011).

(c)      On May 25, 2011, the Company issued to the Chairman and principal stockholder, an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, in exchange for cancellation of an aggregate of $315,000 of Lapolla indebtedness in the form of accrued Series D Preferred Stock dividends outstanding and due and owing to the principal stockholder on such date.

(d)      On July 5, 2011, the Company extended the 80,000 vested 6-year stock options originally granted to Mr. Adams, an officer and director, on July 12, 2005, at an exercise price of $.67 per share, (expiring July 12, 2011), for an additional 3 years (now expiring July 12, 2014).  The closing price of the common stock on the modification date was $.60 per share. No incremental cost was required to be recorded for the modification.

(e)      On December 14, 2011, the Company extended an aggregate of 1,310,000 vested 5-year stock options originally granted to Mr. Gregg (225,000 options), Mr. Brown (500,000 options), Mr. Nadel (450,000 options), and Mr. Larson (135,000 options), non-employee directors, on January 16, 2007, at an exercise price of $.60 per share, (expiring January 15, 2012), for an additional 5 years (now expiring July 15, 2017).  The closing price of common stock on the date of modification was $.42 per share. No incremental cost was required to be recorded for the modification.

(f)       On December 26, 2011, the Chairman and principal stockholder, exchanged all of his outstanding Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share (7,210 shares valued at $7,210,000) and Series D Accrued Dividends ($418,773) totaling $7,628,773, for restricted common stock, par value $.01, of the Company, at the closing price of the common stock on the last trading date (December 23, 2011) of $.33 per share, or for 23,117,493 shares.

(g)      On December 26, 2011, in connection with the transaction described in Item (a) above, the Company was required to issue 695,704 shares of restricted common stock, par value $.01, to Mr. Nadel pursuant to the Nadel Agreement's anti-dilution provision.  The transaction was valued by taking the closing price of the common stock on the last trading date (December 23, 2011) of $.33 per share and multiplying it by the number of shares granted, which resulted in recording compensation cost of $229,582.

(h)      Effective December 31, 2011, the Company amended Mr. Adams’ Executive Employment Agreement to: (i) extend the Term for an additional 3 years to expire on December 31, 2014; (ii) provide for 12 months of severance due to Mr. Adams’ long tenure with the Company in case of involuntary termination of his employment by the Company, or termination due to his death or disability; (iii) provide a fixed bonus of $5,000 at the end of each calendar year, which is in addition to any other bonus consideration; and (iv) review of annual base salary on January 1, 2013, based on his performance and the profitability of the Company for the 2012 calendar year, however, his annual base salary cannot be decreased.

(i)        During 2011, the Company accepted funds for the purchase of certain spray rigs by customers from non-affiliated third party financing companies, including a financing company owned and operated by a relative of the Company’s Chairman of the Board. The relative’s third party financing is provided based on competitive bidding. The total aggregate of funds received in connection with the financing of spray rigs from the relative’s company was approximately $340,000.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 13.  Related Party Transactions.

(j)       On December 31, 2011, the Company vested an additional 160,000 shares of the restricted common stock Director Plan, of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid $40,000 in cash. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), except Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. As of December 31, 2011, a total of 320,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $208,000, of which $104,000 was for 2011 and 2010, respectively.  See also Item (r) below.

(k)      On February 1, 2010, the Company accepted the voluntary redemption of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from Mr. Brown, a director, for $100,000 in cash.

(l)       On February 18, 2010, the Company recorded the remaining grant-date fair value compensation cost of $18,800 to complete the private agreement whereby Mr. Kurtz agreed to transfer approximately 1,084,000 shares, in two installments, of his restricted common stock to Mr. Nadel in order to secure his continued participation required with his role as a Board member for a two year period entered into on February 19, 2008. The first installment of 500,000 shares was transferred to Mr. Nadel on February 19, 2008 and second installment of 584,000 shares was transferred to Mr. Nadel on February 18, 2009 by Mr. Kurtz. The installments vest one year after the date of each installment. The closing price of the Company’s common stock as traded on the OTCBB on the date of the agreement was $.70 per share. The grant-date fair value for this transaction is $758,800.

(m)      On March 31, 2010, Mr. Kurtz, Chairman of the Board and majority stockholder, converted $19,000 of indebtedness owed by the Company to him, of which $18,800 represented a loan payable – related party and $200 represented related accrued interest, into 19 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

(n)      On May 5, 2010, the Company and Douglas J. Kramer, CEO and President, entered into an amendment to that certain executive employment agreement dated May 5, 2008 and option agreement of even date, effective as of January 1, 2010, to: (i) acknowledge his prior agreed salary increase to $400,000, effective January 1, 2009; (ii) extend his employment term to December 31, 2013; (iii) change his transaction bonus upon a change in control to 8.5%; (iv) add an annual bonus based on meeting Board approved operating budget requirements; and (v) cancel his remaining 1,500,000 unvested stock options.

(o)      Effective May 10, 2010, the Company entered into an executive employment agreement with Charles Zajaczkowski to serve as Chief Financial Officer and Corporate Treasurer, which provides: (i) employment term to December 31, 2012; (ii) annual base salary of $160,000; (iii) annual bonus based on meeting Board approved operating budget requirements; and (iv) change in control bonus equal to 50% of his annual base salary if such change-in-control occurs within 18 months from his effective date of employment, which was May 10, 2010, or 100% of his annual base salary if such change-in-control occurs after 18 months from his effective date of employment.

(p)      On June 11, 2010, the Company and Michael T. Adams, CGO, EVP, and Secretary, entered into an amendment to that certain executive employment agreement dated May 18, 2009, effective as of January 1, 2010, to: (i) acknowledge his prior agreed salary increase from to $187,500, effective January 1, 2010, which shall be increased to $200,000, effective July 1, 2010, if the Company is at or above budget on June 30, 2010; and (ii) add an annual bonus based on meeting Board approved operating budget requirements.

(q)      On June 30, 2010, Mr. Kurtz, Chairman of the Board and majority stockholder, exchanged $1,406,670 of accrued Series D Preferred Stock dividends outstanding at December 31, 2009, into 1,407 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share.

(r)       Effective July 1, 2010, the Board adopted a Director Share Based Compensation Program that provides: (i) each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter; and (ii) each outside directors will receive a stock grant of 100,000 shares, except Mr. Nadel who will receive a stock grant of 500,000 shares. All stock grants will vest over a four and a half year period, with one fifth vesting at the end of each year beginning in 2010. However, if there is a change in the control of the Company, all grants which have not vested, will vest immediately upon the change in control. The Company recorded $52,000 in share based compensation expense during 2010 under this plan.

(s)      On November 16, 2010, the Chairman of the Board and principal stockholder of Lapolla exchanged $10,000,000, or 10,000 shares, of his Series D Preferred Stock, par value $1.00, with a Stated Value of $1,000 per share, accruing dividends at 10% per annum, payable quarterly in arrears, plus unpaid and accrued outstanding Series D Preferred Stock dividends of $388,304 as of said date, for restricted common stock at a price per share of $.53 per share (the closing price of common stock on the date of the transaction was $.51 per share), or for 19,600,573 shares.

(t)       During 2010, the Company paid an aggregate of $32,000 in cash to non-employee directors for director services rendered, of which Mr. Gregg, Mr. Nadel, Mr. Larson, and Mr. Nadel each received $8,000.

(u)      During 2010, the Company paid an aggregate of $875,000 to Mr. Kurtz, Chairman of the Board, majority stockholder, and sole Series D Preferred Stock holder, for accrued Series D Preferred stock dividends.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 14.  Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

Deferred Tax Assets:	2011	2010
Net Operating Loss Carry-Forward	$63,676,250	$61,463,176
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	21,649,925	20,897,480
Valuation Allowance for Deferred Tax Assets	(21,649,925)	(20,897,480)
Net Deferred Taxes	$—	$—

At December 31, 2011, the Company had available, net operating loss carry-forwards of approximately $63,000,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended, the usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future. The loss carry-forwards, if not used, will expire as follows: $5,319,718 in 2018, $1,067,538 in 2019, $4,557,566 in 2020, $7,870,612 in 2021, $10,869,699 in 2022, $9,811,811 in 2023, $4,244,336 in 2024, $3,607,642 in 2025, $2,744,261 in 2026, $4,994,863 in 2027, $4,014,317 in 2028, $2,360,813 in 2029, and $2,213,074 in 2031.

Note 15.  Commitments and Contingencies.

Leases

The Company conducts operations in leased facilities located in Texas, New Jersey, and Ontario (Canada). The Texas and Canada leases include lease concessions which amounts are included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease terms. Future minimum lease payments required under the non-cancelable operating leases as and for the years ending December 31 are as follows: $510,019 for 2012; $437,020 for 2013; $461,674 for 2014; $425,631 for 2015; and $183,219 for 2016. Rent expense for the years ended December 31, 2011 and 2010 was $357,145 and $375,981, respectively.

Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in our opinion, immaterial both individually and in the aggregate with respect to our financial position, liquidity or results of operations.

Note 16.  Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were taken into consideration in calculating diluted net income per common share for the year ended December 31, 2010.  Common stock equivalents were not considered in calculating diluted net loss per common share for the year ended December 31, 2011 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share for the year ended:

	2011	2010
Net income (loss) available to common shareholders (A)	$(4,175,235)	$772,934
Weighted average common shares outstanding (B)	81,243,262	66,649,323
Dilutive effect of employee equity incentive plans	—	481,891
Dilutive effect of warrants	—	25,486
Weighted average common shares outstanding, assuming dilution (C)	83,181,839	67,156,700
Basic earnings per common share (A)/(B)	$(0.05)	$0.01
Diluted earnings per common share (A)/(C)	$(0.05)	$0.01

For 2011, a total of 7,439,999 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 2,500,000 shares were for outstanding warrants, all of which warrants had an exercise price greater than the market value of the common share as of the periods then ended (“out-of-the-money”), and (b) 4,939,999 shares were for outstanding and vested stock options, of which 550,000 shares were for in-the-money vested and exercisable stock options, 2,086,248 shares were for stock options had an exercise price less than or equal to the market value of the common share as of the period then ended (“in-the-money”) vested and exercisable stock options, and 2,303,751 shares were for vested and un-exercisable stock options. Outstanding in-the-money warrants and stock options could be included in the calculation in the future if the Company reports a profit and out-of-the money warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, the Company reports a profit, and the exercisability restrictions are met.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 16.  Net Income (Loss) Per Common Share – Basic and Diluted - continued.

For 2010, a total of 4,578,266 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 1,000,000 shares were for outstanding out-of-the-money warrants, and (b) 3,578,266 shares were for outstanding and vested stock options, of which 1,186,875 shares were for out-of-the-money vested and exercisable stock options and ; and   because , of which: (a)  2,391,391 shares were for vested and un-exercisable stock options. Outstanding out-of-the money warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, the Company reports a profit, and the exercisability restrictions are met or removed.

Note 17.  Securities Transactions.

(a)      During 2011, the Company issued an aggregate of 1,427,916 shares valued at $813,914 for advisory/consulting services. See also Note 13 - Related Party Transactions, Item (a).

(b)      During 2011, the Company exchanged an aggregate of 1,653 shares of its Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, accruing dividends at 10% per annum, to reimburse the principal stockholder of the Company for the aggregate value of the 2,900,000 shares of restricted common stock provided to meet the shares of common stock requirement in an advisory/consulting agreement. The common stock value of $1,653,000 was calculated by taking the 2,900,000 shares of common stock times the closing price of the Company's common stock of $.57 per share on the transaction date. See also Note 13 - Related Party Transactions, Item (b).

(c)      During 2011, the Company issued to the principal stockholder of the Company an aggregate of 315 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, in exchange for cancellation of an aggregate of $315,000 of indebtedness in the form of accrued Series D Preferred Stock accrued dividends outstanding and due to the principal stockholder on such date. See also Note 13 - Related Party Transactions, Item (c).

(d)      During 2011, the Company exchanged an aggregate of 23,117,493 shares of its common stock, par value $.01 per share, at a value per share equal to the closing price of the common stock of $.33 per share on the transaction date, or $7,628,773, in exchange for 7,210 shares of Series D Preferred Stock, par value $1.00, with a stated value of $1,000 per share, owned by the principal stockholder of the Company valued at $7,210,000 and Series D Preferred Stock accrued dividends outstanding and due to the principal stockholder on such date, totaling $7,628,773. See also Note 13 - Related Party Transactions, Item (f).

(e)      During 2011, the Company issued 695,704 shares of its common stock, par value $.01, to a director under an anti-dilution provision in an advisory/consulting agreement, which transaction was valued and recorded at $229,582. See also Note 13 - Related Party Transactions, Item (g).

(f)      During 2011, the Company issued an aggregate of 160,000 shares of its common stock for continuing Board of Directors services under the Director Plan, which transaction was valued and recorded at $104,000.  See also Note 13 - Related Party Transactions, Item (j).

(g)      During 2010, the Company accepted the voluntary redemption of an aggregate of 100 shares of Series D Preferred Stock, par value $1.00, at the stated value of $1,000 per share, from a director, for an aggregate of $100,000 in cash. See also Note 13 - Related Party Transactions, Item (k).

(h)      During 2010, the Company issued an aggregate of 1,426 shares of Series D Preferred Stock, par value $1.00 per share, to a director in exchange for cancellation of $18,800 in loans payable - related party, $200 in accrued interest, and $1,406,670 in accrued preferred stock dividends, at $1,000 stated value per share. See also Note 13 - Related Party Transactions, Items (m) and (q).

(i)      During 2010, the Company issued an aggregate of 19,600,573 shares of restricted common stock, par value $.01 per share, to a director in exchange for $10,000,000 of Series D Preferred Stock and cancellation of $388,304 of accrued preferred stock dividends. See also Note 13 - Related Party Transactions, Item (s).

(j)      During 2010, the Company issued an aggregate of 160,000 shares of restricted common stock to non-employee directors pursuant to a Director Share Based Compensation Program. See also Note 13 - Related Party Transactions, Item (h).

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18.  Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements under GAAP primarily using a lattice-based option valuation model to calculate compensation expense over the requisite service period of grants. At December 31, 2011, the Company had three share-based compensation plans, the Equity Incentive Plan (“Equity Plan”), Director Restricted Stock Plan ("Director Plan"), and Advisory and Consulting Plan (“Advisor Plan”) in effect, and Warrants issued during 2007 and 2008 outstanding. Compensation cost charged against income for all compensation and incentive plans for 2011 and 2010 was $1,293,214 and $100,831, respectively.

Equity Incentive Plan

The Company’s Equity Plan, which is shareholder-approved, permits the grant of stock awards to eligible participants for up to 10,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Stock awards may provide for accelerated vesting if there is a change in control. The fair value of each stock option is estimated on the date of grant using a lattice-based valuation model or a straight-line closing price of common stock on the date of grant and spread over the requisite service period. The lattice-based valuation model assumptions noted in the following table are for stock options granted in 2010. The straight-line method was utilized in 2011. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2010
Expected Volatility	155.09%
Weighted-Average Volatility	155.09%
Expected Dividends	—
Expected Term (in years)	4.77
Risk Free Rate	2.14%

There were no options granted in 2011, however, there were extensions approved for an aggregate of 1,390,000 previously vested stock options, of which 1,310,000 options were for non-employee directors and 80,000 were for an officer and employee director. For non-employee directors, the Board approved an additional 5-year period on 1,310,000 vested 5-year stock options originally granted on January 16, 2007, at an exercise price of $.60 per share and expiring January 15, 2012.  The closing price of the Company’s common stock on the date of the aforementioned modification was $.42 per share. For the officer and employee director, the Board approved an additional 3-year period on 80,000 vested 6-year stock options originally granted on July 5, 2005, at an exercise price of $.67 per share and expiring July 12, 2011. The closing price of the Company’s common stock on the date of the aforementioned modification was .60 per share. There was no incremental fair value associated with the modifications. See also Note 13 - Related Party Transactions, Items (d) and (e).

As of December 31, 2011, total compensation cost related to non-vested stock options was $291,293, which is expected to be recognized over the 2.0 years after December 31, 2011 (24 months on a weighted-average basis).

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2011		2010
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of options	Exercise Price
Outstanding-Beginning of Year	6,140,333	$0.61	7,015,333	$0.64
Granted	—	—	800,000	0.60
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(192,000)	0.73	(1,675,000)	0.74
Outstanding-End of Year	5,948,333	0.61	6,140,333	0.61
Exercisable-End of Year	1,507,597	$0.57	1,770,208	$0.57

The weighted-average grant-date fair value of options granted during 2011 and 2010 was $-0- and $.60, respectively. The weighted-average modification-date fair value of vested options extended during 2011 was $.60. There were 4,051,667 options available for grant at December 31, 2011. Refer to Equity Plan and Warrants Summary below for range of exercise prices.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18.  Share–Based Payment Arrangements - continued.

Warrants

The Company did not issue any warrants during 2011 and 2010. During 2007 and 2008, the Company issued an aggregate of 2,500,000 detachable warrants in connection with its mezzanine styled credit instruments, which have been modified and repriced from time to time based on anti-dilution down round price protections. Warrant activity as of the year ended December 31, is summarized below:

	2011		2010
	Number	Weighted-Average	Number	Weighted-Average
Options	of Warrants	Exercise Price	of Warrants	Exercise Price
Outstanding-Beginning of Year	2,500,000	$0.65	2,500,000	$0.67
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	2,500,000	$0.58	2,500,000	$0.65
Exercisable-End of Year	2,500,000	$0.58	2,500,000	$0.65

See Note 8 – Financing Instruments, (b) Warrants, for more information.

Equity Plan and Warrants Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/11	Life (Years)	Price	at 12/31/11	Price	at 12/31/10	Life (Years)	Price	at 12/31/10	Price
$.36 - $.59	850,000	1.48	$.36	550,000	$.36	2,350,000	2.48	$.51	2,050,000	$.53
$.60 - $.64	2,310,000	4.04	$.60	1,368,765	$.60	2,327,000	1.37	$.60	711,200	$.41
$.65 - $.80	2,788,333	1.44	$.69	717,483	$.68	3,963,333	1.95	$.70	1,509,008	$.72

Director Plan

The Company’s Board of Directors adopted a Director Plan, which is not shareholder-approved, that permits the grant of up to 800,000 shares of restricted common stock to non-employee directors in 2010.  Effective July 1, 2010, the Board granted 800,000 shares of restricted common stock to four non-employee directors, of which 100,000 was granted to Mr. Gregg, Mr. Brown, and Mr. Larson, and 500,000 was granted to Mr. Nadel. All stock grants vest over a four-and-a-half year period, with one-fifth vesting at the end of each year beginning in 2010, for serving on the Board of Directors.  The Company does not consider the shares of restricted common stock granted under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are held in reserve by the Company until such time that they are earned and vested, after which the Company issues the vested portion of the shares and delivers them to the respective directors. At December 31, 2011 and 2010, there were 480,000 and 640,000 shares of restricted common stock granted and unvested, respectively. The compensation cost charged against income for the Director Plan in 2011 and 2010 was $104,000 and $104,000, respectively. The fair value of each award was calculated by taking the closing price of the Company's common stock on the effective date of the grant which was $.65 per share, or an aggregate amount of $520,000. The Company is using the straight-line method over the requisite service period for attribution of compensation expense. The expected term of the awards is the last day on which the last increment of stock is scheduled to vest, or December 31, 2015. A summary of awards activity under the Director Plan at December 31, 2011, and changes during the year then ended, are as follows:

	2011		2010
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	640,000	$416,000	—	$—
Granted	—	—	800,000	520,000
Vested	(160,000)	(104,000)	(160,000)	(104,000)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	480,000	$308,000	640,000	$416,000

As of December 31, 2011, there is $308,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Plan.  The cost is expected to be recognized over a weighted-average period of 3 years.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18.  Share–Based Payment Arrangements - continued.

Advisor Plan

During 2011, the Company and a non-employee director entered into an advisory/consultant agreement for 3 years (Advisor Plan”). The Company granted 5,000,000 shares of restricted common stock, which vest monthly over 3 years. The grant-date fair value was calculated by taking the closing price of the Company's common stock of $.57 on the date of grant and multiplying it by the number of shares granted, which equaled $2,850,000.  The Advisor Plan includes anti-dilution aspects.  An anti-dilution transaction also occurred during 2011, which required the Company to grant and vest an additional 695,704 shares of restricted common stock.  The grant-date fair value was calculated by taking the closing price of the Company’s common stock of $.33 on the date of grant and multiplying it by the number of anti-dilution shares granted, which equaled $229,582. A summary of awards activity under the Advisor Plan at December 31, 2011, and changes during the year then ended, are as follows:

	2011
	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—
Granted	5,695,704	3,079,582
Vested	(2,123,620)	(1,043,496)
Canceled, Expired or Forfeited	—	—
Nonvested - End of Year	3,572,084	$2,036,086

As of December 31, 2011, there is $2,036,086 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Advisor Plan.  The cost is expected to be recognized over a weighted-average period of 2 years. See also Note 13 – Related Party Transactions, Items (a) and (g).

Note 19.  Preferred Stock.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000, which includes the par of $1.00 per share. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available. At December 31, 2011 and 2010, an aggregate of -0- and 5,242 and shares of Series D Preferred were outstanding with an aggregate consideration of $-0- and $5,242,000, respectively. There were $-0- and $64,827  dividends accrued and $-0- and $875,000 paid in cash at December 31, 2011 and 2010, respectfully.

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
The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, and sundry items. We manufacture our own roof coatings. After our acquisition of AirTight’s assets in July 2008, we began making and selling our own spray rigs, which are required for the application of our foam and large scale coating jobs. This is a basic assembly operation and we undertake this task to provide turn key service to our customers. Prior to the acquisition of AirTight’s assets, we were just a distributor of spray rigs. We allocate these amounts to either our foam or coatings segments, as applicable. The Company maintains centralized manufacturing operations in Houston, Texas for its Foam, Coatings, and Spray Rigs. Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national, including limited international, markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 20.  Business Segment Information - continued.

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

Segments
2011	Foam	Coatings	Totals
Sales	$71,592,721	$14,626,991	$86,219,712
Depreciation	221,656	45,288	266,944
Amortization of Other Intangible Assets	336,182	68,429	404,611
Interest Expense	208,900	42,121	251,021
Segment Profit	1,705,649	135,703	841,352
Segment Assets (1)	22,530,207	4,871,906	27,402,113
Expenditures for Segment Assets	$230,749	$47,128	$277,877

2010	Foam	Coatings	Totals
Sales	$61,597,220	$8,899,409	$70,496,629
Depreciation	244,892	35,446	280,338
Amortization of Other Intangible Assets	304,208	43,419	347,625
Interest Expense	663,996	94,050	758,046
Segment Profit (Loss)	4,995,806	678,482	5,674,289
Segment Assets (1)	22,586,509	3,318,402	25,904,911
Expenditures for Segment Assets	$295,240	$41,356	$336,596

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2011	2010
Total Profit for Reportable Segments	$1,841,353	$5,674,289
Unallocated Amounts:
Corporate Expenses	(5,347,643)	(3,573,225)
Income (Loss) Before Income Taxes	$(3,506,290)	$2,101,064

Assets	2011	2010
Total Assets for Reportable Segments (1)	$27,402,113	$25,877,943
Other Unallocated Amounts (2)	715,137	630,047
Total	$28,117,250	$26,507,990
Notes:
(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and prepaid expenses.

Note 21.   Subsequent Events.

(a)      On January 20, 2012, the Company received a $300,000 prepayment from a customer in which the Chairman of the Board has an ownership interest in for the purchase of foam products for delivery in the second quarter of 2012. Prior to any of the prepaid orders being delivered to the customer, this prepaid order was converted to a promissory note due and payable from the Company to the customer and subsequently assigned to the Chairman on April 16, 2012.  See also Item (f) below.

(b)      On February 28, 2012, the non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board, advanced $500,000 to the Company to build spray rigs. Prior to any of the spray rigs being built, the advance was converted to a promissory note due and payable from the Company to the non-affiliated finance company and subsequently assigned to the Chairman on April 16, 2012.  See also Item (f) below.

(c)      On April 2, 2012, the Chairman of the Board advanced $500,000 to the Company for working capital purposes. Prior to paying back the advance, the advance was converted to a promissory note due and payable from the Company to the Chairman.  See also Item (f) below.

(d)      The Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer (“COO Agreement”).  The COO Agreement became effective on April 5, 2012 and ends December 31, 2014 (“Term”). The annual base salary is $200,000.  The COO is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. He is also entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term.

(e)      On April 13, 2012, the Chairman of the Board advanced $265,000 to the Company for a specific liability and the Company repaid the Chairman back on said date.  See also Item (f) below.

(f)      On April 16, 2012, the Company consolidated the promissory notes described in Items (a), (b) and (c) above into one $1,300,000 promissory note, bearing interest at 5% per annum, due, including accrued interest, on October 31, 2013, as part of a negotiation with its banking institution to cure a default at December 31, 2011 in its Loan and Security Agreement dated August 31, 2010 (“Lender”), and entered into a subordination agreement with the Lender.  See also Note 8(a) for more information.