Form 10-Q
period 2012-03-31
LAPOLLA INDUSTRIES INC
filed 2012-05-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

As of May 7, 2012 there were 106,758,494 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

Item 1.  Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2012 and December 31, 2011	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31, 2012 and 2011	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2012 and 2011	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of
	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,916,039	11,541,181
Inventories	4,948,673	6,222,119
Prepaid Expenses and Other Current Assets	754,383	1,430,273
Total Current Assets	16,619,095	19,193,573

Property, Plant and Equipment	2,349,784	2,445,608

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,778,028	1,854,901
Deposits and Other Non-Current Assets, Net	395,229	388,340
Total Other Assets	6,408,085	6,478,069

Total Assets	$25,376,964	$28,117,250

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$10,594,421	$12,356,101
Accrued Expenses and Other Current Liabilities	1,408,928	1,395,103
Current Portion of Term Loan	625,000	937,500
Current Portion of Derivative Liability	120,579	154,518
Current Portion of Loans Payable – Related Party	800,000	—
Current Portion of Long-Term Debt	40,516	44,560
Total Current Liabilities	13,589,444	14,887,782

Other Liabilities:
Non-Current Portion of Revolver Loan	8,243,240	9,133,155
Non--Current Portion of Long-Term Debt	19,816	26,487
Total Other Liabilities	8,263,056	9,159,642

Total Liabilities	21,852,500	24,047,424

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 106,621,633 and 106,206,488
Issued and Outstanding for March 31, 2012 and December 31, 2011, respectively.	1,066,216	1,062,065
Additional Paid-In Capital	83,515,055	83,219,373
Accumulated (Deficit)	(80,964,058)	(80,093,937)
Accumulated Other Comprehensive Gain (Loss)	(92,749)	(117,675)
Total Stockholders' Equity	3,524,464	4,069,826

Total Liabilities and Stockholders' Equity	$25,376,964	$28,117,250

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Sales	$18,649,981	$17,972,584

Cost of Sales	15,077,249	14,152,912

Gross Profit	3,572,732	3,819,672

Operating Expenses:
Selling, General and Administrative	3,874,862	3,802,357
Professional Fees	105,233	117,012
Depreciation	61,571	68,308
Amortization of Other Intangible Assets	122,888	104,947
Consulting Fees	173,457	47,854
Total Operating Expenses	4,338,011	4,140,478

Operating (Loss)	(765,279)	(320,806)

Other (Income) Expense:
Interest Expense	148,728	127,509
(Gain) Loss on Derivative Liability	(33,939)	21,677
Other, Net	(9,947)	(21,461)
Total Other (Income) Expense	104,842	127,725

Net (Loss)	$(870,121)	$(448,531)

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment (Loss)	(92,749)	(117,675)
Total Other Comprehensive (Loss)	$(92,749)	$(117,675)

Comprehensive (Loss)	$(962,870)	$(566,206)
Dividends on Preferred Stock	—	(155,775)
Net (Loss) Available to Common Stockholders	$(962,870)	$(721,981)

Net (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	106,347,911	82,491,931

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(870,121)	$(448,531)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	144,269	135,435
Amortization of Other Intangible Assets	122,888	104,947
Provision for Losses on Accounts Receivable	16,038	112,500
Share Based Compensation Expense	299,833	160,484
(Gain) Loss on Derivative Liability	(33,939)	21,677
(Gain) on Disposal of Asset	(1,977)	—
Changes in Assets and Liabilities:
Trade Receivables	609,104	(345,320)
Inventories	1,273,446	204,590
Prepaid Expenses and Other Current Assets	675,890	88,829
Deposits and Other Non-Current Assets	(52,904)	(412,338)
Accounts Payable	(1,761,680)	351,458
Accrued Expenses and Other Current Liabilities	13,825	(215,988)
Net Cash Provided by (Used in) Operating Activities	434,672	(242,257)

Cash Flows From Investing Activities
Acquisitions of Property, Plant and Equipment	(49,469)	(135,935)
Disposals of Property, Plant and Equipment	3,001	—
Net Cash (Used in) Investing Activities	$(46,468)	$(135,935)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	21,463,405	19,336,357
Principal Repayments to Revolver Loan	(22,353,320)	(18,675,927)
Principal Repayments to Term Loan	(312,500)	(312,500)
Proceeds from Loans Payable – Related Party	800,000	—
Principal Repayments on Long Term Debt	(10,715)	(10,446)
Net Cash Provided by (Used in) Financing Activities	(413,130)	337,484

Net Effect of Exchange Rate Changes on Cash	24,926	40,410

Net Increase (Decrease) In Cash	—	(298)
Cash at Beginning of Period	—	298
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	114,026	121,092

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2012 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 17. Refer to the Company’s 2011 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2012.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $120,579 and $154,518 as of March 31, 2012 and December 31, 2011, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $21.8 Million and $21.6 Million at March 31, 2012 and December 31, 2011, respectively.  The Company recorded a valuation allowance against the deferred tax asset of $21.8 Million and $21.6 Million at March 31, 2012 and December 31, 2011, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2012 and December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at March 31, 2012. Net property, plant and equipment totaled $2,349,784 and $2,445,608 as of and for the quarter and year ended March 31, 2012 and December 31, 2011, respectively. Depreciation expense totaled $144,269 and $135,435, of which $82,698 and $67,127 was included in cost of sales, for the quarter ended March 31, 2012 and 2011, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at March 31, 2012 and December 31, 2011. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of March 31, 2012, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2012 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at March 31, 2012. Net other intangible assets totaled $1,778,028 and $1,854,901 as of and for the quarter and year ended March 31, 2012 and December 31, 2011, respectively. Amortization expense totaled $122,888 and $104,947 at March 31, 2012 and 2011, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $305,581 and $139,336 for the quarters ended March 31, 2012 and 2011, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales was $1,153,894 and $968,645 at March 31, 2012 and 2011, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  Share based compensation expense was $299,833 and $160,484 for the quarters ended March 31, 2012 and 2011, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $906,100 and $820,191 at March 31, 2012 and December 31, 2011, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  At March 31, 2012 and 2011, deferred advertising costs were $14,438 and $65,850 respectively. Total advertising and marketing costs expensed were $449,666 and $452,405 for the quarter ended March 31, 2012 and 2011, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.  Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the quarters ended March 31, 2012 and 2011, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the quarter ended March 31, 2012 were: (a) 2,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 550,000 shares of common stock issuable upon exercise of vested and exercisable stock options. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the quarter ended March 31, 2011 were: (a) 1,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 2,511,307 shares of common stock issuable upon exercise of vested and exercisable stock options.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance became effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of the guidance in the first quarter of 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2.  Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the quarters ended March 31, 2012 and 2011, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 50% and 44% of purchases, respectively.

Note 3.  Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2012	December 31, 2011
Trade Receivables	$11,822,139	$12,361,372
Less: Allowance for Doubtful Accounts	(906,100)	(820,191)
Trade Receivables, Net	$10,916,039	$11,541,181

Note 4.  Inventories.

The following is a summary of inventories at:

	March 31, 2012	December 31, 2011
Raw Materials	$1,542,253	$2,063,624
Finished Goods	3,406,420	4,158,495
Total Inventories	$4,948,673	$6,222,119

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 5.  Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2012	December 31, 2011
Vehicles	$834,781	$873,391
Leasehold Improvements	286,424	256,401
Office Furniture and Equipment	325,299	324,979
Computers and Software	1,113,935	1,109,671
Machinery and Equipment	2,480,653	2,466,777
Total Property, Plant and Equipment	$5,041,092	$5,031,219
Less: Accumulated Depreciation	(2,691,308)	(2,585,611)
Total Property, Plant and Equipment, Net	$2,349,784	$2,445,608

Note 6.  Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	March 31, 2012	December 31, 2011
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	March 31, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(664,592)	$859,235	$(622,235)
Product Formulation	138,471	(65,389)	138,471	(63,081)
Trade Names	740,325	(182,841)	740,325	(170,502)
Non-Competes	210,000	(158,750)	210,000	(147,000)
Approvals and Certifications	1,102,868	(456,200)	1,077,857	(402,066)
Certifications in Process	254,901	—	233,897	—
Total Other Intangible Assets	$3,305,800	$(1,527,772)	$3,259,785	$(1,404,884)

Note 7.  Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	March 31, 2012	December 31, 2011
Accrued Payroll	$231,331	$140,913
Accrued Commissions	66,257	104,000
Accrued Inventory Purchases	71,849	53,465
Accrued Taxes and Other	677,075	788,284
Accrued Insurance	341,892	296,312
Deferred Finance Charge Income	20,524	12,129
Total Accrued Expenses and Other Current Liabilities	$1,408,928	$1,395,103

Note 8.  Financing Instruments

(a)   Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A. (the “Bank”), on August 31, 2010, as amended, under which the Company granted the Bank a continuing security interest in and lien upon all property of the Company (“Loan Agreement”).  The Base Rate is for any day, a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has three material debt covenants to comply with: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as 85% of eligible accounts receivable, plus 55% of eligible inventory (“Borrowing Base”); and (iii) a Fixed Charge Coverage Ratio (“FCCR”)of at least 1.1 to 1.0.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.  Financing Instruments - continued

(a)   Loan and Security Agreement - continued

The Loan Agreement was previously amended to increase the amount available under the Revolver Loan from $10,000,000 to $13,000,000, include a Basic Reserve of $650,000, and Applicable Margin was changed on the Base Rate Revolver Loan to 2.25%, LIBOR Revolver Loans to 3.25%, and LIBOR Term Loans to 4.0%. The Company and the Bank entered into an amendment dated April 16, 2012: (a) increasing the Basic Reserve to $1 Million on or after June 30, 2012, (b) allowing an EBITDA deficit of $200,000 for March 2012, and (c) effective December 31, 2011, maintaining a FCCR, tested monthly beginning on April 30, 2012 and continuing thereafter (i) on December 31, 2012, for the period January 1, 2012 through such test date, and (ii) thereafter, for the most recently completed 12 calendar months, of at least the ratio of 0.10 to 1.0 for April 30, 2012, 0.40 to 1.0 for May 31, 2012, 1.1 to 1.0 for June 30, 2012, and 1.1 to 1.0 for July 31, 2012 and thereafter. The Company submits its Borrowing Base calculation to the Bank daily. If the Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan, the Bank, in its discretion, may accelerate all amounts outstanding under the Loan Agreement. The Company was in compliance with its debt covenants at March 31, 2012. A brief summary of certain terms and conditions of Loan Agreement are provided below:

(i)      Revolver Loan.  The Revolver Loan obligates the Bank to make revolver loans and to issue letters of credit in an amount up to the $13,000,000 commitment and matures on August 31, 2013.  The proceeds of Revolver Loans shall be used by the Company primarily to pay obligations in accordance with the Loan Agreement and for working capital and other lawful corporate purposes of the Company. At March 31, 2012, the balance outstanding on the Revolver Loan was $8,243,240 and the weighted-average interest rate was 4.2%; and

(ii)      Term Loan.  The Term Loan obligated the Bank to make to $2,500,000 available to the Company upon closing of the Loan Agreement. The Term Loan is personally guaranteed by the Chairman of the Board and majority stockholder ("Guarantee"). Principal of the Term Loan is repaid in monthly installments on the first business day of each month, commencing on October 1, 2010, each such installment to be in an amount equal to 1/24 of the principal balance of the original amount of the Term Loan, until the Term Loan maturity date of August 31, 2012, or earlier based on mandatory prepayment events, on which date all principal, interest and other amounts owing with respect to the Term Loan shall be due and payable in full. Once repaid, no portion of the Term Loan may be reborrowed. The Company may after April 15, 2011 prepay the Term Loan. At March 31, 2012, the balance outstanding on the Term Loan was $625,000 and the interest rate was 4.25%.

(b)   Warrants.  The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest that matured and was paid off in 2010 pursuant to which Lapolla agreed to issue certain detachable warrants, as amended and increased from time to time (“Warrants”) to ComVest and register the underlying shares issuable under a convertible term note and the Warrants. The outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $120,579 at March 31, 2012.  The Company determined that no liability was recognizable at March 31, 2012 for registration payment arrangements based on the fact that the Registration Statement filed by the Company is effective. See also Note 9 - Derivatives and Fair Value for more information.

Note 9.  Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock (See Note 8 above, Paragraph (b) Warrants, for more information) and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At March 31, 2012 and December 31, 2011, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of March 31, 2012 and December 31, 2011, respectively.  For March 31, 2012, the primary assumptions include projected volatility curve based on the Company's historical volatility of 136% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of March 31, 2012 was estimated at $120,579. For December 31, 2011, the primary assumptions include projected volatility curve based on the Company's historical volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of December 31, 2011 was estimated at $154,518. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.  Derivatives and Fair Value - continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of March 31, 2012			As of December 31, 2011
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$120,579	$120,579	$120,579	$154,518	$154,518	$154,518
Total Derivative Liabilities	$120,579	$120,579	$120,579	$154,518	$154,518	$154,518

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	March 31, 2012		December 31, 2011
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$154,518	$154,518	$292,240	$292,240
Total Gains or Losses (realized/unrealized) included in Net Income (Loss)	(33,939)	(33,939)	(137,722)	(137,722)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance on December 31,	$120,579	$120,579	$154,518	$154,518

Note 10.  Long Term Debt.

The following is a summary of long term debt at:

	March 31, 2012	December 31, 2011

Various notes payable on vehicles and equipment, due in monthly installments of $4,303 including interest, maturing through 2014.	$60,332	$71,047
Less: Current Maturities	(40,516)	(44,560)
Total Long-Term Debt	$19,816	$26,487

Note 11.  Related Party Transactions.

(a)    On January 20, 2012, the Company received a $300,000 prepayment from a customer in which the Chairman of the Board has an ownership interest, for the purchase of foam products for delivery in the second quarter of 2012. Prior to any of the prepaid orders being delivered to the customer, this prepaid order was converted to a promissory note due and payable from the Company to the customer and subsequently assigned to the Chairman on April 16, 2012.

(b)   On February 28, 2012, a non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board, advanced $500,000 to the Company to build spray rigs. Prior to any of the spray rigs being built, the advance was converted to a promissory note due and payable from the Company to the non-affiliated finance company and subsequently assigned by it to the Chairman on April 16, 2012.

Note 12.  Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the quarters ended March 31, 2012 and 2011 as their effect would be anti-dilutive. For March 31, 2012, a total of 5,374,848 shares of common stock - of which 2,324,848 shares underlie vested and exercisable stock options and 2,500,000 shares underlie warrants - were excluded from the calculation of diluted earnings per common share as the exercise prices were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these options and warrants. For March 31, 2011, a total of 1,859,208 shares of common stock - of which 859,208 shares underlie vested and exercisable stock options and 1,000,000 shares underlie warrants - were excluded from the calculation of diluted earnings per common share as the exercise prices were greater than or equal to the market value of the common shares.  Such options and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these options and warrants.

Note 13.  Securities Transactions.

During the quarter ended March 31, 2012, the Company issued an aggregate of 415,145 shares of restricted common stock, par value $.01 per share, to a non-employee director for advisory and consulting services, which transaction was valued and recorded at $236,633.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 14.  Business Segment Information.

The Company is a leading national manufacturer and supplier operating two segments, Foam and Coatings, based on manufacturing competencies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment sales. Administrative expenses are allocated to both segments. Unallocated costs reflect certain corporate expenses, insurance, investor relations, and gains and losses related to the disposal of corporate assets and derivative liabilities and are included in Unallocated Amounts. There are no intersegment sales or transfers.

Reportable Segments

The following table includes information about our reportable segments for the three months ended:

	March 31, 2012			March 31, 2011
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$16,105,029	$2,544,952	$18,649,981	$14,826,356	$3,146,228	$17,972,584
Cost of Sales	12,988,838	2,088,411	15,077,249	11,579,125	2,573,787	14,152,912
Gross Profit	3,116,191	456,541	3,572,732	3,247,231	572,441	3,819,672
Depreciation	47,853	7,562	55,415	50,716	10,762	61,478
Amortization of Other Intangible Assets	95,507	15,092	110,599	77,918	16,535	94,453
Interest Expense	32,108	5,074	37,182	26,297	5,580	31,877
Segment Profit	$435,520	$32,935	$468,455	$636,655	$18,463	$655,118
Segment Assets (1)	21,118,434	4,103,322	25,221,756	21,537,547	5,058,489	26,596,036
Expenditures for Segment Assets	$40,521	$6,403	$46,924	$90,351	$19,173	$109,524

Reportable Segments

The following are reconciliations of reportable segment profit, and assets, to the Company’s condensed totals at:

Profit	March 31, 2012	March 31, 2011
Total Profit for Reportable Segments	$468,456	$655,118
Unallocated Amounts:
Corporate Expenses	(1,338,577)	(1,103,649)
Income (Loss) Before Income Taxes	$(870,121)	$(448,531)

Assets	March 31, 2012	March 31, 2011
Total Assets for Reportable Segments (1)	$25,221,756	$26,596,036
Other Unallocated Amounts (2)	155,208	185,915
Condensed Total	$25,376,964	$26,781,951

(1)	Segment assets are the total assets used in the operation of each segment.
(2)	Includes cash, cash equivalents, prepaid expenses, and deposits relating to corporate assets.

Note 15.  Subsequent Events.

(a)      On April 2, 2012, the Chairman of the Board advanced $500,000 to the Company for working capital purposes. Prior to paying back the advance, the advance was converted to a promissory note due and payable from the Company to the Chairman.  See also Item (f) below.

(b)      On April 5, 2012, the Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer (“COO Agreement”), good until December 31, 2014 (“Term”). The annual base salary is $200,000. The COO is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. He is also entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term.

(c)      On April 13, 2012, the Chairman of the Board advanced $265,000 to the Company for a specific liability and the Company repaid the Chairman back on said date.

(d)      On April 16, 2012, a prepaid order for $300,000 from a customer in which the Chairman of the Board has an ownership interest, was, prior to the prepaid order being delivered to the customer, converted to a promissory note due and payable from the Company to the customer and subsequently assigned by it to the Chairman.  See also Note 11 - Loans Payable – Related Party, Item (a).

(e)      On April 16, 2012, an advance received for $500,000 from a non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board, was converted to a promissory note due and payable from the Company to the non-affiliated finance company and subsequently assigned to the Chairman.  See also Note 11 - Loans Payable – Related Party, Item (b).

 (f)      On April 16, 2012, the Company consolidated the promissory notes described in Items (a), (d) and (e) above into one $1,300,000 promissory note, bearing interest at 5% per annum, due, including accrued interest, on October 31, 2013, as part of a negotiation with its banking institution to cure a default at December 31, 2011 in its Loan and Security Agreement dated August 31, 2010 (“Lender”), and entered into a subordination agreement with the Lender.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2012 and 2011, and our financial condition at March 31, 2012. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the year ended December 31, 2011.

Outlook

The Company’s outlook remains aggressive and positive, as we expect sales to continue to grow to record levels in 2012. Our optimism is based on our market share gains in the insulation and construction markets being driven by growing consumer awareness about energy efficient products.  Although the markets for our products are highly competitive, we believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to continue to achieve record sales results and improve the bottom line. In addition, we offer the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

March 31, 2012	March 31, 2011
$18,649,981	$17,972,584

Sales increased $677,397, or 3.8%, for the first quarter of 2012 compared to the first quarter of 2011.  Foam sales increased $1,278,673, or 8.6%, quarter over quarter due to continued market penetration and higher consumer demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient SPF, while coatings sales decreased $601,276, or 19.1%, quarter over quarter, due to seasonal factors in the roofing markets.  High and increasingly volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight Division, a turn-key startup equipment and training operation, provided additional market penetration, resulting in approximately $3.6 Million and $2.8 Million in sales for the first quarter of 2012 and 2011, respectively. Sales pricing changes added approximately $314,162, or 46.4%, of which $279,087, or 21.8% was for foam sales and $35,075, or 5.8% was for coatings sales, while sales volumes increased approximately $363,235, or 53.6%, of which $999,586, or 78.2% was for increased foam sales offset by a $636,531, or 94.2%, decrease in coatings sales, for the first quarter of 2012, compared to, sales pricing changes adding approximately $1,232,780, or 26.9%, of which $1,033,261, or 34.9%, represented foam sales and $200,518, or 12.4%, represented coatings sales, while sales volumes increased approximately $3,335,469, or 73.1%, of which $1,922,792, or 65.1% was for foam sales and $1,412,677, or 77.6%, represented coatings sales, for the first quarter of 2011.

Cost of Sales

Cost of sales increased $924,337, or 6.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Cost of sales increased $1,409,713, or 12.2%, quarter over quarter, for our foams, due primarily to an increase of $1,278,673, or 8.6%, in our foam sales, offset by a decrease of $601,276, or 19.1%, in our coatings sales. We had a 19.1% increase in freight costs and an approximate 5.9% increase in material costs, in the first quarter of 2012, compared to the first quarter of 2011.  Freight and material costs increased in the first quarter of 2012 and 2011 due primarily to volatile energy prices and continued profit taking by feedstock suppliers.

Gross Profit

Our gross profit decreased $246,940, or 6.5%, for the first quarter of 2012 compared to the first quarter of 2011, due to the 19.1% increase in freight costs, 5.9% increase in material costs, and decrease of 19.1% in our coatings sales, partially offset by our 8.6% increase in our foam sales, of which $131,040, or 4.0%, resulted from our foam segment and $115,900, or 20.2%, resulted from our coatings segment. Gross margin percentage decreased 2.1%, quarter over quarter, due to higher freight and material costs, offset by approximately 46.4% price increases, manufacturing efficiencies from increased foam sales volume, and purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $197,533, or 4.8%, in the first quarter of 2012 compared to the first quarter of 2011, due to increases of $72,505 for SG&A, $17,941 for amortization of other intangible assets, and $125,603 for consulting fees, offset by decreases of $11,779 for professional fees, and $6,737 for depreciation.

Index

SG&A increased $72,505, or 1.9%, due to increases of $167,898 for payroll and related employee benefits, $139,349 for share based compensation, $42,315 for insurances, $22,052 for sales commissions, $18,542 for distribution, $13,288 for advertising, and $7,190 for travel, offset by decreases of $198,857 for corporate expenses, $96,361 for bad debts, $24,519 for rents, $15,988 for marketing and promotions, and $2,404 for investor relations.  The increases in the first quarter of 2012 of $167,898 for payroll and related employee benefits is due to hiring additional sales, customer and technical service, and manufacturing personnel to meet anticipated growth requirements, $139,349 for share based compensation is due to recognizing a full quarter of expense related to a non-employee director’s advisory and consulting agreement, $42,315 for insurances is primarily a result of expanding our spray rig assembly operations relocated from our Georgia facility to our Houston, Texas facility, $22,052 for sales commission is due to our 3.8% foam sales growth, $18,542 for distribution is due to broadening our bonded warehouse coverage throughout the United States and Canadian markets to better serve our customers, $13,288 for advertising is due to an increase in print media, and $7,190 in travel and related services is due to servicing customers. The decreases in the first quarter of 2012 of $198,857 in corporate expenses primarily relate to the non-accrual of executive bonuses for the 2012 year based on not achieving first quarter budgeted EBITDA targets, $96,361 for bad debt due to a decrease in customer bankruptcies and uncollectible accounts, $24,519 for rents due primarily to closing the Florida sales office, $15,988 for marketing and promotions due to a more streamlined and cost effective strategy for market penetration, and $2,405 for investor relations due to less required activity.

Professional fees decreased $11,779, or 10.1%, from the first quarter of 2012 compared to the first quarter of 2011.

Depreciation expense decreased $6,737, or 9.9%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to a decrease in depreciable assets for vehicles.

Amortization of other intangible assets expense increased $17,941, or 17.1%, in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, due to an increase in amortizable assets primarily relating to obtainment of required approvals and certifications to expand acceptance of our products in international markets.

Consulting fees increased $125,603, or 262.5%, in the first quarter of 2012 compared to the first quarter of 2011, due to recognizing a full quarter of cash expense related to a non-employee director’s advisory and consulting agreement and advice from a global firm for establishing a presence in various countries internationally.

Other (Income) Expense

Our total other (income) expense is comprised of interest expense, gain or loss on derivative liability, and other, net. Total other (income) expense decreased $22,883, or 17.9% from the first quarter of 2012 compared to the first quarter of 2011, due to gains of $33,939 in our derivative liability and $9,947 in our other, net, offset by an increase of $21,220 in interest expense.

Interest expense increased $21,219, or 16.6%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to a higher Revolver Loan balance.

We had a gain on derivative liability of $33,939 for the three months ended March 31, 2012 compared to a loss of $21,677 for the three months ended March 31, 2011, due to a decrease in fair value attributable to outstanding detachable warrants with a down round exercise price protection feature.

Our gain in other, net, was $9,947 for the quarter ended March 31, 2012 compared to $21,461 for the quarter ended March 31, 2011, due primarily to a decrease in the amount of finance charges collected from past due customers.

Net (Loss)

Our net loss increased $421,590, or 94.0%, in the first quarter of 2012 compared to the first quarter of 2011, due to increases of $72,505, or 1.9%, in SG&A, $17,941, or 17.1%, in amortization of other intangible assets, $125,603, or 262.5% in consulting fees, and $21,219, or 16.6%, in interest expense, offset by decreases of $11,779, or 10.1%, in professional fees, $6,737, or 9.9%, in depreciation, and gains of $33,939 in our derivative liability and $9,947 in our other, net.  Net loss per share was $0.01 for the quarter ended March 31, 2012 and 2011, respectively.

Net (Loss) Available to Common Stockholders

Net loss available to common stockholders increased $265,815, or 44.0%, in the first quarter of 2012 compared to the first quarter of 2011, due to a net loss in the first quarter of $870,121, offset by a decrease of $155,775, in accrued preferred stock dividends.  Net loss per share available to common stockholders remained constant at $ 0.01 quarter over quarter.

Results of Business Segments

The following is a summary of sales by segment at:

Segments	March 31, 2012	March 31, 2011
Foam	$16,105,029	$14,826,356
Coatings	$2,544,952	$3,146,228

Index

Foam Segment

Foam sales increased $1,278,673, or 8.6%, in the first quarter of 2012 compared to the first quarter of 2011, due to energy conscious building owners and consumers continuing to seek relief from costly energy prices, as spray polyurethane foam (SPF) gains market share from replacing traditional insulation systems such as fiberglass. Foam equipment sales increased $177,289, or 19.4%, quarter over quarter. Foam cost of sales increased $1,409,713, or 12.2%, in the first quarter of 2012 compared to the first quarter of 2011, due to increases of $1,278,673, or 8.6%, in sales, $201,572, or 25.4%, in freight, and approximately 7.4% in material costs, partially offset by purchasing power with key vendor alliances and manufacturing efficiencies. Foam gross profit decreased $131,040, or 4.0%, and gross margin percentage decreased 2.6%, primarily from higher freight and material costs, offset by increased sales volumes and product prices, from the first quarter of 2012 compared to the first quarter of 2011. Foam segment profit decreased $201,134, or 31.6%, for the first quarter of 2012 compared to the first quarter of 2011, primarily due to higher freight and material costs, offset by an approximate 6.5% increase in sales prices and 93.5% increase in sales volumes.

Coatings Segment

Coatings sales decreased $601,276, or 19.1%, in the first quarter of 2012 compared to the first quarter of 2011, due to seasonal factors in the roofing markets. Coatings equipment sales increased $9,331, or 24.0%, quarter over quarter. Coatings cost of sales decreased $485,376, or 18.9%, in the first quarter of 2012 compared to the first quarter of 2011, due to decreases of $601,276, or 19.1%, in sales, and $16,323, or 9.3%, in freight, offset by an increase of approximately 5.8% in material costs. Coatings gross profit decreased $115,900, or 20.2%, due to lower sales volumes, and a gross margin percentage decline of 1.4%, primarily from higher material costs, from the first quarter of 2012 compared to the first quarter of 2011.  Coatings segment profit increased $601,276, or 19.1%, for the first quarter of 2012 compared to the first quarter of 2011, primarily due to a decrease in segment operating costs and expenses and an approximate 7.1% increase in sales prices and 107.1% increase in sales volumes.

Total Segments

Total segment sales increased $677,397, or 3.8%, cost of sales increased $924,337, or 6.5%, and gross profit decreased $246,940, or 6.5%, in the first quarter of 2012 compared to the first quarter of 2011.  Total segment profits decreased $186,661, or 28.5%, due primarily to increases of $185,249, or 19.1%, in freight, 5.9% in material costs, offset by increases of approximately 18.6% in sales prices and 81.4% in sales volumes, in the first quarter of 2012 compared to the first quarter of 2011.

Liquidity and Capital Resources

Cash on hand was to $-0- at March 31, 2012 and 2011, respectively, due to the automatic sweep of our bank accounts to automatically pay down our Revolver Loan pursuant to our Loan Agreement with the Bank, which is designed to save interest expense. Stockholders' Equity decreased $545,362, or 13.4%, from December 31, 2011 to March 31, 2012 due primarily to net loss of $870,121 and currency translation loss of $92,749, offset primarily by share based compensation expense of $299,833 related to non-employee director compensation. We have a $13 Million asset based bank financed Revolver Loan in place to fund our continuing operations, which is sufficient to meet our continuing operating requirements at March 31, 2012, we continue to experience record sales into 2012, and the associated increases in accounts receivable, inventory, and expenses to support our incline may require additional cash liquidity in the near term to sustain it. Management believes that the cash on hand, cash generated from operations, and the Revolver Loan, subject to borrowing base limitations (as described below) from the Bank, will be sufficient to fund operations, including any capital expenditures, through fiscal 2012. Notwithstanding the foregoing, we are seeking to raise additional capital through private placements of debt, or common or preferred stock with accredited sophisticated investors, to fund our aggressive strategic growth plans. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding Warrants may be triggered if any security sold is convertible into or exchangeable for our common stock based on the price of the common stock sold being less than the exercise price of the Warrants.  Moreover, pursuant to our Loan Agreement, we must prepay any amount outstanding under the Term Loan out of the net proceeds of the capital raised. At March 31, 2012, our outstanding Term Loan balance was $625,000. The Warrants anti-dilution feature and Loan Agreement prepayment requirement may adversely impact our ability to raise additional capital.

Net cash provided by operations was $434,672 for the three months ended March 31, 2012 compared to net cash used in operations of $242,257 for the three months ended March 31, 2011. The cash provided by operations for the three months ended March 31, 2012 was attributable to our net loss of $870,121, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $144,269 in depreciation for property, plant and equipment, $122,888 in amortization of other intangible assets related to assets purchased in prior business combinations and approvals and certifications required to effectively enter into international markets, $16,038 in provision for losses on accounts receivable due to a decrease in customer bankruptcies, $299,833 in share-based compensation due to expensing of stock options and restricted stock for non-employee director compensation arrangements, and $33,939 gain on derivative liability due to an increase in the volatility and decrease in the stock price of the Company's common stock.  The foregoing was augmented by increases of $142,904 in deposits and other non-current assets, net and $13,825 in accrued expenses and other current liabilities, offset by decreases of $609,104 in trade receivables, net due to increased collections, $1,273,446 in inventories due to more efficient utilization, $675,890 in prepaid expenses and other current assets primarily due to receipt of vendor rebates that were previously accrued, and $1,761,680 in accounts payable due to more efficient utilization of existing inventories.

Index

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Term Loan	$625,000	$—	$—	$—	$625,000
Revolving Loan	—	8,243,240	—	—	8,243,240
Loans Payable – Related Party	800,000	—	—	—	800,000
Long-Term Debt Obligations	40,516	19,816	—	—	60,332
Estimated Interest Payments on Long-Term Debt and Loan Obligations	435,837	178,026	—	—	613,863
Purchase Order Obligations	83,128	—	—	—	83,128
Operating Lease Obligations	491,769	1,325,001	73,288	—	1,890,058
Total	$2,476,250	$9,766,083	$73,288	$—	$12,315,621

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded; and (iii) a fixed charge coverage ratio of at least 1.1 to 1.0 tested monthly. The Loan Agreement was amended to increase the amount available under the Revolver Loan from $10,000,000 to $13,000,000, include a Basic Reserve of $650,000, which increases to $1,000,000 on or after June 30, 2012, allowing an EBITDA deficit of $200,000 for March 2012, and effective December 31, 2011, maintaining a fixed charge coverage ratio, tested monthly beginning on April 30, 2012 and continuing thereafter (a) on December 31, 2012, for the period January 1, 2012 through such test date, and (ii) thereafter, for the most recently completed 12 calendar months, of at least the ratio of 0.10 to 1.0 for April 30, 2012, 0.40 to 1.0 for May 31, 2012, 1.1 to 1.0 for June 30, 2012, and 1.1 to 1.0 for July 31, 2012 and thereafter. We were in compliance with our debt covenants at March 31, 2012. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the borrowing base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future borrowing base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank may accelerate all amounts outstanding under the Loan Agreement.

Net cash used in investing activities was $46,468 for the quarter ended March 31, 2012, reflecting a decrease of $89,467 when compared to $135,935 for March 31, 2011. We invested $49,469 in property, plant and equipment for the first quarter of 2012, primarily due to $30,023 for leasehold improvements and $9,320 for office furniture and equipment related to spray rig assembly operations, $4,264 for computers and software for the sales force, and $13,876 for machinery and equipment related to our manufacturing facilities.

Net cash used in financing activities was $413,130 for the first quarter of 2012, compared to net cash provided by financing activities of $337,484 for the first quarter of 2011. Under our Revolver Loan, we borrowed an aggregate of $21,463,405 and repaid an aggregate of $22,353,320, and under our Term Loan, we repaid $312,500, during the quarter ended March 31, 2012.  We also converted an affiliated customer’s prepayment for product of $300,000 and a non-affiliated company owned and operated by a relative of the Company’s Chairman of the Board for $500,000, into a loan payable – related party upon mutual agreement with the Bank. We also made principal repayments of $10,715 on our long term debt related to financed vehicles.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain a registered office in Canada, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We currently utilize credit insurance and letters of credit to mitigate any risk of collection in our business internationally.

Item 4.  Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011, are hereby incorporated in their entirety herein by this reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2012, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 415,145 shares of restricted common stock, par value $.01 per share, to a non-employee director for advisory and consulting services, which transaction was valued and recorded at $236,633.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.

See Index of Exhibits on Page 18.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2012	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: May 15, 2012	By:	/s/ Charles A. Zajaczkowski, CFO
	Name:	Charles A. Zajaczkowski
	Title:	CFO and Treasurer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1
Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).

10.2
Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.