Form 10-Q
period 2012-06-30
LAPOLLA INDUSTRIES INC
filed 2012-08-20
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 10, 2012 there were 107,406,417 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

Item 1.	Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED)

June 30, 2012 and December 31, 2011	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three and Six Months Ended June 30, 2012 and 2011	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2012 and 2011	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	9,792,765	11,541,181
Inventories	4,040,890	6,222,119
Prepaid Expenses and Other Current Assets	723,939	1,430,273
Total Current Assets	14,557,594	19,193,573

Property, Plant and Equipment	2,207,481	2,445,608

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,631,519	1,854,901
Deposits and Other Non-Current Assets, Net	461,660	388,340
Total Other Assets	6,328,007	6,478,069

Total Assets	$23,093,082	$28,117,250

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$11,944,827	$12,356,101
Accrued Expenses and Other Current Liabilities	1,162,677	1,395,103
Current Portion of Notes Payable	479,997	—
Current Portion of Term Note	—	937,500
Current Portion of Derivate Liability	129,611	154,518
Current Portion of Long-Term Debt	33,611	44,560
Total Current Liabilities	13,750,723	14,887,782

Other Liabilities:
Note Payable – Related Party	1,300,000	—
Accrued Interest Payable - Related Party	13,579	—
Non-Current Portion of Notes Payable	3,920,003	—
Non-Current Portion of Revolver Loan	2,662,976	9,133,155
Non Current Portion of Long-Term Debt	14,867	26,487
Total Other Liabilities	7,911,425	9,159,642

Total Liabilities	21,662,148	24,047,424

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 107,050,609 and 106,206,488
Issued and Outstanding for June 30, 2012 and December 31, 2011, respectively.	1,070,505	1,062,065
Additional Paid-In Capital	83,812,742	83,219,373
Accumulated (Deficit)	(83,287,706)	(80,093,937)
Accumulated Other Comprehensive Gain (Loss)	(164,607)	(117,675)
Total Stockholders' Equity	1,430,934	4,069,826

Total Liabilities and Stockholders' Equity	$23,093,082	$28,117,250

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$17,786,013	$21,652,971	$36,435,994	$39,625,556

Cost of Sales	15,366,221	17,610,780	30,443,470	31,763,691

Gross Profit	2,419,792	4,042,191	5,992,524	7,861,865

Operating Expenses:
Selling, General and Administrative	4,150,329	4,147,400	8,025,191	7,949,757
Professional Fees	134,350	216,103	239,583	333,114
Depreciation	59,167	72,798	120,738	141,106
Amortization of Other Intangible Assets	125,313	108,969	248,201	213,916
Consulting Fees	91,263	102,491	264,720	150,345
Total Operating Expenses	4,560,422	4,647,761	8,898,433	8,788,238

Operating (Loss)	(2,140,630)	(605,570)	(2,905,909)	(926,373)

Other (Income) Expense:
Interest Expense	155,237	132,856	303,965	260,365
Interest Expense – Related Party	13,579	—	13,579	—
(Gain) Loss on Derivative Liability	9,032	(39,548)	(24,907)	(17,871)
Other, Net	5,170	(30,007)	(4,777)	(51,468)
Total Other (Income) Expense	183,018	63,301	287,860	191,026

Net (Loss)	$(2,323,648)	$(668,871)	$(3,193,769)	$(1,117,399)

Net (Loss)	$(2,323,648)	$(668,871)	$(3,193,769)	$(1,117,399)
Dividends on Preferred Stock	—	(165,510)	—	(321,085)
Net (Loss) Available to Common Stockholders	$(2,323,648)	$(834,381)	$(3,193,769)	$(1,438,484)

Net (Loss) Per Share – Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted Average Shares Outstanding	106,761,747	81,070,982	106,570,728	81,219,546

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment Income (Loss)	(71,790)	43,971	(46,864)	84,381
Total Other Comprehensive Income (Loss)	$(71,790)	$43,971	$(46,864)	$84,381

Comprehensive (Loss)	$(2,488,255)	$(776,168)	$(3,358,376)	$(1,380,271)

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(3,193,769)	$(1,117,399)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	283,148	271,380
Amortization of Other Intangible Assets	248,201	213,916
Provision for Losses on Accounts Receivable	502,774	287,500
Share Based Compensation Expense	601,809	459,610
(Gain) Loss on Derivative Liability	(24,907)	(17,871)
(Gain) Loss on Disposal of Asset	9,075	—
Changes in Assets and Liabilities:
Trade Receivables	1,245,642	(2,718,880)
Inventories	2,181,229	(1,262,671)
Prepaid Expenses and Other Current Assets	706,334	126,232
Other Intangible Assets	(24,819)	(283,465)
Deposits and Other Non Current Assets	(73,320)	(64,754)
Accounts Payable	(411,275)	3,050,821
Accrued Expenses and Other Current Liabilities	(233,893)	(289,431)
Accrued Interest – Related Party	13,579	—
Accrued Interest – Notes Payable	1,467	—
Net Cash Provided by (Used in) Operating Activities	1,831,275	(1,345,012)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(67,744)	(270,060)
Disposals of Property, Plant and Equipment	13,649	—
Net Cash (Used in) Investing Activities	$(54,095)	$(270,060)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	39,635,356	40,660,300
Principal Repayments to Revolver Loan	(46,105,534)	(38,582,387)
Principal Repayments to Term Loan	(937,501)	(625,000)
Proceeds from Note Payable – Related Party	1,300,000	—
Proceeds from Notes Payable	4,400,000	—
Principal Repayments on Long Term Debt	(22,569)	(22,520)
Net Cash (Used in) Provided by Financing Activities	(1,730,248)	1,430,393

Net Effect of Exchange Rate Changes on Cash	(46,932)	84,381

Net Increase (Decrease) In Cash	—	(298)
Cash at Beginning of Period	—	298
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$233,194	$229,498

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Restricted Common Stock – Related Party for Series D Preferred Stock – Related Party	$—	$1,653,000
Issuance of Restricted Common Stock for Advisory/Consulting Services to Director	473,267	335,447
Issuance of Restricted Common Stock for Personal Guaranty to Related Party	3,699	—
Conversion of Accrued Series D Preferred Stock Dividends – Related Party to Preferred Stock	—	315,000
Accrued Series D Preferred Stock Dividends – Related Party	—	321,285

The Accompanying Notes are an Integral Part of the Financial Statements

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2012 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2011 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the three and six month periods ended June 30, 2012.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $129,611 and $154,518 as of June 30, 2012 and December 31, 2011, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $22.7 Million and $21.6 Million at June 30, 2012 and December 31, 2011, respectively. The Company recorded a valuation allowance against the deferred tax asset of $22.7 Million and $21.6 Million at June 30, 2012 and December 31, 2011, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at June 30, 2012 and December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.  The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at June 30, 2012. Net property, plant and equipment totaled $2,207,481 and $2,445,608 as of and for the quarter and year ended June 30, 2012 and December 31, 2011, respectively. Depreciation expense totaled $138,879 and $135,945, of which $79,712 and $63,147 was included in cost of sales, for the three months ended June 30, 2012 and 2011, and $283,148 and $271,380, of which $162,410 and $130,274 was included in cost of sales, for the six months ended June 30, 2012 and 2011, respectively.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at June 30, 2012 and December 31, 2011. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of June 30, 2012, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2012 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations and developed from in-house programs. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at June 30, 2012. Net other intangible assets totaled $1,631,519 and $1,854,901 as of and for the quarter and year ended June 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $125,313 and $108,969, and $248,201 and $213,916, for the three and six months ended June 30, 2012 and 2011, respectively.

Revenue Recognition

Sales are recognized as risk and title to product transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $273,338 and $285,158, and $578,919 and $424,494, for the three and six months ended June 30, 2012 and 2011, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax.  Freight included in cost of sales totaled $1,114,142 and $1,256,840, and $2,268,036 and $2,225,485, for the three and six months ended June 30, 2012 and 2011, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using lattice-based, Black Scholes, or straight-line valuation models and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense totaled $301,976 and $299,126, and $601,809 and $459,610, for the three and six months ended June 30, 2012 and 2011, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock based activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $890,000 and $820,000 at June 30, 2012 and December 31, 2011, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 1.	Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs.  At June 30, 2012 and 2011, deferred advertising totaled $62,094 and $19,106. Total advertising and marketing costs expensed totaled $447,457 and $370,041, and $897,163 and $742,555, for the three and six months ended June 30, 2012 and 2011, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive.  For the three and six months ended June 30, 2012, basic and diluted net (loss) per share are the same since: (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. There were no in-the-money vested and exercisable stock options or warrants included in the computation of net (loss) per share – diluted that could potentially dilute net (loss) per share in the future for the three and six months ended June 30, 2012.  The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the for the three and six months ended June 30, 2011 were: (a) 1,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 1,669,099 shares issuable upon exercise of vested and exercisable stock options.

Note 2.	Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. Raw materials and finished goods purchased from the three largest suppliers accounted for approximately 54% and 47%, and 47% and 45%, for the three and six months ended June 30, 2012 and 2011, respectively.

Note 3.	Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2012	December 31, 2011
Trade Receivables	$10,685,759	$12,361,372
Less: Allowance for Doubtful Accounts	(892,994)	(820,191)
Trade Receivables, Net	$9,792,765	$11,541,181

Note 4.	Inventories.

The following is a summary of inventories at:

	June 30, 2012	December 31, 2011
Raw Materials	$1,205,972	$2,063,624
Finished Goods	2,834,918	4,158,495
Total Inventories	$4,040,890	$6,222,119

Note 5.	Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2012	December 31, 2011
Vehicles	$791,660	$873,391
Leasehold Improvements	290,216	256,401
Office Furniture and Equipment	324,909	324,979
Computers and Software	1,125,088	1,109,671
Machinery and Equipment	2,451,224	2,466,777
Plant Construction in Progress	5,745	—
Total Property, Plant and Equipment	$4,988,842	$5,031,219
Less: Accumulated Depreciation	(2,781,361)	(2,585,611)
Total Property, Plant and Equipment, Net	$2,207,481	$2,445,608

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 6.	Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	June 30, 2012	December 31, 2011
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	June 30, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(701,235)	$859,235	$(622,235)
Product Formulation	138,471	(67,697)	138,471	(63,081)
Trade Names	740,325	(195,180)	740,325	(170,502)
Non-Competes	210,000	(168,000)	210,000	(147,000)
Approvals and Certifications	1,258,675	(508,720)	1,077,857	(402,066)
Certifications in Process	65,645	—	233,897	—
Total Other Intangible Assets	$3,272,351	$(1,640,832)	$3,259,785	$(1,404,884)

Note 7.	Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	June 30, 2012	December 31, 2011
Accrued Payroll	$124,167	$140,913
Accrued Commissions	67,951	104,000
Accrued Inventory Purchases	51,224	53,465
Accrued Taxes and Other	711,115	788,284
Accrued Insurance	198,125	296,312
Deferred Finance Charge Income	10,095	12,129
Total Accrued Expenses and Other Current Liabilities	$1,162,677	$1,395,103

Note 8.	Financing Instruments

(a)           Loan and Security Agreement.  The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $2,500,000 under a term loan ("Term Loan") and $13,000,000 under a revolver loan ("Revolver Loan") (the "Term Loan" and "Revolver Loan" are collectively referred to as "Bank Loans"). The Company granted the Bank a continuing security interest in and lien upon all Company property. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. On June 29, 2012, the Company and the Bank entered a Seventh Amendment of even date (the “Amendment”) to the Loan Agreement. Effective as of June 29, 2012, Section 1.1 was amended and restated to redefine the “Basic Reserve” as an amount, determined as of any day, equal to (a) on any day prior to the fixed charge coverage ratio (“FCCR”) satisfaction date, $250,000, and (b) on any day on or after the FCCR satisfaction date, $0, and extend the Revolver Loan termination date to March 31, 2014. New definitions were added: (a) the “FCCR Satisfaction Date” is the day that is 3 business days following the business day on which the Company delivers to the Bank its financial statements for a calendar month demonstrating that the FCCR, as of the last day of such calendar month, was equal to or greater than 1.0 to 1.0 and provide for executive officer certification of same; (b) “Subordinated Term Debt” as the principal amount of $4,400,000 under the certain Note Purchase Agreement (described in Item (b) below; and (c) “Subordinated Term Debt Intercreditor Agreement” of even date among the Bank, Company, and Enhanced (defined in Item (b) below). Moreover, Section 10.2.2, in relevant part, added a new subsection (k) for liens securing the Subordinated Term Debt, provided, that such liens are subordinated to the Bank’s liens under the Loan Agreement pursuant to the Subordinated Term Debt Intercreditor Agreement. Effective as of April 1, 2012, Section 10.3.2 of the Loan Agreement was amended and restated to reserve status, and as of June 29, 2012, Section 10.3.2 was amended and restated to add a FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. The Company was in compliance with its debt covenants at June 30, 2012.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8.	Financing Instruments - continued.

A brief summary of certain terms and conditions of the Bank Loans are provided below:

(i)      Revolver Loan.  The Revolver Loan obligates the Bank to make revolving loans and to issue letters of credit in an amount up to the $13,000,000 commitment and matures on March 31, 2014.  The proceeds of Revolver Loans are used by the Company to satisfy existing debt, pay obligations in accordance with the agreement, and for working capital and other lawful corporate purposes. At June 30, 2012, the balance outstanding on the Revolver Loan was $2,662,976 and the weighted-average interest rate was 3.30%; and

(ii)      Term Loan.  The Term Loan obligated the Bank to make $2,500,000 available to the Company upon closing of the Loan Agreement. The Term Loan was paid off out of the proceeds received from the Enhanced Notes (described in Item (b) below) on June 29, 2012.  The Term Loan was personally guaranteed by the Chairman of the Board and majority stockholder. The weighted-average interest rate up to June 29, 2012 was 4.25%.

(b)      Note Purchase Agreement.  On June 29, 2012, the Company and Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs for Texas”) and Enhanced Capital Texas Fund, LP (“Enhanced Texas Fund”), entered into a Note Purchase Agreement for $4.4 Million Subordinated Secured Variable Rate Notes due June 29, 2014 (“Note Purchase Agreement”). Subject to the terms and conditions of the Note Purchase Agreement, the Company authorized the sale and issuance of the subordinated secured promissory notes issued by the Company in the aggregate principal amount of $4,400,000 as of June 29, 2012, to mature on June 29, 2014, of which $2.2 Million was with Enhanced Jobs for Texas and $2.2 Million was with Enhanced Texas Fund (collectively, the “Enhanced Notes”). Repayment of the aggregate outstanding principal amount of the Enhanced Notes is at the rate of $53,333 per month from October 31, 2012 through June 30, 2013, $150,000 per month from July 2013 through May 31, 2014, and $2,270,000 on June 30, 2014. Interest on the Enhanced Notes is at a rate equal to 10.0% per annum from June 29, 2012 until December 31, 2012, 10.75% per annum from January 1, 2013 until March 31, 2013, and at a rate 0.75% higher each quarter thereafter until June 29, 2014, and an additional rate of 2.0% per annum from June 29, 2012 through June 29, 2014 on the principal balance of the Enhanced Notes on each monthly payment date, with the default interest rate 6% higher. The Company is required in the event of a liquidity event, to prepay any outstanding balance under the Enhanced Notes, plus accrued interest, the net proceeds arising from a casualty event, the net proceeds arising from an asset disposition, and the amounts paid to the Company pursuant to the issuance of capital stock (other than permitted issuances) or indebtedness (other than permitted indebtedness) following June 29, 2012. The Company has the right to prepay the Enhanced Notes, in whole or in part, at any time and from time to time after June 29, 2012.  Each prepayment of the Enhanced Notes is without premium or penalty. The Company also entered into a security agreement with the Note Purchase Agreement providing for a second lien on all assets of the corporation after the Bank, which has a first lien on all asset of the corporation. The debt covenants agreed upon by the Company under the Note Purchase agreement consist of a minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. For the three month periods ended September 30, 2012, October 31, 2012, November 30, 2012, and December 31, 2012, the minimum EBITDA required is $843,267, $1,002,433, $836,065, and $569,062, respectively. In addition, if liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0.  In any event, the Company is required to maintain minimum liquidity equal to or greater than $500,000 on any given day. The Note Purchase Agreement was personally guaranteed by the Chairman of the Board and majority stockholder (“Guarantor”) pursuant to a Guaranty Agreement of even date with Enhanced Texas Fund, as agent under the Note Purchase Agreement, to secure the Company’s performance under the Note Purchase Agreement.  The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Note Purchase Agreement, issued Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement (the “Shares”). The Shares were valued at $.27 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding (June 28, 2012) the closing date of June 29, 2012, for an aggregate amount of $1,350,000.  At June 30, 2012, the balance outstanding on the Enhanced Notes was $4,400,000 and the weighted-average interest rate was 10%.

(c)      Warrants.  The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest which matured and was paid off in 2010. Lapolla issued certain detachable warrants (“Warrants”) to ComVest and registered the underlying shares for the Warrants. The outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $129,611 at June 30, 2012.  The Company determined that no liability was recognizable at June 30, 2012 for registration payment arrangements due to the registration statement being effective at June 30, 2012. See also Note 9 - Derivatives and Fair Value for more information.

Note 9.	Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price (See Note 8 above, Item (c) Warrants, for more information). The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.”  These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At June 30, 2012 and December 31, 2011, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 9.	Derivatives and Fair Value - continued.

We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1, 2012 and December 31, 2011, respectively.  For June 30, 2012, the primary assumptions include projected volatility curve based on the Company's historical volatility of 144% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of June 30, 2012 was estimated to be $129,611. For December 31, 2011, the primary assumptions include projected annual volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2011 was estimated to be $154,518. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of June 30, 2012			As of December 31, 2011
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$129,611	$129,611	$129,611	$154,518	$154,518	$154,518
Total Derivative Liabilities	$129,611	$129,611	$129,611	$154,518	$154,518	$154,518

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	June 30, 2012		December 31, 2011
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$154,518	$154,518	$292,240	$292,240
Total Gains (realized/unrealized) included in Net Income (Loss)	(24,907)	(24,907)	(137,722)	(137,722)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$129,611	$129,611	$154,518	$154,518

Note 10.	Long Term Debt.

The following is a summary of long term debt at:

	June 30, 2012	December 31, 2011
Various notes payable on vehicles and equipment, due in monthly installments of $3,731 including interest, maturing through 2014.	$48,478	$71,047
Less: Current Maturities	(33,611)	(44,560)
Total Long-Term Debt	$14,867	$26,487

Note 11.	Related Party Transactions.

(a)      On January 20, 2012, the Company received a $300,000 prepayment from a customer in which the Chairman of the Board has an ownership interest, for the purchase of foam products for delivery in the second quarter of 2012.  The prepayment was converted into a promissory note due and payable from the Company to the customer prior to any order being delivered to the customer. See Item (f) below.

(b)      On February 28, 2012, a non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board, advanced $500,000 to the Company to build spray rigs. The advance was converted into a promissory note due and payable from the Company to the financing company prior to any spray rigs being built and delivered to customers.  See Item (g) below.

(c)      On April 2, 2012, the Chairman of the Board advanced $500,000 to the Company for working capital purposes. Prior to paying back the advance, the advance was converted into a promissory note due and payable from the Company to the Chairman of the Board.  See also Item (h) below.

Index

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11.	Related Party Transactions - continued.

(d)      On April 5, 2012, the Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer (“Schnitzer Agreement”), good until December 31, 2014 (“Term”), with an annual base salary of $200,000.  Mr. Schnitzer is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. He is also entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term.

(e)      On April 13, 2012, the Chairman of the Board advanced $265,000 to the Company for a specific liability and the Company repaid the Chairman back on said date.

(f)      On April 16, 2012, the $300,000 promissory note between the Company and a customer in which the Chairman of the Board has an ownership interest was assigned to the Chairman of the Board.  Refer to Item (a) above and See also (h) below.

(g)      On April 16, 2012, the $500,000 promissory note between the Company and a non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board was assigned to the Chairman of the Board.  Refer to Item (b) above and See also (h) below.

(h)           On April 16, 2012, the Company consolidated the promissory notes described in Items (c), (f) and (g) above into one $1,300,000 promissory note, bearing interest at 5% per annum, due, including accrued interest, on October 31, 2013, as part of a negotiation with the Bank to cure a default at December 31, 2011 in the Loan Agreement, and entered into a subordination agreement with the Bank.  See also Item (j) below.

(i)      On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 8 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement of even date with Enhanced Texas Fund, as agent under the Note Purchase Agreement, to secure the Company’s performance under the Note Purchase Agreement.  The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Note Purchase Agreement, issued Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement (the “Shares”). The Shares were valued at $.27 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding (June 28, 2012) the closing date of June 29, 2012, for an aggregate amount of $1,350,000.

(j)  On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 8 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company was required to extend the maturity date on his $1,300,000 promissory note (described in Item (h) above) to October 1, 2014 and further subordinate it to the Enhanced Notes.

Note 12.	Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and six months ended June 30, 2012 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net income per common share for the three and six months ended June 30, 2012.  For the three and six months ended June 30, 2012, a total of 7,062,348 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, and (b) 4,562,348 shares were for vested and exercisable stock options. All of the warrants and stock options had an exercise price less than the market value of the common share as of the periods then ended (“out-of-the-money”). Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports net income and the market value of the Company’s common shares increases and is greater than the exercise price for the out-of-the-money warrants or stock options.  For the three and six months ended June 30, 2011, a total of 4,865,757 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, of which 1,500,000 warrants had an exercise price greater than or equal to the market value of the common share as of the period then ended (“in-the-money”) and 1,000,000 warrants were out-of-the-money, and (b) 2,365,757 shares were for vested and exercisable stock options, of which 1,669,099 shares were in-the-money and 696,658 shares were out-of-the-money. Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports a profit for the in-the-money warrants or stock options and the market value of the Company’s common shares increases and is greater than the exercise price for the out-of-the-money warrants or stock options.

Note 13.	Securities Transactions.

(a)      During the quarter ended June 30, 2012, the Company issued an aggregate of 415,145 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $236,633.

(a)      During the quarter ended June 30, 2012, the Company issued an aggregate of 13,831 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for the Note Purchase Agreement, which transaction was valued and recorded at $3,734. See also Note 11 - Related Party Transactions, Item (i).

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended June 30,
	2012			2011
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$14,529,102	$3,256,911	$17,786,013	$17,342,545	$4,310,426	$21,652,971
Cost of Sales	12,571,142	2,795,079	15,366,221	14,005,804	3,604,976	17,610,780
Gross Profit	1,957,960	461,832	2,419,792	3,336,741	705,450	4,042,191
Depreciation	43,499	9,751	53,250	52,476	13,043	65,519
Amortization of Other Intangible Assets	92,129	20,652	112,781	78,549	19,523	98,072
Interest Expense	68,951	15,456	84,407	53,204	13,224	66,428
Segment Profit	$(821,734)	$(161,277)	$(983,011)	$649,075	$37,441	$686,516
Segment Assets (1)	18,229,717	4,572,006	22,801,723	23,696,721	6,227,819	29,924,540
Expenditures for Segment Assets	$17,008	$3,812	$20,820	$26,445	$6,573	$33,018

	Six Months Ended June 30,
	2012			2011
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$30,634,131	$5,801,863	$36,435,994	$32,168,902	$7,456,654	$39,625,556
Cost of Sales	25,559,980	4,883,490	30,443,470	25,584,929	6,178,762	31,763,691
Gross Profit	5,074,151	918,373	5,992,524	6,583,973	1,277,892	7,861,865
Depreciation	91,352	17,313	108,665	103,192	23,805	1,261,997
Amortization of Other Intangible Assets	187,636	35,744	223,380	156,467	36,058	192,525
Interest Expense	101,060	20,530	121,590	79,501	18,804	98,305
Segment Profit	$(386,214)	$(128,341)	$(514,555)	$1,285,730	$55,904	$1,341,634
Segment Assets (1)	18,229,717	4,572,006	22,801,723	23,696,721	6,227,819	29,924,540
Expenditures for Segment Assets	$57,528	$10,216	$67,744	$116,796	$25,746	$142,542

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2012	2011	2012	2011
Total Profit or Loss for Reportable Segments	$(983,011)	$686,515	$(514,555)	$1,341,634
Unallocated Amounts:
Corporate Expenses	(1,340,637)	(1,355,386)	(2,679,214)	(2,459,033)
Income (Loss) Before Income Taxes	$(2,323,648)	$(668,871)	$(3,193,769)	$(1,117,399)

Assets	At June 30, 2012	At December 31, 2011
Total Assets for Reportable Segments (1)	$22,801,723	$27,402,113
Other Unallocated Amounts (2)	291,359	715,137
Consolidated Total	$23,093,082	$28,117,250
[Missing Graphic Reference]
(1)      Segment assets are the total assets used in the operation of each segment.
(2)      Includes corporate assets which are principally cash and cash equivalents and deposits.

Note 15.	Subsequent Events.

(a)      Effective July 1, 2012, the CEO and President, EVP and Secretary, and CFO and Treasurer, as well as an advisor and consultant, agreed to reductions in their cash remuneration, based on the financial condition of the Company.  See also Item 4 – Other Information for more details.

(b)      Effective July 9, 2012, the COO, received an increase in his annual base salary to $250,000 per annum.  See also Note 11 - Related Party Transactions, Item (d).

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and six months ended June 30, 2012 and 2011, and our financial condition at June 30, 2012. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the quarter ended March 31, 2012 and year ended December 31, 2011.

Outlook

The Company’s outlook has changed and remains positive. During the second quarter of 2012, the Company experienced a significant spike in raw material costs across all product lines, greater transportation costs on a per trip basis, force majeure on certain raw materials (primarily isocyanate for our foams), and slowed market demand due to rising raw material prices and the unwillingness of end users to absorb them. In order to combat the rapid onset of these extraordinary market conditions, the Company hired a Chief Operating Officer, raised capital, changed sales strategy in Canada, slowed international expansion efforts, made substantial operating cost reductions, and raised prices to customers. The impact of Management’s efforts is yielding results in the third quarter and margins are increasing as expected. Although we do not expect to achieve record sales growth for the remainder of 2012, we do expect to improve our gross margin throughout the year and into the future. The markets for our energy saving foam and coating products are highly competitive. We believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to achieve positive results and improve our bottom line. Lapolla’s organization offers the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

June 30, 2012	June 30, 2011
$17,786,013	$21,652,971

Sales decreased $3,866,958, or 17.9%, from the second quarter of 2012 compared to the second quarter of 2011.  Foam sales decreased $2,813,443, or 16.2%, and coatings sales decreased $1,053,515, or 24.4%, quarter over quarter, due primarily to slowed demand from rising sales prices. Our AirTight Division, a turn-key SPF startup equipment and training operation, had approximately $2,755,895 and $4,173,701 in sales for the second quarter of 2012 and 2011, respectively. Sales pricing changes added approximately $302,662, while sales volumes decreased approximately $4,756,761, in sales for the second quarter of 2012, compared to sales pricing changes adding approximately $249,637, while sales volumes increased approximately $4,756,761, in sales for the second quarter of 2011.

Cost of Sales

Cost of sales decreased $2,244,559, or 12.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Cost of sales decreased $1,434,662, or 10.2%, for our foams, and $809,897, or 22.5%, for our coatings, quarter over quarter, due primarily to decreases of $2,813,443, or 16.2%, and $1,053,515, or 24.4%, in our foam and coatings sales, respectively. We had a 11.4% decrease in freight costs, along with an approximate 7.0% increase in material costs, in the second quarter of 2012 compared to the second quarter of 2011.  Although freight costs decreased as a percentage, trip rates cost more on a per truck basis in the second quarter.  In addition, material costs increased not only from higher trip rates but also force majeure of isocyanate (which comprises 50% of our foam costs) creating a shortage in availability and elevated prices.

Gross Profit

Our gross profit decreased $1,622,399, or 40.1%, for the second quarter of 2012 compared to the second quarter of 2011, due to the 7.0% increase in material costs and 17.9% decrease in sales. Gross margin percentage decreased 5.1%, quarter over quarter, due to higher trip rates and material costs, offset by approximately 1.4% in sales pricing changes, manufacturing efficiencies, and purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $87,339, or 1.9%, in the second quarter of 2012 compared to the second quarter of 2011, due to decreases of $81,753 in professional fees, $13,631 in depreciation, and $11,228 in consulting fees, offset by increase of $2,929 in SG&A and $16,344 in amortization of other intangible assets.

Index

SG&A increased $2,929, or 0.1%, in the second quarter of 2012 compared to the second quarter of 2011, due to increases of $311,736, or 178.1%, in bad debts primarily due to an increase in our accrual for bad debt allowance for aged customer accounts and bankruptcies, $106,738, or 33.2%, in marketing and promotions due primarily to increases $38,202 in trade shows, $11,650 in training and education, and $13,186 in materials, and $2,850, or 1.0% in share based compensation, offset by decreases of $95,635, or 83.3%, in advertising due to utilizing less printed ads, $94,436, or 20.5%, in corporate office expenses due primarily to decreases of $23,963 in telephones, $24,637 in corporate taxes and $56,178 in temporary labor, offset by increases of $18,032 in collection fees and $13,663 in dues and subscriptions, $13,756, or 10.2%, in distribution expenses due to more efficiently managing and consolidating bonded warehouses, $3,745, or 3.7%, in insurances, $9,404, or 43.9%, in investor relations, $18,426, or 1.0%, in payroll and related employee benefits due to a reduction in our work force from cost cutting measures, $28,728, or 33.4%, in rents due to cost cutting efforts, $105,230, or 30.0%, in sales commissions due to less sales volumes during the quarterly period, and $49,035, or 18.6%, in travel and travel related services primarily due to decreases of $29,876 in airfare and $15,907 in lodging.

Professional fees decreased $81,753, or 37.8%, from the second quarter of 2012 compared to the second quarter of 2011, due to a decrease in legal fees.

Depreciation expense decreased $13,631, or 18.7%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to a decrease in depreciable assets.

Amortization of other intangible assets expense increased $16,344, or 15.0%, in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, due to an increase in amortizable assets primarily relating to approvals and certifications.

Consulting fees decreased $11,228, or 11.0%, in the second quarter of 2012 compared to the second quarter of 2011, due to a decrease in our need for outside services.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other income (expense) increased $119,717, or 189.1% from the second quarter of 2012 compared to the second quarter of 2011, due to increases of $22,381 for interest expense, $13,579 for interest expense – related party, offset by a decrease of $48,580 in gain on derivative liability related to outstanding warrants, and $24,836 in income from other, net.

Interest expense increased $22,381, or 16.8%, in the three months ended June 30, 2012 due to increased interest rates on our current bank financing compared to the three months ended June 30, 2011.

Interest expense – related party was $13,579 for the quarter ended June 30, 2012 compared to $-0- for the quarter ended June 30, 2011, due to no outstanding related party loans or notes in the prior comparable period.

Our gain on derivative liability decreased $48,580, or 122.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to less of a decline in the fair value attributable to outstanding warrants.

Other, net decreased $35,177, or 117.2%, in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, due to less finance charges available for collection on aged trade receivables and a loss of $11,052 on the disposal of an asset.

Net (Loss)

Net loss increased $1,654,779, or 247%, in the second quarter of 2012 compared to the second quarter of 2011, due to a decrease of $1,622,401, or 40.1%, in gross profit, and an increase of $119,717 in other, net, offset by a decrease of $87,340, or 1.9%, in operating expenses.  Net loss per share was $0.02 for the quarter ended June 30, 2012 compared to $0.01 for the quarter ended June 30, 2011.

Net (Loss) Available to Common Stockholders

Net loss available to common stockholders increased $1,489,267, or 178.5%, in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, due to the net loss of $2,323,648.  There was no preferred stock outstanding during the current period.  Net loss per share available to common stockholders was $0.02 for the quarter ended June 30, 2012 compared to $0.01 for the quarter ended June 30, 2011.

Comprehensive (Loss)

Comprehensive loss increased $1,712,087, or 220.6%, in the second quarter of 2012 compared to the second quarter of 2011, due to our net loss of $2,323,648 and a cumulative foreign currency translation loss of $164,607.

Index

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	June 30, 2012	June 30, 2011
Foam	$14,529,102	$17,342,545
Coatings	$3,256,911	$4,310,426

Foam Segment

Foam sales decreased $2,813,443, or 16.2%, in the second quarter of 2012 compared to the second quarter of 2011, due primarily to slowed demand from rising sales prices.  Foam equipment sales decreased $359,984, or 34.3%, for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. Foam cost of sales decreased $1,434,662, or 10.2%, quarter over quarter, due to decreases of $2,813,443, or 16.2%, in sales and approximately 7.0% in material costs from force majeure of certain raw materials, offset by a decrease of 81,603, or 8.2%, in freight costs (although freight costs increased on a per trip basis), manufacturing efficiencies, and purchasing power with key vendor alliances. Foam gross profit decreased $1,378,781, or 41.3%, and gross margin percentage decreased 5.7%, from the second quarter of 2012 compared to the second quarter of 2011, due primarily to force majeure of certain raw materials, higher freight costs on a per trip basis, and rising material costs. Foam segment profit decreased $1,470,810, or 226.6%, in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the unwillingness of end users to absorb rising raw material and freight costs on a per trip basis and an approximate 17.4% decrease in sales volumes from market share losses, offset by an approximate 1.2% increase in sales volumes from higher sales prices.

Coatings Segment

Coatings sales decreased $1,053,515, or 24.4%, in the second quarter of 2012 compared to the second quarter of 2011, due primarily to slowed demand from rising sales prices.  Coatings cost of sales decreased $809,897, or 22.5%, quarter over quarter, due to decreases of $1,053,515, or 24.4%, in sales, and $61,545, or 23.9%, in freight (although freight costs were higher on a per trip basis), partially offset by and an approximate 0.2% increase in material costs. Coatings gross profit decreased $243,618, or 34.5%, and gross margin percentage decreased 2.2%, due primarily to higher freight costs on a per trip basis, and rising material costs, for the second quarter of 2012 compared to the second quarter of 2011.  Coatings segment loss was $161,277 for the second quarter of 2012 compared to a profit of $37,440 in the second quarter of 2011, primarily due to the unwillingness of end users to absorb rising raw material costs (although an approximate 2.3% increase in sales volumes from higher sales prices occurred) and freight costs on a per trip basis and an approximate 26.7% decrease in sales volumes from market share losses.

Total Segments

Total segment profits decreased $1,669,527, or 243.2%, due to decreases of $3,866,958, or 17.9%, in sales, $2,244,559, or 12.7%, in cost of sales, due to an approximate 7.0% increase in material costs, partially offset by an 11.4% decrease in freight costs, resulting in a $1,622,399%, or 40.1%, decrease in gross profit and corresponding gross margin percentage decrease of 5.1%, in the second quarter of 2012 compared to the second quarter of 2011.

Performance for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Overall Results of Operations

Sales

The following is a summary of sales for the six months ended:

June 30, 2012	June 30, 2011
$36,435,994	$39,625,556
gfdsa
Sales decreased $3,866,958, or 17.9%, in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.  Foam sales decreased $2,813,443, or 16.2%, and coatings sales decreased $1,053,515, or 24.4%, period over period, due primarily to slowed demand from rising sales prices in the second quarter and seasonal factors for coatings in the first quarter.  Our AirTight Division had approximately $6,385,620 and $6,915,120 in sales for the six months ended June 30, 2012 and 2011, respectively.  Sales pricing changes added approximately $506,508 and $340,552, while sales volumes decreased approximately $3,696,070 and increased approximately $9,234,095, in sales for the six month periods ended June 30, 2012 and 2011, respectively. The sharp decline in sales volumes, period over period, primarily related to force majeure of certain raw materials and the unwillingness of end users to absorb higher sales prices resulting from increasing material costs during the second quarter and seasonal factors in the first quarter.

Cost of Sales

Cost of sales decreased $1,320,222, or 4.2%, for the period ended June 30, 2012 compared to the period ended June 30, 2011. Cost of sales decreased $24,949, or 0.1%, for our foams, and $1,295,273, or 21.0%, for our coatings, period over period, due primarily to decreases of $1,534,771, or 4.8%, and $1,654,791, or 22.2%, in our foam and coatings sales, respectively. We had a $42,551, or 1.9%, increase in freight costs due to higher per trip rates during the second quarter, offset by lower sales volumes in the second quarter, along with an approximate 5.0% increase in material costs due to continued profit taking by feedstock suppliers, in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. In addition, material costs increased not only from higher trip rates but also force majeure of isocyanate (which comprises 50% of our foam costs) creating a shortage in availability and elevated prices.

Index

Gross Profit

Our gross profit decreased $1,869,340, or 23.8%, for the period ended June 30, 2012 compared to the same period for 2011, due to the 5.0% increase in material costs, 1.9% increase in freight costs, and 8.0% decline in sales volumes.  Gross margin percentage decreased 3.4%, period over period, due to lower sales volumes, and higher freight trip rates and material costs, offset by approximately 1.3% in sales pricing changes, manufacturing efficiencies, and purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $110,193, or 1.3%, in the period ended June 30, 2012 compared to the period ended June 30, 2011, due to increases of $75,434 for SG&A, $34,285 for amortization of other intangible assets, and $114,376 for consulting fees, offset by decreases of $93,532 for professional fees, and $20,369 for depreciation.

SG&A increased $75,434, or 0.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 20121, due to increases of $215,375, or 74.9%, in bad debts primarily due to an increase in our accrual for bad debt allowance for aged customer accounts and bankruptcies, $4,787, or 1.9%, in distribution due to broadening our bonded warehouse coverage throughout the United States and Canadian markets to better serve our customers in the first quarter offset by more efficiently managing and consolidation of bonded warehouses in the second quarter due to lower sales volumes, $38,570, or 21.0, in insurances due to less claims being filed requiring deductible payments, $90,751, or 12.1%, in marketing and promotions due primarily to increases of $28,106 in materials, $4,905 in promotions, and $7,326 in training and education, $149,473, or 4.2%, in payroll and related employee benefits, primarily due to hiring additional sales, customer and technical service, and manufacturing personnel to meet anticipated growth requirements during the first quarter, offset by reductions in personnel in the second quarter due to lower than expected sales volumes, and $142,199, or 30.9% in share based compensation due to recognizing a full six months of expense related to a non-employee director’s advisory and consulting agreement, offset by decreases of $82,347, or 58.3%, for advertising due to utilizing less printed ads, $293,293, or 28.1%, in corporate office expenses due primarily to decreases of $10,654 in telephones, $10,464 in computer supplies, $7,500 in collection fees, $52,818 in corporate taxes, $72,167 in executive bonuses, $20,894 in office supplies, and $62,372 in temporary labor, offset by increases of $36,578 in dues and subscriptions and $15,868 in repairs and maintenance, $11,809, or 44.2%, in investor relations, $53,247, or 33.5%, in rents due to cost cutting efforts, $83,178, or 13.8%, in sales commissions due to less sales volumes during the second quarter, and $41,845, or 8.2%, in travel and travel related services primarily due to decreases of $21,944 in airfare and $27,550 in lodging.

Professional fees decreased $93,5321 or 28.1%, from the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due to a decrease in legal fees.

Depreciation expense decreased $20,368, or 14.4%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to a decrease in depreciable assets for vehicles.

Amortization of other intangible assets expense increased $34,285, or 16.0%, for the period ended June 30, 2012 compared to the same period in 2011, due to an increase in amortizable assets primarily relating to approvals and certifications.

Consulting fees increased $114,375, or 76.1, from the six month period ended June 30, 2012 compared to the six month period ended June 30, 2012, due to recognizing a full period of cash expense related to a non-employee director’s advisory and consulting agreement and advice from a global firm for establishing a presence in various countries internationally.

Other (Income) Expense

Our total other income (expense) is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other income (expense) increased $96,834, or 50.7% from the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to increases of $43,600 for interest expense, $13,579 for interest expense – related party, and a decrease of $46,691 in income from other, net, offset by an increase of $7,036 in gain on derivative liability related to outstanding warrants.

Interest expense increased $43,600, or 16.7%, in the six months ended June 30, 2012 due to increased interest rates on our current bank financing compared to the three months ended June 30, 2011.

Interest expense – related party was $13,579 for the six month period ended June 30, 2012 compared to $-0- for the six month period ended June 30, 2011, due to no outstanding related party loans or notes in the prior comparable period.

Our gain on derivative liability increased $7,036, or 39.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to an increase in the fair value during the second quarter offset by a decrease in the fair value during the first quarter, attributable to outstanding warrants.

Other, net decreased $46,691, or 90.7%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to less finance charges available for collection on aged trade receivables and a loss of $9,075 on the disposal of an asset.

Net (Loss)

Net loss increased $2,076,370, or 186.0, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to a decrease of $1,869,341, or 23.8%, in gross profit, and increases of  $110,193, 1.3%, in operating expenses, and $96,835, or 50.7, in other, net.  Net loss per share was $0.03 for the six month period ended June 30, 2012 compared to $0.02 for the six month period ended June 30, 2011.

Index

Net (Loss) Available to Common Stockholders

Net loss available to common stockholders increased $1,755,285, or 118.2%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to the net loss of $3,193,769. There was no preferred stock outstanding during the current period.  Net loss per share available to common stockholders was $0.03 for the six month period ended June 30, 2012 compared to $0.02 for the six month period ended June 30, 2011.

Comprehensive (Loss)

Comprehensive loss increased $1,978,105, or 143.3%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to our net loss of $3,193,769 and a cumulative foreign currency translation loss of $164,607.

Results of Business Segments

The following is a summary of sales by segment for the six months ended:

Segments	June 30, 2012	June 30, 2011
Foam	$30,634,131	$32,168,902
Coatings	$5,801,863	$7,456,654

Foam Segment

Foam sales decreased $1,534,771, or 4.8%, in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to slowed demand from rising sales prices in the second quarter.  Foam equipment sales decreased $182,695, or 10.2%, for the period ended June 30, 2012 compared to the period ended June 30, 2011. Foam cost of sales decreased $24,949, or 0.1%, period over period, due to decreases of $1,534,771, or 4.8%, in sales and $119,969, or 6.7%, in freight (although freight costs increased on a per trip basis), and an increase of approximately 5.0% in material costs from force majeure of certain raw materials, offset by manufacturing efficiencies, and purchasing power with key vendor alliances.  Foam gross profit decreased $1,509,822, or 22.9%, and gross margin percentage decreased 3.9%, from the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to force majeure of certain raw materials, higher freight costs on a per trip basis, and rising material costs during the second quarter offset by increased sales volumes in the first quarter. Foam segment profit decreased $1,671,944, or 130.0%, for the six months ended June 30, 2012 compared to the six months ended June 30, 20122, primarily due to the unwillingness of end users to absorb rising material prices and freight costs on a per trip basis (although an approximate 1.0% increase in sales volumes occurred from higher sales prices) and an approximate 5.8% decrease in sales volumes from market share losses, during the second quarter, offset by an approximate 6.5% increase in sales prices and 93.5% increase in sales volumes during the first quarter.

Coatings Segment

Coatings sales decreased $1,654,791, or 22.2%, in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to slowed demand from rising sales prices in the second quarter and seasonal factors in the first quarter.  Coatings cost of sales decreased $1,295,272, or 21.0%, period over period, due to decreases of $1,654,791, or 22.2%, in sales and $77,418, or 17.9%, in freight (although freight costs were higher on a per trip basis), partially offset by an approximate 1.60% increase in material costs.  Coatings gross profit decreased $359,519, or 28.1% and gross margin percentage decreased 1.3%, due primarily to higher freight costs on a per trip basis and rising material costs, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.  Coatings segment loss was $128,341 for the six months ended June 30, 2012 compared to a profit of $55,903 for the six months ended June 30, 2011, primarily due to the unwillingness of end users to absorb rising raw material costs (although an approximate 2.4% increase in sales volumes from higher sales prices occurred) and freight costs on a per trip basis in the second quarter and seasonal factors in the first quarter, and an approximate 24.6% decrease in sales volumes from market share losses.

Total Segments

Total segment profits decreased $1,856,188, or 138.4%, due to decreases of $3,189,562, or 8.0%, in sales, $1,320,222, or 4.2%, in cost of sales, due to increases of approximately 5.0% in material costs and 1.9% in freight costs, resulting in a $1,869,340, or 23.8%, decrease in gross profit and corresponding gross margin percentage decrease of 3.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash available under our Revolver Loan was $4,571,336 (See Enhanced Notes below) and $1,246,443 at June 30, 2012 and December 31, 2011, respectively.  We maintain a Revolver Loan with a banking institution that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day.  The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our Bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily by us and provided to Bank for funding.  Stockholders' equity decreased $2,068,641, or 50.8%, from December 31, 2011 to June 30, 2012, due to the net loss of $3,193,769, and reductions, net, to common stock par value of $8,440, offset by increases to additional paid in capital of $593,369 from the share based compensation expense attributed to issuances of common stock to non-employee directors, and a currency translation gain of $46,864 from our Canadian operations.

Index

We have a $13 Million asset based bank financed Revolver Loan in place to fund our continuing operations. On June 29, 2012, the Company borrowed $4,400,000 to increase working capital which dropped due to higher material costs during the six month period ended June 30, 2012. Management believes that the cash generated from operations, and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, are sufficient to fund operations, including capital expenditures, through 2012. Notwithstanding the foregoing, we will require additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors, to fund aggressive growth.  If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding warrants may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold. Moreover, pursuant to our Enhanced Note Purchase Agreement (described elsewhere in this filing), we must prepay any amount outstanding under the Enhanced Notes ($4.4 Million at June 30, 2012) out of the net proceeds of the capital raised if we undertake a registered secondary offering of our common stock pursuant to a registration statement.

Net cash provided by operating activities was $1,831,275 for the six months ended June 30, 2012 compared to net used in operating activities of $1,345,012 for the six months ended June 30, 2011. The cash provided by operating activities for the six months ended June 30, 2012 was attributable to our net loss of $3,193,769, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $283,148 in depreciation for property, plant and equipment, $248,201 in amortization of other intangible assets related to assets purchased in business combinations and approvals and certifications, $502,774 in provision for losses on accounts receivable due to an increase in bad debt accruals, and $601,809 in share-based compensation due to expensing of stock options and restricted stock for non-employee directors, offset by a $24,907 gain on derivative liability due to a decrease in the fair value attributable as a result of the warrants approaching their maturity. The foregoing was augmented by decreases of $1,245,642 in trade receivables, $2,181,229 in inventories, $706,334 in prepaid expenses and other current assets, $73,320 in deposits and other non-current assets, $411,274 in accounts payable, and $233,893 in accrued expenses and other current liabilities, due primarily to a $3,189,562, or 8.0 decrease in sales and $1,320,222, or 4.2%, increase in cost of sales, offset by an increase of $73,320 in deposits and other non-current assets.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Loan	$—	$2,662,976	$—	$—	$2,662,976
Note Payable – Related Party	—	1,300,000	—	—	1,300,000
Enhanced Notes	480,000	3,920,000	—	—	4,400,000
Long-Term Debt Obligations	33,611	14,867	—	—	48,478
Estimated Interest Payments on Long-Term Debt and Loan/Note Obligations	855,669	977,523	—	—	1,833,192
Purchase Order Obligations	67,797	—	—	—	67,797
Operating Lease Obligations	496,420	1,313,726	—	—	1,810,146
Total	$1,933,497	$10,189,092	$—	$—	$12,122,589
*The information provided in the table above relates to bank and other credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. The Company has three four material debt covenants to comply with relating to its Note Purchase Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. For the three month periods ended September 30, 2012, October 31, 2012, November 30, 2012, and December 31, 2012, the minimum EBITDA required is $843,267, $1,002,433, $836,065, and $569,062, respectively; (iii) If liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0; and (iv) Company is required to maintain minimum liquidity equal to or greater than $500,000. We were in compliance with our Loan Agreement and Note Purchase Agreement debt covenants at June 30, 2012.

Net cash used in investing activities was $54,095 for the six months ended June 30, 2012, reflecting a decrease of $215,965 when compared to $270,060 for the six months ended June 30, 2011. We invested $67,744 in property, plant and equipment during the six month period ended June 30, 2012, of which $33,564 was for leasehold improvements, $12,996 was for office equipment, and $15,439 was for computers and software for upgrades to our accounting system.

Net cash used in financing activities was $1,730,248 for the six months ended June 30, 2012, compared to net cash provided by financing activities of $1,430,393 for the six months ended June 30, 2011. We borrowed an aggregate of $39,635,536 and repaid an aggregate of $46,105,534 from the Bank pursuant to our Revolver Loan, an aggregate of $1,300,000 was borrowed from our Chairman of the Board pursuant to a Note Payable – Related Party, and we borrowed $4,400,000 from Enhanced pursuant to a Note Purchase Agreement (which funds were used to pay off our Term Loan with a balance of $312,500, certain financing closing cost and expenses, and reduce our Revolver Loan balance upon receipt of the funds on June 29, 2012), and made principal repayments of $22,569 on our long term debt primarily related to financed vehicles, during the six months ended June 30, 2012.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain a sales presence in Canada (we closed our Canadian registered office due to adopting a different sales strategy in the second quarter of 2012), our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We primarily utilize letters of credit to mitigate any risk of collection in our business outside of the United States and Canada.

Item 4.	Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, if any, were being undertaken.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and operating at the reasonable assurance level. A material weakness existed.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

As a result of our auditor’s review procedures, certain adjustments were made to the financial statements relating to: (a) allowance for bad debts, (b) accruals for vendor rebates, and (c) the reversal of a recorded gain contingency. These identified misstatements were not prevented by Management and compensating controls failed to correct the affected account balances or disclosure and have resulted in a material weakness. The actions that the Company has taken and/or is in the process of taking to correct the material weakness includes: (i) retention of a COO with a CPA background; (ii) performing reviews monthly and quarterly of all estimates and contingencies, such as other receivables, bad debt reserve, goodwill, other intangible assets, and revenue based accruals, and information subsequent to periods covered by the financial statements, to improve timeliness, accuracy, and disclosure; and (iii) increased executive level oversight on all of the aforementioned reviews by the CEO, CFO, COO, and CCO.

As described above, we have made, and are in the process of making, changes in our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the second quarter of 2012 and subsequent to the date of this report.

Index

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are hereby incorporated in their entirety herein by this reference.

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

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2012, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended:

(a)      An aggregate of 415,145 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $236,633; and

(b)      An aggregate of 13,831 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transaction was valued and recorded at $3,734.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Other Information.

(a)	Amendments to Named Executive Officers’ Executive Employment Agreements

(i)           Effective July 1, 2012, the Company and Douglas J. Kramer, entered into a third amendment to that certain Executive Employment Agreement dated May 5, 2008, as amended, changing his annual base salary from $400,000 per annum to $350,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(ii)           Effective July 1, 2012, the Company and Mr. Adams, entered into a fourth amendment to that certain Executive Employment Agreement dated May 18, 2009, as amended, changing his annual base salary from $200,000 per annum to $180,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(iii)           Effective July 1, 2012, the Company and Mr. Zajaczkowski, entered into a second amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, changing his annual base salary from $185,000 per annum to $166,500 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(iv)           Effective July 1, 2012, the Company and Mr. Nadel, entered into an first amendment to that certain Advisory/Consulting Agreement dated February 22, 2011, changing his monthly fee from $16,667 to $13,333.

Item 5.	Exhibits.

See Index of Exhibits on Page 22.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date: August 20, 2012	By:	/s/ Douglas J. Kramer, CEO
	Name:	Douglas J. Kramer
	Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date: August 20, 2012	By:	/s/ Charles A. Zajaczkowski, CFO
	Name:	Charles A. Zajaczkowski
	Title:	CFO, Treasurer, and Principal Accounting Officer

Index

INDEX OF EXHIBITS

Exhibit Number	Description
10.1
Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)

10.2	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.3	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.4	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.5	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.6
Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)

10.7	Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company.
10.8	Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company.
10.9	Second Amendment, effective July 1, 2012, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company.
10.10	First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.