Form 10-Q/A
period 2012-06-30
LAPOLLA INDUSTRIES INC
filed 2012-09-14
CIK 875296

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 20, 2012 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 20, 2012) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

 (i)

LAPOLLA INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

			Page
PART II	OTHER INFORMATION

	Item 5	Exhibits	1

SIGNATURES			2

INDEX OF EXHIBITS			3

 (ii)

PART II — OTHER INFORMATION

Item 5. Exhibits.

See Index of Exhibits on Page 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.
Date: September 14, 2012
By : /s/ Douglas J. Kramer, CEO
Name: Douglas J. Kramer
Title: CEO and President

LAPOLLA INDUSTRIES, INC.

Date: September 14, 2012	By: /s/ Charles A. Zajaczkowski, CFO
Name: Charles A. Zajaczkowski
Title: CFO, Treasurer, and Principal
Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended June 30, 2012, filed with the SEC on August 20, 2012.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.