Form 10-Q
period 2012-09-30
LAPOLLA INDUSTRIES INC
filed 2012-11-19
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

As of November 8, 2012 there were 108,462,362 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2012 and December 31, 2011	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three and Nine Months Ended September 30, 2012 and 2011	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	8,867,016	11,541,181
Inventories	3,825,734	6,222,119
Prepaid Expenses and Other Current Assets	376,352	1,430,273
Total Current Assets	13,069,102	19,193,573

Property, Plant and Equipment	2,094,921	2,445,608

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,527,792	1,854,901
Deposits and Other Non-Current Assets, Net	482,176	388,340
Total Other Assets	6,244,796	6,478,069

Total Assets	$21,408,819	$28,117,250

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,811,521	$12,356,101
Accrued Expenses and Other Current Liabilities	925,387	1,395,103
Current Portion of Notes Payable	929,997	—
Current Portion of Term Note	—	937,500
Current Portion of Derivate Liability	82,276	154,518
Current Portion of Long-Term Debt	27,835	44,560
Total Current Liabilities	9,777,016	14,887,782

Other Liabilities:
Note Payable – Related Party	1,300,000	—
Accrued Interest Payable - Related Party	30,204	—
Non-Current Portion of Notes Payable	3,470,003	—
Non-Current Portion of Revolver Loan	5,529,939	9,133,155
Non Current Portion of Long-Term Debt	10,277	26,487
Total Other Liabilities	10,340,423	9,159,642

Total Liabilities	20,117,439	24,047,424

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 108,100,321 and 106,206,488
Issued and Outstanding for September 30, 2012 and December 31, 2011, respectively.	1,081,003	1,062,065
Additional Paid-In Capital	84,274,321	83,219,373
Accumulated (Deficit)	(83,963,304)	(80,093,937)
Accumulated Other Comprehensive (Loss)	(100,640)	(117,675)
Total Stockholders' Equity	1,291,380	4,069,826

Total Liabilities and Stockholders' Equity	$21,408,819	$28,117,250

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$17,619,928	$24,761,645	$54,055,922	$64,387,201

Cost of Sales	14,132,708	20,614,492	44,576,178	52,378,183

Gross Profit	3,487,220	4,147,153	9,479,744	12,009,018

Operating Expenses:
Selling, General and Administrative	3,351,056	3,942,554	11,376,247	11,892,311
Professional Fees	101,672	67,803	341,255	400,918
Depreciation	55,400	80,935	176,138	222,041
Amortization of Other Intangible Assets	125,666	116,728	373,867	330,644
Consulting Fees	128,536	201,108	393,256	351,453
Total Operating Expenses	3,762,330	4,409,128	12,660,763	13,197,367

Operating Loss	(275,110)	(261,975)	(3,181,019)	(1,188,349)

Other (Income) Expense:
Interest Expense	271,206	151,727	575,171	412,092
Interest Expense – Related Party	190,460	—	204,039	—
(Gain) Loss on Derivative Liability	(47,335)	(53,405)	(72,242)	(71,276)
Other, Net	(13,843)	(40,706)	(18,620)	(92,174)
Total Other (Income) Expense	400,488	57,616	688,348	248,642

Net Loss	$(675,598)	$(319,591)	$(3,869,367)	$(1,436,991)

Net Loss	$(675,598)	$(319,591)	$(3,869,367)	$(1,436,991)
Dividends on Preferred Stock	—	(181,731)	—	(503,016)
Net Loss Available to Common Stockholders	$(675,598)	$(501,322)	$(3,869,367)	$(1,940,007)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted Average Shares Outstanding	107,251,163	81,073,788	106,788,112	81,136,935

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment Income (Loss)	63,967	(159,911)	17,035	(75,530)
Total Other Comprehensive Income (Loss)	$63,967	$(159,911)	$17,035	$(75,530)

Comprehensive Loss	$(611,631)	$(479,502)	$(3,852,332)	$(1,512,521)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities
Net (Loss):	$(3,869,367)	$(1,436,991)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	414,465	414,782
Amortization of Other Intangible Assets	373,867	330,644
Provision for Losses on Accounts Receivable	664,628	475,000
Share Based Compensation Expense	900,050	761,621
Interest Expense – Related Party	204,040	—
(Gain) Loss on Derivative Liability	(72,242)	(71,276)
(Gain) Loss on Disposal of Asset	9,075	(12,864)
Changes in Assets and Liabilities:
Trade Receivables	2,009,537	(3,680,190)
Inventories	2,396,385	(563,121)
Prepaid Expenses and Other Current Assets	1,053,921	(54,261)
Other Intangible Assets	(46,758)	—
Deposits and Other Non Current Assets	(93,836)	(551,729)
Accounts Payable	(4,544,580)	3,709,908
Accrued Expenses and Other Current Liabilities	(469,716)	(629,305)
Net Cash Provided by (Used in) Operating Activities	(1,070,531)	(1,307,782)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(86,501)	(405,360)
Disposals of Property, Plant and Equipment	13,649	16,061
Net Cash (Used in) Investing Activities	$(72,852)	$(389,299)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	61,858,039	64,822,579
Principal Repayments to Revolver Loan	(65,461,255)	(62,079,567)
Principal Repayments to Term Loan	(937,501)	(937,500)
Proceeds from Note Payable – Related Party	1,300,000	—
Proceeds from Notes Payable	4,400,000	—
Principal Repayments on Long Term Debt	(32,935)	(33,200)
Net Cash (Used in) Provided by Financing Activities	1,126,348	1,772,312

Net Effect of Exchange Rate Changes on Cash	17,035	(75,530)

Net Increase (Decrease) In Cash	—	(298)
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$(298)

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$464,634	$361,266

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Restricted Common Stock – Related Party for Series D Preferred Stock – Related Party	$—	$1,653,000
Issuance of Series D Preferred Stock – Related Party for Cancellation of Indebtedness	—	315,000
Accrued Series D Preferred Stock Dividends – Related Party	—	252,844

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2012 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2011 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the three and nine month periods ended September 30, 2012.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $82,276 and $154,518 as of September 30, 2012 and December 31, 2011, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 9 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $22.7 Million and $21.6 Million at September 30, 2012 and December 31, 2011, respectively. The Company recorded a valuation allowance against the deferred tax asset of $22.7 Million and $21.6 Million at September 30, 2012 and December 31, 2011, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2012 and December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at September 30, 2012. Net property, plant and equipment totaled $2,094,921 and $2,445,608 as of September 30, 2012 and December 31, 2011, respectively. Depreciation expense totaled $131,317 and $143,402, of which $75,917 and $62,467 was included in cost of sales, for the three months ended September 30, 2012 and 2011, and $414,465 and $414,782, of which $238,327 and $192,741 was included in cost of sales, for the nine months ended September 30, 2012 and 2011, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at September 30, 2012 and December 31, 2011. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 6 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of September 30, 2012, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2012 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations and developed from in-house programs. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 6 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at September 30, 2012. Net other intangible assets totaled $1,527,792 and $1,854,901 as of and for the quarter and year ended September 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $125,666 and $116,728, and $373,867 and $330,644, for the three and nine months ended September 30, 2012 and 2011, respectively.

Revenue Recognition

Sales are recognized as risk and title to product transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $373,708 and $365,911, and $952,627 and $790,405, for the three and nine months ended September 30, 2012 and 2011, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales totaled $980,049 and $1,387,056, and $3,248,085 and $3,612,541, for the three and nine months ended September 30, 2012 and 2011, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using lattice-based, Black Scholes, or straight-line valuation models and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Share based compensation expense totaled $298,241 and $302,011, and $900,050 and $761,621, for the three and nine months ended September 30, 2012 and 2011, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock based activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was $828,907 and $820,191 at September 30, 2012 and December 31, 2011, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. At September 30, 2012 and 2011, deferred advertising totaled $48,255 and $-0-. Total advertising and marketing costs expensed totaled $204,947 and $226,397, and $1,102,110 and $1,172,512, for the three and nine months ended September 30, 2012 and 2011, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2012, basic and diluted net (loss) per share are the same since: (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. There were no in-the-money vested and exercisable stock options or warrants included in the computation of net (loss) per share – diluted that could potentially dilute net (loss) per share in the future for the three and nine months ended September 30, 2012. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the for the three and nine months ended September 30, 2011 were 583,333 shares of common stock issuable upon exercise of vested and exercisable stock options.

Note 2. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. Raw materials and finished goods purchased from the three largest suppliers accounted for approximately 53% and 50%, and 43% and 48%, for the three and nine months ended September 30, 2012 and 2011, respectively.

Note 3. Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2012	December 31, 2011
Trade Receivables	$9,695,923	$12,361,372
Less: Allowance for Doubtful Accounts	(828,907)	(820,191)
Trade Receivables, Net	$8,867,016	$11,541,181

Note 4. Inventories.

The following is a summary of inventories at:

	September 30, 2012	December 31, 2011
Raw Materials	$1,238,198	$2,063,624
Finished Goods	2,587,536	4,158,495
Total Inventories	$3,825,734	$6,222,119

Note 5. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2012	December 31, 2011
Vehicles	$795,796	$873,391
Leasehold Improvements	295,752	256,401
Office Furniture and Equipment	325,497	324,979
Computers and Software	1,130,322	1,109,671
Machinery and Equipment	2,452,002	2,466,777
Plant Construction in Progress	10,788	—
Total Property, Plant and Equipment	$5,010,157	$5,031,219
Less: Accumulated Depreciation	(2,915,236)	(2,585,611)
Total Property, Plant and Equipment, Net	$2,094,921	$2,445,608

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 6. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	September 30, 2012	December 31, 2011
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

The following is a summary of Other Intangible Assets at:

	September 30, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer Lists	$859,235	$(740,735)	$859,235	$(622,235)
Product Formulation	138,471	(70,005)	138,471	(63,081)
Trade Names	740,325	(207,519)	740,325	(170,502)
Non-Competes	210,000	(178,500)	210,000	(147,000)
Approvals and Certifications	1,259,538	(581,994)	1,077,857	(402,066)
Certifications in Process	98,976	—	233,897	—
Total Other Intangible Assets	$3,306,545	$(1,778,753)	$3,259,785	$(1,404,884)

Note 7. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	September 30, 2012	December 31, 2011
Accrued Payroll	$(11,390)	$140,913
Accrued Commissions	59,385	104,000
Accrued Inventory Purchases	26,248	53,465
Accrued Taxes and Other	731,634	788,284
Accrued Insurance	103,210	296,312
Deferred Finance Charge Income	16,300	12,129
Total Accrued Expenses and Other Current Liabilities	$925,387	$1,395,103

Note 8. Financing Instruments

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $2,500,000 under a term loan ("Term Loan") and $13,000,000 under a revolver loan ("Revolver Loan"). The Company granted the Bank a continuing security interest in and lien upon all Company property. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. Effective as of June 29, 2012: (a) “Basic Reserve” was changed to $250,000 determined on a fixed charge coverage ratio (“FCCR”) satisfaction date; (b) Revolver Loan termination date was extended to March 31, 2014; (c) a “FCCR Satisfaction Date” which is the day that is 3 business days following the business day on which the Company delivers to the Bank its financial statements for a calendar month demonstrating that the FCCR, as of the last day of such calendar month, was equal to or greater than 1.0 to 1.0; (d) “Subordinated Term Debt” was defined as the principal amount of $4,400,000 under that certain Note Purchase Agreement (described in Item (b) below); (e) liens securing the Subordinated Term Debt were subordinated to the Bank’s liens under the Loan Agreement; (f) a FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At September 30, 2012, the balance outstanding on the Revolver Loan was $5,529,939 and the weighted-average interest rate was 5.00%. The Term Loan was paid off out of the proceeds received from the Enhanced Notes (described in Item (b) below) on June 29, 2012. The Company was in compliance with its Loan Agreement debt covenants at September 30, 2012. Refer to Note 15 – Subsequent Events, Item (a) for more information.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 8. Financing Instruments - continued.

(b) Note Purchase Agreement. On June 29, 2012, the Company and Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs for Texas”) and Enhanced Capital Texas Fund, LP (“Enhanced Texas Fund”), entered into a Note Purchase Agreement for $4.4 Million Subordinated Secured Variable Rate Notes due June 29, 2014 (“Note Purchase Agreement”), of which $2.2 Million was with Enhanced Jobs for Texas and $2.2 Million was with Enhanced Texas Fund (collectively, the “Enhanced Notes”). Repayment of the principal amount of the Enhanced Notes is at the rate of $53,333 per month from October 31, 2012 through June 30, 2013, $150,000 per month from July 2013 through May 31, 2014, and $2,270,000 on June 30, 2014. Interest on the Enhanced Notes is at a rate equal to 10.0% per annum from June 29, 2012 until December 31, 2012, 10.75% per annum from January 1, 2013 until March 31, 2013, and at a rate 0.75% higher each quarter thereafter until June 29, 2014, and an additional rate of 2.0% per annum from June 29, 2012 through June 29, 2014 on the principal balance of the Enhanced Notes on each monthly payment date, with the default interest rate 6% higher. The Company is required in the event of a liquidity event, to prepay any outstanding balance under the Enhanced Notes, plus accrued interest, the net proceeds arising from a casualty event, the net proceeds arising from an asset disposition, and the amounts paid to the Company pursuant to the issuance of capital stock (other than permitted issuances) or indebtedness (other than permitted indebtedness) following June 29, 2012. The Company has the right to prepay the Enhanced Notes without premium or penalty. The Company also entered into a security agreement with the Note Purchase Agreement providing for a second lien on all assets of the corporation after the Bank, which has a first lien on all asset of the corporation. The debt covenants agreed upon by the Company under the Note Purchase agreement consist of a minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. For the three month periods ended September 30, 2012, October 31, 2012, November 30, 2012, and December 31, 2012, the minimum EBITDA required is $843,267, $1,002,433, $836,065, and $569,062, respectively. In addition, if liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0. The Company is required to maintain minimum liquidity of $500,000 on any given day. The Note Purchase Agreement was personally guaranteed by the Chairman of the Board and majority stockholder of the Company (“Guarantor”), in exchange for the Company issuing the Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The shares of restricted common stock were valued at $.27 per share (closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing) for an aggregate amount of $1,350,000, and which amount is being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Notes. At September 30, 2012, the balance outstanding on the Enhanced Notes was $4,400,000 and the weighted-average effective interest rate was approximately 27.5%. The Company was not initially in compliance with all of its debt covenants at September 30, 2012, specifically, the minimum EBITDA requirements in the Note Purchase Agreement were not met. Effective September 30, 2012, the Company amended the Enhanced Note Purchase Agreement, wherein the minimum EBITDA schedule was revised (For the three month period ended September 30, 2012, the minimum EBITDA required was $300,628), the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. As a result of these amendments, we regained compliance with our Note Purchase Agreement debt covenants at September 30, 2012. As a result of the amendment, the Company was in compliance with all of its Note Purchase Agreement debt covenants at September 30, 2012. Refer to Note 15 – Subsequent Events, Item (b) for more information.

(c) Warrants. The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest which matured and was paid off in 2010. Lapolla issued certain detachable warrants (“Warrants”) to ComVest and registered the underlying shares for the Warrants. The outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $82,276 at September 30, 2012. The Company determined that no liability was recognizable at September 30, 2012 for registration payment arrangements due to the registration statement being effective at September 30, 2012. See also Note 9 for more information.

Note 9. Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to the freestanding Warrants to purchase common stock and determined these instruments were required to be accounted for as derivatives as of January 1, 2009 due to the down round protection feature on the exercise price (See Note 8 above, Item (c) Warrants, for more information). The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.” These derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At September 30, 2012 and December 31, 2011, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of January 1, 2012 and December 31, 2011, respectively. For September 30, 2012, the primary assumptions include projected volatility curve based on the Company's historical volatility of 184% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of September 30, 2012 was estimated to be $82,276. For December 31, 2011, the primary assumptions include projected annual volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2011 was estimated to be $154,518. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Derivatives and Fair Value - continued.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of September 30, 2012			As of December 31, 2011
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$82,276	$82,276	$82,276	$154,518	$154,518	$154,518
Total Derivative Liabilities	$82,276	$82,276	$82,276	$154,518	$154,518	$154,518

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	September 30, 2012		December 31, 2011
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$154,518	$154,518	$292,240	$292,240
Total Gains (realized/unrealized)
included in Net Income (Loss)	(72,242)	(72,242)	(137,722)	(137,722)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$82,276	$82,276	$154,518	$154,518

Note 10. Long Term Debt.

The following is a summary of long term debt at:

	September 30, 2012	December 31, 2011
Various notes payable on vehicles and equipment, due in monthly installments of $3,731
including interest, maturing through 2014.	$38,112	$71,047
Less: Current Maturities	(27,835)	(44,560)
Total Long-Term Debt	$10,277	$26,487

Note 11. Related Party Transactions.

(a) The Company issued an aggregate of 419,707 and 1,249,997 shares of restricted common stock, par value $.01 per share, to Jay C. Nadel, Vice Chairman of Lapolla, pursuant to his advisory and consulting services agreement, which transactions were valued and recorded in the aggregate at $239,234 and $712,500, for the three and nine months ended September 30, 2012, respectively.

(b) The Company issued an aggregate of 630,137 and 643,137 shares of restricted common stock, par value $.01 per share, to Richard J. Kurtz, Chairman of the Board and principal stockholder of Lapolla, for the personal guaranty he entered into for the benefit of Lapolla in connection with the $4.4 Million in financing from Enhanced, which transactions were valued and recorded in the aggregate at $170,137 and $173,836, respectively. See also Item (c) below.

(c) The Company accrued an aggregate of $190,460 of interest expense – related party for Richard J. Kurtz, Chairman of the Board and principal stockholder, of which $20,323 relates to interest expense at 5% per annum on his $1,300,000 promissory note and $170,137 relates to share based compensation expense classified as interest expense due to being directly associated with the personal guaranty entered into as security for the $4.4 Million in financing from Enhanced. Refer to Item (b) above.

Note 12. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine months ended September 30, 2012 as their effect would be anti-dilutive. Common stock equivalents were considered in calculating diluted net income per common share for the three and nine months ended September 30, 2012.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 12. Net Income (Loss) Per Common Share – Basic and Diluted - continued.

For the three and nine months ended September 30, 2012, a total of 7,062,348 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, and (b) 4,562,348 shares were for vested and exercisable stock options. All of the warrants and stock options had an exercise price less than the market value of the common share as of the periods then ended (“out-of-the-money”). Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports net income and the market value of the Company’s common shares increases and is greater than the exercise price for the out-of-the-money warrants or stock options.

For the three and nine months ended September 30, 2011, a total of 4,848,757 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, all of which were out-of-the-money, and (b) 2,348,757 shares were for vested and exercisable stock options, of which 583,333 stock options had an exercise price less than or equal to the market value of the common shares as of the period then ended (“in-the-money”) and 1,765,424 stock options were out-of-the-money. Such outstanding warrants and stock options could be included in the calculation in the future if the Company reports a profit for in-the-money warrants or stock options and the market value of the Company’s common shares increases and is greater than the exercise price for out-of-the-money warrants or stock options.

Note 13. Securities Transactions.

(a) During the quarter ended September 30, 2012, the Company issued an aggregate of 419,707 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $239,234. See also Note 11 - Related Party Transactions, Item (a).

(b) During the quarter ended September 30, 2012, the Company issued an aggregate of 636,238 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for the Note Purchase Agreement, which transaction was valued and recorded at $170,137. See also Note 11 - Related Party Transactions, Item (b).

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

Reportable Segments

The following table includes information about our reportable segments for the:

	Three Months Ended September 30,
	2012			2011
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$14,350,255	$3,269,673	$17,619,928	$20,547,356	$4,214,289	$24,761,645
Cost of Sales	11,617,847	2,514,862	14,132,709	17,112,941	3,501,551	20,614,492
Gross Profit	2,732,408	754,811	3,487,219	3,434,415	712,738	4,147,153
Depreciation	40,607	9,252	49,859	60,445	12,397	72,842
Amortization of Other Intangible Assets	92,112	20,988	113,100	87,175	17,880	105,055
Interest Expense	187,998	42,835	230,833	62,952	12,912	75,864
Segment Profit	$387,817	$220,602	$608,419	$759,837	$180,357	$940,194
Segment Assets (1)	$16,879,159	$4,330,826	$21,209,985	$23,474,004	$6,407,847	$29,881,851
Expenditures for Segment Assets	$15,276	$3,481	$18,757	$76,903	$15,773	$92,676

	Nine Months Ended September 30,
	2012			2011
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$44,984,386	$9,071,536	$54,055,922	$52,716,258	$11,670,943	$64,387,201
Cost of Sales	37,177,828	7,398,350	44,576,178	42,697,868	9,680,315	52,378,183
Gross Profit	7,806,558	1,673,186	9,479,744	10,018,390	1,990,628	12,009,018
Depreciation	131,959	26,565	158,524	163,636	36,202	199,838
Amortization of Other Intangible Assets	279,748	56,732	336,480	243,642	53,937	297,579
Interest Expense	289,058	63,365	352,423	142,453	31,716	174,169
Segment Profit	$1,603	$92,260	$93,864	$2,044,654	$236,067	$2,280,721
Segment Assets (1)	$16,879,159	$4,330,826	$21,209,985	$23,474,004	$6,407,847	$29,881,851
Expenditures for Segment Assets	$72,805	$13,696	$86,501	$193,698	$41,519	$235,217

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 14. Business Segment Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2012	2011	2012	2011
Total Profit or Loss for Reportable Segments	$608,419	$940,194	$93,864	$2,280,721
Unallocated Amounts:
Corporate Expenses	(1,284,017)	(1,259,785)	(3,963,231)	(3,717,712)
Income (Loss) Before Income Taxes	$(675,598)	$(319,591)	$(3,869,367)	$(1,436,991)

Assets	At September 30, 2012	At December 31, 2011
Total Assets for Reportable Segments (1)	$21,209,985	$27,402,113
Other Unallocated Amounts (2)	198,834	715,137
Consolidated Total	$21,408,819	$28,117,250

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and cash equivalents and deposits.

Note 15.   Subsequent Events.

(a) Loan and Security Agreement - The Company and Bank of America entered into an amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time, wherein the definition of “Basic Reserve” was changed to an amount, determined as of any day, equal to $750,000, the definition of “FCCR Satisfaction Date” was deleted, and a FCCR equal to at least 1.00, tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months.

(b) Note Purchase Agreement - The Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP entered an amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012, wherein the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and nine months ended September 30, 2012 and 2011, and our financial condition at September 30, 2012. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for each of the calendar quarter periods during 2012 and year ended December 31, 2011.

Outlook

The Company’s outlook remains positive and optimistic. Starting at the end of the second quarter, the Company hired a Chief Operating Officer, raised capital, changed sales strategy in Canada, limited international expansion efforts, slashed operating costs, and adopted an elective process of elimination of low margin or generally unfavorable business, to combat industry-wide challenges including record high commodity and raw material costs and shortages in availability of materials from force majeure events. As a result, the trends of the first half of 2012 have been reversed and, as expected, gross margin percentages are up and the Company is poised for accelerated growth with more controls for market opportunities. The markets for our energy saving foam and coating products are highly competitive. We believe that our competitive advantages rooted in our product formulations, credentials, approvals, performance, pricing, technical customer service, and widespread availability due to our broad distribution channels, will enable us to achieve positive results and improve our bottom line. Lapolla’s organization offers the flexibility, quality of products, and responsiveness that only a smaller company dynamic can provide. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

September 30, 2012	September 30, 2011
$17,619,928	$24,761,645

Sales decreased $7,141,717, or 28.8%, from the third quarter of 2012 compared to the second quarter of 2011. Foam sales decreased $6,197,101, or 30.2%, and coatings sales decreased $944,616, or 22.4%, quarter over quarter, due primarily to slowed demand from rising sales prices. Our AirTight Division, a turn-key SPF startup equipment and training operation, had approximately $2,702,287 and $2,778,897 in sales for the third quarter of 2012 and 2011, respectively. Sales pricing changes added approximately $683,786, while sales volumes decreased approximately $7,825,503, in sales for the third quarter of 2012, compared to sales pricing changes adding approximately $451,926, while sales volumes increased approximately $4,864,685, in sales for the third quarter of 2011.

Cost of Sales

Cost of sales decreased $6,481,783, or 31.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Cost of sales decreased $5,495,094, or 32.1%, for our foams, and $986,689, or 28.2%, for our coatings, quarter over quarter, due primarily to decreases of $6,197,101, or 30.2%, and $944,616, or 22.4%, in our foam and coatings sales, respectively. We had decreases of $407,007, or 29.3% in freight costs and approximately 2.0% in material costs, in the third quarter of 2012 compared to the third quarter of 2011.

Gross Profit

Our gross profit decreased $659,934, or 15.9%, for the third quarter of 2012 compared to the third quarter of 2011, due primarily to the $7,141,717, or 28.8% decrease in sales and $6,481,783, or 31.4% decrease in cost of sales. Gross margin percentage increased 3.1%, quarter over quarter, due to approximately 6.6% in sales pricing changes, improved manufacturing efficiencies, and purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $646,798, or 14.7%, in the third quarter of 2012 compared to the third quarter of 2011, due to decreases of $591,498 in SG&A, $25,535 in depreciation, and $72,572 in consulting fees, offset by increases of $33,869 in professional fees and $8,938 in amortization of other intangible assets.

SG&A decreased $591,498, or 15.0%, in the third quarter of 2012 compared to the third quarter of 2011, due to decreases of $377,220, or 20.7% in payroll and related employee benefits due to reductions in our work force from cost cutting measures, $94,399, or 41.7% in marketing and promotions due primarily to decreases of $32,715 in trade shows, $29,283 in printing and reproduction, and $6,437 in training and education, $31,005 or 6.9% in corporate office expenses due primarily to decreases of $12,761 in temporary labor, $11,236 in gas and electricity, $8,056 in office expenses, $7,093 in office supplies, and $4,493 in corporate taxes, offset by increases of $10,784 in dues and subscriptions, and $11,813 in repairs and maintenance, $44,739, or 17.9% in travel and travel related services primarily due to decreases of $28,167 in airfare and $17,067 in lodging, $28,568, or 8.3% in sales commissions due to less sales volume during the quarterly period, $25,645, or 13.7%, in bad debts primarily due to collection of accounts receivables written-off in prior periods, $12,246, or 9.9%, in distribution expenses due to more efficiently managing and consolidating bonded warehouses, and $5,175, or 7.2% in rents due to cost cutting efforts.

Professional fees increased $33,869, or 50.0%, in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an increase in legal fees.

Depreciation expense decreased $25,535, or 31.6%, in third quarter of 2012 compared to the third quarter of 2011, due to a decrease in depreciable assets.

Amortization of other intangible assets expense increased $8,938, or 7.7%, in the third quarter of 2012 compared to the third quarter of 2011, due to an increase in amortizable assets primarily relating to approvals and certifications.

Consulting fees decreased $72,572, or 36.1%, in the third quarter of 2012 compared to the third quarter of 2011, due to a decrease in our need for outside services.

Other Income (Expense)

Our total other income (expense) is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other income (expense) increased $342,872, or 595.1% in the third quarter of 2012 compared to the third quarter of 2011, due to increases of $119,479 for interest expense, $190,460 for interest expense – related party, decreases of $6,070 in gain on derivative liability related to outstanding warrants, and $13,998 in income from other, net.

Interest expense increased $119,479, or 78.2% in the third quarter of 2012 compared to the third quarter of 2011, primarily due to interest from Enhanced Notes.

Interest expense – related party was $190,460 for the quarter ended September 30, 2012 compared to $-0- for the quarter ended September 30, 2011, due to no outstanding related party loans or notes in the prior comparable period.

Our gain on derivative liability decreased $6,070 or 11.4% in the third quarter of 2012 compared to the third quarter of 2011, due to less of a decline in the fair value attributable to outstanding warrants.

Other, net decreased $26,862, or 66.0% in the third quarter of 2012 compared to the third quarter of 2011, due to less finance charges available for collection on aged trade receivables and a gain on the disposal of an asset in the prior comparable period.

Net (Loss)

Net loss increased $356,007, or 111.4%, in the third quarter of 2012 compared to the third quarter of 2011, due to a decrease of $659,933 or 15.9%, in gross profit, and an increase of $342,872 in total other expenses, offset by a decrease of $646,798, or 14.7%, in total operating expenses. Net loss per share was $0.01 for the quarter ended September 30, 2012 compared to $0.01 for the quarter ended September 30, 2011.

Net (Loss) Available to Common Stockholders

Net loss available to common stockholders increased $174,276, or 34.8%, in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, due to the net loss of $675,598. There was no preferred stock outstanding during the current period. Net loss per share available to common stockholders was $0.01 for the quarter ended September 30, 2012 compared to $0.01 for the quarter ended September 30, 2011.

Comprehensive (Loss)

Comprehensive loss increased $132,129, or 27.6%, in the second quarter of 2012 compared to the second quarter of 2011, due to our net loss of $675,598 offset by a cumulative foreign currency translation gain of $63,967.

Results of Business Segments

The following is a summary of sales by segment for the three months ended:

Segments	September 30, 2012	September 30, 2011
Foam	$14,350,255	$20,547,356
Coatings	$3,269,673	$4,214,289

Foam Segment

Foam sales decreased $6,197,101, or 30.2%, in the third quarter of 2012 compared to the third quarter of 2011, due primarily to rising sales prices. Foam equipment sales decreased $680,988, or 58.1%, for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Foam cost of sales decreased $5,495,094, or 32.1%, quarter over quarter, due to decreases of $6,197,101 or 30.2%, in sales, approximately 1.1% in material costs, $345,799 or 30.0%, in freight costs, and improved manufacturing efficiencies. Foam gross profit decreased $702,007, or 20.4%, and gross margin percentage decreased 2.3%, from the third quarter of 2012 compared to the third quarter of 2011, due primarily to lower sales volumes. Foam segment profit decreased $388,111, or 50.0%, in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an approximate

24.3% decrease in sales from market share losses due to higher sales prices, offset by an approximate 3.5% increase in sales from higher sales prices.

Coatings Segment

Coatings sales decreased $944,616, or 22.4%, in the third quarter of 2012 compared to the third quarter of 2011, due primarily to rising sales prices. Coatings cost of sales decreased $986,689, or 28.2%, quarter over quarter, due to decreases of $944,616, or 22.4%, in sales, and $61,208, or 26.0%, in freight, 4.6% in material costs, and improved manufacturing efficiencies. Coatings gross profit increased $42,073 or 5.9%, and gross margin percentage increased 6.2%, due primarily to higher sales prices, for the third quarter of 2012 compared to the third quarter of 2011. Coatings segment profit increased $42,057, or 23.6%, in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an approximate 2.3% increase in sales from higher sales prices, offset by an approximate 26.2% decrease in sales from market share losses due to higher sales prices.

Total Segments

Total segment profits decreased $346,054, or 36.3%, due to decreases of $7,141,171, or 28.8%, in sales, $6,481,783, or 31.4%, in cost of sales, resulting in a $659,934, or 15.9%, decrease in gross profit and corresponding gross margin percentage decrease of 3.1%, in the third quarter of 2012 compared to the third quarter of 2011.

Performance for the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Overall Results of Operations

Sales

The following is a summary of sales for the nine months ended:

September 30, 2012	September 30, 2011
$54,055,922	$64,387,200

Sales decreased $10,331,278, or 16.0%, in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. Foam sales decreased $7,731,872, or 14.7%, and coatings sales decreased $2,599,406, or 22.3%, period over period, due primarily to slowed demand from rising sales prices. Our AirTight Division had approximately $9,087,906 and $9,756,832 in sales for the nine months ended September 30, 2012 and 2011, respectively. Sales pricing changes added approximately $1,166,076 and $930,106, while sales volumes decreased approximately $11,497,354 and increased approximately $9,234,095, in sales for the nine month periods ended September 30, 2012 and 2011, respectively. The sharp decline in sales volumes, period over period, primarily related to rising sales prices for the third quarter, force majeure events limiting availability of certain raw materials and higher sales prices resulting from increasing material costs during the second quarter, and seasonal factors in the first quarter.

Cost of Sales

Cost of sales decreased $7,802,003, or 14.9%, for the period ended September 30, 2012 compared to the period ended September 30, 2011. Cost of sales decreased $5,520,040, or 12.9%, for our foams, and $2,281,963, or 23.6%, for our coatings, period over period, due primarily to decreases of $7,731,872, or 14.7%, and $2,599,406, or 22.3%, in our foam and coatings sales, respectively. We had decreases of $364,456, or 10.1%, in freight costs and approximately 1.0% in material costs, in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.

Gross Profit

Our gross profit decreased $2,529,275, or 21.1%, for the period ended September 30, 2012 compared to the same period for 2011, due primarily to the $10,331,278, or 16.0%, decrease in sales and $7,802,003, or 14.9%, decrease in cost of sales. Gross margin percentage decreased 1.2%, period over period, due to lower sales volumes, higher trip rates, rising material costs, offset by approximately 6.9% in sales pricing changes, improved manufacturing efficiencies, and purchasing power with key vendor alliances.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $536,604, or 4.1%, in the period ended September 30, 2012 compared to the period ended September 30, 2011, due to decreases of $516,064 for SG&A, $59,663 for professional fees, $45,903 for depreciation, offset by increases of $43,223 for amortization of other intangible assets and $41,803 for consulting fees.

SG&A decreased $516,064, or 4.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 20121, due primarily to decreases of $324,298 in corporate office expenses due primarily to decreases of $57,311 in corporate taxes, $72,167 in non-accrual of executive bonuses, $27,987 in office supplies, $75,000 in temporary labor, and $61,421 in miscellaneous costs, offset by increases of $47,362 in dues and subscriptions primarily for accounting and customer service software, and $27,680 for repairs and maintenance, $227,747, or 4.3%, for payroll and related employee benefits, due to reductions in our workforce and executive salaries, $111,746, or 11.8%, for sales commissions due to lower sales volumes, $86,584, or 11.4%, for travel and related services, due primarily to a $50,111 decrease in airfare and $44,616 in lodging, offset by a $13,759 increase in mileage and gas expense, $66,753, or 33.6%, for advertising due to utilizing less printed ads, and $58,422, or 25.3%, for rents due to closing our Canadian facility, offset primarily by increases of $189,729, or 39.9%, for bad debts, due to an increase in our accrual for bad debt allowance for aged customer accounts and bankruptcies, $47,586, or 16.7%, for insurances due to increases of $34,043 for credit insurance and $12,355 for property insurance, and $138,429, or 18.2%, for share based compensation expense due to recognizing a full nine months of expense related to a non-employee director’s advisory and consulting agreement.

Professional fees decreased $59,663, or 14.9%, from the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to a decrease in accounting fees.

Depreciation expense decreased $45,903, or 20.7%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to a decrease in depreciable assets for vehicles.

Amortization of other intangible assets expense increased $43,223, or 13.1%, for the period ended September 30, 2012 compared to the same period in 2011, due to an increase in amortizable assets primarily relating to approvals and certifications.

Consulting fees increased $41,803, or 11.9, from the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2012, due to recognizing a full period of cash expense related to a non-employee director’s advisory and consulting agreement.

Other (Income) Expense

Our total other income (expense) is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other income (expense) increased $439,706, or 176.8% from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to increases of $163,079 for interest expense, $204,040 for interest expense – related party, a decrease of $73,554 for other, net, offset by an increase of $966 for gain on derivative liability.

Interest expense increased $163,079, or 39.6%, in the nine months ended September 30, 2012 due to increased interest rates on our bank financing compared to the nine months ended September 30, 2011.

Interest expense – related party was $204,039 for the nine month period ended September 30, 2012 compared to $-0- for the nine month period ended September 30, 2011, due to no outstanding related party loans or notes in the prior comparable period.

Our gain on derivative liability increased $966, or 1.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to a decrease in the fair value attributable to outstanding warrants.

Other, net decreased $73,554, or 235.6%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to less finance charges available for collection on aged trade receivables and a loss of $9,075 on the disposal of an asset.

Net (Loss)

Net loss increased $2,432,376, or 169%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to a decrease of $2,529,274, or 21.1%, in gross profit and an increase of $439,705, or 176.8%, in total other expenses, offset by a decrease of $536,603, or 4.1%, in total operating expenses. Net loss per share was $0.04 for the nine month period ended September 30, 2012 compared to $0.02 for the nine month period ended September 30, 2011.

Net (Loss) Available to Common Stockholders

Net loss available to common stockholders increased $1,929,360, or 99.5%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to the net loss of $3,869,367. There was no preferred stock outstanding during the current period. Net loss per share available to common stockholders was $0.04 for the nine month period ended September 30, 2012 compared to $0.02 for the nine month period ended September 30, 2011.

Comprehensive (Loss)

Comprehensive loss increased $2,339,811, or 154.7%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to our net loss of $3,852,332, offset by cumulative foreign currency translation income of $17,035.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended:

Segments	September 30, 2012	September 30, 2011
Foam	$44,984,386	$52,716,258
Coatings	$9,071,536	$11,670,942

Foam Segment

Foam sales decreased $7,731,872, or 14.7%, in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to rising sales prices. Foam equipment sales decreased $863,683, or 29.2%, for the period ended September 30, 2012 compared to the period ended September 30, 2011. Foam cost of sales decreased $5,520,040, or 12.9%, period over period, due to decreases of $7,731,872, or 14.7%, in sales, $232,305, or 7.9%, in freight, improved manufacturing efficiencies, and purchasing power with key vendor alliances. Foam gross profit decreased $2,211,832, or 22.1%, and gross margin percentage decreased 1.6%, from the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to lower sales volumes. Foam segment profit decreased $2,060,058, or 99.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an approximate 7.7% decrease in sales from market share losses due to higher sales prices, offset by an approximate 1.3% increase in sales from higher sales prices.

Coatings Segment

Coatings sales decreased $2,599,406, or 22.3%, in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to rising sales prices and seasonal factors in the first quarter. Coatings cost of sales decreased $2,281,963, or 23.6%, period over period, due to decreases of $2,599,406, or 22.3%, in sales, $132,151, or 19.8%, in freight, 2.9% in material costs, and improved manufacturing efficiencies. Coatings gross profit decreased $317,443, or 15.9% and gross margin percentage decreased 1.3%, due primarily to higher sales prices, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. Coatings segment profit decreased $142,186, or 60.6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an approximate 28.1% decrease in sales from market share losses due to higher sales prices, offset by any approximate 6.9% increase in sales from higher sales prices.

Total Segments

Total segment profits decreased $2,202,244, 95.5%, due to decreases of $10,331,278, or 16.0%, in sales, $7,802,003, or 14.9%, in cost of sales, resulting in a $2,529,275, or 21.1%, decrease in gross profit and corresponding gross margin percentage decrease of 1.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash available under our Revolver Loan was $1,462,751 and $1,246,443 at September 30, 2012 and December 31, 2011, respectively. We maintain a Revolver Loan with a banking institution that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our Bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily by us and provided to Bank for funding. Stockholders' equity decreased $2,778,446, or 68.3%, from December 31, 2011 to September 30, 2012, due to the net loss of $3,869,367, and reductions, net, to common stock par value of $18,938, offset by increases to additional paid in capital of $1,054,948 from share based compensation expense attributed to issuances of common stock, and a currency translation gain of $17,035 from our Canadian operations. We have a $13 Million asset based bank financed Revolver Loan in place to fund our continuing operations. On June 29, 2012, the Company borrowed $4,400,000 to increase working capital which dropped due to extraordinary market conditions experienced during the first half of 2012. Management believes that the cash generated from operations, and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, are sufficient to fund operations, including capital expenditures, for the next twelve months. Notwithstanding the foregoing, we will require additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors, to fund aggressive growth. If the Company chooses to raise additional capital, anti-dilution provisions under the outstanding warrants may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold. Moreover, we are required to repay any amount outstanding under our Note Purchase Agreement ($4.4 Million at September 30, 2012) out of net proceeds of capital raised if we undertake a registered secondary offering of our common stock pursuant to a registration statement.

Net cash used in operating activities was $1,070,531 for the nine months ended September 30, 2012 compared to net cash used in operating activities of $1,307,782 for the nine months ended September 30, 2011. The cash provided by operating activities for the nine months ended September 30, 2012 was attributable to our net loss of $3,869,367, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, consisting of $414,465 in depreciation for property, plant and equipment, $373,867 in amortization of other intangible assets related to assets purchased in business combinations and approvals and certifications, $664,628 in provision for losses on accounts receivable due to an increase in bad debt accruals, $900,050 in share-based compensation due to expensing of stock options and restricted stock, and $204,040 in interest expense – related party, a $72,242 gain on derivative liability due to a decrease in the fair value of outstanding warrants, and $9,075 on a loss from disposal of an asset. The foregoing was augmented by decreases of $2,009,537 in trade receivables, $2,396,385 in inventories, $1,053,921 in prepaid expenses and other current assets, $46,836 in other intangible assets, $93,836 in deposits and other non-current assets, $4,544,580 in accounts payable, and $469,716 in accrued expenses and other current liabilities, due primarily to a $10,331,278, or 16.0%, decrease in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Loan	$—	$5,529,939	$—	$—	$5,529,939
Note Payable – Related Party	—	1,300,000	—	—	1,300,000
Enhanced Notes	929,997	3,470,003	—	—	4,400,000
Long-Term Debt Obligations	27,835	10,277	—	—	38,112
Estimated Interest Payments on Long-Term Debt and Loan/Note Obligations	845,308	755,454	—	—	1,600,762
Purchase Order Obligations	26,248	—	—	—	26,248
Operating Lease Obligations	453,902	1,098,726	—	—	1,552,628
Total	$2,283,290	$12,164,399	$—	$—	$14,447,689

*The information provided in the table above relates to bank and other credit instruments, vehicle notes, purchase obligations, and operating leases.

The Company has three material debt covenants to comply with relating to its Bank Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. We were in compliance with our Loan Agreement debt covenants at September 30, 2012. See also Item 1 – Financial Statements, Note 15 – Subsequent Events, Item (a) for additional information.

The Company has four material debt covenants to comply with relating to its Enhanced Note Purchase Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. For the three month periods ended September 30, 2012, October 31, 2012, November 30, 2012, and December 31, 2012, the minimum EBITDA required is $843,267, $1,002,433, $836,065, and $569,062, respectively; (iii) If liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0; and (iv) Company is required to maintain minimum liquidity equal to or greater than $500,000. We amended our Enhanced Note Purchase Agreement, wherein, effective September 30, 2012, the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised (For the three month period ended September 30, 2012, the minimum EBITDA required was $300,628, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. As a result of these amendments, we regained compliance with our Note Purchase Agreement debt covenants at September 30, 2012.

Net cash used in investing activities was $72,852 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $389,299 for the nine months ended September 30, 2011. We invested $86,501 in property, plant and equipment during the nine month period ended September 30, 2012, of which $39,351 was for leasehold improvements, $518 was for office equipment, $20,651 was for computers and software for upgrades to our accounting system, $15,193 was for machinery and equipment for our plant, and $10,788 was for plant construction in progress. We disposed of certain assets for $13,649, of which $10,149 was for machinery and equipment relating to a spray rig and $3,500 was for a vehicle.

Net cash provided by financing activities was $1,126,348 for the nine months ended September 30, 2012, compared to net cash provided by financing activities of $1,772,313 for the nine months ended September 30, 2011. We borrowed a cumulative aggregate of $61,858,039 under our Bank Revolver Loan, an aggregate of $1,300,000 from our Chairman of the Board under a Note Payable – Related Party, and an aggregate of $4,400,000 under our Enhanced Note Purchase Agreement, and made principal repayments for a cumulative aggregate of $65,461,255 under our Bank Revolved Loan, an aggregate of $937,501 to pay off our Bank Term Loan, and $32,935 on our long term debt primarily related to financed vehicles, during the nine months ended September 30, 2012.

18.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we maintain a sales presence in Canada, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and Canada is currently not material to our operations. We primarily utilize letters of credit and credit insurance to mitigate any risk of collection in our business outside of the United States and Canada.

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the quarterly period covered by this report. As reported in our quarterly report for the period ended June 30, 2012, we identified a material weakness that affected that particular period and undertook certain actions, including retention of a COO with a CPA background, performance of reviews monthly and quarterly of all estimates and contingencies, such as other receivables, bad debt reserve, goodwill, other intangible assets, and revenue based accruals, and information subsequent to periods covered by the financial statements, to improve timeliness, accuracy, and disclosure, and increased executive level oversight on all of the aforementioned reviews by the CEO, CFO, COO, and CCO. These changes in our internal controls over financial reporting materially affected our internal controls over financial reporting during the third quarter of 2012 and remediated the previously identified material weakness. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Neil and Kristine Markey, et al. v. LaPolla Industries, Inc., et al.

In The United States District Court for the Eastern District of New York. The complaint was served on or about October 10, 2012. Plaintiffs bring this lawsuit on behalf of a nationwide class as well as two New York subclasses. The complaint alleges that Lapolla designs, labels, distributes, and manufactures spray polyurethane foam insulation, which creates a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs assert six counts against Lapolla, including negligence, strict liability, breach of express and/or implied warranties, unjust enrichment, violation of consumer protections acts, and equitable and injunctive relief, and medical monitoring. Management believes the allegations are being brought as a malicious attack on the spray foam insulation industry, without merit, and a vigorous defense against the class action status, as well as all other allegations, is underway. The outcome of this litigation cannot be determined at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2012, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended:

(a) An aggregate of 419,707 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transaction was valued and recorded in the aggregate at $239,234; and

(b) An aggregate of 636,238 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transaction was valued and recorded at $170,137.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

(a)	Amendment(s) to Material Contract(s).

(i) Loan and Security Agreement - The Company and Bank of America, N.A. entered into an amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time, wherein the definition of “Basic Reserve” was changed to an amount, determined as of any day, equal to $750,000, the definition of “FCCR Satisfaction Date” was deleted, and a FCCR equal to at least 1.00, tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. Refer to Exhibit 10.1 for the complete text of the Amendment.

(ii) Note Purchase Agreement - The Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP entered an amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012, wherein the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, effective September 30, 2012, was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. Refer to Exhibit 10.2 for the complete text of the Amendment.

Item 5. Exhibits.

See Index of Exhibits on Page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	November 19, 2012	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 19, 2012	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A.
10.2	First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.