Form 10-K
period 2012-12-31
LAPOLLA INDUSTRIES INC
filed 2013-03-29
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $6,290,096 based on the closing sales price as quoted on the OTC Bulletin Board®.

Common Stock outstanding as of March 10, 2013 — 110,097,789 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Item 1. Business.

General Overview

Lapolla is a leading manufacturer and distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. Being back integrated in both foam and coating systems puts Lapolla in a strong competitive position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers. Our products address growing consumer awareness of the building envelope. The building envelope is the separation between the interior and the exterior environments of a building and serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. We provide superior insulation, an air barrier, and a vapor barrier with our products. We invest substantial resources to acquire, develop and commercialize a variety of foam and coating products and related sales and marketing programs on a regular basis.

Operating Segments

We operate our business on the basis of two reportable segments — Foams and Coatings. The Foam segment involves producing building envelope insulation foam for interior application and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments involve supplying equipment and related ancillary items used for application of our products. The following table sets forth, for the years indicated, sales for our Foam and Coatings segments:

	2012	2011
Foams	$ 58,871,570	$ 71,592,721
Coatings	$ 11,512,257	$ 14,626,991

Foam Segment

Our foam business involves supplying spray foam insulation and roofing foam to the construction industry. Spray foam insulation applications consist of perimeter wall, crawl space, and attic space commercial and industrial, and residential, applications. Roofing applications consist of new and retrofit commercial and industrial, and residential, applications. Opening up our own Foam Resin Plant in 2007 enabled Lapolla to benefit from the economics of manufacturing spray polyurethane foam systems and new sales opportunities through previously unavailable channels (e.g. distribution) arose. Lapolla provides open and closed cell spray foam for insulation, as well as closed cell technology for roofing applications. We have attained, and continue to attain, certain third party credentials for our in-house manufactured spray foam systems, which enables greater acceptance of our proprietary foam products in our target markets. This segment also supplies adhesives and equipment for applications. We use our own distribution facility, as well as public warehousing in certain local areas in our target markets to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the spray foam business.

Coating Segment

Our coatings business involves supplying a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications to the roofing industry. We use our own distribution facility, as well as public warehousing in certain local areas in our target markets to better serve our customers. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

See also Note 19, “Business Segment Information,” in the notes to the financial statements listed under Item 15 of Part IV of this report.

International Operations

Our international sales, including Canada, represented approximately 5.7% and 12.7% of our total product sales for the year ended December 31, 2012 and 2011, respectively. We have stepped up our international efforts and have entered into relationships with distributors and a major installer in various European countries. We expect 2013 and beyond to reflect increased international growth and revenues.

Sales and Marketing

We maintain a growing national and limited international sales and marketing focus. Sales are concentrated on contractors and distributors in the insulation and roofing industries. Lapolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state, regional, or country basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to nationally promoted programs from federal, state, municipal and other government agencies, energy companies, and private organizations. Some of these programs include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using R-value, reflectivity and emissivity as the general goal in reducing the environmental impact of the “heat island effect”. Lapolla places a high priority on sales trending to create preparedness and processes to better serve customers. Information is gathered from sales, customers, management experience and historical trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient manner. The combined volumes of our products are disbursed throughout a broad customer base, which assures lack of vulnerability to the loss of one key customer.

Raw Materials

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner and manage cash flow. The primary materials being used to manufacture our foams and coatings are polyols, catalysts, resins, and titanium dioxide. The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. With our volume potential, Lapolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2013 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility and we maintain sufficient manufacturing capacity to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

Patents and Trademarks

We rely on our own proprietary technologies in our foam and coating segments for finished goods formulations.  Additionally, we also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. We market our products under various trademarks, for which we have registered and unregistered trademark protection. These trademarks are considered to be valuable because of their contribution to market identification of our products.

Competition

Competition is based on a combination of product credentials, approvals, price, technology, availability, performance, and limited warranties. Lapolla is expanding through aggressive sales and marketing, competitive pricing, a selective sales force comprised of direct salespersons, independent representatives, and distributors, building owner and contractor brand awareness, and acquisitions. Lapolla differentiates itself from competitors by offering personalized sales support and providing efficient response time on issues ranging from technical service to delivery of products. We are one of the largest suppliers of spray polyurethane foam for insulation and roofing foam nationally with global expansion plans underway. The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence primarily relying on distributors to service markets. We are able to access distribution channels and penetrate target markets through direct sales more effectively as a manufacturer of foam resins. Our products are supplied to large, medium and small insulation, roofing, and general contractors. Within the coatings industry, as manufacturers specifically focused on energy efficient acrylic coatings for roofing and construction as their primary line, Lapolla is a major player in a very fragmented market. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We are currently listed with certain credentials and approvals to assure minimal restrictions in markets and uses. Lapolla utilizes advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales, distribution, and marketing to obtain greater product branding and recognition.

Employees

At December 31, 2012, we employed 71 full time individuals, none of which are represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business presence. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2013. We are not aware of any litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal that may affect our product or services.

Seasonality

Lapolla’s business, taken as a whole, is materially affected by seasonal factors. Specifically, sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher. Although our foam resins and acrylic coatings are restricted by cold temperatures, we have developed certain formulations that allow for a broader range of application in colder temperatures. By broadening and diversifying our foam and coating products to those that are less sensitive to temperature during application, we increase the likelihood of less seasonal downward sales trending during the winter months. Inclement weather does impede sales, but it also produces a pent up demand that can be realized in the subsequent short term.

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

•   Product Liability Claims - Our products are intended for commercial and industrial use and application by industry professionals. If any of our products are misused or applied improperly and injury results, the injured party may be able to assert a product liability claim against us although we would likely have a right of offset against the party that misused or applied the product improperly. While we carry a limited amount of product liability insurance, it may not sufficiently shield us from any potential product liability claims even with the right of offset, and any uninsured or over the limits of our insurance claims could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 2. Properties

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Customer Service, Distribution, Manufacturing, Marketing, Sales, Rig Assembly, Training	01-01-2010 to 04-30-2016
Englewood Cliffs, New Jersey	Sales	Month-to-Month

Our present facilities are adequate for our currently known and projected near term needs.

Item 3. Legal Proceedings

Legal Proceedings

(a) Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended on February 20, 2013. Plaintiffs bring this lawsuit individually and on behalf of a nationwide class as well as two New York subclasses. The complaint alleges, among other things, that Lapolla designs, labels, distributes, and manufactures spray polyurethane foam insulation, which creates a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs are seeking: (i) an order certifying the lawsuit as a class action and certifying the class and sub-classes of Plaintiffs; (ii) actual, compensatory, and punitive damages; (iii) injunctive relief; and (iv) attorney fees. Lapolla considers the allegations to be without merit and has mounted a vigorous defense against the class action, as well as all other allegations. The outcome of this litigation cannot be determined at this time.

(b) Lapolla Industries, Inc., Plaintiff v. Aspen Specialty Insurance Company, et al, Defendants

Lapolla filed a complaint entitled Lapolla Industries, Inc., Plaintiff, against Aspen Specialty Insurance Company; Aspen Specialty Insurance Management, Inc., Defendants, in the United States District Court for the eastern District of New York on November 29, 2012 in a dispute related to the Markey litigation described in (a) above (“Markey Action”). The Complaint alleges that defendants initially wrongfully denied insurance coverage in the Markey Action, and later wrongfully “conditionally” agreed to provide insurance coverage. We are seeking declaratory relief as follows: (i) an order that pursuant to existing policies issued by Defendants insuring Lapolla that Defendants must defend Plaintiff in the Markey Action; (ii) an order declaring that Plaintiff may select its own legal counsel; (iii) damages in an amount to be determined based upon Defendants’ breach of good faith, plus interest; (iv) an award of reasonable attorney fees plus costs and expenses incurred by Lapolla; and (v) pre- and post-judgment statutory interest. The outcome of this litigation cannot be determined at this time.

(c) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2012		2011
Calendar Quarter	High	Low	High	Low
First	$0.49	$0.29	$0.72	$0.51
Second	$0.42	$0.20	$0.99	$0.52
Third	$0.30	$0.14	$0.76	$0.45
Fourth	$0.22	$0.11	$0.60	$0.33

Our common stock is traded on the NASDAQ O-T-C Bulletin Board under the symbol “LPAD”. As of March 10, 2013, there were approximately 2,349 holders of record, of which 398 are registered holders and 2,310 are beneficial holders, of our common stock. We did not declare any dividends on our common stock during the past two years and do not anticipate declaring such dividends in 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2012:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	5,540,000	0.61	$4,460,000
Equity Compensation Plans Not
Approved by Security Holders (2)	8,448,407	0.44	—
Total	13,988,407	0.51	4,460,000

(1) Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.

(2) Represents 2,500,000 outstanding detachable Warrants issued by the Company in connection with certain prior financing agreements with ComVest (Refer to the Footnotes in the Stockholders Holding 5% or More section for more detailed information), 320,000 restricted shares of common stock granted and reserved by the Company pursuant to a Director Compensation Plan (Refer to Note 17 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012 for a description of this plan); 1,902,380 restricted shares of common stock granted and reserved by the Company pursuant to an Advisory and Consultant Agreement with a Director (Refer to Note 17 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012 for a description of this plan), and 3,726,027 restricted shares of common stock granted and reserved by the Company pursuant to a Guaranty Agreement executed in connection with a financing for the benefit of the Company by the Chairman of the Board (Refer to Note 17 – Share-Based Payment Arrangements, Guaranty Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012 for a description of this plan).

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the AMEX Industrial Manufacturing Index for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Recent Sales of Unregistered Securities.

During the quarterly period ended December 31, 2012, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933:

(a) An aggregate of 481,808 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, including shares issued for anti-dilution issuances, which transactions were valued and recorded in the aggregate at $251,393;

(b) An aggregate of 630,137 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded at $170,137; and

(c) An aggregate of 160,000 shares of restricted common stock, par value $.01 per share, to non-employee directors pursuant to a director incentive plan for continuing Board of director services, which transactions were valued and recorded at $104,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis

of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2012

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2012, and our financial condition at December 31, 2012. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our financial statements and the related notes to our financial statements. Refer to Item 8 of this Form 10-K, Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 19 – Business Segment Information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segment structure.   See also Note 1 in the notes to the financial statements listed under Item 15 of Part IV of this report for “Critical Accounting Policies”.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2012	2011	2010
Sales	$70,383,827	$86,219,712	$70,496,629

Sales decreased $15,835,885, or 18.4%, from 2011 to 2012, compared to an increase of $15,723,083, or 22.3%, from 2010 to 2011. From 2011 to 2012, sales decreased $12,721,151, or 17.8%, for our foams, and $3,114,734, or 21.3%, for our coatings, due to lower demand attributed to higher selling prices, compared to an increase of $9,995,501, or 16.2%, for our foams, and $5,727,582, or 64.4%, for our coatings, due to higher demand attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation and roofing systems to energy efficient SPF and acrylic coatings and lower selling prices from 2010 to 2011. High and volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight SprayFoam division, which is a turn-key, equipment, startup, and training operation, provided additional market penetration for our foams, resulting in approximately $9.8Million, $12.0 Million, and $11.4 Million, in sales in 2012, 2011, and 2010, respectively. Pricing changes added approximately $1,804,245 and $1,225,204 and reduced approximately $1,152,907 in sales, while sales volumes decreased approximately $14,031,631 and increased approximately $14,497,879 and $19,317,252, for 2012, 2011, and 2010, respectively.

Cost of Sales

Cost of sales decreased $13,628,546, or 19.2%, from 2011 to 2012, compared to an increase of $17,248,132, or 32.1%, from 2010 to 2011. From 2011 to 2012, cost of sales decreased $10,707,610, or 18.2%, for our foams, and $2,920,936, or 23.9%, for our coatings, due primarily to decreases of $12,721,151, or 17.8%, and $3,114,734, or 21.3%, in our foam and coatings sales, respectively. We had a 24.4% decrease and 60.8% increase in freight costs, along with a 7.9% and 5.8% increase in material costs, in 2012 and 2011, respectively. Freight costs decreased due to improved forecasting and planning methods and material costs increased due to higher prices charged by feedstock suppliers and reduced rebates from decreased sales volumes from 2011 to 2012. From 2010 to 2011, cost of sales increased $11,903,905, or 25.4%, for our foams, and $5,344,227, or 77.4%, for our coatings, due primarily to increases of $9,995,501, or 16.2%, and $5,727,582, or 64.4%, in our foam and coatings sales, respectively. We had a 60.8% and 58.6% increase in freight costs, along with a 5.8% and 2.9% increase in material costs, in 2011 and 2010. Freight and material costs increased in 2011 due primarily to sales volumes, extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, and in 2010 due primarily to increased sales volumes.

Gross Profit

Gross profit decreased $2,207,339, or 14.5%, from 2011 to 2012, primarily due to sales decreasing $15,835,885, or 18.4%, compared to a decrease of $1,525,050, or 9.1%, from 2010 to 2011, due to extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, offset by sales growth at lower than expected margins. Gross margin percentage increased 0.8% from 2011 to 2012 due to primarily decreased freight costs and manufacturing efficiencies offset by increased raw material costs, and decreased 9.1% from 2010 to 2011 due to primarily increased freight costs and raw materials costs, offset by manufacturing efficiencies.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $2,071,945, or 11.3%, from 2011 to 2012, due to decreases of $1,944,776 for SG&A, $165,141 for professional fees, and $72,052 for depreciation, offset by increases of $51,747 for amortization of other intangible assets and $58,277 for consulting fees, compared to an increase of $4,755,670, or 25.9%, from 2010 to 2011, due to increases of $4,216,991 for SG&A, $244,245 for professional fees, $63,316 for amortization of other intangible assets, and $246,004 for consulting fees, offset by decreases of $14,884 for depreciation expense.

SG&A decreased $1,944,776, or 11.7%, from 2011 to 2012, due to decreases of $102,401 for advertising, $219,638 for bad debts, $429,378 for corporate office, $5,381 for distribution, $7,286 for investor relations, $77,623 for marketing and promotions, $613,710 for payroll and related employee benefits, $97,472 for rents, $205,023 for sales commissions, $79,110 for share based compensation, and $138,505 for travel and travel related services, offset by an increase of $30,752 for insurances. The decrease of $102,401 in advertising, $77,623 in marketing, and promotions, and $138,505 in travel and travel related services, was primarily due to more efficient management of those aspects of our business. The $219,638 decrease for bad debts related to a decrease in customer bankruptcies and defaults and tightened credit procedures. The $429,378 decrease in corporate office expenses relates primarily to decreases of $49,023 in bank fees, $105,704 in corporate taxes, $67,168 in employee bonuses, $32,268 in utilities, $95,511 in miscellaneous expenses, $77,124 in temporary labor, offset by increases of $17,114 in collection fees, $46,074 in dues and subscriptions, and $28,852 in repairs and maintenance. The $613,710 decrease in payroll and related employee benefits was due to reductions in our workforce. The decrease of $97,472 in rents was due to the closing of the Georgia and Canada facilities based on the expansion of our Houston, Texas facility to handle the activities previously carried out in those facilities, including spray rig equipment and technical training operations. The $205,023 decrease in sales commissions was due to the 18.4% decrease in sales. The $79,110 decrease in share based compensation was due to a reduction in expensing of stock options and restricted stock awards to non-employee directors and consultants. The $30,752 increase in insurance relates to an increase in our insurance premiums. SG&A increased $4,216,991, or 25.5%, from 2010 to 2011, due to increases of $22,176 for advertising, $588,544 for bad debts, $303,448 for corporate office, $151,028 for distribution, $31,184 for insurances, $306,695 for marketing and promotions, $1,124,039 for payroll and related employee benefits, $124,965 for rents, $48,595 for sales commissions, $1,192,384 for share based compensation, and $336,472 for travel and travel related services, offset by a decrease of $12,539 for investor relations. The $588,544 increase for bad debts related to an increase in select customer bankruptcies and defaults due to lingering stressors from the tightened credit markets and recession. The $303,448 increase in corporate office expenses relates primarily to increases of $162,698 in bank fees, $30,451 in cellular phones, $56,732 in collection fees, $31,409 in dues and subscriptions, $102,072 in miscellaneous expense, $72,554 in temporary labor, partially offset by a reversal of $164,119 in accrued executive management EBITDA bonus due to the established criteria not being met in 2011, and a decrease of $31,388 in lease expense. The $151,028 increase in distribution expenses relates to increased sales volumes through previously established outside warehouses and using additional outside warehouses to better serve customers. The $31,184 increase in insurance relates to an increase in our credit insurance premium. The $306,695 increase for marketing, promotions, and trade shows, was from an increase in attendance at major industry trade shows and larger volume of printed marketing and give-a-way promotional items from broader sales efforts. The $1,124,039 increase in payroll and related employee benefits was due to hiring of additional sales personnel and middle management to manage the 22.3% increase in sales volumes and to meet anticipated growth forecasts. The increase of $124,965 in rents was due to expansion of our Houston, Texas facility to include space for spray rig building and technical training and our Ontario, Canada facility to include more space for warehousing and technical training. The $48,595 increase in sales commissions was due to the 22.3% increase in sales. The $1,192,384 increase in share based compensation due to expensing of stock options and restricted stock awards to non-employee directors and consultants. The $336,472 increase for travel and travel related services related to increased attendance at trade shows and international expansion efforts.

Professional fees decreased $165,141, or 27.3%, from 2011 to 2012, due to reductions in legal fees, compared to, an increase of $244,245, or 68.0%, from 2010 to 2011, due to an increase in legal fees.

Depreciation expense decreased $72,052, or 24.3%, from 2011 to 2012, compared to, a decrease of $14,884, or 5.0%, from 2010 to 2011, due to decreases in depreciable assets.

Amortization of other intangible assets expense increased $51,747, or 11.5%, from 2011 to 2012, compared to, an increase of $63,316, or 14.1%, from 2010 to 2011, due to an increase in amortizable assets primarily related to product approvals and certifications.

Consulting fees increased $58,277, or 12.8%, from 2011 to 2012, compared to, an increase of $246,004, or 54.0%, from 2010 to 2011, due primarily to the Company entering into an advisory and consulting agreement with a non-employee director in the first quarter of 2011.

Other Income (Expense)

Total other income (expense) is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, (gain) loss on sale of assets, and other, net. The total other income (expense) increased $788,988, or 243.2%, from 2011 to 2012, due to increases of $265,278 for interest expense, $390,922 for interest expense – related party, and decreases of $48,860 in gains on derivative liability, $34,900 in gains on sale of assets, $49,029 in gains on other, net, compared to, a decrease of $673,365, or 207.6%, from 2010 to 2011, due to decreases of $247,864 for interest expense, $200 for interest expense – related party, $702,232 for interest expense – amortization of discount, a $4,051 gain on the sale of an asset, offset by a decrease of $141,902 in gain on our derivative liability and $139,082 in other, net.

Interest expense increased $265,278, or 46.9%, from 2011 to 2012, due to the Company entering into additional financing with Enhanced Capital at higher interest rates, compared to, an increase of $247,864, or 43.8%, from 2010 to 2011, due to the Company maintaining asset based bank financing at competitive interest rates.

Interest expense – related party was $390,922, from 2011 to 2012, of which $47,038 was accrued relating to a Note Payable – Related Party between the Company and Chairman of the Board and $343,884 was for share based compensation classified as interest expense relating to restricted shares of common stock being issued to the Chairman of the Board in connection with a Guaranty agreement entered into between the Chairman of the Board in his individual capacity and Enhanced Capital for additional financing for the benefit of the Company, compared to $-0-, from 2010 to 2011, due to no outstanding related party loans in 2011.

Gain on derivative liability decreased $48,860, or 35.5%, from 2011 to 2012, compared to a decrease of $141,902, or 103.0%, from 2010 to 2011, due primarily to the volatility in the Company's common stock in relation to the outstanding detachable warrants granted in connection with the Company's former replaced mezzanine styled debt instruments.

Gain on sales of assets decreased $34,900, or 271.3%, from 2011 to 2012, due to normal disposals of assets and closure of Canada facility, compared to, an increase of $4,051, or 31.5%, from 2010 to 2011, due to sale of depreciable vehicles and equipment for more than book value.

Other income decreased $49,029, or 54.0%, from 2011 to 2012, compared to, a decrease of $139,082, or 153.1%, from 2010 to 2011, due primarily to decreases in collection of finance charges related to extensions of credit on aged accounts receivable.

Net Income (Loss)

Net loss increased $924,382, or 26.4%, from 2011 to 2012, due primarily to total other income (expense) increasing $788,988, or 243.2%, of which interest expense increased $265,278, or 46.9%, interest expense – related party was $390,922, the gain on derivative liability decreased $48,860, or 35.5%, the gain on sales of assets decreased $34,900, or 271.3%, and other income decreased $49,029, or 54.0%, in addition to an increase in amortization of other intangible assets expense of $51,747, or 11.5% and consulting fees of $58,277, or 12.8%, offset by decreases in sales of $15,835,885, or 18.4%, cost of sales of $13,628,546, or 19.2%, gross profit of $2,207,339, or 14.5%, SG&A of $1,944,776, or 11.7%, professional fees of $165,141, or 27.3%, and depreciation expense of $72,052, or 24.3%, compared to, a loss of $3,506,290, from 2010 to 2011, due primarily to an increase in cost of sales of $17,248,132, or 32.1%, from an increase of 60.8% in freight costs and 5.8% in material costs, total operating expenses of $4,755,670, or 25.9%, from an increase of 25.5% in SG&A (which includes non-cash share based compensation of $1,192,384), 40.4% in professional fees, and 54.0% in consulting fees, offset by a decrease of $673,363 in other, net, from a decrease of 43.8% in interest expense, 100% in interest expense – amortization of discount, 103.0% in gain on derivative liability, and 207.6% in other income, compared to, net income of $2,101,064 for 2010. Net loss per share decreased $0.01, or 17.4%, from 2011 to 2012, compared to, net loss per share of $0.05 for 2011 and net income per share of $0.03 for 2010.

Net Income (Loss) Available to Common Stockholders

Net loss available to common stockholders and related loss per share was $4,430,672 and $.04, from 2011 to 2012, compared to, $4,175,235 and $0.05 for 2011and net income available to common stockholders and related income per share was $772,934 and $0.01 for 2010. We did not have any preferred stock dividends due to not having any preferred stock issued or outstanding during 2012, compared to, a decrease of $659,186, or 49.6%, in our preferred stock dividends from 2010 to 2011, due to a decrease in the amount of preferred stock outstanding during 2011.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2012	2011	2010
Foams	$58,871,570	$71,592,721	$61,597,220
Coatings	$11,512,257	$14,626,991	$8,899,409

Foam Segment

Foams sales decreased $12,721,151, or 17.8%, from 2011 to 2012, due to decreased demand from higher selling prices, compared to, an increase of $9,995,501, or 16.2%, from 2010 to 2011, due to increased demand from lower selling prices. Foams equipment sales decreased $1,295,003, or 31.4%, from 2011 to 2012, due to lower demand, compared to, an increase of $237,504, or 6.6%, from 2010 to 2011, from higher demand. Foams cost of sales decreased $10,707,610, or 18.2%, due to the decrease in sales of $12,721,151, or 17.8%, from 2011 to 2012, compared to, an increase of $11,903,905, or 25.4%, from 2010 to 2011, due primarily to increased sales volumes, higher freight and raw material costs, partially offset by manufacturing efficiencies. Foams gross profit decreased $2,013,541, or 15.7%, from 2011 to 2012, due to lower sales volumes, offset by decreased freight costs, compared to, a decrease of $1,908,404, or 13.0%, from 2010 to 2011, due to extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers, offset by sales growth. Foams gross margin percentage increased 0.4%, from 2011 to 2012, due primarily to increases in selling prices, compared to, a decrease of 13.0%, from 2010 to 2011, due primarily to increased raw material and freight costs and the inability to pass on these increased costs to our customers due to market softness during 2011. Foams segment profit decreased $1,070,778, or 62.8%, from 2011 to 2012, due primarily to decreases of $12,721,151, or 17.8%, in sales from lower demand, $10,707,610, or 18.2%, in cost of sales, $2,013,541, or 15.7%, in gross profit, offset by a decrease of $942,763, or 8.5%, in segment operating costs, compared to, a decrease of $3,290,157, or 65.9%, from 2010 to 2011, primarily due to an increase of $9,995,501, or 16.2% from aggressive sales growth, offset by an increase of $11,903,905, or 25.4%, in cost of sales from higher freight and raw material costs and $1,381,753, or 14.2%, in segment operating costs.

Coatings Segment

Coatings sales decreased $3,114,734, or 21.3%, from 2011 to 2012, due to lower sales volumes from higher selling prices, compared to, an increase of $5,727,582, or 64.4%, from 2010 to 2011, due to higher sales volumes from lower sales prices. Coatings equipment sales increased $22,665, or 89.1%, from 2011 to 2012, compared to, a decrease of $324,946, or 92.7%, from 2010 to 2011. Coatings cost of sales decreased $2,920,936, or 23.9%, from 2011 to 2012, due to the decrease in sales of $3,114,734, or 21.3%, offset by decreases in freight and raw materials costs, compared to, an increase of $5,344,227, or 77.4%, from 2010 to 2011, due to increased sales volumes, higher freight and raw material costs, partially offset by manufacturing efficiencies. Coatings gross profit decreased $193,798, or 8.1%, from 2011 to 2012, due to higher selling prices and decreases in freight and raw material costs, compared to, an increase of $383,354, or 19.2%, from 2010 to 2011, due to higher sales volumes, offset by higher raw material costs and a gross margin decrease of 6.2% primarily from higher freight and raw material costs. Coatings gross margin percentage increased 2.7%, from 2011 to 2012, due primarily to higher selling prices, compared to, an increase of 2.2%, from 2010 to 2011, due primarily from manufacturing efficiencies, partially offset by higher material costs. Coatings segment profit increased $60,440, or 44.5%, from 2011 to 2012, due primarily to higher selling prices, lower raw material costs, and a decrease of $254,238, or 11.3%, in segment operating costs, compared to, a decrease of $542,779, or 80%, from 2010 to 2011, due to higher freight and raw material costs, and an increase of $926,133, or 70.1%, in segment operating costs.

Total Segments

Total segments sales decreased $15,835,885, or 18.4%, from 2011 to 2012, due to decreases of $12,721,151, or 17.8%, in foams sales and $3,114,734, or 21.3%, in coatings sales, compared to, an increase of $15,723,083, or 22.3%, from 2010 to 2011, due to increases of $9,995,501, or 16.2% in foams sales and $5,727,582, or 64.4%, in coatings sales. Total equipment sales decreased $1,272,338, or 30.7%, from 2011 to 2012, due to a decrease of $1,295,003, or 31.4%, in foams, and $22,665, or 89.1%, in coatings, compared to, a decrease of $87,442, or 2.2%, from 2010 to 2011, due to an increase of $237,504, or 6.6%, in foams, and a decrease of $324,946, or 92.7%, in coatings. Total cost of sales decreased $13,628,545, or 19.2%, from 2011 to 2012, due to a decrease of $10,707,610, or 18.2%, in foams, and $2,920,936, or 23.9%, in coatings, compared to, an increase of $17,248,132, or 32.1%, from 2010 to 2011, due to an increase of $11,903,905, or 25.4%, in foams, and an increase of $5,344,227, or 77.4%, in coatings. Total gross profits decreased $2,207,339, or 14.5%, from 2011 to 2012, due to a decrease of $2,013,541, or 15.7%, in foams, and a decrease of $193,798, or 8.1%, in coatings, compared to, a decrease of $1,525,050, or 9.1%, from 2010 to 2011, due to a decrease of $1,908,404, or 13.0%, in foams, and an increase of $383,354, or 19.2%, in coatings. Total gross margin percentage increased 0.8%, from 2011 to 2012, due to increases of 0.4%, in foams, and 2.7%, in coatings, compared to, a decrease of 6.1%, from 2010 to 2011, due to a decrease of 13.0%, in foams, and an increase of 2.2%, in coatings. Total segments operating expenses decreased $1,197,001, or 9.0%, from 2011 to 2012, due to decreases of $942,763, or 8.5%, in foams, and $254,238, or 11.3%, in coatings, compared to, an increase of $2,307,886, or 20.9%, from 2010 to 2011, due to increases of $1,381,753, or 14.2%, in foams, and $926,133, or 70.1%, in coatings. Total segments profits decreased $1,010,338, or 54.9%, from 2011 to 2012, due to a decrease of $1,070,778, or 62.8%, in foams, and an increase of $60,440, or 44.5%, in coatings, compared to, a decrease of $3,832,936, or 67.5%, from 2010 to 2011, due to decreases of $3,290,157, or 65.9%, in foams, and $542,779, or 80%, in coatings.

Outlook for 2013

The Company’s outlook remains aggressive and positive, as we expect sales to continue to grow to record levels in 2013 and beyond. Our optimism is based on growing global consumer awareness about energy efficient foams and coatings and reductions in energy costs. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

Cash on hand was $-0-, $-0-, and $298, for 2012, 2011, and 2010, respectively. We maintain a $13 Million asset based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our Bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at December 31, 2012, 2011, and 2010, was $224,720, $1,246,443, and $1,449,561, respectively. On June 29, 2012, we borrowed $4,400,000 from Enhanced Capital to increase working capital. Stockholders' Equity decreased $2,875,714, or 70.7%, from 2011 to 2012, due to the comprehensive loss of $4,433,703, offset by additions to common stock par value of $31,658 and additional paid in capital, net, of $1,526,330, from issuances of restricted common stock to non-employee directors for share-based compensation and interest expense –related party, compared to, a decrease of $2,239,754, or 35.5%, from 2010 to 2011, due to the comprehensive loss of $3,597,796 and accrued preferred stock dividends of $668,945, offset by the issuance of $315,000 in preferred stock and $418,773 in common stock, and $1,293,214 in share based compensation.

During 2012, with the addition of a new Chief Operating Officer, focus has shifted to improving margins and reducing expenses.  The Company implemented a more stringent credit granting criteria along with implementing a process whereby all orders are reviewed before being accepted to ensure a minimum margin is obtained.  The Company also worked to reduce cash expenses by reducing the workforce, reducing the compensation of three of the executives, closing unprofitable locations and cutting spending in areas such as travel and advertising. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, through 2013. Notwithstanding the foregoing, we are seeking to raise additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors to fund aggressive growth. If we are able to raise additional capital, anti-dilution provisions under outstanding warrants may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold being less than the exercise price of the warrants. Moreover, pursuant to our Enhanced Note Purchase Agreement (described elsewhere in this filing), we must prepay any amount outstanding under the Enhanced Notes ($4,337,334 at December 31, 2012) out of the net proceeds of the capital raised if we undertake a registered secondary offering of our common stock pursuant to a registration statement. During 2011, we increased our Revolver Loan commitment to $13 Million and paid down our Term Loan by an additional $1,250,000, and withstood increased freight and material costs due primarily to record sales volumes, extraordinary increases in raw material costs from global allocation, unusual geopolitical circumstances, and profit taking by feedstock suppliers.

Net cash used in operating activities was $420,709 in 2012, compared to, net cash provided by operating activities of 272,800 in 2011. The cash used in operations for 2012 as compared to cash provided by operations in 2011 was attributable to the net loss of $4,430,672 for the year, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, primarily increases of $51,747 in amortization of other intangible assets related to product approvals and certifications and $390,922 in interest expense – related party, offset by decreases of $16,922 in depreciation for property, plant and equipment, $79,109 in share based compensation due to less expensing of stock options, $48,860 in gain on derivative liability due to a decrease in the fair value attributable as a result of the warrants approaching their maturity and underperforming stock trading price, $34,900 in gain on disposal of assets, and $219,638 in provision for losses on accounts receivable due to less customer bankruptcies or insolvencies resulting from improved general economic conditions and tightened credit procedures. The foregoing was augmented by decreases of $3,446,271 in trade receivables, $1,389,771 in inventories, $703,536 in prepaid expenses and other current assets, $4,718,960 in accounts payable, and $50,089 in accrued expenses and other current liabilities, and increases of $109,053 in other intangible assets, net, and $23,213 in deposits and other non-current assets, net, due primarily to the decrease of $15,835,885 in sales.

Net cash provided by operations was $272,800 in 2011, compared to, 2,749,855 in 2010. The cash provided by operations for 2011 as compared to cash used in 2010 was attributable to the net loss of $3,506,290 for the year, including the effect of adjustments to reconcile net loss to cash provided by or used in operating activities and adjusting for non-cash items, primarily decreases of $702,233 in amortization of discount on convertible term and revolving credit notes due to paying off those notes with a new banking relationship in 2010, and a $12,864 gain on disposal of an asset, offset by increases of $74,515 in depreciation, $63,316 in amortization of other intangible assets related to approvals and certifications, $338,544 in provision for losses on accounts receivable due to certain customer bankruptcies or insolvencies resulting from general economic conditions, $1,192,383 in share based compensation relating to vesting shares of common stock pursuant to a consultant/advisory agreement entered into between the company and a director in February 2011, and $141,902 in gain on derivative liability. The foregoing was augmented by increases of $1,289,857 in trade receivables, $869,104 in inventories, $170,775 in prepaid expenses and other current assets, $593,430 in deposits and other non-current assets, $3,957,760 in accounts payable, and $166,610 in accrued expenses and other current liabilities, due to an increase of $15,723,083 in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Credit Note	$—	$5,032,450	$—	$—	$5,032,450
Note Payable – Related Party	—	1,300,000	—	—	1,300,000
Notes Payable – Enhanced Capital	1,219,998	3,117,336	—	—	4,337,334
Long-Term Debt Obligations	21,077	4,430	—	—	25,507
Estimated Interest Payments on Long-Term Debt and Loan Obligations	927,092	425,323	—	—	1,352,415
Purchase Order Obligations	193	—	—	—	193
Operating Lease Obligations	416,726	966,831	—	—	1,383,557
Total	$2,585,086	$10,846,370	$—	$—	$13,431,456

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating lease.

The Company has three material debt covenants to comply with relating to its Bank Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. We were in compliance with our Loan Agreement debt covenants at December 31, 2012.

The Company has four material debt covenants to comply with relating to its Enhanced Note Purchase Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period; (iii) If liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0; and (iv) Company is required to maintain minimum liquidity equal to or greater than $500,000. We amended our Enhanced Note Purchase Agreement, wherein, effective September 30, 2012, the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. We were in compliance with our Note Purchase Agreement debt covenants at December 31, 2012.

Net cash used in investing activities was $85,848 in 2012, reflecting a decrease of $356,157 when compared to $442,005 in 2011. We invested $102,824 in property, plant and equipment in 2012, of which $39,351 was for leasehold improvements, $518 was for office equipment, $35,085 was for computers and software upgrades, $17,082 was for machinery and equipment for our plant, and $10,788 was for plant construction in progress. We disposed of certain assets for $16,976, of which $10,149 was for machinery and equipment relating to a spray rig and $6,827 was for a vehicle. Net cash used in investing activities was $442,005 in 2011, reflecting a decrease of $344,711 when compared to $786,716 in 2010. We invested $458,066 in property, plant and equipment in 2011, of which $398 was for vehicles, $79,975 for leasehold improvements and $58,191 for office furniture and equipment, as well as $103,950 for machinery and equipment, relating to expansion of our Houston facility to include spray rig assembly operations, and $247,906 for computers and software to upgrade and expand our information technology systems and redundancy.

Net cash provided by financing activities was $509,588 in 2012, reflecting an increase of $249,173 when compared to $260,415 in 2011. We borrowed a cumulative aggregate of $79,634,905 under our Bank Revolver Loan, an aggregate of $1,300,000 from our Chairman of the Board under a Note Payable – Related Party, and an aggregate of $4,400,000 under our Enhanced Note Purchase Agreement, and made principal repayments for a cumulative aggregate of $83,735,611 under our Bank Revolved Loan, an aggregate of $106,666 under our Enhanced Note Purchase Agreement, an aggregate of $937,501 to pay off our Bank Term Loan, and $45,539 on our long term debt primarily related to financed vehicles, in 2012. Net cash provided by financing activities was $260,415 in 2011, compared to, net cash used in financing activities of $2,341,087 in 2010. We borrowed $1,554,893, net, from our Revolver Loan and used it to make principal repayments of $1,250,000 on our Term Loan, principal repayments of $44,477 on our long term debt, and $260,415 in our continuing operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we sell our products in select international markets, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and limited international markets is currently not material to our operations. We primarily utilize letters of credit and credit insurance to mitigate any risk of collection in our limited business outside of the United States.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act, pursuant to the SEC’s rules and regulations. We maintain a system of internal control over financial reporting based on criteria established by Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These internal controls are designed to provide reasonable assurance that reported financial information is presented fairly, disclosures are adequate and the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on COSO. Based on this evaluation, we concluded our internal control over financial reporting was, as of December 31, 2012, the end of the annual period covered by this report, effective. There were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective December 31, 2012, the Company amended the CFO and Treasurer, Mr. Zajaczkowski’s Executive Employment Agreement to extend the Term for an additional year to expire on December 31, 2013.

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

Richard J. Kurtz	73	Director since November 23, 1998

Chairman of the Board since February 8, 1999

Mr. Kurtz has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 35 years. The Kamson Corporation has its principal executive offices located in Englewood Cliffs, New Jersey and currently owns and operates 81 investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz resides in Alpine, New Jersey and is currently vice president and a member of the Board of Directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center.

Jay C. Nadel	55	Director since January 16, 2007

Vice Chairman of the Board since February 22, 2011

Mr. Nadel served as chairman of the board of Englewood Hospital and Medical Center from September 2006 to September 2012. In addition to being an independent consultant since 2004, Mr. Nadel is an employee of R.F. Lafferty & Co. since April 2012. As a CPA and senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services where he oversaw strategic planning; from 1986 to 2001, he was a partner in the investment firm of Weiss, Peck & Greer/Robeco, wherein he was chairman of the operations committee and managing director of the firm’s Clearing Services Division; and from 1980 to 1986, he was a manager at KPMG Peat Marwick, New York, where he provided audit services. Mr. Nadel is a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland.

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	85	Director since February 21, 2000

Lt. Gen. Gregg has over 61 years of distinguished military and business experience. His record of performance repeatedly demonstrates the ability to lead organizations to success. As a result of his extensive military and executive experience, he has considerable contacts and respect within federal government agencies and private industry. Lt. Gen. Gregg has retired from active management but continues an active schedule as a member of several corporate and nonprofit boards. He chairs four of these boards. His education includes Harvard University, John F. Kennedy School of Government Concentrated Executive Program in National Security; Saint Benedict College Atchison, Kansas, Bachelor of Science in Business Administration (Summa cum Laude); Army War College, Carlisle Barracks, Pennsylvania, One-year graduate level college; Command and General Staff College, Fort Leavenworth, Kansas, One-year graduate level college.

Augustus J. Larson	59	Director since January 16, 2007

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

Howard L. Brown	68	Director since May 22, 2007

Mr. Brown has over 37 years of experience in sales, distribution, financial forecasting and planning, mergers and acquisitions and quality assurance. He was chairman and chief executive officer of Allied Office Products, headquartered in Clifton, New Jersey, the country's largest independent dealer of office products and services, which was sold to Office Depot in 2006. Allied, prior to the sale, had grown annual sales to more than $350 Million from over 30 acquisitions beginning in 1998. In May of 2010 Mr. Brown started HiTouch Business Services and in November of 2010 acquired MyOfficeProducts, Inc. which combined are currently doing in excess of $200 Million in revenue. Mr. Brown is a graduate of Syracuse University and a philanthropist.

Douglas J. Kramer	49	Director, CEO and President

Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. He was appointed to the Board on January 16, 2007. Mr. Kramer has 25 years Industry Experience. Prior to joining Lapolla, he was vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

Michael T. Adams	47	Director, CGO, EVP and Secretary

Mr. Adams is one of the founders of the Company starting on January 1, 1997. He was appointed to the Board on December 20, 2004. Mr. Adams was appointed Chief Governance Officer in July 2006, and has been Executive Vice President and Secretary since January 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer, treasurer and interim chief financial officer, and held various officer positions in the Company’s former subsidiaries since he first joined the Company in January 1997. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida.

Charles A. Zajaczkowski	54	CFO and Treasurer

Mr. Zajaczkowski joined Lapolla on May 10, 2010 as Chief Financial Officer and Treasurer. Before joining Lapolla, he worked for PMC Global Incorporated, a company operating a diverse array businesses on a worldwide basis, for over 15 years in a variety of capacities, including president of Komo Machine, Inc. from 2003 through 2009, president of future coatings, inc from 2001 to 2003, controller of PMC, Inc. from 2000 to 2001, and chief financial officer of IPI International, Inc. from 1995 to 2000. He earned his Bachelor of Science degree in Business Administration from Delaware State College in Dover, Delaware and Associate of Applied Sciences in Mechanical Engineering from Delaware Technical and Community College in Newark, Delaware.

Harvey L. Schnitzer	55	COO

Mr. Schnitzer joined Lapolla in April 2012 as Chief Operating Officer. Before joining Lapolla, he held positions as chief operating officer, chief financial officer, and executive vice president at Energy Maintenance Services Group I, LLC (EMS), a private equity-backed oil and gas services company, from 2003 to 2011, where he was responsible for raising over $210 million in equity and debt and completed 25 acquisitions. Mr. Schnitzer earned his Bachelor of Science degree in Accounting from Fairleigh Dickenson University in Madison, New Jersey, and Executive MBA from Loyola College in Baltimore, Maryland. He has completed MIT Executive Education in Negotiation and Managing Change in a Complex Organization. Mr. Schnitzer is a certified public accountant.

- Executive Officers are appointed by and hold office at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us or the written representations from certain of the reporting persons that no other reports were required, we do not believe that during the fiscal year ended December 31, 2012, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

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

Item 11. Executive Compensation

Executive Compensation Discussion and Analysis

This Executive Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers consisting of our CEO and President (Mr. Kramer), CGO, EVP, and Secretary (Mr. Adams), CFO and Treasurer (Mr. Zajaczkowski), and COO (Mr. Schnitzer). The Compensation Committee administers the compensation policies and programs for our named executive officers, as well as the cash- and equity-based incentive compensation plans in which those persons may participate.

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

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. The named executive officers received an average salary reduction of 3.9% from 2011 to 2012, of which Mr. Kramer was reduced by 12.5% and Mr. Adams and Mr. Zajaczkowski were each reduced by 10%, and Mr. Schnitzer was increased 25% during 2012. No formulaic base salary increases are provided to the named executive officers. The named executive officers received an average salary increase of 3.3% from 2010 to 2011. Mr. Zajaczkowski received a 15.6% increase in his base salary during 2011 based on an increase in workflow activity.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for an annual bonus based on targeted budgeted earnings before interest, taxes, depreciation and amortization (EBITDA), as established by the Board of Directors upon recommendation of the Compensation Committee, which is designed to reward the named executive officers for their contributions to individual and corporate objectives. Each named executive officer is entitled to an annual bonus of 25% of base salary if the Company achieves its budgeted EBITDA for the Company’s fiscal year. The annual bonus shall be increased to 30% if the Company achieves 110% of its budgeted EBITDA, 35% if the Company achieves 120% of its budgeted EBITDA, and if the Company achieves greater than 120% of its budgeted EBITDA, an annual bonus greater than 35% may be paid, upon review and approval by the Compensation Committee, in its discretion. Management did not achieve the budgeted EBITDA and no annual bonuses were earned or paid by the Company for 2011 or 2012.

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

For 2012, we did not grant any stock options to our named executive officers or key employees although we did extend an aggregate of 2,350,000 previously vested and expiring stock options, of which 2,000,000 stock options were for Mr. Kramer and 350,000 stock options were for key employees. No additional share based compensation expense was recorded on the books and records of the Company based on the extensions (modifications) primarily due to the fact that on the date of the modifications, the closing common stock price was less than the exercise price of the stock options for the purchase of the underlying common stock. For 2011, we did not grant any stock options to our named executive officers or key employees although we did extend 80,000 previously vested and expiring stock options for Mr. Adams. No additional share based compensation expense was recorded on the books and records of the Company based on the extension (modification) primarily due to the fact that on the date of the modification, the closing common stock price was less than the exercise price of the underlying common stock.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2012 and 2011, these benefits included payment of health, dental, life, and disability insurance, and Company provided automobiles or auto allowances.

Transaction and Change in Control Bonuses

We have provided a transaction bonus for Mr. Kramer and Mr. Adams, and a change in control bonus for Mr. Zajaczkowski and Mr. Schnitzer, in their employment agreements, which are activated upon consummation of a change in control. See Severance and Change in Control Arrangements below for more information.

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

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2012.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($) (1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2012	375,962	—	—	—	35,782	411,744
CEO and President	2011	400,000	—	—	—	28,428	428,428
	2010	400,000	100,000	—	—	23,251	523,251

Michael T. Adams	2012	190,385	—	—	—	22,425	212,810
CGO, EVP and Secretary	2011	200,000	—	—	—	24,903	224,903
	2010	193,610	49,063	—	—	25,825	268,498

Charles A. Zajaczkowski	2012	175,625	—	—	—	20,605	196,230
CFO and Treasurer	2011	160,000	—	—	—	15,030	175,030
	2010	101,539	35,000	—	—	9,211	145,750

Harvey L. Schnitzer	2012	166,923	—	—	—	14,341	181,264
COO (2)	2011	—	—	—	—	—	—
	2010	—	—	—	—	—	—
(1) For 2012, amounts disclosed are perquisites valued at an aggregate of $93,154, of which $9,794 was for personal use of a Company provided automobile to Mr. Kramer; $9,000, $7,800, and $5,885 were for car allowances for Mr. Adams, Mr. Zajaczkowski, and Mr. Schnitzer; $25,988, $16,540, $11,605, and $6,541, were for medical, dental, vision, life, and disability insurances for Mr. Kramer, Mr. Adams, Mr. Zajaczkowski, and Mr. Schnitzer, respectively.
(2) Mr. Schnitzer joined the Company as COO on April 5, 2012.

Grants of Plan-Based Awards

We did not grant any new plan-based award to our named executive officers during 2012, however, we did extend (modify) certain previously granted and vested stock options. The Company extended the 2,000,000 vested 6-year stock options originally granted to Mr. Kramer on July 12, 2005, at an exercise price of $.67 per share, (expiring December 31, 2012), for an additional 3 years (now expiring December 31, 2015). The closing price of the Company’s common stock as traded on the OTCBB on December 31, 2012, the date of the approval of the extension, was $.18 per share. There was no incremental cost associated with the modification.

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

			Equity Incentive Plan
	Number of Securities		Awards: Number of
	Underlying Unexercised		Securities Underlying	Option	Option
	Options (#)		Unexercised Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Douglas J. Kramer	2,000,000	—	—	0.67	12/31/2015
Douglas J. Kramer	312,500	187,500	—	0.74	12/31/2013
Michael T. Adams	80,000	—	—	0.67	7/11/2014
Michael T. Adams	—	—	300,000	0.35	12/31/2015

We did not have any outstanding stock awards held by our named executive officers at December 31, 2012. Nor did any of our named executive officers exercise any stock options during 2012.

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

Under Mr. Schnitzer's agreement, entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 8 months annual base salary paid in equal monthly installments, (ii) medical and dental benefits to him only for 8 months following the date of termination, (iii) the amount of the annual bonus and change in control bonus which he can show that he reasonably would have received had he remained in his executive capacity with the Company for 8 months after termination and (iv) to the extent not paid, any other amounts or benefits which he is entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 8 months annual base salary.

Change-in-Control

If the Company or any successor terminates any of the current named executive officers’ employment agreements at any time during their respective employment periods following a Change-in-Control: each of them will be entitled to: (i) any base salary which would otherwise be payable over the remaining term of each of their agreements in one lump sum; and (ii) any annual bonus or other benefits under any Company plan or program, which have not been earned, vested or exercisable in accordance with their terms will become fully earned, vested and exercisable at the time of such termination. Additionally, we have also provided a transaction bonus equal to 8½ % for Mr. Kramer and 1½ % for Mr. Adams; and a change-in-control bonus equal to: 100% of his annual base salary if such change-in-control occurs after 18 months from his effective date of employment for Mr. Zajaczkowski, and 50% of his annual base salary if such change-in-control occurs within 12 months from his effective date or 100% of his annual base salary if such change-in-control occurs after 12 months from his effective date of employment for Mr. Schnitzer (For Mr. Schnitzer, notwithstanding the foregoing, if a change-in-control occurs within 6 months after the termination of his employment, other than for cause by Company or voluntarily by him, he is entitled to the change-in-control bonus in this provision).

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

The following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under their employment agreements assuming that dismissal for other than cause, disability or death, or change-in-control occurred on December 31, 2012; and (2) under our Equity Plan assuming that a change-in-control occurred on December 31, 2012. Excluded from this table are any values relating to the transaction bonuses under the applicable employment agreements (as described above) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change-in-control, our named executive officers will receive the amounts reflected below.

				Value of	Continuation			Total
				Option	of Employee	Bonus		Value
Name	Trigger	Salary ($)		Acceleration ($)	Benefits ($) (3)	($) (4)		($)
Douglas J. Kramer CEO and President	Dismissal Other Than for Cause or Executive for Good Reason	350,000	(1)	—	28,697	87,500		466,197
	Disability or Death	350,000	(1)	—	—	—		350,000
	Change in Control	350,000	(2)	—	—	87,500		437,500

Michael T. Adams	Dismissal Other Than for Cause	180,000	(1)	—	56,773	45,000		281,773
CGO, EVP and Secretary	Disability or Death	180,000	(1)	—	—	—		180,000
	Change in Control	360,000	(2)	—	—	45,000		405,000

Charles A. Zajaczkowski	Dismissal Other Than for Cause	55,500	(1)	—	9,878	41,635		107,013
CFO and Treasurer	Disability or Death	55,500	(1)	—	—	—		55,500
	Change in Control	166,500	(2)	—	—	208,135	(5)	374,635

Harvey L. Schnitzer	Dismissal Other Than for Cause	166,667	(1)	—	5,331	62,500		234,498
COO	Disability or Death	166,667	(1)	—	—	—		166,667
	Change in Control	250,000	(2)	—	—	187,500	(6)	437,500
(1) Represents an amount equal to base salary of 12 months for Mr. Kramer (24 months agreed to but only 12 remaining months under Agreement) and Mr. Adams, 4 months for Mr. Zajaczkowski, and 8 months for Mr. Schnitzer, respectively.
(2) Represents an amount equal to the annual base salary for the remainder of the respective executive's employment agreement term: (a) Mr. Kramer, $350,000 base salary, expires 12/31/13; (b) Mr. Adams, $180,000 base salary, expires 12/31/14; (c) Mr. Zajaczkowski, $166,500 base salary, expires 12/31/13; and (d) Mr. Schnitzer, $250,000 base salary, expires 12/31/13.
(3) Represents aggregate value of: (a) 12 months, or $15,235, for Mr. Kramer, 12 months, or $15,235, for Mr. Adams, 4 months, or $3,469, for Mr. Zajaczkowski, and 8 months, or $3,998, for Mr. Schnitzer, for medical and dental insurance; and (b) 2 weeks, or $13,462, for Mr. Kramer, 12 weeks, or $41,538, for Mr. Adams, and 2 weeks, or $6,409, for Mr. Zajaczkowski, for unused accrued vacation.
(4) Represents aggregate value of annual EBITDA bonuses for 2013 year at 25% level of each executive's respective annual salary (Refer to Footnote (2) for salaries).
(5) Represents amount included in Footnote (2) plus change in control bonus equal to 100% of Mr. Zajaczkowski's annual base salary of $166,500).
(6) Represents amount included in Footnote (2) plus change in control bonus equal to 50% of Mr. Schnitzer’s annual base salary of $250,000).

Non-Employee Director Compensation

Standard Compensation Arrangements

All directors are required to attend any annual meeting of stockholders. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings. Effective July 1, 2010, the Board adopted Non-Employee Director Restricted Stock Plan that provides each outside director will receive: (i) cash payments of $2,500 each quarter; and (ii) a stock grant of 100,000 shares, except Mr. Nadel who will receive a stock grant of 500,000 shares. All stock grants vest over a five-year period, with one fifth vesting at the end of each year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. The following table summarizes compensation for non-employee directors for the year ended December 31, 2012, including costs incurred during 2012 for stock awards and stock options granted that vested in 2012.

DIRECTOR COMPENSATION TABLE

Fees Earned or	All Other
Name	Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Total ($)
(a)	(b) (1) (3)	(c) (2) (3)	(d) (4)	(g) (5)	(h)
Richard J. Kurtz	—	—	146,211	390,922	537,133
Arthur J. Gregg	10,000	13,000	—	—	23,000
Jay C. Nadel	191,276	1,028,894	—	—	1,220,170
Augustus J. Larson	10,000	13,000	—	—	23,000
Howard L. Brown	10,000	13,000	—	—	23,000
(1) Represents cash payments paid to directors under standard compensation arrangements.
(2) Represents the amounts of compensation cost recognized by us in fiscal year 2012 related to stock awards granted to non-employee directors for director and other services (as applicable), as prescribed under GAAP. For a discussion of this program and valuation assumptions, see Note 17 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012. The information below shows the overall amount of compensation cost attributable to awards at December 31, 2012:
Number of Stock	Number of Stock
Number of	Award Shares	Award Shares	2012 Fiscal Year
Grant	Closing	Stock Award	Vested	Unvested	Compensation
Director	Date	Price ($)	Shares Granted	at 12/31/2012	at 12/31/2012	Cost ($)
Arthur J. Gregg	7/1/10	.65	100,000	60,000	40,000	13,000
Jay C. Nadel	7/1/10	.65	500,000	300,000	200,000	65,000
Augustus J. Larson	7/1/10	.65	100,000	60,000	40,000	13,000
Howard L. Brown	7/1/10	.65	100,000	60,000	40,000	13,000
(3) For Mr. Nadel, represents the aggregate compensation cost recognized related to his February 22, 2011 advisory/consulting agreement, whereby the Company agreed to pay him $200,000 per year in cash (which amount was reduced to $180,000 per year effective 7/1/12 - $181,276 paid in cash in 2012) and granted an aggregate of 5,000,000 shares of restricted common stock (“Shares”) vesting monthly on a pro-rata basis over a 3 year period on the last day of each calendar month during the period commencing February 22, 2011 and ending January 31, 2014, with last month’s pro-rata number of Shares vesting on February 21, 2014 (“Nadel Agreement”). The Company further agreed to certain anti-dilution provisions in the Nadel Agreement. On June 29, 2012, the Company entered into a transaction which triggers the anti-dilution aspects on a monthly basis (refer to Footnote (6) below for more information) , whereby the Company was required to issue shares of restricted common stock. For 2012, an aggregate of 1,669,704 Shares vested and were valued and recorded at $951,734, plus an additional 62,101 shares were granted and vested pursuant to the abovementioned anti-dilution aspects and valued and recorded at $12,160, resulting in an aggregate issuance of 1,731,805 shares valued and recorded at $963,894. At December 31, 2012, there were 3,097,620 Shares vested (and 1,902,380 Shares unvested out of the 5,000,000 original grant), plus an additional aggregate of 757,805 shares granted and vested pursuant to anti-dilution aspects, resulting in aggregate compensation cost of $2,007,390. For a discussion of this particular transaction and valuation, see Note 17 – Share-Based Payment Arrangements, Advisor Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2012.
(4) Represents amount of compensation cost recognized in fiscal year 2012 related to the 800,000 options granted in fiscal year 2010 to Mr. Kurtz, Chairman, as prescribed under GAAP. The option award was granted on 12/28/10, at an exercise price of $.60 per share (100% of closing price) on grant date, and vests in equal increments at end of each year from the date of grant over a 3 year period. For 2012, an aggregate of 266,667 options vested and were valued and recorded at $146,211. At December 31, 2012, there were 533,333 options vested (and 266,667 options unvested out of the 800,000 original grant), resulting in aggregate compensation cost of $293,727. For a discussion of the Equity Incentive Plan and particular valuation assumptions, see Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2012 and “Director Independence” below.
(5) Represents amount of $47,038 in accrued interest expense – related party on $1,300,000 promissory note, bearing interest at 5% per annum, entered into between the Company and the Chairman of the Board on April 16, 2012, as part of a negotiation with the Bank to cure a default in our Bank Loan Agreement. Refer to Item 11 – Certain Relationships and Related Transactions below, Items (c), (f), (g), and (h) below for more information.
(6) Represents amount of accrued interest expense – related party on 5,000,000 shares of restricted common stock granted to the Chairman of the Board for his personal guarantee of the obligations under the Note Purchase Agreement with Enhanced Capital on June 29, 2012, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. At December 31, 2012, there were aggregate of 1,273,973 shares vested (and 3,726,027 shares unvested out of the 5,000,000 original grant), resulting in $343,884 in cost classified as interest expense – related party. For a discussion of this particular transaction and valuation, see Note 17 – Share-Based Payment Arrangements, Guaranty Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of us or any of our former subsidiaries. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2012.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson

Mr. Augustus J. Larson

Mr. Howard L. Brown

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of March 10, 2013, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO and President, CGO and Executive Vice President, CFO and Treasurer, and COO, and (iii) all of our directors, named executive officers and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of March 10, 2013 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT TABLE

	Shares of	Rights to	Total Shares
	Common Stock	Acquire Shares of	of Common Stock	Percent
Beneficial Owner	Owned	Common Stock (1)	Beneficially Owned	of Class (2)
Directors:
Richard J. Kurtz, Chairman	80,656,188	1,555,251	82,211,439	69.8%
Nine Duck Pond Road, Alpine, NJ 07620
Jay C. Nadel, Vice Chairman	5,239,425	1,032,254	6,271,679	6.8%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	60,000	225,000	285,000	0.2%
Augustus J. Larson	60,000	135,000	195,000	0.2%
Howard L. Brown	60,000	500,000	560,000	0.5%
Douglas J. Kramer (3)	—	2,312,500	2,312,500	2.0%
Michael T. Adams (4)	—	80,000	80,000	0.1%

Executive Officers:
Charles A. Zajaczkowski, CFO and Treasurer	—	—	—	—
Harvey L. Schnitzer, COO	—	—	—	—

All Directors and Executive Officers as a Group	86,075,613	5,840,005	91,915,618	79.6%
(1) Represents common stock which the person has the right to acquire within 60 days after March 10, 2013. For executive officers: (a) Mr. Kramer has 2,500,000 vested stock options, of which 2,312,500 are exercisable, and (b) Mr. Adams has 80,000 vested and exercisable stock options; and directors: (a) Mr. Kurtz has 733,333 vested and exercisable stock options and 821,918 shares of restricted common stock pursuant to his guaranty agreement, (b) Mr. Nadel has 450,000 vested and exercisable stock options and 582,254 shares of restricted common stock pursuant to his advisory and consultant agreement (includes anti-dilution aspects), (c) Mr. Gregg as 225,000 vested and exercisable stock options, (d) Mr. Larson has 135,000 vested and exercisable stock options, and (e) Mr. Brown has 500,000 vested and exercisable stock options. Refer to Item 11 – Executive and Director Compensation for more information.
(2) Based on 117,729,715 shares of our common stock outstanding at March 10, 2013 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Certain Beneficial Owners Table below).
(3) Mr. Kramer is also our CEO and President.
(4) Mr. Adams is also our CGO, EVP and Secretary.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above and below tables, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

	Shares of	Rights to	Total Shares of
	Common Stock	Acquire Shares of	Common Stock	Percent
Name and Address of Beneficial Owners (1)	Owned	Common Stock (1) (2)	Beneficially Owned	of Class (3)
ComVest Capital LLC	—	2,500,000	2,500,000	2.1%
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
(2) Based on 117,729,715 shares of our common stock outstanding at March 10, 2013 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Management Table above).
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

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a) On January 20, 2012, the Company received a $300,000 prepayment from a customer in which the Chairman of the Board has an ownership interest, for the purchase of foam products. The prepayment was converted into a promissory note due and payable from the Company to the customer prior to any order being delivered to the customer. See Item (f) below.

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

(d) On April 5, 2012, the Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer, good until December 31, 2014 (“Term”), with an annual base salary of $200,000. Mr. Schnitzer is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. He is also entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term. On July 9, 2012, Mr. Schnitzer’s annual base salary was increased to $250,000.

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

(h) On April 16, 2012, the Company consolidated the promissory notes described in Items (c), (f) and (g) above into one $1,300,000 promissory note, bearing interest at 5% per annum, due, including accrued interest, on October 31, 2013, as part of a negotiation with the Bank to cure a default at December 31, 2011 in the Loan Agreement, and entered into a subordination agreement with the Bank. At December 31, 2012, the Company has accrued interest of $47,038 relating to this promissory note. See also Item (j) below.

(i) On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 9 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement of even date with Enhanced Texas Fund, as agent under the Note Purchase Agreement, to secure the Company’s performance under the Note Purchase Agreement. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Note Purchase Agreement, issued Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement (the “Shares”). The Shares were valued at $.27 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding (June 28, 2012) the closing date of June 29, 2012, for an aggregate amount of $1,350,000. The aggregate value of the shares are being classified as interest expense – related party. At December 31, 2012, an aggregate of 1,273,973 shares have vested and interest expense – related party recorded was $343,884.

(j) On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 9 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company was required to extend the maturity date on his $1,300,000 promissory note (described in Item (h) above) to October 1, 2014 and further subordinate it to the Enhanced Notes.

(k) Effective July 1, 2012, the Company and Douglas J. Kramer, entered into a third amendment to that certain Executive Employment Agreement dated May 5, 2008, as amended, changing his annual base salary from $400,000 per annum to $350,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(l) Effective July 1, 2012, the Company and Mr. Adams, entered into a fourth amendment to that certain Executive Employment Agreement dated May 18, 2009, as amended, changing his annual base salary from $200,000 per annum to $180,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(m) Effective July 1, 2012, the Company and Mr. Zajaczkowski, entered into a second amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, changing his annual base salary from $185,000 per annum to $166,500 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(n) Effective July 1, 2012, the Company and Mr. Nadel, entered into a first amendment to that certain Advisory/Consulting Agreement dated February 22, 2011, changing his monthly fee from $16,667 to $13,333 ($200,000 per annum to $180,000 per annum). On February 22, 2011, the Company entered into an agreement wherein Mr. Nadel became a consultant and Vice Chairman, for 3 years. In addition to any other compensation Mr. Nadel is currently receiving from the Company, Mr. Nadel was granted 5,000,000 shares of restricted common stock, which vest monthly over 3 years, and $200,000 in cash fees per year. See also Item (t) below.

(o) Effective July 9, 2012, the COO, received an increase in his annual base salary to $250,000 per annum. See also Item (d) above.

(p) Effective December 31, 2012, the Company amended Mr. Zajaczkowski’s Executive Employment Agreement to extend the Term for an additional year to expire on December 31, 2013.

(q) The Company extended the 2,000,000 vested 6-year stock options originally granted to Mr. Kramer on July 12, 2005, at an exercise price of $.67 per share, (expiring December 31, 2012), for an additional 3 years (now expiring December 31, 2015). The closing price of the Company’s common stock as traded on the OTCBB on December 31, 2012, the date of the approval of the extension, was $.18 per share. There was no incremental cost associated with the modification.

(r) On December 31, 2012, the Company vested an additional 160,000 shares of the restricted common stock under the Board adopted Non-Employee Director Share Based Compensation Program (“Director Plan”), of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid an aggregate of $40,000 in cash to non-employee directors during 2012. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), and Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. All stock grants will vest over a four and half year period, with one fifth vesting at the end of each calendar year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. As of December 31, 2012, a total of 480,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $312,000, of which $104,000 was for 2012, 2011, and 2010, respectively.

(s) The Company accepts funds in for the purchase of certain spray rigs by customers from non-affiliated third party financing companies, including a financing company owned and operated by a relative of the Company’s Chairman of the Board (not part of the Chairman’s immediate family nor does the relative reside with the Chairman). The relative’s third party financing is provided based on competitive bidding. The total aggregate of funds received in connection with the financing of spray rigs from the relative’s company during the 2012 year was approximately $65,000.

(t) During 2012, the Company vested an aggregate of 1,731,805 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $963,894.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the year ended December 31, 2012 and 2011. The Audit Committee of the Board of Directors selects the independent registered public accounting firm. Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2012		2011
Audit Fees	$219,014	(1)	$159,125	(1)
Audit-Related Fees	—		—
Tax Fees	16,150	(2)	17,543	(2)
All Other Fees	—		—
Total	$235,164		$176,668

Notes:
(1)	Represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, and for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters.
(2)	Represents the aggregate fees billed to us by Hein for professional services rendered for the preparation of Federal income tax reports. The Audit Committee and Board of Directors determined in advance of retaining Hein that the rendering of such services does not impair the independence of Hein as an auditor of the financial statements of Lapolla.

Policy on Audit Committee Pre-Approval

As part of its required duties, the Audit Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2012 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

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

Schedule for the Years Ended December 31, 2012 and 2011:

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

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Charles A. Zajaczkowski, CFO
Charles A. Zajaczkowski
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz, Chairman
Richard J. Kurtz
Chairman of the Board

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel, Vice Chairman
Jay C. Nadel
Vice Chairman of the Board

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Date:	March 29, 2013	LAPOLLA INDUSTRIES, INC.

By: /s/ Charles A. Zajaczkowski, PAO
Charles A. Zajaczkowski
Principal Accounting Officer

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012 and 2011

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2012
Allowance for Doubtful Accounts (1)	$820,191	$902,940	$—	$(726,753)	$996,378
Deferred Tax Assets Valuation Allowance	—	—	—	—	—
Year Ended December 31, 2011
Allowance for Doubtful Accounts (1)	$938,831	$1,102,500	$—	$(1,221,140)	$820,191
Deferred Tax Assets Valuation Allowance	20,897,480	—	752,445	—	21,649,925

Notes:
(1) Write-offs of uncollectible accounts are included in Deductions column.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation dated June 28, 1994 as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated February 12, 1999 as filed with State of Delaware February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).
3.3	Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2000 as filed with the State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 3(i) to Form 10-KSB dated December 31, 2000, filed March 30, 2001).
3.4	Certificate of Amendment of Restated Certificate of Incorporation dated May 28, 2002 as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2002, filed August 19, 2002).
3.5	Certificate of Amendment of Restated Certificate of Incorporation dated December 30, 2004 as filed with the State of Delaware on December 30, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K dated December 31, 2004, filed March 30, 2005).
3.6	Certificate of Amendment of Restated Certificate of Incorporation dated November 8, 2005 as filed with the State of Delaware on November 8, 2005 (incorporated by reference to Exhibit 3.6 to Form 10-K dated December 31, 2005, filed March 31, 2006).
3.7	Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 2007 as filed with the State of Delaware on June 18, 2007 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2007, filed August 20, 2007).
3.8	Certificate of Amendment of Restated Certificate of Incorporation dated June 10, 2008 as filed with the State of Delaware on June 10, 2008 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2008, filed August 19, 2008).
3.9	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2011 as filed with the State of Delaware on May 24, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.10	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.11	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
4.1	Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed with the State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).
4.2	Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).
4.3	Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).
4.4	Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated September 27, 2006 filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
4.5	Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006 as filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
10.3	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001, filed January 31, 2002).
10.6	Securities Purchase Agreement dated September 29, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2006, filed January 31, 2002).
10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Amendment to Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.10	Second Amendment to Equity Incentive Plan dated May 5, 2008 (incorporated by reference to Appendix B to DEF 14C dated and filed on May 19, 2008).
10.11	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.12	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.13	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.14	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.15	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.16	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.17	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.18	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.19	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.21	Convertible Term Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.22	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.23	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.24	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

INDEX OF EXHIBITS

(continued)

Exhibit No.	Description
10.25	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.26	Registration Rights Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.27	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.28	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.29	Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.30	Amended and Restated Asset Purchase Agreement dated July 1, 2008 between the Company, Air-Tight Marketing and Distribution, Inc., and Larry P. Medford and Ted J. Medford (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.31	Employment Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.32	Option Agreement dated July 1, 2008 between Ted J. Medford and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.33	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.34	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.35	First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.36	Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.37	First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).
10.38	Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.39	Guarantee Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.40	First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).
10.41	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.42	Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).
10.43	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.44	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.45	First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.46	Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.47	Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.48	Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.49	Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)
10.50	Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.51	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.52	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.53	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.54	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.55	Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.56	Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.57	Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.58	Second Amendment, effective July 1, 2012, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.9 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.59	First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.10 to Form 10-Q dated June 30, 2012, filed August 20, 2012).

INDEX OF EXHIBITS

(continued)

Exhibit No.	Description
10.60	Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.61	First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.62	Third Amendment, effective December 31, 2012, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company.
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of March 31, 2010 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

2012 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

www.lapollaindustries.com

LAPOLLA INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

Years Ended December 31, 2012 and 2011	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2012 and 2011	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012 and 2011	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(i)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lapolla Industries, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of Lapolla Industries, Inc. listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Hein & Associates, LLP

Houston, Texas

March 29, 2013

LAPOLLA INDUSTRIES, INC.

BALANCE SHEETS

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	7,302,149	11,541,181
Inventories	4,832,348	6,222,119
Prepaid Expenses and Other Current Assets	726,737	1,430,273
Total Current Assets	12,861,234	19,193,573

Property, Plant and Equipment	1,969,998	2,445,608

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,462,639	1,854,901
Deposits and Other Non-Current Assets, Net	455,553	388,340
Total Other Assets	6,153,020	6,478,069

Total Assets	$20,984,252	$28,117,250

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,637,141	$12,356,101
Accrued Expenses and Other Current Liabilities	1,345,014	1,395,103
Current Portion of Notes Payable - Enhanced	1,219,998	—
Current Portion of Term Loan	—	937,500
Current Portion of Derivate Liability	65,656	154,518
Current Portion of Long-Term Debt	21,077	44,560
Total Current Liabilities	10,288,886	14,887,782

Other Liabilities:
Non-Current Portion of Revolver Loan	5,032,450	9,133,155
Non-Current Portion of Notes Payable - Enhanced	3,117,336	—
Non-Current Portion of Note Payable – Related Party	1,300,000	—
Accrued Interest – Note Payable – Related Party	47,038	—
Non-Current Portion of Long-Term Debt	4,430	26,487
Total Other Liabilities	9,501,254	9,159,642

Total Liabilities	19,790,140	24,047,424

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 109,372,266 and 106,206,488 Issued
and Outstanding for 2012 and 2011, respectively.	1,093,723	1,062,065
Additional Paid-In Capital	84,745,704	83,219,373
Accumulated (Deficit)	(84,524,609)	(80,093,937)
Accumulated Other Comprehensive (Loss)	(120,706)	(117,675)
Total Stockholders' Equity	1,194,112	4,069,826

Total Liabilities and Stockholders' Equity	$20,984,252	$28,117,250

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011

Sales	$70,383,827	$86,219,712

Cost of Sales	57,413,413	71,041,959

Gross Profit	12,970,414	15,177,753

Operating Expenses:
Selling, General and Administrative	14,608,934	16,553,710
Professional Fees	438,674	603,815
Depreciation	224,551	296,603
Amortization of Other Intangible Assets	501,315	449,568
Consulting Fees	514,244	455,967
Total Operating Expenses	16,287,718	18,359,663

Operating (Loss)	(3,317,304)	(3,181,910)

Other (Income) Expense:
Interest Expense	831,074	565,796
Interest Expense – Related Party	390,922	—
(Gain) on Derivative Liability	(88,862)	(137,722)
Other, Net	(19,766)	(103,694)
Total Other (Income) Expense	1,113,368	324,380

Net (Loss)	$(4,430,672)	$(3,506,290)
Dividends on Preferred Stock	—	(668,945)
Net (Loss) Available to Common Stockholders	$(4,430,672)	$(4,175,235)

Net (Loss) Per Share – Basic and Diluted	$(0.04)	$(0.05)
Weighted Average Shares Outstanding	107,312,421	81,243,262

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment (Loss)	(3,031)	(91,507)
Total Other Comprehensive (Loss)	$(3,031)	$(91,507)

Comprehensive (Loss)	$(4,433,703)	$(4,266,742)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Series	Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	D	$1.00	Shares	$0.01	Capital	(Deficit)	(Loss)	Equity

As of December 31, 2010	5,242	$5,242	83,705,376	$837,054	$82,081,100	$(76,587,648)	$(26,168)	$6,309,580

Comprehensive (Loss), Net of Tax:
Net (Loss)	—	—	—	—	—	(3,506,290)	—	(3,506,290)
Currency Translation (Loss)	—	—	—	—	—	—	(91,507)	(91,507)
Comprehensive (Loss)	—	—	—	—	—	—	—	(3,597,797)

Issuance of Common Stock	—	—	2,283,575	22,836	(22,836)	—	—	—
Issuance of Preferred Stock	315	315	—	—	314,685	—	—	315,000
Exchange of Common Stock and to Preferred Stock	1,653	1,653	(2,900,000)	(29,000)	27,347	—	—	—
Exchange of Preferred Stock and Preferred Dividends for Common Stock	(7,210)	(7,210)	23,117,493	231,175	194,808	—	—	418,773
Share Based Compensation Expense	—	—	—	—	1,293,214	—	—	1,293,214
Preferred Stock Accrued Dividends and Other Adjustments	—	—	44	—	(668,945)	1	—	(668,944)

As of December 31, 2011	—	—	106,206,488	$1,062,065	$83,219,373	$(80,093,937)	$(117,675)	$4,069,826

Comprehensive (Loss), Net of Tax:
Net (Loss)	—	—	—	—	—	(4,430,672)	—	(4,430,672)
Currency Translation (Loss)	—	—	—	—	—	—	(3,031)	(3,031)
Comprehensive (Loss)	—	—	—	—	—	—	—	(4,433,703)

Issuance of Common Stock	—	—	3,165,778	31,658	(31,658)	—	—	—
Share Based Compensation Expense	—	—	—	—	1,214,105	—	—	1,214,105
Interest Expense – Related Party	—	—	—	—	343,884	—	—	343,884

As of December 31, 2012	—	—	109,372,266	$1,093,723	$84,745,704	$(84,524,609)	$(120,706)	$1,194,112

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

Cash Flows From Operating Activities
Net (Loss):
Continuing Operations	$(4,430,672)	$(3,506,290)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	539,487	556,409
Amortization of Other Intangible Assets	501,315	449,568
Provision for Losses on Accounts Receivable	792,761	762,500
Share Based Compensation Expense	1,214,105	1,293,214
Interest Expense – Related Party	390,922	—
Gain on Derivative Liability	(88,862)	(137,722)
Gain on Disposal of Asset	21,972	(12,864)
Changes in Assets and Liabilities:
Trade Receivables	3,446,271	(1,289,857)
Inventories	1,389,771	(869,104)
Prepaid Expenses and Other Current Assets	703,536	(170,775)
Other Intangible Assets	(109,053)	—
Deposits and Other Non-Current Assets	(23,213)	(593,430)
Accounts Payable	(4,718,960)	3,957,760
Accrued Expenses and Other Current Liabilities	(50,089)	(166,610)
Net Cash (Used in) Provided by Operating Activities	(420,709)	272,800

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(102,824)	(458,066)
Proceeds from Disposal of Property, Plant and Equipment	16,976	16,061
Net Cash (Used in) Investing Activities	$(85,848)	$(442,005)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	79,634,905	88,564,955
Principal Repayments to Revolver Loan	(83,735,611)	(87,010,063)
Proceeds from Notes Payable – Enhanced	4,400,000	—
Principal Repayments to Notes Payable – Enhanced	(106,666)	—
Proceeds from Note Payable – Related Party	1,300,000	—
Principal Repayments to Term Loan	(937,501)	(1,250,000)
Principal Repayments on Long Term Debt	(45,539)	(44,477)
Net Cash Provided by Financing Activities	509,588	260,415

Net Effect of Exchange Rate Changes on Cash	(3,031)	(91,507)

Net Increase (Decrease) In Cash	—	(298)
Cash at Beginning of Year	—	298
Cash at End of Year	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	669,610	565,586

Supplemental Schedule of Non Cash Investing and Financing Activities:
Exchange of Common Stock for Preferred Stock	$—	$1,653,000
Exchange of Accrued Preferred Stock Dividends for Preferred Stock	—	315,000
Exchange of Preferred Stock for Common Stock	—	7,210,000
Exchange of Accrued Preferred Stock Dividends for Common Stock	$—	$418,773

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications did not affect net income (loss).

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist primarily of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. The Company has trade receivables from a diversified customer base. The Company has a credit insurance policy in place covering most customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represented more than 10% of gross profit for each of the years ended December 31, 2012 and 2011. No customer represented more than 10% of trade receivables at December 31, 2012 or 2011.

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

Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company had no Level 1 assets or liabilities at December 31, 2012; (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at December 31, 2012; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had Level 3 assets or liabilities at December 31, 2012. See Note 10 to our financial statements for level 3 assets and liabilities. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximate fair value due to the short period of time to maturity.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $65,656 and $154,518 as of December 31, 2012 and 2011, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 10 to our financial statements.

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

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $22 Million and $21.6 Million at December 31, 2012 and 2011, respectively. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2011. The Company recorded a valuation allowance against the deferred tax asset of $22 Million and $21.6 Million at December 31, 2012 and 2011, respectively, reducing its net carrying value to zero. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2012, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $1,969,998 and depreciation expense totaled $539,487 as of and for the year ended December 31, 2012. Net property, plant and equipment totaled $2,445,608 and depreciation expense totaled $556,409 as of and for the year ended December 31, 2011.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2012 and 2011. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. In the fourth quarter of 2012 and 2011, the Company conducted the required annual test of goodwill for impairment. Management uses the income approach to estimate the fair market value of the business segments based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions.

Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2012 and 2011 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. At December 31, 2012, the aggregate amount of fair value that exceeded the carrying value of the Company's reporting units was approximately $7.7 Million, of which $7 Million was for Foam and $0.7 Million was for Coatings. At December 31, 2011, the aggregate amount of fair value that exceeded the carrying value of the Company's reporting units was approximately $11 Million, of which $9 Million was for Foam and $2 Million was for Coatings.

Other Intangible Assets

The Company had other intangible assets, net of $1,462,639 and $1,854,901 at December 31, 2012 and 2011, respectively, consisting of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $501,315 and $449,568 at December 31, 2012 and 2011, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 7 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight). Freight included in revenue was $1,301,496 and $1,146,395 in 2012 and 2011, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $4,038,251 and $5,342,075 in 2012 and 2011, respectively. Revenues are recorded net of sales tax.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a lattice-based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share based compensation are included in Note 17 to our financial statements. Share based compensation expense was $1,214,105 and $1,293,214 in 2012 and 2011, respectively. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $996,000 and $820,000 at December 31, 2012 and 2011, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $1,300,000 and $1,481,000 in 2012 and 2011, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive. Disclosures related to net income (loss) per common share are included in Note 15 to our financial statements.

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

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company's fiscal year 2012, with early adoption permitted. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance for the 2012 year. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Note 2. Liquidity.

The Company has an accumulated deficit of $84,524,609, had a net loss of $4,430,672, and used $420,709 of cash in operating activities. As a result, there are concerns about the liquidity of the Company at December 31, 2012. The Company has a working capital surplus of $2,572,348. During 2012, with the addition of a new Chief Operating Officer, focus has shifted to improving margins and reducing expenses.  The Company implemented a more stringent credit granting criteria along with implementing a process whereby all orders are reviewed before being accepted to ensure a minimum margin is obtained.  The Company also worked to reduce cash expenses by reducing the workforce, reducing the compensation of three of the executives, closing unprofitable locations and cutting spending in areas such as travel and advertising. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund the Company’s operations, including capital expenditures, through 2013. Notwithstanding the foregoing, the Company is seeking to raise additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors to fund aggressive growth targets.

Note 3. Trade Receivables.

Trade receivables are comprised of the following for the years ended December 31:

	2012	2011
Trade Receivables	$8,298,527	$12,361,372
Less: Allowance for Doubtful Accounts	(996,378)	(820,191)
Trade Receivables, Net	$7,302,149	$11,541,181

Note 4. Inventories.

The following is a summary of inventories for the years ended December 31:

	2012	2011
Raw Materials	$1,663,901	$2,063,624
Finished Goods	3,168,447	4,158,495
Total	$4,832,348	$6,222,119

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5. Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ended December 31:

	2012	2011	Estimated Useful Life
Vehicles	$758,408	$873,391	5 Years
Leasehold Improvements	283,961	256,401	13 – 15 Years
Office Furniture and Equipment	324,237	324,979	3 – 7 Years
Computers and Software	1,144,496	1,109,671	3 – 5 Years
Machinery and Equipment	2,449,987	2,466,777	3 – 20 Years
Plant Construction in Progress	10,788	—
Total Property, Plant and Equipment	$4,971,877	$5,031,219
Less: Accumulated Depreciation	(3,001,879)	(2,585,611)
Total Property, Plant and Equipment, Net	$1,969,998	$2,445,608

Depreciation expense was $539,487 and $556,409 for the years ended 2012 and 2011, of which $314,936 and $259,806 were included in cost of sales for 2012 and 2011, respectively.

Note 6. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2012 and 2011, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 41% and 35% of purchases, respectively.

Note 7. Goodwill and Other Intangible Assets.

The following is a summary of Goodwill for the years ended December 31:

Goodwill

	2012	2011
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets for the years ended December 31:

Other Intangible Assets

	2012			2011
	Gross	Accumulated	Net	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Customer Lists	$859,235	$(780,235)	$79,000	$859,235	$(622,235)	$237,000	5 Years
Product Formulation	138,471	(72,312)	66,159	138,471	(63,081)	75,390	15 Years
Trade Names	740,325	(219,857)	520,468	740,325	(170,502)	569,823	15 Years
Non-Competes	210,000	(189,000)	21,000	210,000	(147,000)	63,000	5 Years
Approvals and Certifications	1,420,808	(644,796)	776,012	1,325,754	(416,066)	923,688	5 Years
	$3,368,839	$(1,906,200)	$1,462,639	$3,273,785	$(1,418,884)	$1,854,901

Based on the other intangible assets in service as of December 31, 2012, estimated amortization expense for the years ending December 31, 2013 through December 31, 2016 and thereafter is as follows:

	2013	2014	2015	2016	Thereafter
Customer Lists	$79,000	$—	$—	$—	$—
Product Formulation	9,231	9,231	9,231	9,231	29,235
Trade Names	49,355	49,355	49,355	49,355	323,048
Non-Competes	21,000	—	—	—	—
Approvals and Certifications	251,207	251,207	251,207	22,391	—
	$409,793	$309,793	$309,793	$80,977	$352,283

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 8. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities for the years ended December 31:

	2012	2011
Accrued Payroll	$138,677	$140,913
Accrued Commissions	64,000	104,000
Accrued Inventory Purchases	—	53,465
Accrued Taxes and Other	917,244	788,284
Accrued Insurance	220,715	296,312
Deferred Finance Charge Income	4,378	12,129
Total Accrued Expenses and Other Current Liabilities	$1,345,014	$1,395,103

Note 9. Financing Instruments

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $2,500,000 under a term loan ("Term Loan") and $13,000,000 under a revolver loan ("Revolver Loan"). The Company granted the Bank a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. Effective as of June 29, 2012: (a) “Basic Reserve” was changed to $250,000 determined on a fixed charge coverage ratio (“FCCR”) satisfaction date; (b) Revolver Loan termination date was extended to March 31, 2014; (c) a “FCCR Satisfaction Date” which is the day that is 3 business days following the business day on which the Company delivers to the Bank its financial statements for a calendar month demonstrating that the FCCR, as of the last day of such calendar month, was equal to or greater than 1.0 to 1.0; (d) “Subordinated Term Debt” was defined as the principal amount of $4,400,000 under that certain Note Purchase Agreement (described in Item (b) below); (e) liens securing the Subordinated Term Debt were subordinated to the Bank’s liens under the Loan Agreement; (f) a FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. The Term Loan was paid off out of the proceeds received from the Enhanced Notes (described in Item (b) below) on June 29, 2012. The Company and Bank of America entered into an amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time, wherein the definition of “Basic Reserve” was changed to an amount, determined as of any day, equal to $750,000, the definition of “FCCR Satisfaction Date” was deleted, and a FCCR equal to at least 1.00, tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. At December 31, 2012, the balance outstanding on the Revolver Loan was $5,032,450 and the weighted-average interest rate was 4.5%. The Company was in compliance with its Loan Agreement debt covenants at December 31, 2012.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 9. Financing Instruments – continued.

(b) Note Purchase Agreement - continued.

The Note Purchase Agreement was personally guaranteed by the Chairman of the Board and majority stockholder of the Company (“Guarantor”), in exchange for the Company issuing the Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The shares of restricted common stock were valued at $.27 per share (closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing) for an aggregate amount of $1,350,000, and which amount is being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Notes. The Company and Enhanced entered an amendment dated November 15, 2012 to the Note Purchase Agreement, wherein the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. At December 31, 2012, the balance outstanding on the Enhanced Notes was $4,337,334 and the weighted-average interest rate was 10.0%. The Company was in compliance with its Note Purchase Agreement debt covenants at December 31, 2012.

(c) Warrants. The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest which matured and was paid off in 2010. Lapolla issued certain detachable warrants (“Warrants”) to ComVest and registered the underlying shares for the Warrants. The outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $65,656 at December 31, 2012. The Company determined that no liability was recognizable at December 31, 2012 for registration payment arrangements due to the registration statement being effective at December 31, 2012. See also Note 10 – Derivatives and Fair Value for more information.

Note 10. Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to certain detachable Warrants (See Note – 9 Financing Instruments, (c) Warrants, above) to purchase common stock and determined they are required to be accounted for as a derivative as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of derivatives on its balance sheet at fair value with changes in the value of derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.” The Company’s derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At December 31, 2012 and 2011, the Company’s derivative liabilities were categorized as Level 3 fair value assets, respectively.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the freestanding Warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the freestanding Warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, and December 31, 2012 and 2011, respectively. For 2012, the primary assumptions include projected annual volatility of 219% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2012 was estimated to be $65,656. For 2011, the primary assumptions include projected annual volatility of 120% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2011 was estimated to be $154,518. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are disclosed below and on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of December 31, 2012			As of December 31, 2011
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$ 65,656	$ 65,656	$ 65,656	$154,518	$154,518	$154,518
Total Derivative Liabilities	$ 65,656	$ 65,656	$ 65,656	$154,518	$154,518	$154,518

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 10. Derivatives and Fair Value - continued.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	2012		2011
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$154,518	$154,518	$292,240	$292,240
Total Gains or Losses (realized/unrealized) included in Net Income (Loss)	(88,862)	(88,862)	(137,722)	(137,722)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance on December 31,	$65,656	$65,656	$154,518	$154,518

Note 11. Long Term Debt.

The following is a summary of long term debt for the years ending December 31:

	2012	2011
Various notes payable on vehicles and equipment, due in monthly installments of $4,303 including interest, maturing through 2014.	$25,507	$71,047
Less: Current Maturities	(21,077)	(44,560)
Total Long-Term Debt	$4,430	$26,487
Debt Maturity Schedule:
Years Ending December 31,
2013	$21,077
2014	4,430
Total	$25,507

Note 12. Related Party Transactions.

(a) On January 20, 2012, the Company received a $300,000 prepayment from a customer in which the Chairman of the Board has an ownership interest, for the purchase of foam products. The prepayment was converted into a promissory note due and payable from the Company to the customer prior to any order being delivered to the customer. See Item (f) below.

(b) On February 28, 2012, a non-affiliated third party financing company owned and operated by a relative of the Company’s Chairman of the Board, advanced $500,000 to the Company to build spray rigs. The advance was converted into a promissory note due and payable from the Company to the financing company prior to any spray rigs being built and delivered to customers. See Item (g) below.

(c) On April 2, 2012, the Chairman of the Board advanced $500,000 to the Company for working capital purposes. Prior to paying back the advance, the advance was converted into a promissory note due and payable from the Company to the Chairman. See also Item (h) below.

(d) On April 5, 2012, the Company entered into an Executive Employment Agreement with Harvey L. Schnitzer, as Chief Operating Officer, good until December 31, 2014, with an annual base salary of $200,000. Mr. Schnitzer is eligible for a varying EBITDA based annual bonus if the Company’s Budgeted Earnings are achieved during any given year. He is also entitled to a change in control bonus equal to 50% of his annual base salary if the change in control occurs during his first 12 months of employment or 100% of his annual base salary if it occurs after the first 12 months during his Term or 6 months after the end of his Term.

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

(g) On April 16, 2012, the $500,000 promissory note between the Company and a non-affiliated third party financing company owned and operated by a relative of the Chairman of the Board was assigned to the Chairman of the Board. Refer to Item (b) above and See also (h) below.

(h) On April 16, 2012, the Company consolidated the promissory notes described in Items (c), (f) and (g) above into one $1,300,000 promissory note, bearing interest at 5% per annum, due, including accrued interest, on October 31, 2013, as part of a negotiation with the Bank to cure a default at December 31, 2011 in the Loan Agreement, and entered into a subordination agreement with the Bank. At December 31, 2012, the Company has accrued interest of $47,038 relating to this promissory note. See also Item (j) below.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 12. Related Party Transactions - continued.

(i) On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 8 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company, entered into a Guaranty Agreement of even date with Enhanced Texas Fund, as agent under the Note Purchase Agreement, to secure the Company’s performance under the Note Purchase Agreement. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Note Purchase Agreement, issued Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The Shares were valued at $.27 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding (June 28, 2012) the closing date of June 29, 2012, for an aggregate amount of $1,350,000. The aggregate value of the shares are being classified as interest expense – related party. At December 31, 2012, an aggregate of 1,273,973 shares have vested and interest expense – related party recorded was $343,884.

(j) On June 29, 2012, in connection with the Note Purchase Agreement (described in Note 8 – Financing Instruments, Item (b)), the Chairman of the Board and majority stockholder of the Company was required to extend the maturity date on his $1,300,000 promissory note (described in Item (h) above) to October 1, 2014 and further subordinate it to the Enhanced Notes.

(k) Effective July 1, 2012, the Company and the CEO and President entered into a third amendment to that certain Executive Employment Agreement dated May 5, 2008, as amended, changing his annual base salary from $400,000 per annum to $350,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(l) Effective July 1, 2012, the Company and CGO, EVP, and Secretary entered into a fourth amendment to that certain Executive Employment Agreement dated May 18, 2009, as amended, changing his annual base salary from $200,000 per annum to $180,000 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(m) Effective July 1, 2012, the Company and the CFO and Treasurer, entered into a second amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, changing his annual base salary from $185,000 per annum to $166,500 per annum and including eligibility for an additional discretionary cash bonus as approved by the Compensation Committee of the Board of Directors on an annual basis.

(n) Effective July 1, 2012, the Company and the Vice Chairman entered into an first amendment to that certain Advisory and Consulting Agreement dated February 22, 2011, changing his monthly fee from $16,667 to $13,333 ($200,000 per annum to $180,000 per annum). On February 22, 2011, the Company entered into an Advisory and Consulting Agreement wherein Mr. Nadel, a non-employee director became an advisor and consultant and the Vice Chairman of the Board for a 3 year period. In addition to any other compensation the Vice Chairman is currently receiving from the Company, he was granted 5,000,000 shares of restricted common stock, which vest monthly over 3 years, and $200,000 in cash fees per year. See also Item (t) below.

(o) Effective July 9, 2012, the COO, received an increase in his annual base salary to $250,000 per annum. See also Item (d) above.

(p) Effective December 31, 2012, the Company amended the CFO and Treasurer’s Executive Employment Agreement to extend the Term for an additional year to expire on December 31, 2013.

(q) The Company extended the 2,000,000 vested 6-year stock options originally granted to the CEO and President on July 12, 2005, at an exercise price of $.67 per share, (expiring December 31, 2012), for an additional 3 years (now expiring December 31, 2015). The closing price of the Company’s common stock as traded on the OTCBB on December 31, 2012, the date of the approval of the extension, was $.18 per share. There was no incremental cost associated with the modification.

(r) On December 31, 2012, the Company vested an additional 160,000 shares of the restricted common stock under the Board adopted Non-Employee Director Restricted Stock Plan, of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid an aggregate of $40,000 in cash to non-employee directors during 2012. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), and Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. All stock grants will vest over a four and half year period, with one fifth vesting at the end of each calendar year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. As of December 31, 2012, a total of 480,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $312,000, of which $104,000 was for 2012, 2011, and 2010, respectively.

(s) The Company accepts funds in for the purchase of certain spray rigs by customers from non-affiliated third party financing companies, including a financing company owned and operated by a relative of the Chairman of the Board (not part of the Chairman’s immediate family nor does the relative reside with the Chairman). The relative’s third party financing is provided based on competitive bidding. The total aggregate of funds received in connection with the financing of spray rigs from the relative’s company during the 2012 year was approximately $65,000.

(t) During 2012, the Company vested an aggregate of 1,731,805 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $963,894.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 13. Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

Deferred Tax Assets:	2012	2011
Net Operating Loss Carry-Forward	$64,831,310	$63,676,250
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	22,042,645	21,649,925
Valuation Allowance for Deferred Tax Assets	(22,042,645)	(21,649,925)
Net Deferred Taxes	$—	$—

At December 31, 2012, the Company had available, net operating loss carry-forwards of approximately $64,800,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended. The usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future. The loss carry-forwards, if not used, will expire as follows: $6,022,543 in 2018, $2,528,950 in 2019, $4,557,566 in 2020, $7,870,612 in 2021, $10,869,699 in 2022, $9,811,811 in 2023, $4,244,336 in 2024, $3,280,473 in 2025, $2,359,786 in 2026, $3,629,828 in 2027, $2,117,913 in 2028, $2,547,714 in 2029, $2,198,439 in 2031, $2,791,640 in 2032.

Note 14. Commitments and Contingencies.

Leases

The Company conducts operations in leased facilities located in Texas and New Jersey. The Texas lease includes lease concessions which amounts are included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease terms. Future minimum lease payments required under the non-cancelable operating lease as and for the years ending December 31 are as follows: $416,726 for 2013; $374,894 for 2014; $408,719 for 2015; and $183,219 for 2016. Rent expense for the years ended December 31, 2012 and 2011 was $255,229 and $357,145, respectively.

Legal Proceedings

(a) Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended on February 20, 2013. Plaintiffs bring this lawsuit individually and on behalf of a nationwide class as well as two New York subclasses. The complaint alleges, among other things, that Lapolla designs, labels, distributes, and manufactures spray polyurethane foam insulation, which creates a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs are seeking: (i) an order certifying the lawsuit as a class action and certifying the class and sub-classes of Plaintiffs; (ii) actual, compensatory, and punitive damages; (iii) injunctive relief; and (iv) attorney fees. Lapolla considers the allegations to be without merit and has mounted a vigorous defense against the class action, as well as all other allegations. The outcome of this litigation cannot be determined at this time.

(b) Lapolla Industries, Inc., Plaintiff v. Aspen Specialty Insurance Company, et al, Defendants

Lapolla filed a complaint entitled Lapolla Industries, Inc., Plaintiff, against Aspen Specialty Insurance Company; Aspen Specialty Insurance Management, Inc., Defendants, in the United States District Court for the eastern District of New York on November 29, 2012 in a dispute related to the Markey litigation described in (a) above (“Markey Action”). The Complaint alleges that defendants initially wrongfully denied insurance coverage in the Markey Action, and later wrongfully “conditionally” agreed to provide insurance coverage. We are seeking declaratory relief as follows: (i) an order that pursuant to existing policies issued by Defendants insuring Lapolla that Defendants must defend Plaintiff in the Markey Action; (ii) an order declaring that Plaintiff may select its own legal counsel; (iii) damages in an amount to be determined based upon Defendants’ breach of good faith, plus interest; (iv) an award of reasonable attorney fees plus costs and expenses incurred by Lapolla; and (v) pre- and post-judgment statutory interest. The outcome of this litigation cannot be determined at this time.

(c) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 15. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents were not considered in calculating diluted net loss per common share for the years ended December 31, 2012 and 2011 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share for the years ended:

	2012	2011
Net loss available to common shareholders (A)	$(4,430,672)	$(4,175,235)
Weighted average common shares outstanding (B)	107,312,421	81,243,262
Dilutive effect of employee equity incentive plans	7,473,333	1,938,577
Dilutive effect of warrants	—	—
Weighted average common shares outstanding, assuming dilution (C)	114,785,754	83,181,839
Basic earnings per common share (A)/(B)	$(0.04)	$(0.05)
Diluted earnings per common share (A)/(C)	$(0.04)	$(0.05)

For 2012, a total of 7,473,333 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 2,500,000 shares were for outstanding warrants, all of which had an exercise price greater than the market value of the common share as of the periods then ended (“out-of-the-money”), and (b) 4,973,333 shares were for outstanding and vested out-of-the-money stock options, of which 4,629,015 are exercisable and 344,318 are not exercisable. Outstanding out-of-the money warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, the Company reports a profit, and the exercisability restrictions are met.

For 2011, a total of 7,439,999 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 2,500,000 shares were for outstanding warrants, all of which were out-of-the-money, and (b) 4,939,999 shares were for outstanding and vested stock options, of which 550,000 shares were for in-the-money vested and exercisable stock options, 2,086,248 shares were for in-the-money vested and exercisable stock options, and 2,303,751 shares were for vested and un-exercisable stock options. Outstanding in-the-money warrants and stock options could be included in the calculation in the future if the Company reports a profit and out-of-the money warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, the Company reports a profit, and the exercisability restrictions are met.

Note 16. Securities Transactions.

(a) During 2012, the Company issued an aggregate of 1,731,805 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $963,894 for advisory and consulting services. See also Note 12 – Related Party Transactions, Items (n) and (t).

(b) During 2012, the Company issued an aggregate of 1,273,973 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $343,884 classified as interest expense – related party pursuant to a guaranty made in connection with a financing. See also Note 12 - Related Party Transactions, Item (i).

(c) During 2012, the Company issued an aggregate of 160,000 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $104,000 for continuing Board of Directors services under the Director Plan. See also Note 12 - Related Party Transactions, Item (r).

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements primarily using a straight-line option valuation model to calculate compensation expense over the requisite service period of grants. At December 31, 2012, the Company had four share based compensation plans, including the Equity Incentive Plan (“Equity Plan”), Non-Employee Director Restricted Stock Plan ("Director Plan"), Advisory and Consulting Agreement Plan (“Advisor Plan”), and Guaranty Agreement Plan (“Guaranty Plan”) in effect, and Warrants issued during 2007 and 2008 outstanding. Compensation cost charged against income for all compensation and incentive plans for 2012 and 2011 was $1,557,988 and $1,293,214, respectively.

Equity Incentive Plan

The Company’s Equity Plan, which is shareholder-approved, permits the grant of stock awards to eligible participants for up to 10,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. The fair value of each stock option is estimated on the date of grant using a lattice-based valuation model or a straight-line closing price of common stock on the date of grant and spread over the requisite service period. The lattice-based valuation model assumptions noted in the following table are for stock options granted in 2010. The straight-line method was utilized in 2011 and 2012. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the periods that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2010
Expected Volatility	155.09%
Weighted-Average Volatility	155.09%
Expected Dividends	—
Expected Term (in years)	4.77
Risk Free Rate	2.14%

There were no options granted in 2011 or 2012, however, there were extensions approved for an aggregate of 2,350,000 previously vested stock options, of which 2,000,000 options were for the CEO and President and 350,000 were for key employees. For the CEO and President, the Board approved an extension of the 2,000,000 vested 6-year stock options originally granted on July 12, 2005, at an exercise price of $.67 per share, (expiring December 31, 2012), for an additional 3 years (now expiring December 31, 2015). The closing price of the Company’s common stock as traded on the OTCBB on December 31, 2012, the date of the approval of the extension, was $.18 per share. There was no incremental cost associated with the modification. For the key employees (two), the Board approved an extension of an aggregate of 350,000 vested 5-year stock options originally granted on November 5, 2007, at an exercise price of $.36 per share (expiring November 5, 2012), for an additional 3 years (now expiring November 5, 2015). The closing price of the Company’s common stock as traded on the OTCBB on November 5, 2012, the date of the approval of the extension, was $.18 per share. There was no incremental cost associated with the modifications.

As of December 31, 2012, total compensation cost related to non-vested stock options was $145,037, which is expected to be recognized over 1 year after December 31, 2012 (12 months on a weighted-average basis).

Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2012		2011
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of options	Exercise Price
Outstanding-Beginning of Year	5,948,333	$0.61	6,140,333	$0.61
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(408,333)	0.55	(192,000)	0.73
Outstanding-End of Year	5,540,000	0.61	5,948,333	0.61
Exercisable-End of Year	4,629,015	$0.62	1,507,597	$0.57

The weighted-average grant-date fair value of options granted during 2012, 2011, and 2010 was $-0-, $-0- and $.60, respectively. The weighted-average modification-date fair value of vested options extended during 2012 and 2011 was $.62 and $.60, respectively. There were 4,460,000 options available for grant at December 31, 2012. Refer to Equity Plan and Warrants Summary below for range of exercise prices.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Share–Based Payment Arrangements - continued.

Warrants

The Company did not issue any warrants during 2012, 2011, and 2010. During 2007 and 2008, the Company issued an aggregate of 2,500,000 detachable warrants in connection with its mezzanine styled credit instruments, which have been modified and re-priced from time to time based on anti-dilution down round price protections. Warrant activity as of the year ended December 31, is summarized below:

	2012		2011
	Number	Weighted-Average	Number	Weighted-Average
Options	of Warrants	Exercise Price	of Warrants	Exercise Price
Outstanding-Beginning of Year	2,500,000	$0.58	2,500,000	$0.65
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	—	—	—	—
Outstanding-End of Year	2,500,000	$0.58	2,500,000	$0.58
Exercisable-End of Year	2,500,000	$0.58	2,500,000	$0.58

See Note 9 – Financing Instruments, (b) Warrants, for more information.

Equity Plan and Warrants Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/12	Life (Years)	Price	at 12/31/12	Price	at 12/31/11	Life (Years)	Price	at 12/31/11	Price
$.36 - $.59	2,150,000	2.85	$.48	1,850,000	$.50	850,000	1.48	$.36	550,000	$.36
$.60 - $.64	2,310,000	3.03	$.60	1,907,365	$.60	2,310,000	4.04	$.60	1,368,765	$.60
$.65 - $.80	3,580,000	2.01	$.67	3,371,650	$.67	2,788,333	1.44	$.69	717,483	$.68

Director Plan

The Company’s Board of Directors adopted a Director Plan, which is not shareholder-approved, that permits the grant of up to 800,000 shares of restricted common stock to non-employee directors in 2010. Effective July 1, 2010, the Board granted 800,000 shares of restricted common stock to four non-employee directors, of which 100,000 was granted to Mr. Gregg, Mr. Brown, and Mr. Larson, and 500,000 was granted to Mr. Nadel. All stock grants vest over a four-and-a-half year period, with one-fifth vesting at the end of each year beginning in 2010, for serving on the Board of Directors. The Company does not consider the shares of restricted common stock granted under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are held in reserve by the Company until such time that they are earned and vested, after which the Company issues the vested portion of the shares and delivers them to the respective directors. At December 31, 2012, 2011 and 2010, there were 320,000, 480,000 and 640,000 shares of restricted common stock granted and unvested, respectively. The compensation cost charged against income for the Director Plan in 2012, 2011, and 2010 was $104,000, $104,000 and $104,000, respectively. The fair value of each award was calculated by taking the closing price of the Company's common stock on the effective date of the grant which was $.65 per share, or an aggregate amount of $520,000. The Company is using the straight-line method over the requisite service period for attribution of compensation expense. The expected term of the awards is the last day on which the last increment of stock is scheduled to vest, or December 31, 2015. A summary of awards activity under the Director Plan at December 31, 2012, and changes during the year then ended, are as follows:

	2012		2011
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	480,000	$308,000	640,000	$416,000
Granted	—	—	—	—
Vested	(160,000)	(104,000)	(160,000)	(104,000)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	320,000	$204,000	480,000	$308,000

As of December 31, 2012, there is $204,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Plan. The cost is expected to be recognized over a weighted-average period of 2 years.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Share–Based Payment Arrangements - continued.

Advisor Plan

The Company and a non-employee director entered into an advisory and consultant agreement for 3 years on February 22, 2011. The Company granted 5,000,000 shares of restricted common stock, par value $.01, which vest monthly over 3 years. The grant-date fair value was calculated by taking the closing price of the Company's common stock of $.57 per share on the date of grant and multiplying it by the number of shares granted, which equaled $2,850,000. The Advisor Plan includes anti-dilution aspects. Anti-dilution transactions occurred during 2012, which required the Company to grant and vest an additional 62,101 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $.20 per share and multiplying it by the number of anti-dilution shares granted, which equaled $12,160. An anti-dilution transaction occurred during 2011, which required the Company to grant and vest an additional 695,704 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock of $.33 on the date of grant and multiplying it by the number of anti-dilution shares granted, which equaled $229,582. A summary of awards activity under the Advisor Plan at December 31, 2012 and 2011, and changes during the year then ended, are as follows:

	2012		2011
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	3,572,084	$2,036,086	—	$—
Granted	62,101	12,160	5,695,704	3,079,582
Vested	(1,731,805)	(963,894)	(2,123,620)	(1,043,496)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	1,902,380	$1,084,352	3,572,084	$2,036,086

As of December 31, 2012, there is $1,084,352 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Advisor Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years. See also Note 12 – Related Party Transactions, Items (n) and (t).

Guaranty Plan

The Company, in exchange for the Chairman of the Board and majority stockholder’s personal guarantee of the obligations under a Note Purchase Agreement with Enhanced Texas Fund on June 29, 2012, granted 5,000,000 shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The grant-date fair value was calculated by taking the closing price of the Company’s common stock of $.27 per share on the day preceding (June 28, 2012) the closing date of June 29, 2012 and multiplying it by the number of shares granted, which equaled $1,350,000. The aggregate value of the shares is being classified as interest expense – related party. A summary of awards activity under the Guaranty Plan at December 31, 2012, and changes during the year then ended, are as follows:

	2012
	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—
Granted	5,000,000	1,350,000
Vested	(1,273,973)	(343,884)
Canceled, Expired or Forfeited	—	—
Nonvested - End of Year	3,726,027	$1,006,116

As of December 31, 2012, there is $1,006,117 of total unrecognized compensation cost related to nonvested interest expense – related party arrangements granted under the Guaranty Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. See also Note 12 – Related Party Transaction, Item (i).

Note 18. Preferred Stock.

Series D Preferred Stock

The Board designated a new series of preferred stock, Series D Preferred Stock (“Series D Preferred”), effective September 28, 2006, $1.00 par value per share. The Board authorized 25,000 shares for issuance having a stated and liquidation value, per each share of Series D Preferred of $1,000, which includes the par of $1.00 per share. Holders of the outstanding Series D Preferred have no voting rights, except as required by law, including but not limited to the General Corporation Law of Delaware, and as expressly provided in the certificate of designation. The registered holders of the outstanding Series D Preferred are entitled to receive cumulative dividends at the rate of 10% per annum of the stated value per each share of Series D Preferred, payable quarterly in arrears on the last day of each fiscal quarter of each year; such dividends shall accrue from day-to-day, whether or not earned or declared and may be accumulated or paid in the discretion of the Board on each share of Series D Preferred from date of issuance; and may be paid in cash when and as declared by the Board out of funds legally available. At December 31, 2012 and 2011, an aggregate of -0- and -0- and shares of Series D Preferred were outstanding with an aggregate consideration of $-0- and $-0-, respectively. There were $-0- and $-0- dividends accrued and $-0- and $-0- paid in cash at December 31, 2012 and 2011, respectfully.

F – 20

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

The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, and sundry items. We manufacture our own roof coatings. After our acquisition of AirTight’s assets in July 2008, we began making and selling our own spray rigs, which are required for the application of our foam and large scale coating jobs. This is a basic assembly operation and we undertake this task to provide turnkey service to our customers. Prior to the acquisition of AirTight’s assets, we were just a distributor of spray rigs. We allocate these amounts to either our foam or coatings segments, as applicable. The Company maintains centralized manufacturing operations in Houston, Texas for its Foam, Coatings, and Spray Rigs. Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national, including limited international, markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses and are included in Unallocated Amounts. There are no intersegment sales or transfers. The following are selected results of reportable segments:

Segments
2012	Foam	Coatings	Totals
Sales	$58,871,570	$11,512,257	$70,383,827
Depreciation	169,018	33,078	202,096
Amortization of Other Intangible Assets	377,306	73,878	451,184
Interest Expense	477,357	96,459	573,816
Segment Profit	634,872	196,144	831,016
Segment Assets (1)	16,999,244	3,704,824	20,704,068
Expenditures for Segment Assets	$86,688	$16,136	$102,824

2011	Foam	Coatings	Totals
Sales	$71,592,721	$14,626,991	$86,219,712
Depreciation	221,656	45,288	266,944
Amortization of Other Intangible Assets	336,182	68,429	404,611
Interest Expense	208,900	42,121	251,021
Segment Profit	1,705,649	135,703	1,841,352
Segment Assets (1)	22,530,207	4,871,906	27,402,113
Expenditures for Segment Assets	$230,749	$47,128	$277,877

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2012	2011
Total Profit for Reportable Segments	$831,016	$1,841,352
Unallocated Amounts:
Corporate Expenses	(5,261,688)	(5,347,642)
Income (Loss) Before Income Taxes	$(4,430,672)	$(3,506,290)

Assets	2012	2011
Total Assets for Reportable Segments (1)	$20,704,068	$27,402,113
Other Unallocated Amounts (2)	280,184	715,137
Total	$20,984,252	$28,117,250

Notes:

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and prepaid expenses.

Note 20.   Subsequent Events.

The Company has evaluated subsequent events through the date of this report.

F – 21