Form 10-Q
period 2013-03-31
LAPOLLA INDUSTRIES INC
filed 2013-05-13
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

As of April 29, 2013 there were 110,508,417 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2013 and December 31, 2012	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31, 2013 and 2012	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2013 and 2012	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	9,186,044	7,302,149
Inventories	4,779,001	4,832,348
Prepaid Expenses and Other Current Assets	599,053	726,737
Total Current Assets	14,564,098	12,861,234

Property, Plant and Equipment	1,862,634	1,969,998

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,322,582	1,462,639
Deposits and Other Non-Current Assets, Net	432,740	455,553
Total Other Assets	5,990,150	6,153,020

Total Assets	$22,416,882	$20,984,252

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$8,230,771	$7,637,141
Accrued Expenses and Other Current Liabilities	1,195,816	1,345,014
Current Portion of Notes Payable – Enhanced	1,509,999	1,219,998
Current Portion of Derivate Liability	19,743	65,656
Current Portion of Long-Term Debt	18,847	21,077
Total Current Liabilities	10,975,176	10,288,886

Other Liabilities:
Non-Current Portion of Revolver Loan	6,312,310	5,032,450
Non-Current Portion of Notes Payable – Enhanced	2,667,336	3,117,336
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	63,714	47,038
Non-Current Portion of Long-Term Debt	—	4,430
Total Other Liabilities	10,343,360	9,501,254

Total Liabilities	21,318,536	19,790,140

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 110,487,177 and 109,372,266 Issued and Outstanding for March 31, 2013 and December 31, 2012, respectively.	1,104,872	1,093,723
Additional Paid-In Capital	85,221,031	84,745,704
Accumulated (Deficit)	(85,104,647)	(84,524,609)
Accumulated Other Comprehensive (Loss)	(122,910)	(120,706)
Total Stockholders' Equity	1,098,346	1,194,112

Total Liabilities and Stockholders' Equity	$22,416,882	$20,984,252

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Sales	$16,995,510	$18,649,981

Cost of Sales	13,361,463	15,077,249

Gross Profit	3,634,047	3,572,732

Operating Expenses:
Selling, General and Administrative	3,275,264	3,874,862
Professional Fees	306,868	105,233
Depreciation	44,573	61,571
Amortization of Other Intangible Assets	128,613	122,888
Consulting Fees	82,439	173,457
Total Operating Expenses	3,837,757	4,338,011

Operating (Loss)	(203,710)	(765,279)

Other (Income) Expense:
Interest Expense	263,730	148,728
Interest Expense – Related Party	183,202	—
(Gain) on Derivative Liability	(45,913)	(33,939)
Other, Net	(24,691)	(9,947)
Total Other (Income) Expense	376,328	104,842

Net (Loss)	$(580,038)	$(870,121)

Net (Loss) Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	109,744,463	106,347,911

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment (Loss)	(2,204)	24,926
Total Other Comprehensive (Loss)	$(2,204)	$24,926

Comprehensive (Loss)	$(582,242)	$(845,195)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities
Net Loss:	$(580,038)	$(870,121)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	117,979	144,269
Amortization of Other Intangible Assets	128,613	122,888
Provision for Losses on Accounts Receivable	47,812	16,038
Share Based Compensation Expense	319,949	299,833
Interest Expense – Related Party	183,202	—
Gain on Derivative Liability	(45,913)	(33,939)
Gain on Disposal of Asset	—	(1,977)
Changes in Assets and Liabilities:
Trade Receivables	(1,931,707)	609,104
Inventories	53,347	1,273,446
Prepaid Expenses and Other Current Assets	127,684	675,890
Other Intangible Assets	11,444	—
Deposits and Other Non-Current Assets	22,813	(52,904)
Accounts Payable	593,629	(1,761,680)
Accrued Expenses and Other Current Liabilities	(149,198)	13,825
Net Cash (Used in) Provided by Operating Activities	(1,100,384)	434,672

Cash Flows From Investing Activities
Acquisitions of Property, Plant and Equipment	(10,613)	(49,469)
Proceeds from Disposal of Property, Plant and Equipment	—	3,001
Net Cash Used in Investing Activities	$(10,613)	$(46,468)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	17,299,423	21,463,405
Principal Repayments to Revolver Loan	(16,019,562)	(22,353,320)
Principal Repayments to Notes Payable – Enhanced	(159,999)	—
Proceeds from Note Payable – Related Party	—	800,000
Principal Repayments to Term Loan	—	(312,500)
Principal Repayments on Long Term Debt	(6,661)	(10,715)
Net Cash Provided by (Used in) Financing Activities	1,113,201	(413,130)

Net Effect of Exchange Rate Changes on Cash	(2,204)	24,926

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$206,640	$114,026

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of Restricted Common Stock for Advisory/Consulting Services to Director	$248,231	$236,633
Issuance of Restricted Common Stock for Personal Guaranty by Related Party	166,526	—

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2013 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 17. Refer to the Company’s 2012 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2013.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $19,743 and $65,656 as of March 31, 2013 and December 31, 2012, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 10 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $22.1 Million and $22.0 Million at March 31, 2013 and December 31, 2012, respectively. The Company recorded a valuation allowance against the deferred tax asset of $22.1 Million and $22.0 Million at March 31, 2013 and December 31, 2012, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2013 and December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at March 31, 2013. Net property, plant and equipment totaled $1,862,634 and $1,969,998 as of and for the quarter and year ended March 31, 2013 and December 31, 2012, respectively. Depreciation expense totaled $117,979 and $144,269, of which $73,406 and $82,698 was included in cost of sales, for the quarter ended March 31, 2013 and 2012, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at March 31, 2013 and December 31, 2012. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of March 31, 2013, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2013 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 7 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at March 31, 2013. Net other intangible assets totaled $1,322,582 and $1,462,639 as of and for the quarter and year ended March 31, 2013 and December 31, 2012, respectively. Amortization expense totaled $128,613 and $122,888 for the quarters ended March 31, 2013 and 2012, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $288,069 and $305,581 for the quarters ended March 31, 2013 and 2012, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales was $817,200 and $1,153,894 at March 31, 2013 and 2012, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share based compensation expense was $309,949 and $299,833 for the quarters ended March 31, 2013 and 2012, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $979,000 and $996,000 at March 31, 2013 and December 31, 2012, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. At March 31, 2013 and 2012, deferred advertising costs were $18,788 and $14,438 respectively. Total advertising and marketing costs expensed were $355,227 and $449,666 for the quarter ended March 31, 2013 and 2012, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the quarters ended March 31, 2013 and 2012, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the quarter ended March 31, 2013 were: (a) 2,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 4,785,833 shares of common stock issuable upon exercise of vested and exercisable stock options. The securities that could potentially dilute net (loss) per share in the future that were not included in the computation of net (loss) per share – diluted for the quarter ended March 31, 2012 were: (a) 2,500,000 shares of common stock issuable upon exercise of vested warrants, and (b) 550,000 shares of common stock issuable upon exercise of vested and exercisable stock options.

Recently Adopted Accounting Standards

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2. Liquidity.

The Company has an accumulated deficit of $85,104,647, had a net loss of $580,038, and used $1,100,384 of cash in operating activities. As a result, there are concerns about the liquidity of the Company at March 31, 2013. The Company has a working capital surplus of $3,568,922.  Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund the Company’s operations, including capital expenditures, through 2013. Notwithstanding the foregoing, the Company is seeking to raise additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors to fund aggressive growth targets.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the quarters ended March 31, 2013 and 2012, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 47% and 50% of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2013	December 31, 2012
Trade Receivables	$10,165,290	$8,298,527
Less: Allowance for Doubtful Accounts	(979,246)	(996,378)
Trade Receivables, Net	$9,186,044	$7,302,149

Note 5. Inventories.

The following is a summary of inventories at:

	March 31, 2013	December 31, 2012
Raw Materials	$1,191,778	$1,663,901
Finished Goods	3,587,223	3,168,447
Total Inventories	$4,779,001	$4,832,348

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 6. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2013	December 31, 2012
Vehicles	$758,408	$758,408
Leasehold Improvements	283,961	283,961
Office Furniture and Equipment	326,073	324,237
Computers and Software	1,160,921	1,144,496
Machinery and Equipment	2,453,129	2,449,987
Plant Construction in Progress	—	10,788
Total Property, Plant and Equipment	$4,982,492	$4,971,877
Less: Accumulated Depreciation	(3,119,858)	(3,001,879)
Total Property, Plant and Equipment, Net	$1,862,634	$1,969,998

Note 7. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	March 31, 2013	December 31, 2012
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	March 31, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer Lists	$859,235	$(819,735)	$39,500	$859,235	$(780,235)	$79,000
Product Formulation	138,471	(74,620)	63,851	138,471	(72,312)	66,159
Trade Names	740,325	(232,196)	508,129	740,325	(219,857)	520,468
Non-Competes	210,000	(199,500)	10,500	210,000	(189,000)	21,000
Approvals and Certifications	1,409,365	(708,763)	700,602	1,420,808	(644,796)	776,012
	$3,357,396	$(2,034,814)	$1,322,582	$3,368,839	$(1,906,200)	$1,462,639

Note 8. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	March 31, 2013	December 31, 2012
Accrued Payroll	$(26,706)	$138,677
Accrued Commissions	64,004	64,000
Accrued Inventory Purchases	46,172	—
Accrued Taxes and Other	847,309	917,244
Accrued Insurance	257,270	220,715
Deferred Finance Charge Income	7,767	4,378
Total Accrued Expenses and Other Current Liabilities	$1,195,816	$1,345,014

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Financing Instruments

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $13,000,000 under a revolver loan ("Revolver Loan"). The Company granted the Bank a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. Effective March 31, 2013, the Bank extended the revolver termination date to the earliest to occur of (a) March 31, 2016, (b) 90 days prior to the maturity date of the Subordinated Term Debt [Enhanced Notes], which mature on June 29, 2014, provided, however, that this clause (b) shall not be applicable if either (i) the Enhanced Notes have been refinanced, on or before March 31, 2016, on terms acceptable to the Bank in its sole discretion, or the Enhanced Notes have been paid in full on or before 90 days prior to their maturity date of June 29, 2014, or (c) 90 days prior to the maturity date of the Junior Note among the Company, Richard J. Kurtz, and the Bank, which matures October 1, 2014. See also Note 16 – Subsequent Events, Item (a), for more information. The Company is currently under agreement with several investment bankers seeking to raise additional capital from investors to refinance the Enhanced Notes which mature on June 29, 2014. Management believes the current capital raising efforts will lead to the Enhanced Notes being paid in full on or before June 29, 2014. At March 31, 2013, the balance outstanding on the Revolver Loan was $6,312,310 and the weighted-average interest rate was 4.2%. The Company was in compliance with its Loan Agreement debt covenants at March 31, 2013.

(b) Note Purchase Agreement. On June 29, 2012, the Company and Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs for Texas”) and Enhanced Capital Texas Fund, LP (“Enhanced Texas Fund”), entered into a Note Purchase Agreement for $4.4 Million Subordinated Secured Variable Rate Notes due June 29, 2014 (“Note Purchase Agreement”), of which $2.2 Million was with Enhanced Jobs for Texas and $2.2 Million was with Enhanced Texas Fund (collectively, the “Enhanced Notes”). Repayment of the principal amount of the Enhanced Notes is at the rate of $53,333 per month from October 31, 2012 through June 30, 2013, $150,000 per month from July 2013 through May 31, 2014, and $2,270,000 on June 30, 2014. Interest on the Enhanced Notes is at a rate equal to 10.0% per annum from June 29, 2012 until December 31, 2012, 10.75% per annum from January 1, 2013 until March 31, 2013, and at a rate 0.75% higher each quarter thereafter until June 29, 2014, and an additional rate of 2.0% per annum from June 29, 2012 through June 29, 2014 on the principal balance of the Enhanced Notes on each monthly payment date, with the default interest rate 6% higher. The Company is required in the event of a liquidity event, to prepay any outstanding balance under the Enhanced Notes, plus accrued interest, the net proceeds arising from a casualty event, the net proceeds arising from an asset disposition, and the amounts paid to the Company pursuant to the issuance of capital stock (other than permitted issuances) or indebtedness (other than permitted indebtedness) following June 29, 2012. The Company has the right to prepay the Enhanced Notes without premium or penalty. The Company also entered into a security agreement with the Note Purchase Agreement providing for a second lien on all assets of the corporation after the Bank, which has a first lien on all asset of the corporation. The debt covenants agreed upon by the Company under the Note Purchase agreement consist of a minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. The minimum EBITDA targets for the three month periods ended January 31, February 28, and March 31, 2013, were $254,742, $232,294, and $242,601, respectively. The Note Purchase Agreement was personally guaranteed by the Chairman of the Board and majority stockholder of the Company (“Guarantor”), in exchange for the Company issuing the Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The shares of restricted common stock were valued at $.27 per share for an aggregate amount of $1,350,000, and which amount is being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Notes. At March 31, 2013, the balance outstanding on the Enhanced Notes was $4,177,335 and the weighted-average effective interest rate was approximately 26.6%. The Company was in compliance with its Note Purchase Agreement debt covenants at March 31, 2013.

(c) Note Payable – Related Party. On April 16, 2012, the Company entered into a consolidated $1,300,000 promissory note, bearing interest at 5% per annum, due, including interest, on October 31, 2013, and entered into a subordination agreement with the Bank. On June 29, 2012, in connection with the Note Purchase Agreement (described in Item (b) above), the maturity date of the promissory note was extended to October 1, 2014 and further subordinated to the Enhanced Notes. At March 31, 2013, the Company had accrued interest of $63,714 relating to this promissory note.

(d) Warrants. The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest which matured and was paid off in 2010. Lapolla issued certain detachable warrants (“Warrants”) to ComVest and registered the underlying shares for the Warrants. The outstanding registered Warrants are for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 are exercisable at a price of $.53 per share and 1,000,000 are exercisable at a price of $.65 per share, expire on June 30, 2013, and have an aggregate fair value of $19,743 at March 31, 2013. The Company determined that no liability was recognizable at March 31, 2013 for registration payment arrangements due to the registration statement being effective at March 31, 2013. See also Note 10 – Derivatives and Fair Value for more information.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 10. Derivatives and Fair Value.

The Company has evaluated the application of GAAP with respect to certain detachable Warrants (See Note 9 – Financing Instruments, (d) Warrants, above) to purchase common stock and determined they are required to be accounted for as a derivative as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of derivatives on its balance sheet at fair value with changes in the value of derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.” The Company’s derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At March 31, 2013 and December 31, 2012, these derivative liabilities were categorized as Level 3 fair value assets, respectively. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the freestanding warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the derivative liability within the Warrants using multinomial lattice models based on a probability weighted discounted cash flow model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility, and holder behavior as of March 31, 2013 and December 31, 2012, respectively. For March 31, 2013, the primary assumptions include projected volatility curve based on the Company's historical volatility of 212% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of March 31, 2013 was estimated at $19,743. For December 31, 2012, the primary assumptions include projected volatility curve based on the Company's historical volatility of 219% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approach maturity. The fair value of the derivatives as of December 31, 2012 was estimated to be $65,656. The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liabilities:

	Fair Value Measurement Using
	As of March 31, 2013			As of December 31, 2012
	Carrying Value	Level 3	Total	Carrying Value	Level 3	Total
Warrant Liabilities	$19,743	$19,743	$19,743	$65,656	$65,656	$65,656
Total Derivative Liabilities	$19,743	$19,743	$19,743	$65,656	$65,656	$65,656

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	March 31, 2013		December 31, 2012
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$65,656	$65,656	$154,518	$154,518
Total (Gains) or Losses, realized/unrealized,
included in Net Income (Loss)	(45,913)	(45,913)	(88,862)	(88,862)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$19,743	$19,743	$65,656	$65,656

Note 11. Long Term Debt.

The following is a summary of long term debt at:

	March 31, 2013	December 31, 2012
Various notes payable on vehicles and equipment, due in monthly installments of $4,303 including interest, maturing through 2014.	$18,847	$25,507
Less: Current Maturities	(18,847)	(21,077)
Total Long-Term Debt	$—	$4,430

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 12. Related Party Transactions.

(a) The Company vested an aggregate of 464,348 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $248,231.

(b) The Company vested an aggregate of 616,438 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $166,526, and classified as interest expense – related party. See also Note 9 – Financing Instruments, Item (b) – Note Purchase Agreement, for more information.

(c) The Company accrued an aggregate of $16,676 in interest relating to the Note Payable – Related Party. See also Note 9 – Financing Instruments, Item (c) – Note Payable – Related Party, for more information.

Note 13. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the quarters ended March 31, 2013 and 2012 as their effect would be anti-dilutive. For March 31, 2013, a total of 7,285,833 shares of common stock – of which 4,785,833 shares underlie vested and exercisable stock options and 2,500,000 shares underlie warrants - were excluded from the calculation of diluted earnings per common share as the exercise prices were greater than or equal to the market value of the common shares (out-of-the-money). For March 31, 2012, a total of 5,374,848 shares of common stock - of which 2,324,848 shares underlie vested and exercisable stock options and 2,500,000 shares underlie warrants - were excluded from the calculation of diluted earnings per common share due to being out-of-the-money.  Such options and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these options and warrants.

Note 14. Securities Transactions.

(a) During the first quarter of 2013, the Company vested an aggregate of 464,348 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $248,231.

(b) During the first quarter of 2013, the Company vested an aggregate of 616,438 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $166,526, and classified as interest expense – related party.

(c) During the first quarter of 2013, the Company issued an aggregate of 34,125 shares of restricted common stock, par value $.01 per share, for consulting fees relating to capital raising efforts, which transactions were valued and recorded in the aggregate at $10,000.

Note 15. Business Segment Information.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 15. Business Segment Information - Continued.

Reportable Segments

The following table includes information about our reportable segments for the three months ended:

	March 31, 2013			March 31, 2012
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$14,901,225	$2,094,285	$16,995,510	$16,105,029	$2,544,952	$18,649,981
Cost of Sales	11,892,096	1,469,367	13,361,463	12,988,838	2,088,411	15,077,249
Gross Profit	3,009,129	624,918	3,634,047	3,116,191	456,541	3,572,732
Depreciation	35,172	4,943	40,115	47,853	7,562	55,415
Amortization of Other Intangible Assets	101,488	14,264	115,752	95,507	15,092	110,599
Interest Expense	195,929	27,537	223,466	32,108	5,074	37,182
Segment Profit	$541,691	$278,134	$819,825	$435,520	$32,935	$468,455
Segment Assets (1)	18,674,967	3,499,020	22,173,987	21,118,434	4,103,322	25,221,756
Expenditures for Segment Assets	$9,305	$1,308	$10,613	$40,521	$6,403	$46,924

Reportable Segments

The following are reconciliations of reportable segment profit, and assets, to the Company’s condensed totals at:

Profit	March 31, 2013	March 31, 2012
Total Profit for Reportable Segments	$819,825	$468,456
Unallocated Amounts:
Corporate Expenses	(1,399,863)	(1,338,577)
Income (Loss) Before Income Taxes	$(580,038)	$(870,121)

Assets	March 31, 2013	March 31, 2012
Total Assets for Reportable Segments (1)	$22,173,987	$25,221,756
Other Unallocated Amounts (2)	242,895	155,208
Condensed Total	$22,416,882	$25,376,964

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes cash, cash equivalents, prepaid expenses, and deposits relating to corporate assets.

Note 16.   Subsequent Events.

(a) The Company and Bank of America, N.A. (the “Bank”) entered into a Ninth Amendment dated May 3, 2013 (the “Amendment”) to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time (the “Loan Agreement”), wherein the Loan Agreement was amended to, among other things, include United Kingdom (“UK”) based provisions, reduce the basic reserve from $750,000 to $500,000, extend the revolver termination date to the earliest to occur of (a) March 31, 2016, (b) 90 days prior to the maturity date of the Subordinated Term Debt [Enhanced Notes], which mature on June 29, 2014, provided, however, that this clause (b) shall not be applicable if either (i) the Enhanced Notes have been refinanced, on or before March 31, 2016, on terms acceptable to the Bank in its sole discretion, or the Enhanced Notes have been paid in full on or before 90 days prior to their maturity date of June 29, 2014, or (c) 90 days prior to the maturity date of the Junior Note among the Company, Richard J. Kurtz, and the Bank, which matures October 1, 2014. Refer to Exhibit 10.1 for the complete text of the Amendment.

(b) The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three months ended March 31, 2013 and 2012, and our financial condition at March 31, 2013. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the year ended December 31, 2012.

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

Performance for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

March 31, 2013	March 31, 2012
$16,995,510	$18,649,981

Sales decreased $1,654,471, or 8.9%, for the first quarter of 2013 compared to the first quarter of 2012. Foam sales decreased $1,203,804, or 7.5% and coatings sales decreased $450,667, or 17.7%, quarter over quarter, due to seasonal factors. Our AirTight Division provided additional market penetration, resulting in approximately $4.1 Million and $3.6 Million in sales for the first quarter of 2013 and 2012, respectively. Sales pricing changes added approximately $616,575, or 3.3%, of which $607,051, or 3.8% was for foam sales and $9,524, or 0.4% was for coatings sales, while sales volumes decreased approximately $2,271,046, or 12.2%, of which $1,810,855, or 11.2% was for foam sales and $460,191, or 18.1%, for coatings sales, for the first quarter of 2013, compared to, sales pricing changes adding approximately $314,162, or 46.4%, of which $279,087, or 21.8% was for foam sales and $35,075, or 5.8% was for coatings sales, while sales volumes increased approximately $363,235, or 53.6%, of which $999,586, or 78.2% was for increased foam sales offset by a $636,531, or 94.2%, decrease in coatings sales, for the first quarter of 2012.

Cost of Sales

Cost of sales decreased $1,715,786, or 11.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Cost of sales decreased $1,096,742, or 8.4%, for our foams, and $619,044, or 29.6%, for our coating, quarter over quarter, due primarily to decreases in sales. We had a 29.2% decrease in freight costs and an approximate 8.1% increase in material costs, in the first quarter of 2013, compared to a 19.1% increase in freight costs and an approximate 5.9% increase in material costs, in the first quarter of 2012. Freight costs decreased due to more effective management of logistics and material costs increased due to increased pricing from feedstock suppliers in the first quarter of 2013 whereas freight and material costs increased in the first quarter of 2012 due primarily to volatile energy prices and increased pricing from feedstock suppliers.

Gross Profit

Our gross profit increased $61,315, or 1.7%, for the first quarter of 2013 compared to the first quarter of 2012, due to the 29.2% decrease in freight costs, and decrease of 8.9% in our sales, offset by an increase of approximately 8.1% in material costs. Gross margin percentage increased 2.2%, quarter over quarter, due to lower freight, price increases of approximately 3.3%, and improved manufacturing efficiencies, offset by increases in material costs.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $500,254, or 11.5%, in the first quarter of 2013 compared to the first quarter of 2012, due to decreases of $599,598 for SG&A, $16,998 depreciation, and $91,018 for consulting fees, offset by $201,635 for professional fees and $5,725 for amortization of other intangible assets.

SG&A decreased $599,598, or 15.5%, due to decreases of $28,020 for advertising relating to use of less print media, $19,933 for insurances primarily lower credit insurance premiums, $66,459 for marketing and promotions relating to more streamlined programs, $465,541 for payroll and related employee benefits from reductions in our workforce, $876 for rents, $37,254 for sales commissions from lower sales volumes, and $47,358 for travel and related services primarily from lower airfare, mileage and gas expenses offset by higher lodging expenses, offset by increases of $31,673 for bad debts from an increase in uncollectible accounts, $16,875 for corporate office expenses, $3,517 in distribution from broader bonded warehouse coverage to better serve our customers, $3,662 for investor relations, and $10,116 for share based compensation primarily from anti-dilution aspects relating to an advisor and consulting agreement.

Professional fees increased $201,635, or 191.6%, from the first quarter of 2013 compared to the first quarter of 2012, due to year-end audit fees being fully expensed in the first quarter of 2013 and an increase in legal fees relating to pending litigation.

Depreciation expense decreased $16,998, or 27.6%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to a decrease in depreciable assets for vehicles.

Amortization of other intangible assets expense increased $5,725, or 4.7%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, due to an increase in amortizable assets primarily relating to obtainment of required approvals and certifications to expand acceptance of our products in international markets.

Consulting fees decreased $91,018, or 52.5%, in the first quarter of 2013, compared to the first quarter of 2012, due primarily to less consulting services required during the current period.

Other (Income) Expense

Our total other (income) expense is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other (income) expense increased $271,486, or 258.9% from the first quarter of 2013, compared to the first quarter of 2012, due to increases of $115,002 in interest expense, $183,202 in interest expense –related party, $11,974 in gain on derivative liability, and $14,744 in other, net.

Interest expense increased $115,002, or 77.3%, in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to an increase in indebtedness from financing institutions, primarily the Enhanced Notes which were not outstanding in the prior comparable period.

Interest expense – related party increased $183,202, or 100%, in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, of which $166,526 was for share based compensation expense classified as interest expense due to shares being issued in connection with a personal guaranty required from the Chairman and principal stockholder to secure the Note Purchase Agreement and $16,676 was for accrued interest for the Note Payable – Related Party between the Company and the Chairman and principal stockholder required by the Bank.

We had an increase in the gain on derivative liability of $11,974, or 35.3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to a decrease in fair value attributable to outstanding warrants.

Our other, net increased $14,744, or 148.2%, for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Net (Loss)

Our net loss decreased $290,083, or 33.3%, in the first quarter of 2013, compared to the first quarter of 2012, due to increases of $61,315, or 1.7%, in gross profit, $11,974, or 35.3%, in gain on derivative liability, $14,744, or 148.2%, in other, net, and decreases of $599,598, or 15.5%, in SG&A, $16,998, or 27.6%, in depreciation, and $91,018, or 52.5% in consulting fees, offset by increases of $201,635, or 191.6%, in professional fees, $5,725, or 4.7%, in amortization of other intangible assets, $115,002, or 77.3%, in interest expenses, and $183,202, or 100%, in interest expenses – related party. Net loss per share was $0.01 for the quarter ended March 31, 2013 and 2012, respectively.

Results of Business Segments

The following is a summary of sales by segment at:

Segments	March 31, 2013	March 31, 2012
Foam	$14,901,225	$16,105,029
Coatings	$2,094,285	$2,544,952

Foam Segment

Foam sales decreased $1,203,804, or 7.5%, in the first quarter of 2013, compared to the first quarter of 2012, due primarily to seasonal factors. Foam equipment sales decreased $580,390, or 63.5%, quarter over quarter. Foam cost of sales decreased $1,096,742, or 8.4%, in the first quarter of 2013, compared to the first quarter of 2012, due to decreases of $1,203,804, or 7.5%, in sales, and $266,731, or 26.8%, in freight, and improved manufacturing efficiencies, offset by an increase of approximately 6.7% in material costs,. Foam gross profit decreased $107,062, or 3.4%, primarily from lower sales volumes, and gross margin percentage increased 0.9%, primarily from decreased freight, offset by increased material costs, from the first quarter of 2013 compared to the first quarter of 2012. Foam segment profit increased $106,172, or 24.4%, for the first quarter of 2013, compared to the first quarter of 2012, primarily due to a decrease of $213,234, or 8.0%, in segment operating expenses, an approximate 3.8% increase in sales prices, offset by a decrease of $107,062, or 3.4%, in gross profit.

Coatings Segment

Coatings sales decreased $450,667, or 17.7%, in the first quarter of 2013, compared to the first quarter of 2012, due to seasonal factors. Coatings equipment sales decreased $48,111, or 100%, quarter over quarter. Coatings cost of sales decreased $619,044, or 29.6%, in the first quarter of 2013, compared to the first quarter of 2012, due to decreases of $450,667, or 17.7%, in sales and $69,963, or 43.8%, in freight, offset by an increase of approximately 15.9% in material costs. Coatings gross profit increased $168,377, or 36.9%, and gross margin percentage increased 11.9%, primarily from lower material costs and higher sales prices, from the first quarter of 2013, compared to the first quarter of 2012. Coatings segment profit increased $245,198, or 744.5%, for the first quarter of 2013, compared to the first quarter of 2012, primarily due to a decrease of $76,821, or 18.1%, in segment operating expenses, an approximate 0.4% increase in sales prices, and an increase of $168,377, or 36.9%, in gross profit.

Total Segments

Total segment sales decreased $1,654,471, or 8.9%, cost of sales decreased $1,715,786, or 11.4%, and gross profit increased $61,315, or 1.7%, in the first quarter of 2013, compared to the first quarter of 2012. Total segment profits increased $351,370, or 75%, due primarily to a decrease of $336,694, or 29.2%, in freight and an increase of approximately 3.3% in sales prices, offset by an increase of approximately 8.1% in material costs and decrease of 12.2% in sales volumes, in the first quarter of 2013 compared to the first quarter of 2012.

Liquidity and Capital Resources

Cash on hand was $-0- and $-0- for the quarter ended March 31, 2013 and 2012, respectively. We maintain a $13 Million asset based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our Bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2013 and 2012, was $899,117 and $376,026, respectively. Stockholders' Equity decreased $95,766, or 8.0%, from the period ended December 31, 2012 to the period ended March 31, 2013, due to the comprehensive loss of $582,242, offset by additions to common stock par value of $11,149 and additional paid in capital of $475,327 from issuances of restricted common stock for share-based compensation and interest expense – related party, compared to, a decrease of $545,362, or 13.4%, from the period ended December 31, 2011 to the period ended March 31, 2012, due to the comprehensive loss of $845,195, offset by additions to common stock par value of $4,151 and additional paid in capital of $295,682 from issuances of restricted common stock for share-based compensation. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, through 2013. Notwithstanding the foregoing, we are currently under agreement with several investment bankers seeking to raise additional capital for us from private placements of debt or common or preferred stock with accredited sophisticated investors to not only refinance our Enhanced Notes which mature on June 29, 2014 but also fund our aggressive growth. Management believes the current capital raising efforts will lead to the Enhanced Notes being paid in full on or before June 29, 2014. If we are able to raise additional capital, anti-dilution provisions under outstanding warrants may be triggered if any security sold is convertible into or exchangeable for common stock based on the price of the common stock sold being less than the exercise price of the warrants. Moreover, we must prepay any amount outstanding under the Enhanced Notes, which was $4,177,335 at March 31, 2013, out of the net proceeds of the capital raised if we undertake a registered secondary offering of our common stock pursuant to a registration statement.

Net cash used in operating activities was $1,100,384 for the three months ended March 31, 2013, compared to net cash provided by operating activities of $434,672 for the three months ended March 31, 2012. The cash used in operations for the first quarter of 2013 as compared to cash provided by operations for the prior comparable period was attributable to the comprehensive loss of $582,242 for the current quarter, including the effect of adjustments to reconcile comprehensive loss to cash used in or provided by operating activities and adjusting for non-cash items, primarily increases of $5,725 in amortization of other intangible assets related to product approvals and certifications, $31,673 in provision for losses on accounts receivable due a customer insolvency, $20,116 in share based compensation primarily due to anti-dilution issuances related to an advisory agreement, and $183,202 in interest expense – related party due to share based compensation expense classified as interest expense for shares vested pursuant to a restricted stock grant to the Chairman and principal stockholder in connection with a personal guaranty required to secure $4.4 million debt financing under the Enhanced Notes and accrued interest related to the $1.3 million Note Payable – Related Party between the Chairman and principal stockholder and the Company as required by the Bank, offset primarily by decreases of $26,290 in depreciation due to a decrease in depreciable assets for vehicles and an increase of $11,974 in gain on derivative liability due to a decrease in the fair value attributable as a result of the warrants approaching their maturity. The foregoing was augmented by increases of $1,931,707 in trade receivables and $593,629 in accounts payable, and decreases of $53,347 in inventories, $127,684 in prepaid expenses and other current assets, $11,444 in other intangible assets, $22,813 in deposits and other non-current assets, and $149,198 in accrued expenses and other current liabilities, due primarily to the decrease of $1,654,471 in sales.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Credit Note	$—	$6,312,310	$—	$—	$6,312,310
Note Payable – Related Party	—	1,300,000	—	—	1,300,000
Notes Payable – Enhanced Capital	1,509,999	2,667,336	—	—	4,177,335
Long-Term Debt Obligations	18,847	—	—	—	18,847
Estimated Interest Payments on Long-Term Debt and Loan Obligations	916,959	142,016	—	—	1,058,975
Purchase Order Obligations	46,172	—	—	—	46,172
Operating Lease Obligations	402,339	873,813	—	—	1,276,152
Total	$2,894,316	$11,295,475	$—	$—	$14,189,791

*The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating lease.

The Company has three material debt covenants to comply with relating to its Bank Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. We were in compliance with our Loan Agreement debt covenants at March 31, 2013.

The Company has four material debt covenants to comply with relating to its Enhanced Note Purchase Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period; (iii) If liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0; and (iv) Company is required to maintain minimum liquidity equal to or greater than $500,000. We amended our Enhanced Note Purchase Agreement, wherein, effective September 30, 2012, the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. We were in compliance with our Note Purchase Agreement debt covenants at March 31, 2013.

Net cash used in investing activities was $10,613 for the first quarter of 2013, reflecting a decrease of $35,855 when compared to $46,468 for the first quarter of 2012. We invested $10,613 in property, plant and equipment in the first quarter of 2013, of which $1,835 was for office furniture and equipment, $5,637 was for computers and software for the sales force, $288 was for machinery and equipment related to our manufacturing facilities, and $2,853 was for construction in progress.

Net cash provided by financing activities was $1,113,201 for the three months ended March 31, 2013, reflecting an increase of $700,071 when compared to $413,130 for the three months ended March 31, 2012. In the first quarter of 2013, we borrowed a cumulative aggregate of $17,299,423 under our Bank Revolver Loan, and made principal repayments for a cumulative aggregate of $16,019,562 under our Bank Revolved Loan, an aggregate of $159,999 under our Enhanced Note Purchase Agreement, and $6,661 on our long term debt primarily related to financed vehicles.

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

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012, are hereby incorporated in their entirety herein by this reference.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

See also Item 4 – Other Information, Paragraph (a) below for additional disclosure.

Item 1A. Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, are hereby incorporated in their entirety herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2013, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933:

(a) An aggregate of 464,348 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, including shares issued for anti-dilution issuances, which transactions were valued and recorded in the aggregate at $248,231;

(b) An aggregate of 616,438 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $166,438; and

(c) An aggregate of 34,125 shares of restricted common stock, par value $.01 per share, for consulting fees relating to capital raising efforts, which transactions were valued and recorded in the aggregate at $10,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

(a) Robert and Cynthia Gibson, et al., Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Defendants

A complaint entitled Robert and Cynthia Gibson, individually and on behalf of others similarly situated, Plaintiffs v. Lapolla Industries, Inc., a Delaware corporation, and Air Tight Insulation of Mid-Florida, LLC, Defendants, was filed in the United States District Court for the Middle District of Florida on April 22, 2003 and served on or about April 23, 2013. The Plaintiffs bring this lawsuit individually and on behalf of a nationwide class against the Defendants as well as two Florida subclasses. The complaint alleges, among other things, negligence in connection with the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in exposure to harmful gases, breach of express and implied warranties, and violation of various state statutes. Plaintiffs are seeking, among other things: (i) an order certifying the lawsuit as a class action and certifying the class and sub-classes of Plaintiffs; (ii) actual, compensatory, statutory, and punitive damages; (iii) injunctive relief; and (iv) attorney fees. Lapolla considers the allegations to be without merit and shall mount a vigorous defense against the proposed class action, as well as all other allegations. The outcome of this litigation cannot be determined at this time.

(b) The Company and Bank of America, N.A. (the “Bank”) entered into a Ninth Amendment dated May 3, 2013 (the “Amendment”) to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time (the “Loan Agreement”), wherein the Loan Agreement was amended to, among other things, include United Kingdom (“UK”) based provisions, reduce the basic reserve from $750,000 to $500,000, extend the revolver termination date to the earliest to occur of (a) March 31, 2016, (b) 90 days prior to the maturity date of the Subordinated Term Debt [Enhanced Notes], which mature on June 29, 2014, provided, however, that this clause (b) shall not be applicable if either (i) the Enhanced Notes have been refinanced, on or before March 31, 2016, on terms acceptable to the Bank in its sole discretion, or the Enhanced Notes have been paid in full on or before 90 days prior to their maturity date of June 29, 2014, or (c) 90 days prior to the maturity date of the Junior Note among the Company, Richard J. Kurtz, and the Bank, which matures October 1, 2014. Refer to Exhibit 10.1 for the complete text of the Amendment.

Item 5. Exhibits.

See Index of Exhibits on Page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	May 13, 2013	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	May 13, 2013	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Ninth Amendment dated May 3, 2013 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.