Form 10-Q
period 2013-09-30
LAPOLLA INDUSTRIES INC
filed 2013-11-13
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

As of October 25, 2013 there were 112,914,465 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2013 and December 31, 2012	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three and Nine Months Ended September 30, 2013 and 2012	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2013 and 2012	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	8,291,130	7,302,149
Inventories	5,145,744	4,832,348
Prepaid Expenses and Other Current Assets	731,541	726,737
Total Current Assets	14,168,415	12,861,234

Property, Plant and Equipment	1,645,223	1,969,998

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,220,578	1,462,639
Deposits and Other Non-Current Assets, Net	730,424	455,553
Total Other Assets	6,185,830	6,153,020

Total Assets	$21,999,468	$20,984,252

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$8,348,721	$7,637,141
Accrued Expenses and Other Current Liabilities	1,450,665	1,345,014
Current Portion of Notes Payable – Enhanced	3,664,003	1,219,998
Current Portion of Derivate Liability	—	65,656
Current Portion of Long-Term Debt	9,511	21,077
Total Current Liabilities	13,472,900	10,288,886

Other Liabilities:
Non-Current Portion of Revolver Loan	5,747,061	5,032,450
Non-Current Portion of Notes Payable – Enhanced	—	3,117,336
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	99,672	47,038
Non-Current Portion of Long-Term Debt	—	4,430
Total Other Liabilities	7,146,733	9,501,254

Total Liabilities	20,619,633	19,790,140

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 112,914,465 and 109,372,266
Issued and Outstanding for September 30, 2013 and December 31, 2012, respectively.	1,129,145	1,093,723
Additional Paid-In Capital	86,223,298	84,745,704
Accumulated Deficit	(85,849,697)	(84,524,609)
Accumulated Other Comprehensive Loss	(122,911)	(120,706)
Total Stockholders' Equity	1,379,835	1,194,112

Total Liabilities and Stockholders' Equity	$21,999,468	$20,984,252

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$18,074,101	$17,619,928	$52,837,387	$54,055,922

Cost of Sales	14,136,145	14,132,708	41,416,495	44,576,178

Gross Profit	3,937,956	3,487,220	11,420,892	9,479,744

Operating Expenses:
Selling, General and Administrative	3,396,028	3,351,056	9,873,835	11,376,247
Professional Fees	192,196	101,672	816,688	341,255
Depreciation	41,786	55,400	131,046	176,138
Amortization of Other Intangible Assets	80,325	125,666	338,776	373,867
Consulting Fees	133,327	128,536	351,656	393,256
Total Operating Expenses	3,843,662	3,762,330	11,512,001	12,660,763

Operating Income (Loss)	94,294	(275,110)	(91,109)	(3,181,019)

Other (Income) Expense:
Interest Expense	226,808	271,206	783,590	575,171
Interest Expense – Related Party	187,870	190,460	557,585	204,039
(Gain) Loss on Derivative Liability	—	(47,335)	(65,656)	(72,242)
Other, Net	(23,206)	(13,843)	(41,540)	(18,620)
Total Other (Income) Expense	391,472	400,488	1,233,980	688,348

Net Loss	$(297,178)	$(675,598)	$(1,325,088)	$(3,869,367)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Weighted Average Shares Outstanding	112,155,974	107,251,163	110,945,316	106,788,112

Other Comprehensive Income Gain (Loss):
Foreign Currency Translation Adjustment Gain (Loss)	—	63,967	(2,205)	17,035
Total Other Comprehensive Gain (Loss)	$—	$63,967	$(2,205)	$17,035

Comprehensive Loss	$(297,178)	$(611,631)	$(1,327,293)	$(3,852,332)

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net Loss:	$(1,325,088)	$(3,869,367)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	343,538	414,465
Amortization of Other Intangible Assets	338,776	373,867
Provision for Losses on Accounts Receivable	190,654	664,628
Share Based Compensation Expense	1,008,063	900,050
Interest Expense – Related Party	557,585	204,040
Gain on Derivative Liability	(65,656)	(72,242)
Gain on Disposal of Asset	(7,148)	9,075
Changes in Assets and Liabilities:
Trade Receivables	(1,179,635)	2,009,537
Inventories	(313,396)	2,396,385
Prepaid Expenses and Other Current Assets	(4,804)	1,053,921
Other Intangible Assets	(96,715)	(46,758)
Deposits and Other Non-Current Assets	(274,871)	(93,836)
Accounts Payable	711,582	(4,544,580)
Accrued Expenses and Other Current Liabilities	105,651	(469,716)
Net Cash Used in Operating Activities	(11,464)	(1,070,531)

Cash Flows From Investing Activities
Acquisitions of Property, Plant and Equipment	(40,401)	(86,501)
Proceeds from Disposal of Property, Plant and Equipment	28,786	13,649
Net Cash Used in Investing Activities	$(11,615)	$(72,852)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	56,715,217	61,858,039
Principal Repayments to Revolver Loan	(56,000,604)	(65,461,255)
Principal Repayments to Notes Payable – Enhanced	(673,331)	—
Proceeds from Note Payable – Enhanced	—	4,400,000
Proceeds from Note Payable – Related Party	—	1,300,000
Principal Repayments to Term Loan	—	(937,501)
Principal Repayments on Long Term Debt	(15,998)	(32,935)
Net Cash Provided by Financing Activities	25,284	1,126,348

Net Effect of Exchange Rate Changes on Cash	(2,205)	17,035

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$598,769	$464,634

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of Restricted Common Stock for Related Party Personal Guaranty on Note Payable	$504,863	$173,836

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2013 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2012 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the three and nine months ended September 30, 2013.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $-0- and $65,656 as of September 30, 2013 and December 31, 2012, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 10 to our condensed financial statements.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $22.2 Million and $22.0 Million at September 30, 2013 and December 31, 2012, respectively. The Company recorded a valuation allowance against the deferred tax asset of $22.2 Million and $22.0 Million at September 30, 2013 and December 31, 2012, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2013 and December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at September 30, 2013. Net property, plant and equipment totaled $1,645,223 and $1,969,998 as of and for the quarter and year ended September 30, 2013 and December 31, 2012, respectively. Depreciation expense totaled $110,838 and $131,317, of which $69,052 and $75,917, and $343,538 and $414,465, of which $212,492 and $238,327, was included in cost of sales, for the three and nine months ended September 30, 2013 and 2012, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at September 30, 2013 and December 31, 2012. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of September 30, 2013, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2013 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 7 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at September 30, 2013. Net other intangible assets totaled $1,220,578 and $1,462,639 as of September 30, 2013 and December 31, 2012, respectively. Amortization expense totaled $80,325 and $125,666, and $338,776 and $373,867, for the three and nine months ended September 30, 2013 and 2012, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $291,466 and $373,708, and $851,699 and $952,627, for the three and nine months ended September 30, 2013 and 2012, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales totaled $882,121 and $980,049, and $2,549,389 and $3,248,085, for the three and nine months ended September 30, 2013 and 2012, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share based compensation expense was $309,762 and $298,241, and $969,676 and $900,050, for the three and nine months ended September 30, 2013 and 2012, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $504,000 and $996,000 at September 30, 2013 and December 31, 2012, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. Deferred advertising capitalized was $66,719 and $48,255 for the nine months ended September 30, 2013 and 2012, respectively. Total advertising and marketing costs expensed were $129,176 and $204,947, and $732,493 and $1,102,110, for the three and nine months ended September 30, 2013 and 2012, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the exercise of stock options or warrants only in periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2013 and 2012, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive. There were 350,000 and -0- in-the-money vested and exercisable stock options or warrants includable in but excluded from the computation of net (loss) per share – diluted due to the net (loss) that could potentially dilute net (loss) per share in the future for the three and nine month periods ended September 30, 2013 and 2012, respectively.

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

New Accounting Standards Not Yet Adopted

In July 2013, the FASB issued an accounting standards update that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. This guidance will be effective for fiscal years beginning after December 15, 2013, which will be the Company's fiscal year 2014, with early adoption permitted. The Company currently does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Note 2. Liquidity.

The Company has an accumulated deficit of $85,849,697, had a net loss of $1,325,088, and used $11,464 of cash in operating activities. As a result, there are concerns about the liquidity of the Company at September 30, 2013. The Company has a working capital surplus of $695,515. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, and incidental financial assistance from the Chairman of the Board and principal stockholder for cash flow fluctuations, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, the Company is seeking to raise additional capital from private placements of debt or common or preferred stock with accredited sophisticated investors to fund growth.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and nine month periods ended September 30, 2013 and 2012, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 43% and 53%, and 44% and 43%, of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2013	December 31, 2012
Trade Receivables	$8,795,511	$8,298,527
Less: Allowance for Doubtful Accounts	(504,381)	(996,378)
Trade Receivables, Net	$8,291,130	$7,302,149

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 5. Inventories.

The following is a summary of inventories at:

	September 30, 2013	December 31, 2012
Raw Materials	$1,208,734	$1,663,901
Finished Goods	3,937,010	3,168,447
Total Inventories	$5,145,744	$4,832,348

Note 6. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2013	December 31, 2012
Vehicles	$636,185	$758,408
Leasehold Improvements	283,961	283,961
Office Furniture and Equipment	327,329	324,237
Computers and Software	1,181,487	1,144,496
Machinery and Equipment	2,453,760	2,449,987
Plant Construction in Progress	—	10,788
Total Property, Plant and Equipment	$4,882,722	$4,971,877
Less: Accumulated Depreciation	(3,237,499)	(3,001,879)
Total Property, Plant and Equipment, Net	$1,645,223	$1,969,998

Note 7. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	September 30, 2013	December 31, 2012
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	September 30, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer Lists	$859,235	$(859,235)	$—	$859,235	$(780,235)	$79,000
Product Formulation	138,471	(79,236)	59,235	138,471	(72,312)	66,159
Trade Names	740,325	(256,874)	483,451	740,325	(219,857)	520,468
Non-Competes	210,000	(210,000)	—	210,000	(189,000)	21,000
Approvals and Certifications	1,517,525	(839,633)	677,892	1,420,808	(644,796)	776,012
	$3,465,556	$(2,244,978)	$1,220,578	$3,368,839	$(1,906,200)	$1,462,639

Note 8. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	September 30, 2013	December 31, 2012
Accrued Payroll	$17,438	$138,677
Accrued Commissions	58,000	64,000
Accrued Inventory Purchases	180,379	—
Accrued Taxes and Other	1,101,483	917,244
Accrued Insurance	64,935	220,715
Deferred Finance Charge Income	28,430	4,378
Total Accrued Expenses and Other Current Liabilities	$1,450,665	$1,345,014

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Financing Instruments

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $13,000,000 under a revolver loan ("Revolver Loan"). The Company granted the Bank a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. Effective March 31, 2013, the Bank extended the revolver termination date to the earliest to occur of (a) March 31, 2016, (b) 90 days prior to the maturity date of the Subordinated Term Debt [Enhanced Notes], which mature on June 29, 2014, provided, however, that this clause (b) shall not be applicable if either (i) the Enhanced Notes have been refinanced, on or before March 31, 2014, on terms acceptable to the Bank in its sole discretion, or the Enhanced Notes have been paid in full on or before 90 days prior to their maturity date of June 29, 2014, or (c) 90 days prior to the maturity date of the Junior Note among the Company, Richard J. Kurtz, and the Bank, which matures October 1, 2014. The Company is currently seeking to raise additional capital from investors to refinance the Enhanced Notes, however, to be sure, the Company also has received a financial commitment from the Chairman of the Board and principal stockholder to ensure the Enhanced Notes are paid in full on or before March 31, 2014 (See Note 12 – Related Party Transactions, Item (e), for more information). At September 30, 2013, the balance outstanding on the Revolver Loan was $5,747,061 and the weighted-average interest rate was 4.3%. The Company was in compliance with its Loan Agreement debt covenants at September 30, 2013.

(b) Note Purchase Agreement. On June 29, 2012, the Company and Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs for Texas”) and Enhanced Capital Texas Fund, LP (“Enhanced Texas Fund”), entered into a Note Purchase Agreement for $4.4 Million Subordinated Secured Variable Rate Notes due June 29, 2014 (“Note Purchase Agreement”), of which $2.2 Million was with Enhanced Jobs for Texas and $2.2 Million was with Enhanced Texas Fund (collectively, the “Enhanced Notes”). Repayment of the principal amount of the Enhanced Notes is at the rate of $53,333 per month from October 31, 2012 through June 30, 2013, $150,000 per month from July 2013 through May 31, 2014, and $2,270,000 on June 30, 2014. The Chairman of the Board and principal stockholder has provided a financial commitment to assure the Company funding for the $2,270,000 due on June 30, 2014. Interest on the Enhanced Notes is at a rate equal to 10.0% per annum from June 29, 2012 until December 31, 2012, 10.75% per annum from January 1, 2013 until March 31, 2013, and at a rate 0.75% higher each quarter thereafter until June 29, 2014, and an additional rate of 2.0% per annum from June 29, 2012 through June 29, 2014 on the principal balance of the Enhanced Notes on each monthly payment date, with the default interest rate 6% higher. The Company is required in the event of a liquidity event, to prepay any outstanding balance under the Enhanced Notes, plus accrued interest, the net proceeds arising from a casualty event, the net proceeds arising from an asset disposition, and the amounts paid to the Company pursuant to the issuance of capital stock (other than permitted issuances) or indebtedness (other than permitted indebtedness) following June 29, 2012. The Company has the right to prepay the Enhanced Notes without premium or penalty. The Company also entered into a security agreement with the Note Purchase Agreement providing for a second lien on all assets of the corporation after the Bank, which has a first lien on all asset of the corporation. The debt covenants agreed upon by the Company under the Note Purchase agreement consist of a minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period. The minimum EBITDA targets for the three month periods ended January 31, February 28, March 31, April 30, May 31, June 30, July 31, August 31, and September 30, 2013 were $254,742, $232,294, $242,601, $343,071, $443,729, $557,116, $634,895, $672,864, and $678,102, respectively. The Note Purchase Agreement was personally guaranteed by the Chairman of the Board and majority stockholder of the Company (“Guarantor”), in exchange for the Company issuing the Guarantor 5 Million shares of restricted common stock, par value $.01, which vests monthly on a pro rata basis over the two year term of the Note Purchase Agreement. The shares of restricted common stock were valued at $.27 per share for an aggregate amount of $1,350,000, and which amount is being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Notes. At September 30, 2013, the balance outstanding on the Enhanced Notes was $3,664,003 and the weighted-average effective interest rate was approximately 32.1%. The Company was in compliance with its Note Purchase Agreement debt covenants at September 30, 2013. See also Note 12 – Related Party Transactions, Item (e), for more information.

(c) Note Payable – Related Party. On April 16, 2012, the Company entered into a consolidated $1,300,000 promissory note, bearing interest at 5% per annum, due, including interest, on October 31, 2013, and entered into a subordination agreement with the Bank. On June 29, 2012, in connection with the Note Purchase Agreement (described in Item (b) above), the maturity date of the promissory note was extended to October 1, 2014 and further subordinated to the Enhanced Notes. At September 30, 2013, the Company had accrued interest of $99,672 relating to this promissory note.

(d) Warrants. The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest which matured and was paid off in 2010, however, certain registered detachable warrants (“Warrants”) issued to ComVest remained. The registered Warrants were for the purchase of an aggregate of 2,500,000 shares of common stock, of which 1,500,000 were exercisable at a price of $.53 per share and 1,000,000 were exercisable at a price of $.65 per share, all of which expired on June 30, 2013. As of September 30, 2013, there were no outstanding Warrants nor any related fair value recordable on said date. See also Note 10 – Derivatives and Fair Value for more information.

See also Note 12 – Related Party Transactions, Item (d).

Note 10. Derivatives and Fair Value.

The Company evaluated the application of GAAP with respect to certain detachable Warrants (See Note 9 – Financing Instruments, (d) Warrants, above) to purchase common stock and accounted for them prior to their expiration on June 30, 2013, as a derivative as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of derivatives on its balance sheet at fair value with changes in the value of derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.” The Company’s derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At September 30, 2013 there were no outstanding derivative liabilities, however, on December 31, 2012, there were derivative liabilities and they were categorized as Level 3 fair value assets. For December 31, 2012, the primary assumptions used in establishing a fair value included projected volatility curve based on the Company's historical volatility of 219% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approached maturity. The fair value of the derivative liabilities were $-0- and estimated to be $65,656 at September 30, 2013 and December 31, 2012, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 11. Long Term Debt.

The following is a summary of long term debt at:

	September 30, 2013	December 31, 2012

Various notes payable on vehicles and equipment, due in monthly installments of $1,574 including interest, maturing through 2014.	$9,511	$25,507
Less: Current Maturities	(9,511)	(21,077)
Total Long-Term Debt	$—	$4,430

Note 12. Related Party Transactions.

(a) For the nine months ended September 30, 2013, the Company vested an aggregate of 1,417,472 shares, including anti-dilution shares, of restricted common stock, par value $.01 per share, to a non-employee director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $757,208.

(b) For the nine months ended September 30, 2013, the Company vested an aggregate of 1,869,863 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $504,952, and classified as interest expense – related party. See also Note 9 – Financing Instruments, Item (b) – Note Purchase Agreement, for more information.

(c) For the nine months ended September 30, 2013, the Company accrued an aggregate of $52,634 in interest relating to the Note Payable – Related Party. See also Note 9 – Financing Instruments, Item (c) – Note Payable – Related Party, for more information.

(d) The Chairman of the Board and principal stockholder made two $500,000 advances, one on July 2, 2013 and the other on August 5, 2013, to the Company to assist in cash flow fluctuations and the Company repaid the Chairman back on said dates.

(e) On July 26, 2013, the Chairman of the Board and principal stockholder provided Management with a financial commitment to ensure payment of the $2,314,000 balloon payment under the Note Purchase Agreement, and taking into account the Company’s obligations under the Revolver Loan, an additional $450,000, for a total amount of $2,764,000, which is required to be paid 90 days prior to the Note Purchase Agreement maturity date, or by March 31, 2014 (the “Total Commitment”). The Total Commitment will be superseded in the event and to the extent that: (a) the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Total Commitment as such relates to the Note Purchase Agreement is fully satisfied; or (b) in the event any outstanding balance under the Note Purchase Agreement, plus accrued interest, is satisfied in connection with a liquidity event as defined in and pursuant to the Note Purchase Agreement.

Note 13. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in calculating diluted net loss per common share for the three and nine month periods ended September 30, 2013 and 2012 as their effect would be anti-dilutive. For September 30, 2013, a total of 4,785,833 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share, of which 350,000 stock options had exercise prices less than the market value of the common shares (in-the-money) and 4,435,833 stock options had exercise prices greater than or equal to the market value of the common shares (out-of-the-money). For September 30, 2012, a total of 7,062,348 shares of common stock were excluded from the calculation of diluted earnings per common share: (a) 2,500,000 shares were for outstanding warrants, and (b) 4,562,348 shares were for vested and exercisable stock options, both of which were out-of-the-money. Out-of-the-money securities could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these securities and they have not expired.

Note 14. Securities Transactions.

(a) During the third quarter of 2013, the Company vested an aggregate of 476,167 shares, including anti-dilution shares, of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $256,985.

(b) During the third quarter of 2013, the Company vested an aggregate of 630,137 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $170,137, and classified as interest expense – related party.

(c) During the third quarter of 2013, the Company issued an aggregate of 52,741 shares of restricted common stock, par value $.01 per share, for consulting fees relating to capital raising efforts, which transactions were valued and recorded in the aggregate at $13,387.

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

Operating Segments

	Three Months Ended September 30,
	2013			2012
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$15,299,778	$2,774,323	$18,074,101	$14,350,255	$3,269,673	$17,619,928
Cost of Sales	12,209,091	1,927,054	14,136,145	11,617,846	2,514,862	14,132,708
Gross Profit	3,090,687	847,269	3,937,956	2,732,409	754,811	3,487,220
Depreciation	31,835	5,773	37,608	40,607	9,252	49,859
Amortization of Other Intangible Assets	61,196	11,097	72,293	92,112	20,988	113,100
Interest Expense	175,513	31,826	207,339	187,998	42,835	230,833
Segment Profit	$695,746	$412,992	$1,108,738	$387,817	$220,602	$608,419
Segment Assets (1)	17,791,684	3,942,638	21,734,322	$16,879,159	$4,330,826	$21,209,985
Expenditures for Segment Assets	$15,707	$2,848	$18,555	$15,276	$3,481	$18,757

	Nine Months Ended September 30,
	2013			2012
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$45,103,935	$7,733,452	$52,837,387	$44,984,386	$9,071,536	$54,055,922
Cost of Sales	36,044,975	5,371,520	41,416,495	37,177,828	7,398,350	44,576,178
Gross Profit	9,058,960	2,361,932	11,420,892	7,806,558	1,673,186	9,479,744
Depreciation	100,579	17,262	117,841	131,959	26,565	158,524
Amortization of Other Intangible Assets	260,272	44,626	304,898	279,748	56,732	336,480
Interest Expense	572,439	98,149	670,588	289,058	63,365	352,423
Segment Profit	$1,909,559	$1,136,106	$3,045,665	$1,603	$92,261	$93,864
Segment Assets (1)	17,907,817	3,826,505	21,734,322	$16,879,159	$4,330,826	$21,209,985
Expenditures for Segment Assets	$34,488	$5,913	$40,401	$72,805	$13,696	$86,501

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2013	2012	2013	2012
Total Profit or Loss for Reportable Segments	$1,108,738	$608,419	$3,045,665	$93,864
Unallocated Amounts:
Corporate Expenses	(1,405,916)	(1,284,017)	(4,370,753)	(3,963,231)
Income (Loss) Before Income Taxes	$(297,178)	$(675,598)	$(1,325,088)	$(3,869,367)

Assets	At September 30, 2013	At December 31, 2012
Total Assets for Reportable Segments (1)	$21,734,322	$20,704,068
Other Unallocated Amounts (2)	265,146	280,184
Consolidated Total	$21,999,468	$20,984,252

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and cash equivalents and deposits.

Note 16.   Subsequent Events.

(a) The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This financial review presents our operating results for the three and nine months ended September 30, 2013 and 2012, and our financial condition at September 30, 2013. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with the information presented in our financial statements and the related notes for the year ended December 31, 2012.

Outlook

The Company’s outlook remains aggressive and positive, as we expect to continue to improve our bottom line in 2013 and beyond. Our optimism is based on steadily rising global consumer awareness about energy efficient foams and coatings and associated energy cost savings. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Overall Results of Operations

Sales

The following is a summary of sales for the three months ended:

September 30, 2013	September 30, 2012
$18,074,101	$17,619,928

Sales increased $454,173, or 2.6%, for the third quarter of 2013 compared to the third quarter of 2012. Foam sales increased $949,523, or 6.6%, due to a slight increase, and coatings sales decreased $495,350, or 15.1%, due to a slight decrease, quarter over quarter, in demand. Our AirTight SprayFoam Division’s sales increased slightly by $75,922, or 2.8%, for the third quarter of 2013 compared to third quarter of 2012. Sales pricing changes added approximately $277,454, or 1.6%, of which $248,567, or 1.7% was for foam sales and $288,870, or 0.9% was for coatings sales, while sales volumes increased approximately $176,719, or 1.0%, of which $524,237, or 16.0% was the decrease in coatings sales offset by a $700,956, or 4.9%, increase in foam sales, for the third quarter of 2013 compared to the third quarter of 2012.

Cost of Sales

Cost of sales increased $3,437, or 0.0%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Cost of sales increased $591,245, or 5.1%, for our foams, due to a slight increase in sales, and decreased $587,808, or 23.4%, for our coatings, due to a slight decrease in sales and costs, quarter over quarter. We had a $97,928, or 10.0%, decrease in freight costs offset by an approximate $220,358, or 1.7%, increase in material costs, in the third quarter of 2013 compared the third quarter of 2012. Freight costs dropped due to more effective management of logistics in the third quarter of 2013 compared to the third quarter of 2012.

Gross Profit

Gross profit increased $450,736, or 12.9%, for the third quarter of 2013 compared to the third quarter of 2012, due to the $949,523, or 6.6%, increase in foam sales, $277,454, or 1.6%, rise in sales prices, and $97,928, or 10.0%, drop in freight costs, offset by the $495,350, or 15.1%, decrease in coatings sales and approximately $220,358, or 1.7%, increase in material costs. Gross margin percentage increased 2.0%, quarter over quarter, due to lower freight, higher sales prices, and improved manufacturing efficiencies, offset by slightly lower sales volumes and increased material costs.

Operating Expenses

Total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses increased $81,332, or 2.2%, in the third quarter of 2013 compared to the third quarter of 2012, due to increases of $44,972 for SG&A, $90,524 for professional fees, and $4,791 for consulting fees, offset by decreases of $13,614 for depreciation, and $45,341 for amortization of other intangible assets.

SG&A increased $44,972, or 1.3%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, due to increases of $15,982, or 9.9%, for bad debts from a slight increase in uncollectible accounts, $69,031, or 4.8%, for payroll and related employee benefits from additions to our workforce, $2,570, or 0.6%, for corporate office expenses, $16,933, or 8.3%, for travel and related services, $11,521, or 3.9%, for share based compensation, $30,133, or 26.9%, for distribution to broaden warehouse coverage to improve local availability of our products to better serve customers, and $17,832, or 5.7%, for sales commissions from slightly higher sales volumes, offset by decreases of $5,898, or 4.5%, for marketing and promotions relating to more streamlined programs, $9,152, or 58.9%, for investor relations, $9,478, or 8.6%, for insurances, $69,872, or 95.8%, for advertising due to reductions in general expenditures, and $24,630, or 36.8%, for rents due to closed facilities.

Professional fees increased $90,524, or 89.0%, from the third quarter of 2013 compared to the third quarter of 2012, due to an increase in legal fees relating to pending litigation.

Depreciation expense decreased $13,614, or 24.6%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to a decrease in depreciable assets for vehicles.

Amortization of other intangible assets expense decreased $45,341, or 36.1%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, due to an decrease in amortizable assets primarily relating to full amortization of customer list and non-competes.

Consulting fees increased $4,791, or 3.7%, in the third quarter of 2013 compared to the third quarter of 2012, due primarily to fees associated with a financial advisory agreement and an executive search firm.

Other (Income) Expense

Total other (income) expense is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other (income) expense decreased $9,016, or 2.3% from the third quarter of 2013 compared to the third quarter of 2012, due to decreases of $44,398 for interest expense, $2,590 for interest expense – related party, and $47,335 in the gain on derivative liability, offset by an increase of $9,363 in other, net.

Interest expense decreased $44,398, or 16.4%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to a decrease in deferred financing fees from a previous loan extension with the Bank.

Interest expense – related party decreased $2,590, or 1.4%, from the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Gain on derivative liability decreased $47,335, or 100%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to expiration of the warrants at the end of the second quarter of 2013 which created the derivative liability to begin with.

Other, net increased $9,363, or 67.6%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, due primarily to a small gain on foreign currency exchange.

Net (Loss)

Net loss decreased $378,420, or 56.0%, in the third quarter of 2013 compared to the third quarter of 2012, due primarily to increases of $450,736, or 12.9%, for gross profit largely from the gross margin percentage increase of 2.0%, and decreases of $13,614, or 24.6%, for depreciation from asset disposals, $45,341, or $36.1%, for amortization of other intangible assets primarily related to full amortization of customer list and non-competes, $44,398, or 16.4%, for interest expense due to a decrease in deferred financing fees from a previous loan extension with the Bank, and $47,335, or 100%, for gain on derivative liability from expiration of warrants, offset by increases of $90,524, or 89.0%, for professional fees due to an increase in legal fees relating to pending litigation, $44,972, or 1.3%, for SG&A mainly from increases for bad debts, distribution, payroll and related employee benefits, sales commissions, share based compensation, and travel and related services, and decreases for advertising, insurances, investor relations, and rents, and $9,363, or 67.6%, for other, net. Net loss per share decreased $0.01, or 100%, in the third quarter of 2013 compared to the third quarter of 2012, due to the decrease of $378,420, or 56.0%, for net loss.

Results of Business Segments

The following is a summary of sales by segment for three months ended:

Segments	September 30, 2013	September 30, 2012
Foam	$15,299,778	$14,350,255
Coatings	$2,774,323	$3,269,673

Foam Segment

Foam sales increased $949,523, or 6.6%, in the third quarter of 2013 compared to the third quarter of 2012, due primarily to an increase in demand and higher selling prices. Foam equipment sales increased $108,416, or 22.1%, quarter over quarter. Foam cost of sales increased $591,245, or 5.1%, in the third quarter of 2013 compared to the third quarter of 2012, due primarily to an increase of $949,523, or 6.6%, in sales and $181,146, or 1.7%, in material costs, offset by decreases of $43,784, or 5.4%, for freight, and improved manufacturing efficiencies. Foam gross profit increased $358,278, or 13.1%, primarily from higher sales volumes and a 1.2% increase in gross margin percentage, from the third quarter of 2013 compared to the third quarter of 2012. Foam segment profit increased $307,928, or 79.4%, quarter over quarter, primarily due to increases of $358,278, or 13.1%, for gross profit, an approximate $949,523, or 6.6%, for sales volumes, of which $248,567, or 1.7%, was from higher sales prices, and an approximate $700,956, or 4.9%, was from a gain in market share, offset by an increase of 50,350, or 2.1%, for segment operating expenses.

Coatings Segment

Coatings sales decreased $495,350, or 15.1%, in the third quarter of 2013 compared to the third quarter of 2012, due primarily to a slight decrease in demand. Coatings cost of sales decreased $587,808, or 23.4%, in the third quarter of 2013, compared to the third quarter of 2012, due primarily to decreases of $495,350, or 15.1%, for sales, $54,144, or 31.0%, for freight and improved manufacturing efficiencies, offset by an increase of approximately $39,212, or 7.4%, for material costs. Coatings gross profit increased $92,458, or 12.2%, primarily from a 7.4% increase in gross margin percentage, offset by slightly lower sales volumes, from the third quarter of 2013 compared to the third quarter of 2012. Coatings segment profit increased $192,390, or 87.2%, quarter over quarter, primarily due to increases of $92,458, or 12.2%, for gross profit, an approximate $28,887, or 0.9%, rise in sales volumes from higher sales prices, and a decrease of $99,932, or 18.7%, for segment operating expenses, offset by an approximate $524,237, or 16.0%, decline in sales volume from reduced market share.

Total Segments

Total segment sales increased $454,173, or 2.6%, cost of sales increased $3,437, or 0.0%, due to a $97,928, or 10.0%, reduction for freight, improved manufacturing efficiencies, offset by an approximate $220,358, or 1.7% increase for material costs, and gross profit increased $450,736, or 12.9%, in the third quarter of 2013 compared to the third quarter of 2012. Total segment profits increased $500,318, or 82.2%, quarter over quarter, primarily due to increases of $450,736, or 12.9%, for gross profit, an approximate $277,454, or 1.6%, rise in sales volumes from higher sales prices, an approximate $176,719, or 1.0% rise in sales volumes from greater market share, and a decrease of $495,821, or 1.7%, for segment operating expenses.

Performance for the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Overall Results of Operations

Sales

The following is a summary of sales for the nine months ended:

September 30, 2013	September 30, 2012
$52,837,387	$54,055,922

Sales decreased $1,218,535, or 2.3%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Foam sales increased $119,549, or 0.3% and coatings sales decreased $1,338,084, or 14.8%, period over period, due primarily to seasonal factors in the first quarter of 2013 and slower than expected demand for coatings for the nine month period. Our AirTight SprayFoam Division’s sales increased by $357,830, or 3.9%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Sales pricing changes added approximately $995,502, or 1.8%, of which $980,211, or 2.2% was for foam sales and $15,291, or 0.2% was for coatings sales, while sales volumes decreased approximately $2,214,037, or 4.1%, of which $860,662, or 1.6% was for foam sales and $1,353,375, or 2.5% was for coatings sales, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012.

Cost of Sales

Cost of sales decreased $3,159,683, or 7.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Cost of sales decreased $1,132,852, or 3.0%, for our foams, and $2,026,831, or 27.4%, for our coatings, due primarily to decreases in sales and costs, period over period. We had a decrease of $698,696, or 21.5%, for freight costs and an approximate increase of $1,629,470, or 4.0%, for material costs, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Freight costs dropped due to more effective management of logistics and material costs increased due to less favorable pricing from feedstock suppliers in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012.

Gross Profit

Gross profit increased $1,941,148, or 20.5%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to the $995,502, or 1.8%, rise in sales prices, and $698,696, or 21.5%, drop in freight costs, offset by the $1,218,535, or 2.3% decrease in sales, and approximately $1,629,470, or 4.0%, increase in material costs. Gross margin percentage increased 4.1%, period over period, due to lower freight, higher sales prices, and improved manufacturing efficiencies, offset by increased material costs and lower sales volumes.

Operating Expenses

Total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $1,148,762, or 9.1%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to decreases of $1,502,412 for SG&A, $40,952 for depreciation, $35,091 for amortization of other intangible assets, and $41,600 for consulting fees, offset by an increase of $475,433 for professional fees.

SG&A decreased $1,502,412, or 13.2%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to decreases of $705,639, or 13.8%, for payroll and related employee benefits from shrinking our workforce, $474,077, or 71.3%, for bad debts from an overall reduction in uncollectible accounts and tighter credit controls, $310,928, or 32.0%, for marketing and promotions relating to more streamlined programs, $58,687, or 44.5%, for advertising from less utilization of traditional forms of printed media, $44,073, or 3.8%, for corporate office expenses, $30,468, or 4.5%, for travel and related services, $29,588, or 8.9%, for insurances, $10,191, or 33.5%, for investor relations, and $285, or 0.2%, for rents, offset by increases of $71,956, or 19.2%, for distribution to broaden warehouse coverage to improve local availability of our products to better serve customers, $69,626, or 7.7%, for share based compensation primarily related to an employment obligation and anti-dilution shares issued relating to an advisory and consultant agreement, and $19,942, or 2.4% for sales commissions.

Professional fees increased $475,433, or 139.3%, from the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to an increase in legal fees relating to pending litigation.

Depreciation expense decreased $45,092, or 25.6%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to a decrease in depreciable assets primarily related to vehicles.

Amortization of other intangible assets expense decreased $35,091, or 9.4%, for the nine months period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to an decrease in amortizable assets primarily related to the full amortization of customer lists and non-competes.

Consulting fees decreased $41,600, or 10.6%, from the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to an overall reduction is outside consulting services.

Other (Income) Expense

Total other (income) expense is comprised of interest expense, interest expense – related party, gain or loss on derivative liability, and other, net. Total other (income) expense increased $545,632, or 79.3%, from the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to increases of $208,419 for interest expense, $353,547 for interest expense – related party, and $22,920 for other, net, and a decrease of $6,586 for gain on derivative liability.

Interest expense increased $208,419, or 36.2%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to an increase in higher interest indebtedness from financing institutions, primarily the Enhanced Notes, which transaction closed at the end of third quarter of 2012, offset by a decrease in deferred financing fees from a previous loan extension with the Bank during the current period.

Interest expense – related party increased $353,547, or 173.3%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, of which $331,116 was for share based compensation expense classified as interest expense due to shares being issued in connection with a personal guaranty required from the Chairman and principal stockholder to secure the Note Purchase Agreement with Enhanced and $22,430 was for accrued interest for the Note Payable – Related Party between the Company and the Chairman and principal stockholder required by the Bank.

Gain on derivative liability decreased $6,586, or 9.1%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to expiration of the warrants at the end of the second quarter or 2013 which created the derivative liability to begin with.

Other, net increased $22,920, or 123.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net (Loss)

Net loss decreased $2,544,278, or 65.8%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to an increase of $1,941,148, or 20.5%, for gross profit largely from the gross margin percentage increase of 4.1%, and decreases of $1,502,412, or 13.2%, for SG&A mainly from decreases for payroll and related employee benefits, bad debts, marketing and promotions, advertising, corporate office expenses, travel and related services, insurances, investor relations, and rents, and increases for distribution, share based compensation, and sales commissions, $45,092, or 25.6%, for depreciation, $35,091, or 9.4%, for amortization of other intangible assets, and $41,600, or 10.6%, for consulting fees, offset by increases of $475,433, or 139.3%, for professional fees from an increase in legal fees relating to pending litigation, $208,419, or 36.2%, for interest expense primarily from higher interest indebtedness, $353,547, or 173.3%, for interest expense – related party primarily in connection with shares being issued and classified as interest for a personal guaranty to secure indebtedness for the Company, and $22,920, or 123.1%, for other, net. Net loss per share decreased $0.03, or 75.0%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the decrease of $2,544,278, or 65.8%, for net loss.

Results of Business Segments

The following is a summary of sales by segment for the nine months ended:

Segments	September 30, 2013	September 30, 2012
Foam	$45,103,935	$44,984,386
Coatings	$7,733,452	$9,071,536

Foam Segment

Foam sales increased $119,549, or 0.3%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to an increase in sales volumes from higher selling prices in the first nine month period of 2013 offset by seasonal factors in the first quarter of 2013. Foam equipment sales decreased $518,304, or 24.7%, period over period. Foam cost of sales decreased $1,132,852, or 3.0%, in the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012, due to a decrease of $492,453, or 18.2%, in freight, and improved manufacturing efficiencies, offset by increases of $119,549, or 0.3%, in sales, and approximately $986,399, or 2.9%, in material costs. Foam gross profit increased $1,252,401, or 16.0%, primarily from a 2.7% increase in gross margin percentage and slightly higher sales volumes, from the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Foam segment profit increased $1,908,055, or 118,956%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, primarily due to increases of $1,252,401, or 16.0%, for gross profit, an approximate $980,211, or 2.2%, rise in sales volume from higher sales prices, and a decrease of $655,654, or 8.4%, for segment operating expenses, offset by an approximate $860,662, or 1.6%, decline in sales volume from lesser market share.

Coatings Segment

Coatings sales decreased $1,338,084, or 14.8%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to a decrease in demand. Coatings cost of sales decreased $2,026,831, or 27.4%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to decreases of $1,338,084, or 14.8%, for sales, $206,243, or 38.4%, for freight, and improved manufacturing efficiencies, offset by an increase of approximately $643,071, or 10.4%, for material costs. Coatings gross profit increased $688,747, or 41.2%, primarily from a 12.1% increase in gross margin percentage, offset by lower sales volumes, from the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Coatings segment profit increased $1,043,846, or 1,131.4%, period over period, primarily due to increases of $688,747, or 41.2%, for gross profit, an approximate $15,291, or 0.2%, rise in sales volumes from higher sales prices, and a decrease of $355,099, or 22.5%, for segment operating expenses, offset by an approximate $1,353,375, or 2.5%, decline in sales volume from lesser market share.

Total Segments

Total segment sales decreased by $1,218,535, or 2.3%, cost of sales decreased $3,159,683, or 7.1%, due to a $698,696, or 21.5%, reduction for freight, and improved manufacturing efficiencies, offset by an approximate $629,470, or 4.0% increase for material costs, and gross profit increased $1,941,148, or 20.5%, in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Total segment profits increased $2,951,901, or 3,144.8%, period over period, primarily due to increases of $1,941,148, or 20.5%, for gross profit, an approximate $995,502, or 1.8%, rise in sales volumes from higher sales prices, and a decrease of $1,010,753, or 10.8%, for segment operating expenses, offset by an approximate $2,214,037, or 4.1%, decline in sales volume from lesser market share.

Liquidity and Capital Resources

Cash on hand was $-0- and $-0- for the quarter ended September 30, 2013 and 2012, respectively. We maintain a $13 Million asset based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our Bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at September 30, 2013 and 2012, was $1,365,037 and $1,462,751, respectively. Stockholders' Equity increased $185,723, or 15.6%, from the period ended December 31, 2012 to the period ended September 30, 2013, primarily due to additions to common stock par value of $35,422 and additional paid in capital of $1,477,594 from vesting of restricted common stock for share-based compensation, including amounts reclassified as interest expense for the Chairman’s guaranty of Enhanced Loans, offset by the comprehensive loss of $1,327,293. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we are currently seeking to raise capital from private placements of debt or common or preferred stock with accredited sophisticated investors to not only refinance the Enhanced Notes which mature on June 29, 2014 but also fund growth initiatives. Moreover, the Chairman of the Board and principal stockholder of the Company has provided a financial commitment to Management assuring funding for the balance outstanding on the Enhanced Notes 90 days prior to the maturity date to ensure the Revolver Loan does mature prematurely. If we are able to raise capital and a secondary offering of our common stock is required pursuant to a registration statement, we must prepay any amount outstanding under the Enhanced Notes, which was $3,664,003 at September 30, 2013.

Net cash used in operating activities was $11,464 for the nine months ended September 30, 2013, compared to $1,070,531 for the nine months ended September 30, 2012. The cash used in operations for the first nine months of 2013 as compared to the first nine months of 2012 was attributable to the comprehensive loss of $1,327,293, including the effect of adjustments to reconcile comprehensive loss to cash used in or provided by operating activities and adjusting for non-cash items, primarily due to increases of $69,626 for share based compensation expense related to vested shares and anti-dilution issuances for an advisory agreement, $353,547 for interest expense – related party from share based compensation expense classified as interest expense for shares vested pursuant to a restricted stock grant to the Chairman and principal stockholder in connection with a personal guaranty required to secure $4.4 million debt financing under the Enhanced Notes and accrued interest related to the $1.3 million Note Payable – Related Party between the Chairman and principal stockholder and the Company as required by the Bank, and $16,223 gain on disposal of asset, offset by decreases of $70,927 for depreciation from a decline in depreciable assets, $35,091 for amortization of other intangible assets related to product approvals and certifications, $473,974 for provision for losses on accounts receivable from more stringent credit controls and less customer insolvencies and bankruptcies, and $6,586 for gain on derivative liability from the expiration of warrants. The foregoing was augmented by increases of $1,179,635 for trade receivables, $313,396 for inventories, $4,804 for prepaid expenses and other current assets, $96,715 for other intangible assets, $274,871 for deposits and other non-current assets, $711,582 for accounts payable, and $105,651 for accrued expenses and other current liabilities, due to operating activities during the current nine month period.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Credit Note	$—	$5,747,061	$—	$—	$5,747,061
Note Payable – Related Party	—	1,300,000	—	—	1,300,000
Notes Payable – Enhanced Capital	3,664,003	—	—	—	3,664,003
Long-Term Debt Obligations	9,511	—	—	—	9,511
Estimated Interest Payments on Long-Term Debt and Loan Obligations	785,639	—	—	—	785,639
Purchase Order Obligations	180,379	—	—	—	180,379
Operating Lease Obligations	396,616	687,775	—	—	1,084,391
Total	$5,036,148	$7,734,836	$—	$—	$12,770,984

*The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating lease.

The Company has three material debt covenants to comply with relating to its Bank Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); and (iii) FCCR provision providing if availability (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed 12 calendar months, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. We were in compliance with our Loan Agreement debt covenants at September 30, 2013.

The Company has four material debt covenants to comply with relating to its Enhanced Note Purchase Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period; (iii) If liquidity (a) is less than $1,250,000 on any 3 consecutive days or (b) is less than $1,000,000 on any day, then, as of the last day of the preceding calendar month and as of the last day of each calendar month thereafter, the Company is required maintain a FCCR, tested monthly as of the last day of the calendar month for the most recently completed twelve calendar months, of at least 1.0 to 1.0; and (iv) Company is required to maintain minimum liquidity equal to or greater than $500,000. We amended our Enhanced Note Purchase Agreement, wherein, effective September 30, 2012, the minimum EBITDA schedule which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period was revised, the liquidity range mechanism triggering testing of the FCCR on a monthly basis was deleted, a mechanism was put into place to maintain an FCCR equal to at least 1.00 tested monthly as of the last day of each calendar month beginning on September 30, 2012 and continuing thereafter with respect to any such test date, and thereafter, for the most recently completed twelve calendar months. We were in compliance with our Note Purchase Agreement debt covenants at September 30, 2013.

Net cash used in investing activities was $11,615 for the nine month period ended September 30, 2013, compared to $72,852 for the nine months ended September 30, 2012. For the nine month period ended September 30, 2013, we invested an aggregate of $40,401 in property, plant and equipment, of which $3,090 was for office furniture and equipment, $24,320 was for computers and software, $7,331 was for vehicles, and $5,660 was for machinery and equipment related to our manufacturing facilities, and disposed of an aggregate of $28,786 in property, plant and equipment related to vehicles.

Net cash provided by financing activities was $25,284 for the nine months ended September 30, 2013, compared to $1,126,348 for the nine months ended September 30, 2012. In the nine month period ended September 30, 2013, we borrowed a cumulative aggregate of $56,715,217 under our Bank Revolver Loan, and made principal repayments for a cumulative aggregate of $56,000,604 under our Bank Revolved Loan, an aggregate of $673,331 under our Note Purchase Agreement, and $15,998 on our long term debt for financed vehicles.

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

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2013, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933:

(a) An aggregate of 476,167 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, including shares issued for anti-dilution issuances, which transactions were valued and recorded in the aggregate at $256,985;

(b) An aggregate of 630,137 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for the Enhanced Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $170,137, and classified as interest expense – related party;

(c) An aggregate of 52,741 shares of restricted common stock, par value $.01 per share, for consulting fees relating to capital raising efforts, which transactions were valued and recorded in the aggregate at $13,387; and

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

See Index of Exhibits on Page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

LAPOLLA INDUSTRIES, INC.

Date:	November 13, 2013	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 13, 2013	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.

