Form 10-K
period 2013-12-31
LAPOLLA INDUSTRIES INC
filed 2014-04-10
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $9,159,900 based on the closing sales price as quoted on the OTC Markets.

Common Stock outstanding as of March 20, 2014 — 114,620,620 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

As used in this report, “Lapolla” and the “Company” or “Us” or “We” refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapolla.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1. Business.

General Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. Being back integrated in both foam and coating systems puts Lapolla in a strong competitive position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers. Our products address growing consumer awareness of the building envelope. The building envelope is the separation between the interior and the exterior environments of a building and serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. We provide superior insulation, an air barrier, and a vapor barrier with our products.

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

	2013	2012
Foams	$61,080,736	$58,871,570
Coatings	$10,096,235	$11,512,257

Foam Segment

Our foam business involves supplying spray foam insulation and roofing foam to the construction industry. Spray foam insulation applications consist of perimeter wall, crawl space, and attic space for commercial, industrial, and residential applications. Roofing applications consist of new and retrofit commercial, industrial, and residential applications. Lapolla provides open and closed cell spray foam for insulation, as well as closed cell technology for roofing applications. We have attained, and continue to attain, third party credentials for our spray foam systems, which enables greater acceptance of our proprietary foam products in our target markets globally. This segment also supplies adhesives and equipment for applications. We use our own distribution facility, as well as public warehousing in strategic local areas in our target markets to better serve our customers. Performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in the spray foam business.

Coating Segment

Our coatings business involves supplying protective coatings for roofing systems for new and retrofit commercial and industrial applications to the roofing industry. We use our own distribution facility, as well as public warehousing in strategic local areas in our target markets to better serve our customers. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

See also Note 20, “Business Segments and Geographical Areas Information,” in the notes to the financial statements listed under Item 15 of Part IV of this report.

Non-GAAP Financial Measures

We present our non-GAAP financial measures EBITDA and Adjusted EBITDA in this Annual Report. For a description of how we define EBITDA and Adjusted EBITDA, see below and Part I, Item 6 – Selected Financial Data. A reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto, is presented below and in Part I, Item 6 – Selected Financial Data.

EBITDA

We define EBITDA as net income or loss before interest, income taxes, depreciation and amortization of other intangible assets. EBITDA is used as a supplemental financial measure by external users of our financial statements, such as investors, commercial banks, trade suppliers and research analysts, to assess:

•	The financial performance of our assets, operations and return on capital without regard to financing methods, capital structure or historical cost basis;
•	The ability of our assets to generate cash sufficient to pay interest on our indebtedness and make distributions to our equity holders; and
•	The viability of acquisitions and capital expenditure projects.

EBITDA is not prepared in accordance with GAAP. EBITDA should not be considered an alternative to net income or loss, operating income or loss, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income or loss and operating income or loss.

Adjusted EBITDA

We utilize Adjusted EBITDA to assist it in reviewing financial results and for management incentives. Adjusted EBITDA is defined as EBITDA increased by total share based compensation included in net income or loss. Management believes that Adjusted EBITDA provides information that reflects our economic performance. Management reviews our monthly financial results on an Adjusted EBITDA basis. Adjusted EBITDA has no impact on reported volumes or sales.

Adjusted EBITDA is used as a supplemental financial measure by management to describe our operations and economic performance to the Company’s financial institutions:

•	The economic results of our operations;
•	Repeatable operating performance that is not distorted by non-recurring items, certain other non-cash items, or market volatility.

Adjusted EBITDA is not prepared in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or loss, income or loss from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

International Operations

We are expanding globally. Our international presence represented approximately 13.7% and 5.8% of our total product sales for the year ended December 31, 2013 and 2012, respectively. This is a direct result of ongoing efforts to penetrate into new international market segments. We use independent distributors to provide access to our products internationally in select target markets. International growth and revenues are expected to increase in 2014 and beyond. See also Note 20, “Business Segments and Geographical Areas Information,” in the notes to the financial statements listed under Item 15 of Part IV of this report.

Sales and Marketing

We maintain a growing global sales force. Sales are concentrated on contractors and distributors in the insulation and roofing industries. Lapolla utilizes direct sales, independent representatives, distributors, and public bonded warehouses strategically positioned on a state, regional, or country basis to serve customers. Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to energy efficiency programs promoted by governmental agencies, energy companies, and private organizations. Some of these programs in the United States include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using R-value, reflectivity and emissivity as the general goal in reducing the environmental impact of the “heat island effect”. Lapolla places a high priority on sales trending to create preparedness and processes to better serve customers. Information is gathered from sales, customers, management experience and historical trending to predict needed supply for stock and warehousing to meet the needs of our customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply our customers in a timely and efficient manner. The combined volumes of our products are disbursed throughout a broad customer base, which decreases vulnerability from the loss of one key customer.

Raw Materials

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner and manage cash flow. The primary materials being used to manufacture our foams and coatings are polyols, catalysts, resins, and titanium dioxide. The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. We maintain strong relationships and have commitments for continuing supply through times of shortage. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. With our volume potential, Lapolla continues to be a potentially lucrative target for vendors to assure their own growth and demand in 2014 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility and we maintain sufficient manufacturing capacity to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

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

Competition

Competition is based on a combination of product credentials, approvals, price, technology, availability, performance, and limited warranties. Lapolla is expanding through aggressive sales and marketing, competitive pricing, a selective sales force comprised of direct salespersons, independent representatives, and distributors, building owner and contractor brand awareness, and acquisitions. Lapolla differentiates itself from competitors by offering personalized sales support and providing efficient response time on issues ranging from technical service to delivery of products. We are one of the largest suppliers of spray polyurethane foam for insulation and roofing foam nationally with global expansion underway. The foam manufacturing industry consists of a few large and medium sized manufacturing companies with global, national and regional presence primarily relying on distributors to service markets. We are able to access distribution channels and penetrate target markets through direct sales more effectively as a manufacturer of foam resins. Our products are supplied to large, medium and small insulation, roofing, and general contractors. Within the coatings industry, as manufacturers specifically focused on energy efficient acrylic coatings for roofing and construction as their primary line, Lapolla is a major player in a very fragmented market. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We are currently listed with certain credentials and approvals to assure minimal restrictions in markets and uses. Lapolla utilizes advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales, distribution, and marketing to obtain greater product branding and recognition.

Employees

At December 31, 2013, we employed 73 full time individuals, none of which are represented by a union. We believe that our relations with our employees are generally very good.

Environmental Matters

We are subject to various national, federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business operation. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2014. We are not aware of any litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. However, we cannot assure that environmental problems relating to properties operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal that may affect our product or services.

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

•   Global Economic Conditions - The current stabilizing global economic environment described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products. The inconsistent global economic recovery is causing unpredictable credit markets, irregular levels of liquidity, and rates of default and bankruptcy continue; however, increased consumer and business spending persists. Although the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing on favorable terms.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

•   Restrictions in our financing agreements could adversely affect our business, financial condition, and results of operations – We are dependent upon the earnings, cash flow generated by our operations, and financing instruments in order to maintain liquidity and meet our debt service obligations. The operating and financial restrictions and covenants in our financing agreements and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business, which may, in turn, adversely affect our business, financial condition, and results of operations. The provisions of our financing agreements may affect our ability to obtain future financing for and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our financing agreements could result in an event of default which could enable our lenders, subject to the terms and conditions of our financing agreements, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Item 2. Properties

The Company has operating leases as follows:

Location	Description of Operations	Terms
Houston, Texas	Corporate, Customer Service, Distribution, Manufacturing, Marketing, Sales, Rig Assembly, Training	01-01-2010 to 04-30-2017
Englewood Cliffs, New Jersey	Sales	Month-to-Month

Our present facilities are adequate for our currently known and projected near term needs.

Item 3. Legal Proceedings

Legal Proceedings

(a)    Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013 (“Markey Litigation”).  Plaintiffs now bring this lawsuit only individually, having amended out any request for a class action. The complaint alleges, among other things, that Lapolla designs, labels, distributes, and manufactures spray polyurethane foam (“SPF”) insulation, which creates a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs are seeking: (i) actual, compensatory, and punitive damages; (ii) injunctive relief; and (iii) attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time. See also (b) below.

(b)    Lapolla Industries, Inc., Plaintiff v. Aspen Specialty Insurance Company, et al, Defendants

Lapolla filed a complaint entitled Lapolla Industries, Inc., Plaintiff, v. Aspen Specialty Insurance Company; Aspen Specialty Insurance Management, Inc., Defendants, in the United States District Court for the Eastern District of New York on November 29, 2012 in a dispute related to the Markey Litigation described in (a) above. The Complaint alleges that defendants initially wrongfully denied insurance coverage in the Markey Litigation, and later wrongfully conditionally agreed to provide insurance coverage.  We are seeking declaratory relief as follows: (i) an order that pursuant to existing policies issued by Defendants insuring Lapolla that Defendants must defend Plaintiff in the Markey Litigation; (ii) an order declaring that Plaintiff may select its own legal counsel; (iii) damages in an amount to be determined based upon Defendants’ breach of good faith, plus interest; (iv) an award of reasonable attorney fees plus costs and expenses incurred by Lapolla; and (v) pre- and post-judgment statutory interest.  The Eastern District of New York granted a motion to dismiss on September 18, 2013 finding that a total pollution exclusion clause barred defense coverage.  On November 18, 2013, Lapolla appealed to the Second Circuit Court of Appeals where the parties have completed primary briefing. The outcome of this litigation cannot be determined at this time. See also (a) above.

(c)     Robert and Cynthia Gibson, et al., Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Defendants

          A complaint entitled Robert and Cynthia Gibson, individually and on behalf of others similarly situated, Plaintiffs v. Lapolla Industries, Inc., a Delaware corporation, and Air Tight Insulation of Mid-Florida, LLC, Defendants, was filed in the United States District Court for the Middle District of Florida on April 22, 2003 and served on or about April 23, 2013 (“Gibson Litigation”). The Plaintiffs brought this lawsuit individually and on behalf of a nationwide class against the Defendants as well as two Florida subclasses. The complaint alleged, among other things, negligence in connection with the design, manufacture, distribution, and installation of Lapolla’s SPF, resulting in exposure to harmful gases, breach of express and implied warranties, and violation of various state statutes. Plaintiffs sought, among other things: (i) actual, compensatory, statutory, and punitive damages; (ii) injunctive relief; and (iii) attorney fees. On February 3, 2014, the court dismissed the federal court case without prejudice per the Gibson’s notice of voluntary dismissal. See also (e) below.

(d)    Great American E & S Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

          Great American E & S Insurance Company (“Plaintiff”) filed a Petition for Declaratory Judgment against Lapolla Industries, Inc. in the Judicial District Court of Harris County, Texas on July 13, 2013 and served on or about July 21, 2013. The Petition seeks a declaratory Judgment that Plaintiff has no duty to defend or indemnify Lapolla under a general liability policy issued to Lapolla with respect to, among other things, contamination claims asserted in the Gibson Litigation. The Gibson Litigation alleges, among other things, that Lapolla’s proprietary SPF is a defective and toxic substance creating irritants which cause damages to the persons in the homes in which the SPF is applied. In addition to describing the terms of the insurance policy, Plaintiff alleges that the insurance of Lapolla under the policy excludes and does not apply to, among other things, damages from pollution, pre-existing damages known to Lapolla for products manufactured, distributed, or sold by Lapolla, or any damage to Lapolla’s product, or repair of Lapolla’s product, and seeks reasonable attorney fees.  On January 9, 2014, the trial court denied Plaintiff’s Motion for Final Summary Judgment, which sought a final declaration that Plaintiff had no duty to defend in the Gibson Litigation.  On February 25, 2014, Plaintiff filed a motion seeking permission to make an interlocutory appeal to the court of appeals of the trial court’s order denying Plaintiff’s Motion for Final Summary Judgment. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Great American does have a duty to defend and indemnify Lapolla in the Gibson Litigation. The outcome of this litigation cannot be determined at this time. See also (c) above and (e) below.

(e) Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants

On March 5, 2014, the Gibson’s re-filed their claims, which were previously pending in the federal district court in the Middle District of Florida, against Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC (See Item (c) above) and two new defendants, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc.  The complaint was filed in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida and alleges, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs seek, among other things: (i) actual, compensatory, statutory, and punitive damages; (ii) injunctive relief; (iii) medical monitoring, and (iv) attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(f)   Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta

Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements (“Guzzo”) filed a third-party complaint against Lapolla Industries, Inc. in the Superior Court, Judicial District of Stamford/Norwalk, in Connecticut on January 3, 2013 (“Guzzo Litigation”). Guzzo is alleging Lapolla’s SPF product is a defective product under Connecticut law and seeking indemnification and attorney’s fees.  On August 28, 2013, Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel (collectively “Plaintiffs”) filed an amended complaint against Lapolla also asserting the SPF is a defective product.  Plaintiffs seek monetary damages, punitive damages, and attorney’s fees, among other relief.  This matter was previously being handled by insurance coverage counsel with Evanston Insurance Company. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time. See also (g) below.

(g)   Evanston Insurance Company v. Lapolla Industries, Inc.

Evanston Insurance Company (“Evanston”) filed its first amended complaint for declaratory judgment against Lapolla Industries, Inc..  Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014.  The court entered a scheduling order on February 27, 2014 for briefing on summary judgment motions, which is to be completed by May 23, 2014.  Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The outcome of this litigation cannot be determined at this time. See also (f) above.

(h) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the quarterly price range of our common stock during the periods listed.

	2013		2012
Calendar Quarter	High	Low	High	Low
First	$0.34	$0.18	$0.49	$0.29
Second	$0.32	$0.16	$0.42	$0.20
Third	$0.48	$0.21	$0.30	$0.14
Fourth	$0.75	$0.35	$0.22	$0.11

Our common stock is traded on the NASDAQ O-T-C Bulletin Board under the symbol “LPAD”. As of March 20, 2014, there were approximately 2,340 holders of record, of which 392 are registered holders and 1,948 are beneficial holders, of our common stock. We did not declare any dividends on our common stock during the past two years and do not anticipate declaring such dividends in 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2013:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	5,040,000	$0.60	4,960,000
Equity Compensation Plans Not
Approved by Security Holders (2)	4,004,417	$0.60	—
Total	9,044,417	$0.60	4,960,000

(1) Includes shares of our common stock issuable under our Equity Incentive Plan. For a description of this plan, refer to Note 19 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

(2) Represents 160,000 restricted shares of common stock granted and reserved by the Company pursuant to a Director Compensation Plan (Refer to Note 19 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013 for a description of this plan); 237,238 restricted shares of common stock granted and reserved by the Company pursuant to an Advisory and Consultant Agreement with a Director (Refer to Note 19 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013 for a description of this plan), and 3,607,179 restricted shares of common stock granted and reserved by the Company pursuant to a Guaranty Agreement executed in connection with a financing for the benefit of the Company by the Chairman of the Board (Refer to Note 19 – Share-Based Payment Arrangements, Guaranty Plans, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013 for a description of this plan).

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NYSE Arca Industrial Manufacturing Index for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes that all dividends have been reinvested. We did not declare any dividends during the past five years.

Recent Sales of Unregistered Securities.

During the quarterly period ended December 31, 2013, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933:

(a) An aggregate of 488,276 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, including shares issued for anti-dilution issuances, which transactions were valued and recorded in the aggregate at $279,376;

(b) An aggregate of 553,274 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded at $173,745; and

(c) An aggregate of 160,000 shares of restricted common stock, par value $.01 per share, to non-employee directors pursuant to a director incentive plan for continuing Board of director services, which transactions were valued and recorded at $104,000.

Item 6. Selected Financial Data.

The following table presents selected historical consolidated financial and operating data derived from the audited historical consolidated financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measure EBITDA and Adjusted EBITDA, which we use in our business as an important supplemental measure of our performance. We define and explain this measure under “Non-GAAP Financial Measures” and reconcile it to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Summary of Operations
Sales	$71,176,971	$70,383,827	$86,219,712	$70,496,629	$50,026,470
Operating Income (Loss)	(616,170)	(3,317,304)	(3,181,910)	3,098,810	(880,578)
Other (Income) Expense	1,354,875	1,113,368	324,380	997,745	1,943,350
Net Income (Loss)	(1,971,045)	(4,430,672)	(3,506,290)	2,101,064	(2,823,927)
Plus: Dividends on Preferred Stock	—	—	(668,945)	(1,328,131)	(817,025)
Net Income (Loss) Available to Common Stockholders	$(1,971,045)	$(4,430,672)	$(4,175,235)	$772,933	$(3,640,952)
Net Income (Loss) Per Share – Basic and Diluted:
Net Income (Loss) Per Share – Basic	$(0.02)	$(0.04)	$(0.05)	$0.01	$(0.06)
Net Income (Loss) Per Share – Diluted	(0.02)	(0.04)	(0.05)	0.01	(0.06)
EBITDA (Unaudited) (1)	$829,902	$(2,075,814)	$(1,752,248)	$4,648,711	$492,701
Adjusted EBITDA (Unaudited) (1)	$2,149,632	$(861,709)	$(459,034)	$4,749,542	$1,031,537

Year-End Financial Position
Long-Term Obligations (2)	12,640,357	9,501,254	9,159,642	8,585,824	143,814
Total Assets	$22,054,160	$20,984,252	$28,117,250	$26,507,990	$22,785,327

(1) For a discussion of the non-GAAP financial measures EBITDA and Adjusted EBITDA, please read “Non-GAAP Financial Measures” below.

(2) Represents Total Other Liabilities on Balance Sheets as and for the periods then ended.

Non-GAAP Financial Measures

We present non-GAAP financial measures EBITDA and Adjusted EBITDA in this Annual Report. For a discussion of how we use EBITDA and Adjusted EBITDA, see below and refer also to Item 1 – Business, Non-GAAP Financial Measures. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We recognize that the usefulness of EBITDA and Adjusted EBITDA as an evaluative tool may have certain limitations, including:

•	EBITDA and Adjusted EBITDA do not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and impacts our ability to generate profits and cash flows. Therefore, any measure that excludes interest expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not include depreciation and amortization of other intangible assets expense. Because we use capital assets, depreciation and amortization of other intangible assets expense is a necessary element of our costs and ability to generate profits. Therefore, any measure that excludes depreciation and amortization of other intangible assets expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not include provision for income taxes. Because the payment of income taxes is a necessary element of our costs, any measure that excludes income tax expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and
•	EBITDA and Adjusted EBITDA do not allow us to analyze the effect of certain recurring and non-recurring items that may materially affect our net income or loss.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income or loss, the most directly comparable GAAP financial measure, on a historical basis, as applicable, for each of the years indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net Income (Loss):	$(1,971,045)	$(4,430,672)	$(3,506,290)	$2,101,064	$(2,823,927)
Additions / (Deductions):
Interest Expense	1,093,184	831,074	565,796	813,660	1,186,390
Interest Expense – Related Party	749,291	390,922	—	200	247,259
Interest Expense – Amortization of Discount	10,697	—	—	702,233	912,085
Tax Expense (Benefit)	69,522	92,060	182,269	163,408	126,984
Depreciation	453,827	539,487	556,409	481,894	478,785
Amortization of Other Intangible Assets	424,426	501,315	449,568	386,252	365,125
EBITDA	$829,902	$(2,075,814)	$(1,752,248)	$4,648,711	$492,701
Additions / (Deductions):
Share Based Compensation (1)	1,319,730	1,214,105	1,293,214	100,831	538,836
Adjusted EBITDA	$2,149,632	$(861,709)	$(459,034)	$4,749,542	$1,031,537

(1) Represents non-cash share based compensation for the periods then ended. See Generally Note 19 – Share-Based Payment Arrangements of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis

of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2013

Overview

This financial review presents our operating results for each of the three years in the period ended December 31, 2013, and our financial condition at December 31, 2013. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our financial statements and the related notes to our financial statements. We also include information below regarding our use of EBITDA and Adjusted EBITDA, which are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or loss or cash provided by or used in operating activities. Refer to Part I, Item 1 – Business, Non-GAAP Financial Measures and Item 6 – Selected Financial Data for a complete discussion of our use of EBITDA and Adjusted EBITDA and a reconciliation to net income or loss for the periods presented. Refer to Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 20 – Business Segment Information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segment structure. See also Note 1 in the notes to the financial statements listed under Item 15 of Part IV of this report for “Critical Accounting Policies”.

Overall Results of Operations

Sales

The following is a summary of sales for the years ending December 31:

	2013	2012	2011
Sales	$71,176,971	$70,383,827	$86,219,712

Sales increased $793,144, or 1.1%, from 2012 to 2013, compared to a decrease of $15,835,885, or 18.4%, from 2011 to 2012. From 2012 to 2013, sales increased $2,209,166, or 3.8%, for our foams, and decreased $1,416,022, or 12.3%, for our coatings, due to higher demand for our foams attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient SPF and lower demand for our coatings attributed to general market conditions, compared to a decrease of $12,721,151, or 17.8%, for our foams, and $3,114,734, or 21.3%, for our coatings, due to lower demand attributed to higher selling prices from 2011 to 2012. High and volatile energy prices continue to heighten the public’s interest for green building materials and sustainable energy solutions. Our AirTight SprayFoam division, which is a turn-key, equipment, startup, and training operation, provided additional market penetration for our foams, resulting in approximately $10.3 Million, $9.8Million, and $12.0 Million, in sales in 2013, 2012, and 2011, respectively. Pricing changes added approximately $1,037,468, $1,804,245 and $1,225,204 in sales, while sales volumes decreased approximately $244,324 and $14,031,631 and increased approximately $14,497,879, for 2013, 2012, and 2011, respectively.

Cost of Sales

Cost of sales decreased $1,260,811, or 2.2%, from 2012 to 2013, compared to a decrease of $13,628,546, or 19.2%, from 2011 to 2012. From 2012 to 2013, cost of sales increased $1,022,671, or 2.1%, for our foams, and decreased $2,283,482, or 24.5%, for our coatings, due primarily to an increase of $2,209,166, or 3.8%, in our foam sales, and a decrease of $1,416,022, or 12.3%, in our coatings sales. From 2011 to 2012, cost of sales decreased $10,707,610, or 18.2%, for our foams, and $2,920,936, or 23.9%, for our coatings, due primarily to decreases of $12,721,151, or 17.8%, and $3,114,734, or 21.3%, in our foam and coatings sales, respectively. We had a 13.5% decrease in freight costs and 1.6% increase in material costs from 2012 to 2013, compared to a 24.4% decrease in freight costs and 7.9% increase in material costs from 2011 to 2012. Freight costs decreased from 2011 through 2013 due to improved forecasting and planning methods and material costs increased due to higher prices charged by feedstock suppliers from 2011 through 2013.

Gross Profit

Gross profit increased $2,053,955, or 15.8%, from 2012 to 2013, primarily due to an increase of $2,209,166, or 3.8%, in foam sales from higher demand and a 13.5% decrease in freight costs, offset by a decrease of $1,416,022, or 12.3%, in coatings sales from lower demand and 1.6% increase in material costs, compared to a decrease of $2,207,339, or 14.5%, from 2011 to 2012, due to increases in raw material costs and sales volumes. Gross margin percentage increased 2.7% from 2012 to 2013 and increased 0.8% from 2011 to 2012 due to primarily decreased freight costs, and manufacturing efficiencies, offset by increased raw material costs.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $647,179, or 4.0%, from 2012 to 2013, due to decreases of $1,119,477 for SG&A, $50,295 for depreciation, $76,889 for amortization of other intangible assets, and $37,997 for consulting fees, offset by an increase of $637,479 professional fees, compared to a decrease of $2,071,945, or 11.3%, from 2011 to 2012, due to decreases of $1,944,776 for SG&A, $165,141 for professional fees, and $72,052 for depreciation, offset by increases of $51,747 for amortization of other intangible assets and $58,277 for consulting fees.

SG&A decreased $1,119,477, or 7.7%, from 2012 to 2013, due to decreases of $62,674 for advertising, $301,136 for bad debts, $17,676 for insurances, $7,541 for investor relations, $272,932 for marketing and promotions, $666,380 for payroll and related employee benefits, and $60,522 for rents, offset by an increase of $13,385 for corporate office expenses, $122,676 for distribution, $15,907 for sales commissions, $105,625 for share based compensation, and $11,791 for travel and travel related services. The decrease of $62,674 in advertising was due to less utilization of print media, $272,932 in marketing and promotions was due to more streamlined programs with less give-a-ways, $301,136 in bad debts was due to increased use of credit insurance for bankruptcies and insolvencies, tightened credit policies, and more proactive collection procedures for accounts in default, and $666,380 in payroll and related employee benefits was primarily due to a freeze on general hiring and attrition. The increase of $122,676 in distribution was due to broadened use of public warehousing to penetrate target markets for quicker access to our products from customers, and $105,625 in share based compensation was due to the issuance of anti-dilution shares throughout the year due pursuant to an advisory and consulting agreement and an employee bonus. SG&A decreased $1,944,776, or 11.7%, from 2011 to 2012, due to decreases of $102,401 for advertising, $219,638 for bad debts, $429,378 for corporate office, $5,381 for distribution, $7,286 for investor relations, $77,623 for marketing and promotions, $613,710 for payroll and related employee benefits, $97,472 for rents, $205,023 for sales commissions, $79,110 for share based compensation, and $138,505 for travel and travel related services, offset by an increase of $30,752 for insurances. The decrease of $102,401 in advertising, $77,623 in marketing, and promotions, and $138,505 in travel and travel related services, was primarily due to more efficient management of those aspects of our business. The $219,638 decrease for bad debts related to increased use of credit insurance for bankruptcies and insolvencies, tightened credit procedures, and more aggressive collection procedures for defaulted accounts. The $429,378 decrease in corporate office expenses relates primarily to decreases of $49,023 in bank fees, $105,704 in corporate taxes, $67,168 in employee bonuses, $32,268 in utilities, $95,511 in miscellaneous expenses, $77,124 in temporary labor, offset by increases of $17,114 in collection fees, $46,074 in dues and subscriptions, and $28,852 in repairs and maintenance. The $613,710 decrease in payroll and related employee benefits was due to right sizing our workforce. The decrease of $97,472 in rents was due to the closing of the Georgia and Canada facilities based on the expansion of our Houston, Texas facility to handle the activities previously carried out in those facilities, including spray rig equipment and technical training operations. The $205,023 decrease in sales commissions was due to the 18.4% decrease in sales. The $79,110 decrease in share based compensation was due to a reduction in expensing of stock options and restricted stock awards to non-employee directors and consultants. The $30,752 increase in insurance relates to an increase in our insurance premiums.

Professional fees increased $637,479, or 145.3%, from 2012 to 2013, due primarily to litigation concerning some of our products and related insurance coverage, and enforcement of restrictive provisions in former employee agreements, compared to, a decrease of $165,141, or 27.3%, from 2011 to 2012, due to reductions in legal fees.

Depreciation expense decreased $50,295, or 22.4%, from 2012 to 2013, compared to, a decrease of $72,052, or 24.3%, from 2011 to 2012, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $76,889, or 15.3%, from 2012 to 2013, due to full amortization of customer list and non-compete from a prior acquisition, compared to, an increase of $51,747, or 11.5%, from 2011 to 2012, due to a rise in product approvals and certifications.

Consulting fees decreased $37,997, or 7.4%, from 2012 to 2013, due to an overall reduction in outside consulting services, compared to, an increase of $58,277, or 12.8%, from 2011 to 2012, due to an advisory and consulting agreement entered into the first quarter of 2011.

Other Income (Expense)

Total other income (expense) is comprised of interest expense, interest expense – related party, interest expense – amortization of discount, (gain) or loss on derivative liability, (gain) or loss on extinguishment of debt, (gain) loss on sale of assets, and other, net. The total other income (expense) increased $241,507, or 21.7%, from 2012 to 2013, due to increases of $262,110 for interest expense, $358,369 for interest expense – related party, $10,697 for interest expense – amortization of discount, decreases of $23,206 in gain on derivative liability and $596 in gain on other income, net, and a loss of $22,131 on foreign currency, offset by an increase of $398,886 for gain on extinguishment of debt and $36,716 for gain on sales of assets, compared to, an increase of $788,988, or 243.2%, from 2011 to 2012, due to increases of $265,278 for interest expense, $390,922 for interest expense – related party, and decreases of $48,860 for gain on derivative liability, $34,900 for gain on sale of assets, $49,029 for gain on other, net.

Interest expense increased $262,110, or 31.5%, from 2012 to 2013, due to refinancing the Prior Enhanced Note and obtaining additional financing with the New Enhanced Note at the end of the second quarter of 2013, compared to, an increase of $265,278, or 46.9%, from 2011 to 2012, due to entering into a financing with Enhanced Capital at higher interest rates as a supplement to our existing bank financing.

Interest expense – related party increased $358,369, or 91.7%, from 2012 to 2013, of which $23,557 was for an increase in accrued interest in the note payable – related party between the Company and the Chairman of the Board for a full year of interest and $334,812 was for share based compensation classified as interest expense relating to restricted shares of common stock being issued to the Chairman of the Board in connection with his personal guarantees required from Enhanced Capital for refinancing the remaining balance on the Prior Enhanced Note and obtaining additional financing for working capital for the New Enhanced Note for the benefit of the Company, compared to, interest expense – related party totaling $390,922, from 2011 to 2012, of which $47,038 was accrued interest relating to the note payable – related party between the Company and Chairman of the Board which started at the beginning of the second quarter of 2013 and $343,884 was for share based compensation classified as interest expense relating to restricted shares of common stock issued to the Chairman of the Board in connection with his guaranty required from Enhanced Capital for financing supplemental to our existing bank financing for the benefit of the Company.

Interest expense – amortization of discount was $10,697, for 2013, due to the discount of $542,886 to be amortized over the term of the New Enhanced Note. There was no interest expense – amortization of discount in 2011 or 2012.

Gain on derivative liability decreased $23,206, or 26.1%, from 2012 to 2013, due to expiration of the underlying warrants at the end of the second quarter of 2013 giving rise to the derivative liability, compared to, a decrease of $48,860, or 35.5%, from 2011 to 2012, due primarily to the volatility in the Company's common stock in relation to the outstanding detachable warrants granted in connection with the Company's former replaced mezzanine styled debt instruments.

Gain on extinguishment of debt was $398,886, for 2013, due to the effective rate on the remaining balance of the Prior Enhanced Note refinanced during the fourth quarter of 2013 being higher than the New Enhanced Note. There was no gain on extinguishment of debt in 2011 or 2012.

Gain on sales of assets was $14,680, from 2012 to 2013, due to disposals of vehicles for more than book value, compared to, a loss on sales of assets, from 2011 to 2012, due to disposals of vehicles and equipment relating to closure of Canada facility at less than book value.

Other income, net decreased $22,727, from 2012 to 2013, due primarily to unfavorable Canadian foreign currency exchange fluctuations, compared to, $49,029, or 54.0%, from 2011 to 2012, due primarily to decreases in collection of finance charges related to extensions of credit on aged accounts receivable.

Net Income (Loss)

Net loss decreased $2,459,627 or 55.5%, from 2012 to 2013, due primarily to an increase of $2,053,955, or 15.8%, in gross profit, and a decrease of $1,119,477 or 7.7%, in SG&A, $50,295, or 22.4%, in depreciation, $76,889, or 15.3%, in amortization of other intangible assets, and $37,997, or 7.4%, in consulting fees, offset by an increase of $241,507, or 21.7%, in total other expense, and $637,479, or 145.3%, in professional fees, compared to, a net loss increase of $924,382, or 26.4%, from 2011 to 2012, due primarily to an increase of $788,988, or 243.2%, in total other expense, $51,747, or 11.5%, in amortization of other intangible assets, and $58,277, or 12.8%, in consulting fees, offset by a decrease of $2,207,339, or 14.5%, in gross profit, $1,944,776, or 11.7%, in SG&A, $165,141, or 27.3%, in professional fees, and $72,052, or 24.3%, in depreciation expense. Net loss per share decreased $0.02, or 50%, from 2012 to 2013, compared to, a decrease of $0.01, or 17.4%, from 2011 to 2012.

Results of Business Segments

The following is a summary of sales by segment for the years ending December 31:

Segments	2013	2012	2011
Foams	$61,080,736	$58,871,570	$71,592,721
Coatings	$10,096,235	$11,512,257	$14,626,991

Foam Segment

Foam sales increased $2,209,166, or 3.8%, from 2012 to 2013, due to higher demand and selling prices, compared to, a decrease of $12,721,151, or 17.8%, from 2011 to 2012, due to decreased demand from higher selling prices. Foam equipment sales decreased $734,432, or 25.9%, from 2012 to 2013, due to competitive rig building factors, compared to, a decrease of $1,295,003, or 31.4%, from 2011 to 2012, due to lower demand. Foam cost of sales increased $1,022,671, or 2.1%, due to the increase in sales of $2,209,166, or 3.8% and 1.5% in raw material costs, from 2012 to 2013, compared to, a decrease of $10,707,610, or 18.2%, due to the decrease in sales of $12,721,151, or 17.8%, from 2011 to 2012. Foam gross profit increased $1,186,495, or 11.0%, from 2012 to 2013, due to increased sales of higher margin products and reduced expenses for freight and cost of sales from increased direct sales versus distribution sales, compared to, a decrease of $2,013,541, or 15.7%, from 2011 to 2012, due to lower sales volumes, offset by decreased freight costs. Foam gross margin percentage increased 1.3%, from 2012 to 2013, due primarily to increases in sales of higher margin products and purchasing power, compared to, a gross margin percentage increased 0.4%, from 2011 to 2012, due primarily to increases in selling prices. Foam segment profit increased $1,658,730 or 261.3%, from 2012 to 2013, due primarily to increases of $2,209,166, or 3.8%, in sales, and $1,186,495 or 11.0%, in gross profit, and a decrease of $472,235, or 4.7%, in segment operating costs, offset by an increase of $1,022,671, or 2.1%, in cost of sales due to higher sales volumes, compared to, a decrease of $1,070,778, or 62.8%, from 2011 to 2012, due primarily to decreases of $12,721,151, or 17.8%, in sales from lower demand, $10,707,610, or 18.2%, in cost of sales, $2,013,541, or 15.7%, in gross profit, offset by a decrease of $942,763, or 8.5%, in segment operating costs.

Coatings Segment

Coatings sales decreased $1,416,022, or 12.3%, from 2012 to 2013, due to decreased demand, compared to, a decrease of $3,114,734, or 21.3%, from 2011 to 2012, due to lower sales volumes from decreased demand. Coatings equipment sales decreased $48,111, or 100%, from 2012 to 2013, due to competition, compared to, a slight increase of $22,665, or 89.1%, from 2011 to 2012. Coatings cost of sales decreased $2,283,482, or 24.5%, from 2012 to 2013, due to the decrease in sales of $1,416,022, or 12.3%, and 1.9% increase in raw material costs, offset by decreases in freight costs, compared to, a decrease of $2,920,936, or 23.9%, from 2011 to 2012, due to the decrease in sales of $3,114,734, or 21.3%, offset by decreases in freight and raw materials costs. Coatings gross profit increased $867,460, or 39.6%, from 2012 to 2013, due to higher selling prices and a decrease in freight, offset by an increase in raw material costs, compared to, a decrease of $193,798, or 8.1%, from 2011 to 2012, due to higher selling prices and decreases in freight and raw material costs. Coatings gross margin percentage increased 11.3%, from 2012 to 2013, compared to, an increase of 2.7%, from 2011 to 2012, due primarily to higher selling prices. Coatings segment profit increased $1,260,832, or 642.8%, from 2012 to 2013, due primarily to higher selling prices, and a decrease of $393,372 or 19.7%, in segment operating costs, offset by lower raw material costs, compared to, an increase of $60,440, or 44.5%, from 2011 to 2012, due primarily to higher selling prices, lower raw material costs, and a decrease of $254,238, or 11.3%, in segment operating costs

Total Segments

Total segments sales increased $793,144, or 1.1%, from 2012 to 2013, due to an increase of $2,209,166, or 3.8%, in foam sales, offset by a decrease of $1,416,022, or 12.3%, in coatings sales, compared to, a decrease of $15,835,885, or 18.4%, from 2011 to 2012, due to decreases of $12,721,151, or 17.8%, in foams sales and $3,114,734, or 21.3%, in coatings sales. Total equipment sales decreased $782,543, or 27.2%, from 2012 to 2013, due to a decrease of $734,432, or 25.9%, in foam, and $48,111, or 100%, in coatings, compared to, a decrease of $1,272,338, or 30.7%, from 2011 to 2012, due to a decrease of $1,295,003, or 31.4%, in foams, and $22,665, or 89.1%, in coatings. Total cost of sales decreased $1,260,811, or 2.2%, from 2012 to 2013, due to a decrease of $2,283,482, or 24.5%, in coatings, offset by an increase of $1,022,671, or 2.1%, in foams, compared to, a decrease of $13,628,545, or 19.2%, from 2011 to 2012, due to a decrease of $10,707,610, or 18.2%, in foams, and $2,920,936, or 23.9%, in coatings. Total gross profits increased $2,053,955, or 15.8%, from 2012 to 2013, due to increases of $1,186,495, or 11.0%, in foam, and $867,460, or 39.6% in coatings, compared to, a decrease of $2,207,339, or 14.5%, from 2011 to 2012, due to decreases of $2,013,541, or 15.7%, in foam, and $193,798, or 8.1%, in coatings. Total gross margin percentage increased 2.7%, from 2012 to 2013, due to increases of 1.3% in foam, and 11.3% in coatings, compared to, an increases of 0.8%, from 2011 to 2012, due to increases of 0.4% in foam, and 2.7% in coatings. Total segments operating expenses decreased $865,607, or 7.1%, from 2012 to 2013, due to decreases of $472,235, or 4.7%, in foam, and $393,372 or 19.7%, in coatings, compared to, a decrease of $1,197,001, or 9.0%, from 2011 to 2012, due to decreases of $942,763, or 8.5%, in foam, and $254,238, or 11.3%, in coatings. Total segments profits increased $2,919,562, or 351.3%, from 2012 to 2013, due to increases of $1,658,730, or 261.3%, in foam, and $1,260,832, or 642.8%, in coatings, compared to, a decrease of $1,010,338, or 54.9%, from 2011 to 2012, due to a decrease of $1,070,778, or 62.8%, in foam, and an increase of $60,440, or 44.5%, in coatings.

Outlook for 2014

The Company’s outlook remains aggressive and positive, as we expect sales to continue to grow globally to record levels in 2014 and beyond. Our optimism is based on growing global consumer awareness about energy efficient foams and coatings and reductions in energy costs. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our management, product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company dynamic can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 Million asset based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at December 31, 2013, 2012, and 2011, was $1,761,427, $224,720, and $1,246,443, respectively. On December 10, 2013, we borrowed $7.2 Million from two Enhanced Capital entities to refinance the remaining $3,346,762 balance outstanding on the Prior Enhanced Note and increase our working capital with the difference for the New Enhanced Note. Stockholders' Equity increased $63,564, or 5.3%, from 2012 to 2013, due to the increase of common stock par value $47,761 and additional paid in capital of $1,989,053 from issuances of restricted common stock to non-employee directors for share-based compensation and interest expense – related party, offset by the decrease of $2,460,453 from our comprehensive loss for the year, compared to, a decrease of $2,875,714, or 70.7%, from 2011 to 2012, due to the comprehensive loss of $4,433,703, offset by additions to common stock par value of $31,658 and additional paid in capital, net, of $1,526,330, from issuances of restricted common stock to non-employee directors for share-based compensation and interest expense – related party.

Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from accredited sophisticated investors from time to time to not only gage market conditions but also to ensure additional capital is readily available to fund aggressive growth developments. If we raise additional capital from the sale of capital stock (except for permitted issuances) or debt (other than permitted indebtedness), we are required under the New Enhanced Note to prepay, including any prepayment penalty, the amount raised up to the amount outstanding under the New Enhanced Note as of the date of the closing of the transaction out of the net proceeds of the capital raised.

Net cash used in operating activities was $2,132,440 in 2013 and $420,709 in 2012, while net cash provided by operating activities was $272,800 in 2011. The cash used in operations for 2013 as compared to 2012 was attributable to the net loss of $1,971,045 for the year, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, primarily increases of $637,479 in professional fees from litigation, $358,369 in interest expense – related party from an outstanding note payable – related party, and share based compensation expense classified as interest expense due to restricted shares of common stock being issued in connection with guaranty agreements relating to the Enhanced Notes, and $105,625 in share based compensation expense from the issuance of anti-dilution shares throughout the year pursuant to an advisory and consulting agreement and an employee bonus, and a gain of $398,886 for extinguishment of debt due to the effective rate on the Prior Enhanced Note being higher than the New Enhanced Note, and decreases of $301,034 in provision for losses on accounts receivable due to tighter setup and ongoing credit controls and reliance on credit insurance for insolvencies and bankruptcies, $76,889 in amortization of other intangible assets due to full amortization of acquisition related customer lists and non-competes, and $85,660 in depreciation due to reductions in vehicles and equipment. The foregoing was augmented by increases of $668,360 in trade receivables, $589,587 in inventories, $569,089 in prepaid expenses and other current assets, $126,944 in other intangible assets, $467,842 in deposits and other non-current assets, and $111,881 in accrued expenses and other current liabilities, and decreases of $943,709 in accounts payable, due to operating activities during the 2013 year.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Credit Note	$—	$4,539,163	$—	$—	$4,539,163
Note Payable – Related Party	—	—	1,300,000	—	1,300,000
Notes Payable – Enhanced Capital	—	8,069,320	—	—	8,069,320
Long Term Debt Obligations	—	—	—	—	—
Estimated Interest Payments on Long Term Debt and Loan Obligations	897,514	1,557,694	385,793	—	2,841,001
Purchase Order Obligations	178,616	—	—	—	178,616
Operating Lease Obligations	398,894	591,938	—	—	990,832
Total	$1,475,024	$14,758,115	$1,685,793	$—	$17,918,932

The information provided in the table above relates to bank credit instruments, vehicle notes, purchase obligations, and operating lease.

The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At December 31, 2013, we were in compliance with all of our Loan Agreement debt covenants.

The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum Adjusted EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. At December 31, 2013, we were in compliance with all of our New Enhanced Note debt covenants. See also Item 9B – Other Information, Item (c) for more information.

Net cash used in investing activities was $69,825 in 2013, $85,848 in 2012, and $442,005 in 2011. We invested $118,611 in property, plant and equipment in 2013, of which $64,633 was for vehicles, $3,090 was for office equipment, $30,050 was for computers and software upgrades, $16,022 was for machinery and equipment for our plant, and $4,816 was for leasehold improvements. We disposed of certain assets for net proceeds of $48,786, all of which were vehicles. We invested $102,824 in property, plant and equipment in 2012, of which $39,351 was for leasehold improvements, $518 was for office equipment, $35,085 was for computers and software upgrades, $17,082 was for machinery and equipment for our plant, and $10,788 was for plant construction in progress. We disposed of certain assets for $16,976, of which $10,149 was for machinery and equipment relating to a spray rig and $6,827 was for a vehicle.

Net cash provided by financing activities was $2,204,470 in 2013, $509,588 in 2012, and $260,415 in 2011. We borrowed a cumulative aggregate of $81,608,230 under our Bank Revolver Loan, and an aggregate of $7,200,000 under our New Enhanced Note (of which $3,214,003 was refinanced from the Prior Enhanced Note), and made principal repayments for a cumulative aggregate of $82,101,515 under our Bank Revolver Loan, an aggregate of $4,337,334 under our Prior Enhanced Note (of which an aggregate of $1,123,331 was monthly principal payments and $3,214,003 was refinanced), and $20,911 on our long term debt primarily related to financed vehicles, in 2012. We borrowed a cumulative aggregate of $79,634,905 under our Bank Revolver Loan, an aggregate of $1,300,000 from our Chairman of the Board under a Note Payable – Related Party, and an aggregate of $4,400,000 under our Prior Enhanced Note, and made principal repayments for a cumulative aggregate of $83,735,611 under our Bank Revolver Loan, an aggregate of $106,666 under our Prior Enhanced Note, an aggregate of $937,501 to pay off our Bank Term Loan, and $45,539 on our long term debt primarily related to financed vehicles, in 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we sell our products globally, our operations are conducted from the United States, and, as such, we are not subject to material foreign currency exchange risks at this time; provided, however, this may change as our global presence increases. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and limited international markets is currently not material to our operations. We primarily utilize letters of credit and credit insurance to mitigate any risk of collection in our business outside of the United States.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act, pursuant to the SEC’s rules and regulations. We maintain a system of internal control over financial reporting based on criteria established by Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These internal controls are designed to provide reasonable assurance that reported financial information is presented fairly, disclosures are adequate and the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on COSO. Based on this evaluation, we concluded our internal control over financial reporting was, as of December 31, 2013, the end of the annual period covered by this report, effective. There were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)    On February 7, 2014, the Company entered into an Option Agreement with its COO, Mr. Schnitzer (“Schnitzer Option”). Pursuant to the Schnitzer Option, Mr. Schnitzer was granted the right to acquire 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five (5) years. The Schnitzer Option vests annually over a consecutive three year period in the following respective increments: 33,334 Options on February 6, 2015 and 33,333 Options on each of the next two successive anniversaries thereof, subject to continued satisfactory employment with the Company prior to and upon exercise. Once vested, the Options are immediately exercisable.  The transaction was valued at approximately $61,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(b) On February 7, 2014, the Company entered into a Stock Bonus Agreement with Mr. Schnitzer (“Schnitzer Stock Bonus”). Pursuant to the Schnitzer Stock Bonus, Mr. Schnitzer was granted 100,000 shares of the Company’s common stock, $0.01 par value per share (“Bonus Shares”). No monetary payment (other than applicable tax withholding) is required as a condition of receiving the Bonus Shares, as the consideration is continued satisfactory employment with the Company during the vesting period. The Bonus Shares vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. Once vested, such Bonus Shares are freely transferable. The transaction was valued at $65,000 (calculated by multiplying the 100,000 shares by the $.65 closing price of the common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates.

(c) On April 8, 2014, with an effective date of February 28, 2014, the Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, entered into an amendment to that certain Note Purchase Agreement dated December 10, 2013 (“New Enhanced Note”), which amended and restated the Minimum [Adjusted] EBITDA schedule for the three (3) months ending on the last day of each month starting February 28, 2014 for the remaining term of the New Enhanced Note.  The Company was initially out of compliance with its three month February 28, 2014 [Adjusted] EBITDA requirement.  This amendment enabled the Company to regain compliance at February 28, 2014.

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

Vice Chairman of the Board since February 22, 2011

Mr. Nadel is currently Chairman of the Board of Englewood Hospital and Medical Center Foundation. In addition to being an independent consultant since 2004, Mr. Nadel is an employee of R.F. Lafferty & Co. since April 2012. As a CPA and senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services where he oversaw strategic planning; from 1986 to 2001, he was a partner in the investment firm of Weiss, Peck & Greer/Robeco, wherein he was chairman of the operations committee and managing director of the firm’s Clearing Services Division; and from 1980 to 1986, he was a manager at KPMG Peat Marwick, New York, where he provided audit services. Mr. Nadel is a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland.

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	85	Director since February 21, 2000

Lt. Gen. Gregg enlisted in the United States Army in January 1946, and was commissioned through Officer’s Candidate School in May 1950. He served for more than 35 years and retired in August 1981 in the grade of Lieutenant General. His most significant assignments included Commander, Army and Air Force Exchange System, Europe; Deputy Chief of Staff for Logistics, United States Army, Europe; Director for Logistics in the Organization of the Joint Chiefs of Staff; and the Army’s Deputy Chief of Staff for Logistics. Following retirement in 1981, Lt. Gen. Gregg held several corporate assignments at the vice president, president, and chief executive officer levels. He retired from active management in 1998, but continues to serve on several corporate boards. He chairs three of these boards. A graduate of Saint Benedict College, Atchison, Kansas, with a Bachelor of Science in Business Administration [summa cum laude], the Army War College and the Command and General Staff College. Lt. Gen. Gregg also attended the Executive Program in National Security at the Harvard University’s John F. Kennedy School of Government.

Augustus J. Larson	59	Director since January 16, 2007

Mr. Larson is a principal of Larson Capital, LLC, a commercial real estate finance and investment company in Far Hills, New Jersey. He founded Larson Capital, LLC in 2004. From 2001 to 2003, Mr. Larson was managing director of PW Funding and directed its commercial and multi-family real estate loan production in the metro New Jersey and New York markets. He is currently a Director of Team Capital Bank, a commercial bank headquartered in Bethlehem, PA. In addition he serves on the Risk and Credit Committees of Team Capital Bank. Mr. Larson is a former councilman in the Borough of Far Hills, New Jersey. He has a Bachelor of Arts degree from Colgate University. He is also a Certified Mortgage Banker and an active member in numerous professional and charitable organizations.

Howard L. Brown	68	Director since May 22, 2007

Mr. Brown has over 42 years of experience in sales, distribution, financial forecasting and planning, mergers and acquisitions and quality assurance. He was chairman and chief executive officer of Allied Office Products, headquartered in Clifton, New Jersey, the country's largest independent dealer of office products and services, which was sold to Office Depot in 2006. Allied, prior to the sale, had grown annual sales to more than $375 Million from over 30 acquisitions beginning in 1998. In May of 2010 Mr. Brown started HiTouch Business Services and in November of 2010 acquired MyOfficeProducts, Inc. which combined are currently doing in excess of $200 Million in revenue. Mr. Brown is a graduate of Syracuse University and a philanthropist.

Douglas J. Kramer	50	Director, CEO and President

Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named Chief Executive Officer and President in July 2006. He was appointed to the Board on January 16, 2007. Mr. Kramer has 26 years Industry Experience. Prior to joining Lapolla, he was vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas.

Michael T. Adams	47	Director, CGO, EVP and Secretary

Mr. Adams is one of the founders of the Company starting on January 1, 1997. He was appointed to the Board on December 20, 2004. Mr. Adams was appointed Chief Governance Officer in July 2006, and has been Executive Vice President and Secretary since January 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer, treasurer and interim chief financial officer, and held various officer positions in the Company’s former subsidiaries. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida.

Charles A. Zajaczkowski	54	CFO and Treasurer

Mr. Zajaczkowski joined Lapolla on May 10, 2010 as Chief Financial Officer and Treasurer. Before joining Lapolla, he worked for PMC Global Incorporated, a company operating a diverse array businesses on a worldwide basis, for over 15 years in a variety of capacities, including president of Komo Machine, Inc. from 2003 through 2009, president of Future Coatings, Inc. from 2001 to 2003, controller of PMC, Inc. from 2000 to 2001, and chief financial officer of IPI International, Inc. from 1995 to 2000. He earned his Bachelor of Science degree in Business Administration from Delaware State College in Dover, Delaware and Associate of Applied Sciences in Mechanical Engineering from Delaware Technical and Community College in Newark, Delaware.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us or the written representations from certain of the reporting persons that no other reports were required, we do not believe that during the fiscal year ended December 31, 2013, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct ("Code of Conduct"), which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Conduct applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Conduct is available in the Corporate Governance section of our website at http://www.lapolla.com/investor-relations/. The information on our website is not incorporated by reference in this annual report. We may post amendments to or waivers of the provisions of the Code of Conduct, if any, made with respect to any directors and employees on that website. Our stockholders may request a copy of our Code of Conduct by writing to Lapolla Industries, Inc., Attn: Corporate Secretary, Intercontinental Business Park, 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032.

Nominating Function

The Corporate Governance Committee handles the nominating function for Board of Directors, including but not limited to, evaluating candidates for membership on the Board and making recommendations to the Board regarding candidates and composition of the Board. There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the last disclosure of such procedures in the Company Proxy Statement filed with the SEC on April 30, 2007. Our Director Selection Process criterion is available on our website at http://www.lapolla.com/investor-relations/.

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

The major compensation elements for our named executive officers are base salary, annual bonuses, equity awards, insurance benefits, and company provided vehicle or vehicle allowances. Each of these elements is an integral part of and supports our overall compensation objectives. Base salaries (other than increases), insurance benefits and perquisites form stable parts of our named executive officers’ compensation packages that are not necessarily dependent on our performance during a particular year. We set these compensation elements at competitive levels so that we are able to attract, motivate and retain highly qualified executive officers. Consistent with our performance-based philosophy, we reserve the largest potential compensation for performance- and incentive-based awards. These awards include annual bonuses and long-term awards that are primarily based on our financial performance and consisting of compensation in the form of cash, stock bonuses, and stock options to provide incentives that are tied to both our short-term and long-term performance. Our performance-based annual bonuses reward short-term and long-term performance, while our stock options reward long-term performance and align the interests of management with our stockholders. We additionally provide for retention of certain named executive officers through bonuses in the case of a change in control.

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

Components of Compensation

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. In order to attract and retain highly qualified executives, we provide base salaries based on individual negotiations and general competitive hiring practices. Salaries are usually set by agreement with the named executive officers but also periodically reviewed in the case of executive promotions or other significant changes in responsibilities. None of the named executive officers received a salary increase from 2012 to 2013. The named executive officers received an average salary reduction of 3.9% from 2011 to 2012, of which Mr. Kramer was reduced by 12.5% and Mr. Adams and Mr. Zajaczkowski were each reduced by 10%, and Mr. Schnitzer was increased 25% during 2012. No formulaic base salary increases are provided to the named executive officers.

Annual Bonus

The primary purpose of our annual bonus, payable in cash or stock bonuses, is to motivate our named executive officers to meet or exceed our company-wide short-term performance objectives. The named executive officers are each eligible for an annual bonus based on targeted budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (Adjusted EBITDA), as established by the Board of Directors upon recommendation of the Compensation Committee, which is designed to reward the named executive officers for their contributions to individual and corporate objectives. Each named executive officer is entitled to an annual bonus of 25% of base salary if the Company achieves its budgeted Adjusted EBITDA for the Company’s fiscal year. The annual bonus shall be increased to 30% if the Company achieves 110% of its budgeted Adjusted EBITDA, 35% if the Company achieves 120% of its budgeted Adjusted EBITDA, and if the Company achieves greater than 120% of its budgeted Adjusted EBITDA, an annual bonus greater than 35% may be paid, upon review and approval by the Compensation Committee, in its discretion. Management did not achieve the budgeted Adjusted EBITDA and no annual bonuses based on Adjusted EBITDA targets were earned or paid by the Company for 2012 or 2013. Mr. Adams’ agreement includes a non-discretionary bonus of $5,000 which was paid in 2012 and 2013.

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

For 2013, we did not grant any stock options to our named executive officers or key employees, however, 500,000 previously granted and vested stock options for Mr. Kramer were allowed to expire based on unfavorable 409A tax implications. For 2012, we did not grant any stock options to our named executive officers or key employees although we did extend an aggregate of 2,350,000 previously vested and expiring stock options, of which 2,000,000 stock options were for Mr. Kramer and 350,000 stock options were for key employees. No additional share based compensation expense was recorded on the books and records of the Company based on the extensions (modifications) primarily due to the fact that on the date of the modifications, the closing common stock price was less than the exercise price of the stock options for purchase of the underlying common stock.

Perquisites and Other Benefits

We also provide other benefits to our named executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2012 and 2013, these benefits included payment of health, dental, life, and disability insurance, and Company provided automobiles or auto allowances.

Transaction and Change in Control Bonuses

We have provided a transaction bonus for Mr. Kramer and Mr. Adams, and a change in control bonus for Mr. Zajaczkowski and Mr. Schnitzer, in their employment agreements, which are activated upon consummation of a change in control. See Severance and Change in Control Arrangements below for more information.

Severance and Change of Control Arrangements

We ordinarily enter into employment agreements with our named executive officers and occasionally key employees providing for specific terms of employment. Accordingly, employment of any employee without an employment agreement may be terminated at any time. We provide certain benefits to our named executive officers upon certain qualifying terminations and with terminations under certain circumstances following a change of control, which benefits are designed to retain our named executive officers, provide continuity of management in the event of an actual or threatened change of control, and to ensure that our named executive officers’ compensation and benefits expectations would be met in such event. A description of the material terms of our change of control agreements is on page 18 of this report under “Potential Payments Upon Termination or Change-in-Control.”

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

Executive Compensation

The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us for the year ended December 31, 2013.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($) (1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Douglas J. Kramer	2013	350,000	—	—	—	41,003	391,003
CEO and President	2012	375,962	—	—	—	35,782	411,744
	2011	400,000	—	—	—	28,428	428,428

Michael T. Adams	2013	180,000	5,000	—	—	27,595	212,595
CGO, EVP and Secretary	2012	190,385	5,000	—	—	22,425	217,810
	2011	200,000	—	—	—	24,903	224,903

Charles A. Zajaczkowski	2013	166,500	—	—	—	20,183	186,683
CFO and Treasurer	2012	175,625	—	—	—	20,605	196,230
	2011	160,000	—	—	—	15,030	175,030

Harvey L. Schnitzer	2013	250,000	—	—	—	21,686	271,686
COO (2)	2012	166,923	—	—	—	14,341	181,264
	2011	—	—	—	—	—	—
(1) For 2013, amounts disclosed are perquisites valued at an aggregate of $110,467, of which $12,960 was for personal use of a Company provided automobile to Mr. Kramer; $9,000, $7,800, and $9,000 were for car allowances for Mr. Adams, Mr. Zajaczkowski, and Mr. Schnitzer; $28,043, $18,595, $12,383, and $12,686, were for medical, dental, vision, life, and disability insurances for Mr. Kramer, Mr. Adams, Mr. Zajaczkowski, and Mr. Schnitzer, respectively.
(2) Mr. Schnitzer joined the Company as COO on April 5, 2012.

Grants of Plan-Based Awards

We did not grant any new plan-based award to our named executive officers during 2013.

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2013.

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

We did not have any outstanding stock awards held by our named executive officers at December 31, 2013. Nor did any of our named executive officers exercise any stock options during 2013.

Potential Payments Upon Termination or Change-in-Control

We entered into long term employment and certain stock option agreements with our currently employed named executive officers that provide certain benefits in the event of termination due to dismissal for other than cause, disability and death, or change in control.

Termination

Mr. Kramer’s prior agreement expired on December 31, 2013 and a new agreement was entered into, effective January 1, 2014 (we are including certain information herein although his agreement commenced January 1, 2014 for transparency). Under Mr. Kramer’s new agreement, entitlements upon termination vary depending upon: (1) termination by us without cause or by Mr. Kramer with good reason, (A) severance equal to the lesser of (i) 24 months base salary; or (ii) base salary for remainder of term; (B) product of (i) value of any equity or equity based awards granted which he can show he reasonably would have received had he remained employed by us through the end of the calendar year of termination date, or 4 months after termination date, using a predetermined formula, but only to extent not previously vested, exercised and/or paid; (C) any other amounts or benefits which he is entitled to receive through termination date under any other program maintained by us for his benefit; and (D) continued participation in any plan for medical, hospitalization and dental coverage for him for 12 months from termination date; (2) termination by us for cause or by him without good reason, in which case, Mr. Kramer shall have no right to any bonuses, salaries, benefits or other compensation other than those accrued through termination date; and (3) termination on account of death or disability, Mr. Kramer will receive the same benefits as if his agreement was terminated without cause.

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

Under Mr. Zajaczkowski's agreement, as amended and extended to December 31, 2015, entitlements upon termination vary depending upon: (a) dismissal for other than cause, (i) an amount equal to 4 months annual base salary paid in equal monthly installments, (ii) medical and dental benefits to him only for 4 months following the date of termination, (iii) the amount of the annual bonus and change in control bonus which he can show that he reasonably would have received had he remained in his executive capacity with the Company for 4 months after termination and (iv) to the extent not paid, any other amounts or benefits which he is entitled to receive through the date of termination under any plan, including accrued vacation to the extent unpaid; or (b) disability or death, (i) an amount equal to 4 months annual base salary.

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

Change-in-Control

If the Company or any successor terminates any of the current named executive officers’ employment agreements at any time during their respective employment periods following a Change-in-Control: each of them will be entitled to: (i) any base salary which would otherwise be payable over the remaining term of each of their agreements in one lump sum; and (ii) any annual bonus or other benefits under any Company plan or program, which have not been earned, vested or exercisable in accordance with their terms will become fully earned, vested and exercisable at the time of such termination. Additionally, we have also provided a transaction bonus up to 8½ % for Mr. Kramer and equal to 1½ % for Mr. Adams; and a change-in-control bonus equal to: 100% of the annual base salary for Mr. Zajaczkowski and Mr. Schnitzer (For Mr. Schnitzer, notwithstanding the foregoing, if a change-in-control occurs within 6 months after the termination of his employment, other than for cause by Company or voluntarily by him, he is entitled to the change-in-control bonus in this provision). A “Change in Control” is defined as an Ownership Change Event or series of related Ownership Change Events (collectively, a "Transaction") in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the Company or, in the case of an Ownership Change Event, the entity to which the assets of the Company were transferred. An "Ownership Change Event" will be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. The sole exception to Change in Control and Ownership Change Event is any Change in Control that may result from the death or incapacity of Richard J. Kurtz wherein his interest is transferred to his heirs only. In such event, no Change in Control or Ownership Change Event will be deemed to have occurred.

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

The following table presents our reasonable estimate of the benefits payable to our named executive officers (1) under their employment agreements assuming that dismissal for other than cause, disability or death, or change-in-control occurred on December 31, 2013; and (2) under our Equity Plan assuming that a change-in-control occurred on December 31, 2013. Excluded from this table are any values relating to the transaction bonuses under the applicable employment agreements (as described above for Mr. Kramer and Mr. Adams) as such values are incalculable based on the highly speculative nature of this particular benefit. Although we believe we have made reasonable estimates regarding the amounts payable, there can be no assurance that in the event of a dismissal for other than cause, disability or death, or change-in-control, our named executive officers will receive the amounts reflected below.

				Value of	Continuation			Total
				Option	of Employee	Bonus		Value
Name	Trigger	Salary ($)		Acceleration ($)	Benefits ($) (3)	($) (4)		($)
Douglas J. Kramer CEO and President	Dismissal Other Than for Cause or Executive for Good Reason	700,000	(1)	—	33,202	87,500		820,702
	Disability or Death	700,000	(1)	—	—	—		700,000
	Change in Control	1,050,000	(2)	—	—	87,500		1,137,500

Michael T. Adams	Dismissal Other Than for Cause	180,000	(1)	—	54,355	45,000		279,355
CGO, EVP and Secretary	Disability or Death	180,000	(1)	—	—	—		180,000
	Change in Control	180,000	(2)	—	—	45,000		225,000

Charles A. Zajaczkowski	Dismissal Other Than for Cause	55,500	(1)	—	10,640	41,635		107,775
CFO and Treasurer	Disability or Death	55,500	(1)	—	—	—		55,500
	Change in Control	333,000	(2)	—	—	208,135	(5)	541,135

Harvey L. Schnitzer	Dismissal Other Than for Cause	166,667	(1)	—	8,016	62,500		237,183
COO	Disability or Death	166,667	(1)	—	—	—		166,667
	Change in Control	250,000	(2)	—	—	312,500	(6)	562,500
(1) Represents base salary of 24 months for Mr. Kramer, 12 months for Mr. Adams, 4 months for Mr. Zajaczkowski, and 8 months for Mr. Schnitzer, respectively.
(2) Represents an amount equal to the annual base salary for the remainder of the respective executive's employment agreement term: (a) Mr. Kramer, $350,000 base salary, expires 12/31/17; (b) Mr. Adams, $180,000 base salary, expires 12/31/14; (c) Mr. Zajaczkowski, $166,500 base salary, expires 12/31/15; and (d) Mr. Schnitzer, $250,000 base salary, expires 12/31/14.
(3) Represents aggregate value of: (a) 12 months, or $19,740, for Mr. Kramer, 12 months, or $19,740, for Mr. Adams, 4 months, or $4,236, for Mr. Zajaczkowski, and 8 months, or $8,016, for Mr. Schnitzer, for medical and dental insurance; and (b) 2 weeks, or $13,462, for Mr. Kramer, 10 weeks, or $34,615, for Mr. Adams, and 2 weeks, or $6,404, for Mr. Zajaczkowski, for unused accrued vacation.
(4) Represents aggregate value of Adjusted EBITDA bonuses for 2013 year at 25% level of each executive's respective annual salary (Refer to Footnote (2) for salaries).
(5) Represents amount included in Footnote (4) plus change in control bonus equal to 100% of Mr. Zajaczkowski's annual base salary of $166,500).
(6) Represents amount included in Footnote (4) plus change in control bonus equal to 100% of Mr. Schnitzer’s annual base salary of $250,000).

Non-Employee Director Compensation

Standard Compensation Arrangements

All directors are required to attend any annual meeting of stockholders. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings. Effective July 1, 2010, the Board adopted Non-Employee Director Restricted Stock Plan that provides each outside director will receive: (i) cash payments of $2,500 each quarter; and (ii) a stock grant of 100,000 shares, except Mr. Nadel who will receive a stock grant of 500,000 shares. All stock grants vest over a five-year period, with one fifth vesting at the end of each year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. The following table summarizes compensation for non-employee directors for the year ended December 31, 2013, including costs incurred during 2013 for stock awards and stock options granted that vested in 2013.

DIRECTOR COMPENSATION TABLE

Fees Earned or	All Other
Name	Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Total ($)
(a)	(b) (1) (3)	(c) (2) (3)	(d) (4)	(g) (5) (6)	(h)
Richard J. Kurtz	—	—	145,037	1,093,175	1,238,212
Arthur J. Gregg	10,000	13,000	—	—	23,000
Jay C. Nadel	190,000	1,110,823	—	—	1,300,823
Augustus J. Larson	10,000	13,000	—	—	23,000
Howard L. Brown	10,000	13,000	—	—	23,000
(1) Represents cash payments paid to directors under standard compensation arrangements.
(2) Represents the amounts of compensation cost recognized by us in fiscal year 2013 related to stock awards granted to non-employee directors for director and other services (as applicable), as prescribed under GAAP. For a discussion of this program and valuation assumptions, see Note 19 – Share-Based Payment Arrangements, Director Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013. The information below shows the overall amount of compensation cost attributable to awards at December 31, 2013:
Number of Stock	Number of Stock
Number of	Award Shares	Award Shares	2013 Fiscal Year
Grant	Closing	Stock Award	Vested	Unvested	Compensation
Director	Date	Price ($)	Shares Granted	at 12/31/2013	at 12/31/2013	Cost ($)
Arthur J. Gregg	7/1/10	.65	100,000	80,000	20,000	13,000
Jay C. Nadel	7/1/10	.65	500,000	400,000	100,000	65,000
Augustus J. Larson	7/1/10	.65	100,000	80,000	20,000	13,000
Howard L. Brown	7/1/10	.65	100,000	80,000	20,000	13,000
(3) For Mr. Nadel, represents the aggregate compensation cost recognized related to his February 22, 2011 advisory agreement, where the Company agreed to pay him $200,000 per year in cash (amount reduced to $180,000 per year effective 7/1/12) and granted an aggregate of 5,000,000 shares of restricted common stock (“Nadel Shares”) vesting monthly on a pro-rata basis over a 3 year period on the last day of each calendar month during the period commencing February 22, 2011 and ending January 31, 2014, with last month’s pro-rata number of Nadel Shares vesting on February 21, 2014 (“Nadel Agreement”). The Company further agreed to certain anti-dilution provisions in the Nadel Agreement. For 2013, an aggregate of 1,938,111 Nadel Shares vested and were valued and recorded in the aggregate at $1,045,693 (which included 272,969 shares pursuant to anti-dilution aspects valued and recorded at $96,560). For a discussion of this particular transaction and valuation, see Note 19 – Share-Based Payment Arrangements, Advisor Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2013.
(4) Represents amount of compensation cost recognized in fiscal year 2013 related to the 800,000 options granted in fiscal year 2010 to Mr. Kurtz, Chairman, as prescribed under GAAP. The option award was granted on 12/28/10, at an exercise price of $.60 per share (100% of closing price) on grant date, and vests in equal increments at end of each year from the date of grant over a 3 year period. For 2013, an aggregate of 266,667 options vested and were valued and recorded at $145,037. For a discussion of the Equity Incentive Plan and particular valuation assumptions, see Note 19 – Share-Based Payment Arrangements, Equity Incentive Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2013 and “Director Independence” below.
(5) Represents amount of $70,595 in accrued interest expense – related party on $1,300,000 promissory note, bearing interest at 5% per annum, with the Chairman of the Board on April 16, 2012. Refer to Item 11 – Certain Relationships and Related Transactions below, Item (c) for more information. See also Footnote 6 below.
(6) Represents for the 2013 year the amount of share based compensation expense classified as interest expense – related party accrued on indebtedness personally guaranteed by the Chairman of the Board for the benefit of the Company, including: (a) the vested portion of 2,349,315 shares of the original 5,000,000 shares of restricted common stock granted to the Chairman of the Board for his personal guarantee of the obligations under the prior note purchase agreement with Enhanced Capital on June 29, 2012 (“Prior Enhanced Note”), which Prior Enhanced Note was refinanced in part when the Company raised additional working capital with Enhanced Capital on December 10, 2013 (the “New Enhanced Note”), valued and recorded at $634,315. The original 5,000,000 shares granted to the Chairman were vesting monthly on a pro rata basis over the two year term of the Prior Enhanced Note (“Prior Guaranty Shares”). Upon entering into the New Enhanced Note, the unvested portion of 1,376,712 Prior Guaranty Shares with a valued and unrecorded expense of $371,801 were canceled, and a new grant of 3,681,000 shares of restricted common stock were granted to the Chairman of the Board for his personal guaranty of the obligations under the New Enhanced Note (“New Guaranty Shares”); and (b) the vested portion of 73,281 of the New Guaranty Shares, valued and recorded at $44,293. For 2013, an aggregate of 2,423,137 Guaranty Shares vested and were valued and recorded in the aggregate at $678,697. For a discussion of this particular transaction and valuation, see Note 19 – Share-Based Payment Arrangements, Guaranty Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of us or any of our former subsidiaries. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2013.

COMPENSATION COMMITTEE,

Lt. Gen. Arthur J. Gregg, US Army (Ret), Chairperson

Mr. Augustus J. Larson

Mr. Howard L. Brown

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth information as of March 20, 2014, regarding the beneficial ownership of common stock by (i) each director, (ii) CEO and President, CGO and Executive Vice President, CFO and Treasurer, and COO, and (iii) all of our directors, named executive officers and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to vesting or options that are currently exercisable or exercisable within 60 days of March 20, 2014 are considered outstanding and beneficially owned by the person granted the shares or holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT TABLE

	Shares of	Rights to	Total Shares
	Common Stock	Acquire Shares of	of Common Stock	Percent
Beneficial Owner	Owned	Common Stock (1)	Beneficially Owned	of Class (2)
Directors:
Richard J. Kurtz, Chairman	78,382,687	1,004,686	79,387,373	66.97%
Nine Duck Pond Road, Alpine, NJ 07620
Jay C. Nadel, Vice Chairman	7,526,802	450,000	7,976,802	6.73%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	80,000	225,000	305,000	0.26%
Augustus J. Larson	80,000	135,000	215,000	0.18%
Howard L. Brown	80,000	500,000	580,000	0.49%
Douglas J. Kramer (3)	—	2,000,000	2,000,000	1.69%
Michael T. Adams (4)	—	80,000	80,000	0.07%

Executive Officers:
Charles A. Zajaczkowski, CFO and Treasurer	—	—	—	—
Harvey L. Schnitzer, COO	25,000	—	25,000	0.02%

All Directors and Executive Officers as a Group	86,174,489	4,394,686	90,569,175	76.40%
(1) Represents common stock which the person has the right to acquire within 60 days after March 20, 2014. For executive officers: Mr. Kramer and Mr. Adams have 2,000,000 and 80,000 vested and exercisable stock options, respectively; and directors: (a) Mr. Kurtz has 800,000 vested and exercisable stock options and 204,686 New Guaranty Shares, and (b) Mr. Nadel, Mr. Gregg, Mr. Larson, and Mr. Brown have 450,000, 225,000, 135,000, and 500,000 vested and exercisable stock options. Refer to Item 11 – Executive and Director Compensation for more information.
(2) Based on 118,543,066 shares of our common stock outstanding at March 20, 2014 (Includes those shares in the “Rights to Acquire Shares of Common Stock” column in this table and the Security Ownership of Certain Beneficial Owners Table below).
(3) Mr. Kramer is also our CEO and President and Mr. Adams is also our CGO, EVP and Secretary.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS TABLE

Except as set forth in the above table, our management knows of no person or party who is the beneficial owner of more than 5% of our issued and outstanding common stock.

See also Part II, Item 5, Securities Authorized for Issuance Under equity Compensation Plans, in this report for information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a) During 2013, the Company vested an aggregate of 2,423,137 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guarantees related to financings with Enhanced Capital for the benefit of the Company, which transactions were valued and recorded in the aggregate at $678,697, and classified as interest expense – related party. See also Item 11, Director Compensation Table, Footnote 6, for more information.

(b) During 2013, the Company vested an aggregate of 1,938,111 shares, including anti-dilution issuances, of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $1,045,693. See also Item 11, Director Compensation Table, Footnote 3, for more information.

(c) During 2013, the Company accrued an aggregate of $70,595 for interest relating to the $1,300,000 Note Payable – Related Party with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum. The Note Payable – Related Party’s maturity date was extended to June 10, 2017 in connection with the New Enhanced Note financing.

(d) The Chairman of the Board and principal stockholder made two $500,000 advances, one on July 2, 2013 and the other on August 5, 2013, to the Company to assist in cash flow fluctuations and the Company repaid the Chairman back on said dates.

(e) On July 26, 2013, the Chairman of the Board and principal stockholder provided Management with a financial commitment to ensure payment of the $2,314,000 balloon payment under the Prior Enhanced Note (formerly referred to as the “June 29, 2012 Note Purchase Agreement”) and taking into account the Company’s obligations under the Revolver Loan, an additional $450,000, for a total amount of $2,764,000, which is required to be paid 90 days before the Prior Enhanced Note’s maturity date, or by March 31, 2014 (the “Total Commitment”). The Total Commitment will be superseded in the event and to the extent that: (a) the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Total Commitment as such relates to the Prior Enhanced Note is fully satisfied; or (b) in the event any outstanding balance under the Prior Enhanced Note, plus accrued interest, is satisfied in connection with a liquidity event as defined in and pursuant to the Prior Enhanced Note. The Total Commitment was superseded when the Company entered into the New Enhanced Note on December 10, 2013, which included a personal guaranty from the Chairman of the Board. See (f) below.

(f) On December 10, 2013, in connection with the New Enhanced Note entered into of even date, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, issued Guarantor 3,681,000 Million shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (the “Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding the closing date for the New Enhanced Note, for an aggregate amount of $2,208,600. As a result of the payoff of the Prior Enhanced Note, the Company canceled an aggregate of 1,376,712 unvested Prior Guaranty Shares (with an unrecorded valued of $371,801) previously issued in connection with the personal guaranty required from the Chairman due to the Prior Enhanced Note being paid off earlier than the maturity date (The Company had previously issued 5,000,000 shares to the Chairman valued at $1,350,000 in connection with such Prior Enhanced Note which was vesting monthly on a pro rata basis over its 2 year term.

(g) On December 31, 2013, the Company vested an additional 160,000 shares of the restricted common stock under the Board adopted Non-Employee Director Share Based Compensation Program (“Director Plan”), of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid an aggregate of $40,000 in cash to non-employee directors during 2013. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), and Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. All stock grants will vest over a four and half year period, with one fifth vesting at the end of each calendar year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. As of December 31, 2013, a total of 640,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $416,000, of which $104,000 was for 2013, 2012, 2011, and 2010, respectively.

(h) On January 7, 2013 and effective December 31, 2013, the Company entered into a Fourth Amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, with its CFO and Treasurer, Mr. Zajaczkowski, extending his agreement to December 31, 2015 and increasing his auto allowance to $700 per month.

(i) On January 22, 2014, the Company entered into a new three year Executive Employment Agreement with its CEO and President, Mr. Kramer, effective as of January 1, 2014 (“Kramer Agreement”), pursuant to which he is entitled to: (a) annual base salary for 2014 calendar year of $350,000, and provided the Company meets the positive earnings and cash flow budgets for 2014 established by the Board of Directors for calendar years 2015 and 2016, $400,000; (b) annual performance bonus of $120,000, $160,000, or $200,000 if Company achieves 100%, 120%, or 140%, respectively, of its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (Adjusted EBITDA) for a particular fiscal year; (c) sales bonus of 1% for all new and ½% for certain existing international accounts, subject to such sales meeting certain gross profit margin criteria and credit and payment terms; (d) a transaction bonus subject to certain minimum and maximum transaction value limitations and offsets for a Change in Control up to 8.5% of the transaction, and including upon consummation of the Change in Control, the transfer to Mr. Kramer ownership of company provided automobile then being used by him; (e) upon termination by the Company without cause or by Mr. Kramer for good reason: (i) severance for lesser of 24 months base salary, or base salary for the remainder of the term, reduced by any earned income during severance period; (ii) the product of the value, as of the last day of calendar year of termination, of any Company equity or equity based awards granted, which he can show that he reasonably would have received had he remained employed through the end of the calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator is the number of days in the calendar year of termination through termination date and the denominator is 365, but only to extent not previously vested, exercised and/or paid; (iii) for 12 months from termination, continued participation in any plans providing medical, hospitalization and dental coverage; and (iv) all bonuses and stock options previously earned, or which may be earned in the event of a consummation of a Change in Control within one year immediately following termination; (f) upon termination by the Company for cause or by Mr. Kramer without good reason”, any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided; (g) upon termination on account of Mr. Kramer’s death or disability, the Company shall treat his termination as a termination without cause; and (h) upon termination following a Change in Control, if the Company or any successor or assignee terminates his employment following a “Change in Control” (as defined below) of the Company: (i) an amount equal to the base salary which would otherwise be payable over the remaining term of this Agreement, payable in a lump sum within thirty (30) days after the date of such termination of employment;  (ii) any outstanding Awards held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and (iii) all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a Change in Control within one year immediately following the termination of his employment. The foregoing disclosure is qualified in its entirety by the full text of the Kramer Agreement. See Index of Exhibits.

(j)     On January 22, 2014, and in connection with the Kramer Agreement described in Item (i) above, the Company entered into a new Option Agreement dated January 22, 2014 (“New Kramer Option”). Pursuant to the New Kramer Option, Mr. Kramer was granted the right to acquire 500,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.72 per share, for a term of five (5) years. The New Kramer Option vests over a three-year period running from the date of grant, with one-third of the New Kramer Option vesting on each of the first (1st), second (2nd) and third (3rd) anniversaries of the date of grant, subject in each case to his continued satisfactory employment through the vesting date. The transaction was valued at approximately $340,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(k)    On February 7, 2014, the Company entered into an Option Agreement with its COO, Mr. Schnitzer (“Schnitzer Option”). Pursuant to the Schnitzer Option, Mr. Schnitzer was granted the right to acquire 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five (5) years. The Schnitzer Option vests annually over a consecutive three year period in the following respective increments: 33,334 Options on February 6, 2015 and 33,333 Options on each of the next two successive anniversaries thereof, subject to continued satisfactory employment with the Company prior to and upon exercise. Once vested, the Options are immediately exercisable.  The transaction was valued at approximately $61,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(l) On February 7, 2014, the Company entered into a Stock Bonus Agreement with Mr. Schnitzer (“Schnitzer Stock Bonus”). Pursuant to the Schnitzer Stock Bonus, Mr. Schnitzer was granted 100,000 shares of the Company’s common stock, $0.01 par value per share (“Bonus Shares”). No monetary payment (other than applicable tax withholding) is required as a condition of receiving the Bonus Shares, as the consideration is continued satisfactory employment with the Company during the vesting period. The Bonus Shares vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. Once vested, such Bonus Shares are freely transferable. The transaction was valued at $65,000 (calculated by multiplying the 100,000 shares by the $.65 closing price of the common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the year ended December 31, 2013 and 2012. The Audit Committee of the Board of Directors selects the independent registered public accounting firm. Aggregate fees billed to us by independent registered public accounting firms for the fiscal years ended December 31,

Fee Category	2013		2012
Audit Fees	$134,500	(1)	$219,014	(1)
Audit-Related Fees	—		—
Tax Fees	22,685	(2)	16,150	(2)
All Other Fees	—		—
Total	$157,185		$235,164

Notes:
(1)	Represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, and for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters.
(2)	Represents the aggregate fees billed to us by Hein for professional services rendered for the preparation of Federal income tax reports. The Audit Committee and Board of Directors determined in advance of retaining Hein that the rendering of such services does not impair the independence of Hein as an auditor of the financial statements of Lapolla.

Policy on Audit Committee Pre-Approval

As part of its required duties, the Audit Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2013 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a) 2. Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2013 and 2012:

Schedule Number
Valuation and Qualifying Accounts	28

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

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO and President
Douglas J. Kramer
CEO and President

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Charles A. Zajaczkowski, CFO and Treasurer
Charles A. Zajaczkowski
CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz, Chairman of the Board
Richard J. Kurtz
Chairman of the Board

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel, Vice Chairman
Jay C. Nadel
Vice Chairman of the Board

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Howard L. Brown, Director
Howard L. Brown
Director

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Michael T. Adams, CGO, EVP and Secretary
Michael T. Adams
Director, CGO, EVP, and Secretary

Date:	April 10, 2014	LAPOLLA INDUSTRIES, INC.

By: /s/ Charles A. Zajaczkowski, PAO
Charles A. Zajaczkowski
Principal Accounting Officer

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013 and 2012

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2013
Allowance for Doubtful Accounts (1) (2)	$996,378	$490,990	$—	$(934,781)	$552,587
Deferred Tax Assets Valuation Allowance	22,126,731	—	615,237	—	22,741,968
Year Ended December 31, 2012
Allowance for Doubtful Accounts (1)	$820,191	$902,940	$—	$(726,753)	$996,378
Deferred Tax Assets Valuation Allowance	21,649,925	—	476,806	—	22,126,731

Notes:
(1) Write-offs of uncollectible accounts are included in Deductions column.
(2) Allowances for trade receivables and reserves for note receivables are included in Additions, Charged to Costs and Expenses column.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation dated June 28, 1994 as filed with the State of Delaware on June 16, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated February 12, 1999 as filed with State of Delaware February 12, 1999 (incorporated by reference to Exhibit 3.2 to Form 10-KSB dated December 31, 1998, filed April 16, 1999).
3.3	Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2000 as filed with the State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 3(i) to Form 10-KSB dated December 31, 2000, filed March 30, 2001).
3.4	Certificate of Amendment of Restated Certificate of Incorporation dated May 28, 2002 as filed with the State of Delaware on May 28, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2002, filed August 19, 2002).
3.5	Certificate of Amendment of Restated Certificate of Incorporation dated December 30, 2004 as filed with the State of Delaware on December 30, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K dated December 31, 2004, filed March 30, 2005).
3.6	Certificate of Amendment of Restated Certificate of Incorporation dated November 8, 2005 as filed with the State of Delaware on November 8, 2005 (incorporated by reference to Exhibit 3.6 to Form 10-K dated December 31, 2005, filed March 31, 2006).
3.7	Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 2007 as filed with the State of Delaware on June 18, 2007 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2007, filed August 20, 2007).
3.8	Certificate of Amendment of Restated Certificate of Incorporation dated June 10, 2008 as filed with the State of Delaware on June 10, 2008 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated June 30, 2008, filed August 19, 2008).
3.9	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2011 as filed with the State of Delaware on May 24, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.10	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.11	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
4.1	Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed with the State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).
4.2	Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).
4.3	Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).
4.4	Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated September 27, 2006 filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
4.5	Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006 as filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
10.3	Securities Purchase Agreement dated December 31, 2001 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2001, filed January 31, 2002).
10.6	Securities Purchase Agreement dated September 29, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2006, filed January 31, 2002).
10.7	Securities Purchase Agreement dated December 31, 2006 between the Company and Richard J. Kurtz (incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2006, filed March 30, 2007).
10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.9	Amendment to Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.10	Second Amendment to Equity Incentive Plan dated May 5, 2008 (incorporated by reference to Appendix B to DEF 14C filed May 19, 2008).
10.11	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.12	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.13	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.14	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.15	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.16	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.17	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.18	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.19	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.20	Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.21	Convertible Term Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.22	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.23	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.24	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.25	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).

INDEX OF EXHIBITS

(continued)

Exhibit No.	Description
10.26	Registration Rights Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 99.2 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.27	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.28	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.29	Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.30	Amended and Restated Asset Purchase Agreement dated July 1, 2008 between the Company, Air-Tight Marketing and Distribution, Inc., and Larry P. Medford and Ted J. Medford (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2008, filed July 8, 2008).
10.31	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.32	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.33	First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.34	Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.35	First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).
10.36	Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.37	Guarantee Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.38	First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).
10.39	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.40	Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).
10.41	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.42	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.43	First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.44	Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.45	Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.46	Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.47	Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)
10.48	Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.49	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.50	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.51	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.52	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.53	Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.54	Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.55	Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.56	Second Amendment, effective July 1, 2012, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.9 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.57	First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.10 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.58	Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.59	First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2012, filed November 19, 2012).

INDEX OF EXHIBITS

(continued)

Exhibit No.	Description
10.60	Third Amendment, effective December 31, 2012, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.62 to Form 10-K dated December 31, 2012, filed March 29, 2013).
10.61	Ninth Amendment dated May 3, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated March 31, 2013, filed May 13, 2013).
10.62	Financial Commitment from Richard J. Kurtz dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 2013, filed August 12, 2013).
10.63	Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.64	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated December 10, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.65	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.66	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.67	Guaranty Agreement b/w Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.5 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.68	Tenth Amendment dated December 10, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.69	Fourth Amendment, effective December 31, 2013, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2014, filed January 13, 2014).
10.70	Executive Employment Agreement, effective January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.71	Option Agreement dated January 22, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.72	Option Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company.
10.73	Stock Bonus Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company.
10.74	First Amendment dated April 8, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013.
14.1	Code of Business Ethics and Conduct, as amended, and currently in effect (incorporated by reference to Exhibit 14.1 to Form 10-K dated December 31, 2005 filed March 31, 2006).
23.1	Consent of Hein & Associates LLP for incorporation by reference in Registration Statement (Form S-3 No. 333-143922) of April 10, 2014 report.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

2013 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

www.lapolla.com

LAPOLLA INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

Years Ended December 31, 2013 and 2012	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2013 and 2012	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(i)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lapolla Industries, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of Lapolla Industries, Inc. listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas

April 10, 2014

LAPOLLA INDUSTRIES, INC.

BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	7,694,589	7,302,149
Inventories	5,421,935	4,832,348
Prepaid Expenses and Other Current Assets	1,250,314	726,737
Total Current Assets	14,366,838	12,861,234

Property, Plant and Equipment	1,600,679	1,969,998

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,165,157	1,462,639
Deposits and Other Non-Current Assets, Net	686,658	455,553
Total Other Assets	6,086,643	6,153,020

Total Assets	$22,054,160	$20,984,252

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,694,633	$7,637,141
Accrued Expenses and Other Current Liabilities	1,456,895	1,345,014
Current Portion of Note Payable – Prior Enhanced Note	—	1,219,998
Current Portion of Derivate Liability	—	65,656
Current Portion of Long-Term Debt	4,599	21,077
Total Current Liabilities	8,156,127	10,288,886

Other Liabilities:
Non-Current Portion of Revolver Loan	4,539,163	5,032,450
Non-Current Portion of Note Payable – New Enhanced Note	6,683,561	—
Non-Current Portion of Note Payable – Prior Enhanced Note	—	3,117,336
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	117,633	47,038
Non-Current Portion of Long-Term Debt	—	4,430
Total Other Liabilities	12,640,357	9,501,254

Total Liabilities	20,796,484	19,790,140

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 114,148,378 and 109,372,266 Issued
and Outstanding for 2013 and 2012, respectively.	1,141,484	1,093,723
Additional Paid-In Capital	86,734,757	84,745,704
Accumulated (Deficit)	(86,495,654)	(84,524,609)
Accumulated Other Comprehensive (Loss)	(122,911)	(120,706)
Total Stockholders' Equity	1,257,676	1,194,112

Total Liabilities and Stockholders' Equity	$22,054,160	$20,984,252

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012

Sales	$71,176,971	$70,383,827

Cost of Sales	56,152,602	57,413,413

Gross Profit	15,024,369	12,970,414

Operating Expenses:
Selling, General and Administrative	13,489,457	14,608,934
Professional Fees	1,076,153	438,674
Depreciation	174,256	224,551
Amortization of Other Intangible Assets	424,426	501,315
Consulting Fees	476,247	514,244
Total Operating Expenses	15,640,539	16,287,718

Operating (Loss)	(616,170)	(3,317,304)

Other (Income) Expense:
Interest Expense	1,093,184	831,074
Interest Expense – Related Party	749,291	390,922
Interest Expense – Amortization of Discount	10,697	—
(Gain) on Derivative Liability	(65,656)	(88,862)
(Gain) on Extinguishment of Debt	(398,886)	—
Other, Net	(33,755)	(19,766)
Total Other (Income) Expense	1,354,875	1,113,368

Net (Loss)	$(1,971,045)	$(4,430,672)

Net (Loss) Per Share – Basic and Diluted	$(0.02)	$(0.04)
Weighted Average Shares Outstanding	111,449,320	107,312,421

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment (Loss)	(2,205)	(3,031)
Total Other Comprehensive (Loss)	$(2,205)	$(3,031)

Comprehensive (Loss)	$(1,973,250)	$(4,433,703)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred						Accumulated
	Stock		Common Stock		Additional		Other	Total
	Series	Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	D	$1.00	Shares	$0.01	Capital	(Deficit)	(Loss)	Equity
As of December 31, 2011	—	—	106,206,488	$1,062,065	$83,219,373	$(80,093,937)	$(117,675)	$4,069,826

Comprehensive (Loss), Net of Tax:
Net (Loss)	—	—	—	—	—	(4,430,672)	—	(4,430,672)
Currency Translation (Loss)	—	—	—	—	—	—	(3,031)	(3,031)
Comprehensive (Loss)	—	—	—	—	—	—	—	(4,433,703)

Issuance of Common Stock	—	—	3,165,778	31,658	(31,658)	—	—	—
Share Based Compensation Expense	—	—	—	—	1,214,105	—	—	1,214,105
Interest Expense – Related Party	—	—	—	—	343,884	—	—	343,884

As of December 31, 2012	—	—	109,372,266	$1,093,723	$84,745,704	$(84,524,609)	$(120,706)	$1,194,112

Comprehensive (Loss), Net of Tax:
Net (Loss)	—	—	—	—	—	(1,971,045)	—	(1,971,045)
Currency Translation (Loss)	—	—	—	—	—	—	(2,205)	(2,205)
Comprehensive (Loss)	—	—	—	—	—	—	—	(1,973,250)

Issuance of Common Stock	—	—	4,776,112	47,761	(47,761)	—	—	—
Financial Consultant Fees	—	—	—	—	38,387	—	—	38,387
Share Based Compensation Expense	—	—	—	—	1,319,730	—	—	1,319,730
Interest Expense – Related Party	—	—	—	—	678,697	—	—	678,697

As of December 31, 2013	—	—	114,148,378	$1,141,484	$86,734,757	$(86,495,654)	$(122,911)	$1,257,676

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(1,971,045)	$(4,430,672)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	453,827	539,487
Amortization of Other Intangible Assets	424,426	501,315
Provision for Losses on Accounts Receivable	491,727	792,761
Share Based Compensation Expense	1,319,730	1,214,105
Share Based Financial Consultant Fees	38,387	—
Interest Expense – Enhanced Notes PIK	15,750	44,975
Interest Expense – Related Party	749,291	390,922
Interest Expense – Amortization of Discount	10,697	—
Interest Expense – Write-Off of Old Debt Issuance Costs	45,512	—
Gain on Derivative Liability	(65,656)	(88,862)
Gain on Extinguishment of Debt	(398,886)	—
Gain on Disposal of Assets	(14,681)	21,972
Loss on Foreign Currency Exchange	22,131	—
Changes in Assets and Liabilities:
Trade Receivables	(668,360)	3,446,271
Inventories	(589,587)	1,389,771
Prepaid Expenses and Other Current Assets	(569,089)	703,536
Other Intangible Assets	(126,944)	(109,053)
Deposits and Other Non-Current Assets	(467,842)	(23,213)
Accounts Payable	(943,709)	(4,718,960)
Accrued Expenses and Other Current Liabilities	111,881	(95,064)
Net Cash Used in Operating Activities	(2,132,440)	(420,709)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(118,611)	(102,824)
Proceeds from Disposal of Property, Plant and Equipment	48,786	16,976
Net Cash Used in Investing Activities	$(69,825)	$(85,848)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	81,608,230	79,634,905
Principal Repayments to Revolver Loan	(82,101,515)	(83,735,611)
Proceeds from Note Payable – New Enhanced Note	7,056,000	—
Proceeds from Note Payable – Prior Enhanced Note	—	4,400,000
Principal Repayments to Note Payable – Prior Enhanced Note	(4,337,334)	(106,666)
Proceeds from Note Payable – Related Party	—	1,300,000
Principal Repayments to Term Loan	—	(937,501)
Principal Repayments on Long Term Debt	(20,911)	(45,539)
Net Cash Provided by Financing Activities	2,204,470	509,588

Net Effect of Exchange Rate Changes on Cash	(2,205)	(3,031)

Net Increase (Decrease) In Cash	—	—
Cash at Beginning of Year	—	—
Cash at End of Year	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	825,356	669,610

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Restricted Common Stock for Personal Guarantees by Related Party	$678,697	$343,884

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

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist primarily of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. The Company has trade receivables from a diversified customer base. The Company has a credit insurance policy in place covering most customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represented more than 10% of sales for each of the years ended December 31, 2013 and 2012. No customer represented more than 10% of trade receivables at December 31, 2013 or 2012.

Note Receivable

The Company presents note receivables, net of reserves for losses, to ensure note receivables are not overstated due to uncollectible amounts. Reserves, when required, are calculated based on a detailed review of the specific note, including other security when applicable, and an estimation of the credit worthiness of the debtor. Total Note Receivables were approximately $473,000 and $-0- at December 31, 2013 and 2012, respectively. The reserve for losses was approximately $237,000 and $-0- at December 31, 2013 and 2012, respectively.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company had no Level 1 assets or liabilities at December 31, 2013; (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at December 31, 2013; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities at December 31, 2013. See Note 12 to our financial statements for prior level 3 assets and liabilities at December 31, 2012. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, amounts due to related parties, and other payables and accruals approximate fair value due to short period of time to maturity.

Derivatives and Fair Value

The Company recognizes derivatives on the balance sheet at fair value with changes in the values of these derivative liabilities reflected in the statements of operations. The fair value of our derivative liabilities was estimated to be $-0- and $65,656 as of December 31, 2013 and 2012, respectively. We review the underlying assumptions on our derivative liabilities quarterly and they are subject to change based primarily on management’s assessment at that time. Accordingly, changes to these assessments could materially affect the valuation, which could positively or negatively affect our financial performance in future periods. Disclosures related to our derivative liabilities are included in Note 12 to our financial statements.

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

Cash and Cash Equivalents

The Company considers cash, checks, and credit card and ACH payments deposited with financial institutions to be cash and cash equivalents.

Inventories

Cost is determined on an actual and/or standard cost basis that approximates the first-in, first-out (FIFO) method using a perpetual inventory system. Inventories are valued at the lower of cost or market (replacement cost), which does not exceed net realizable value.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $22.7 Million and $22.1 Million at December 31, 2013 and 2012, respectively. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2012. The Company recorded a valuation allowance against the deferred tax asset of $22.7 Million and $22.1 Million at December 31, 2013 and 2012, respectively, reducing its net carrying value to zero. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2013, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2013. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $1,600,679 and depreciation expense totaled $453,827 as of and for the year ended December 31, 2013. Net property, plant and equipment totaled $1,969,998 and depreciation expense totaled $539,487 as of and for the year ended December 31, 2012.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2013 and 2012. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. In the fourth quarter of 2013 and 2012, the Company conducted the required annual test of goodwill for impairment. Management uses the income approach to estimate the fair market value of the business segments based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions.

Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2013 and 2012 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. At December 31, 2013, the aggregate amount of fair value that exceeded the carrying value of the Company's reporting units was approximately $9.9 Million, of which $9.2 Million was for Foam and $0.7 Million was for Coatings. At December 31, 2012, the aggregate amount of fair value that exceeded the carrying value of the Company's reporting units was approximately $7.7 Million, of which $7 Million was for Foam and $0.7 Million was for Coatings.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Other Intangible Assets

The Company had other intangible assets, net of $1,165,157 and 1,462,639 at December 31, 2013 and 2012, respectively, consisting of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $424,426 and $501,315 for the years ended December 31, 2013 and 2012, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 8 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight). Freight included in revenue was $1,106,250 and $1,301,496 in 2013 and 2012, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $3,493,579 and $4,038,251 in 2013 and 2012, respectively. Revenues are recorded net of sales tax.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a Black-Scholes valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share based compensation are included in Note 19 to our financial statements. Share based compensation expense was $1,319,730 and $1,214,105 in 2013 and 2012, respectively. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $317,000 and $996,000 at December 31, 2013 and 2012, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods. See also Note Receivable above.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. At December 31, 2013, there were no costs for advertising deferred on the Company’s balance sheets. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $965,000 and $1,300,000 in 2013 and 2012, respectively.

Discount on Note Payable

The Company capitalizes discounts on certain notes payable, which are included in the Company’s balance sheets. These discounts are amortized using the effective-interest method. Amortization of discount is included in “Interest Expense – Amortization of Discount” in the statements of operations.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in the Company’s balance sheets. These costs are amortized over the term of the financial instrument. Amortization of debt issuance costs is included in “Interest Expense” in the statements of operations.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive. Disclosures related to net income (loss) per common share are included in Note 17 to our financial statements.

Recently Adopted Accounting Standards

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the provisions of the guidance in the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012. The Company adopted the provisions of the guidance in the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued an accounting standards update that provides guidance on the accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this guidance, an entity should recognize the CTA in earnings based on meeting certain criteria, including when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity or upon a sale or transfer that results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This guidance will be effective for fiscal years beginning on or after December 15, 2013, which will be the Company's fiscal year 2014, with early adoption permitted. The Company currently does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 2. Liquidity.

The Company has an accumulated deficit of $86,495,654, a net loss of $1,971,045, and used $2,132,440 of cash in operating activities as of and for the year ended December 31, 2013. As a result, there are concerns about the liquidity of the Company at December 31, 2013. The Company has a working capital surplus of $6,210,711. Management implemented credit, margin and expense controls served to reduce the Company net loss by $2,459,627 compared to 2012. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, through 2014.

Note 3. Trade Receivables.

Trade receivables are comprised of the following as of December 31:

	2013	2012
Trade Receivables	$8,011,176	$8,298,527
Less: Allowance for Doubtful Accounts	(316,587)	(996,378)
Trade Receivables, Net	$7,694,589	$7,302,149

Note 4. Inventories.

The following is a summary of inventories as of December 31:

	2013	2012
Raw Materials	$1,804,959	$1,663,901
Finished Goods	3,616,976	3,168,447
Total	$5,421,935	$4,832,348

Note 5. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets as of December 31:

	2013	2012
Prepaid Insurances	$582,654	$293,814
Prepaid Marketing	152,667	149,916
Prepaid Consulting	66,208	69,396
Prepaid Other	357,839	213,611
Note Receivable, Net	90,946	—
Total Prepaid Expenses and Other Current Assets	$1,250,314	$726,737

Note 6. Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ended December 31:

	2013	2012	Estimated Useful Life
Vehicles	$649,487	$758,408	5 Years
Leasehold Improvements	288,777	283,961	13 – 15 Years
Office Furniture and Equipment	327,329	324,237	3 – 7 Years
Computers and Software	1,185,333	1,144,496	3 – 5 Years
Machinery and Equipment	2,466,007	2,449,987	3 – 20 Years
Plant Construction in Progress	—	10,788
Total Property, Plant and Equipment	$4,916,933	$4,971,877
Less: Accumulated Depreciation	(3,316,254)	(3,001,879)
Total Property, Plant and Equipment, Net	$1,600,679	$1,969,998

Depreciation expense was $453,827 and $539,487 for the years ended 2013 and 2012, of which $279,571 and $314,936 were included in cost of sales for 2013 and 2012, respectively.

Note 7. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2013 and 2012, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 41% and 41% of purchases, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 8. Goodwill and Other Intangible Assets.

The following is a summary of Goodwill as of December 31:

Goodwill

	2013	2012
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets as of December 31:

Other Intangible Assets

	2013			2012
	Gross	Accumulated	Net	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Customer Lists	$859,235	$(859,235)	$—	$859,235	$(780,235)	$79,000	5 Years
Product Formulations	138,471	(81,544)	56,927	138,471	(72,312)	66,159	15 Years
Trade Names	740,325	(269,212)	471,113	740,325	(219,857)	520,468	15 Years
Non-Competes	210,000	(210,000)	—	210,000	(189,000)	21,000	5 Years
Approvals and Certifications	1,547,754	(910,637)	637,117	1,420,808	(644,796)	776,012	5 Years
	$3,495,785	$(2,330,628)	$1,165,157	$3,368,839	$(1,906,200)	$1,462,639

Based on the other intangible assets in service as of December 31, 2013, estimated amortization expense for the years ending December 31, 2014 through December 31, 2017 and thereafter is as follows:

	2014	2015	2016	2017	Thereafter
Product Formulations	$9,231	$9,231	$9,231	$9,231	$20,003
Trade Names	49,355	49,355	49,355	49,355	273,693
Approvals and Certifications	265,841	265,841	105,435	—	—
	$324,427	$324,427	$164,021	$58,586	$293,696

The Company evaluates the amortization period of goodwill and other intangible assets on an ongoing basis, in light of any changes in business conditions, events or circumstances, which may indicate the potential impairment of goodwill and other intangible assets.

Note 9. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets as of December 31:

	2013	2012
Deferred Financing Fees	$285,246	$304,112
Prepaid Expenses	46,744	18,545
Other Receivables	55,293	60,274
Deposits	153,584	72,622
Note Receivable, Net	145,791	—
Total Deposits and Other-Non-Current Assets	$686,658	$455,553

Note 10. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of December 31:

	2013	2012
Accrued Payroll	$169,785	$138,677
Accrued Commissions	61,000	64,000
Accrued Inventory	178,616	—
Accrued Taxes and Other	606,275	917,244
Accrued Insurance	427,395	220,715
Deferred Finance Charge Income	13,824	4,378
Total Accrued Expenses and Other Current Liabilities	$1,456,895	$1,345,014

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 11. Financing Instruments

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A. (“Bank”), effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which the Bank agreed to loan $2,500,000 under a term loan ("Term Loan") and $13,000,000 under a revolver loan, which matures on March 31, 2016 ("Revolver Loan"). The Company granted the Bank a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to the Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. The Term Loan was paid off out of the proceeds received from the Prior Enhanced Note (described in Item (b) below) on June 29, 2012. At December 31, 2013 and 2012, the balance outstanding on the Revolver Loan was $4,539,163 and $5,032,450, and the weighted-average interest rate was 4.5% and 4.5%, respectively. At December 31, 2013, we were in compliance with all of our Loan Agreement debt covenants. See also Note 21 – Subsequent Events, Item (f) for more information.

(b) Note Purchase Agreements.

(i) New Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 Million in Subordinated Secured Promissory Notes maturing December 10, 2016 (“New Enhanced Note”), of which $5.7 Million was to Enhanced Credit and $1.5 Million was to Enhanced Jobs. Repayment of the $7.2 Million is required on the maturity date of December 10, 2016. Interest is payable monthly and broken down into Current Pay Interest at the rate of 7.25% per annum, and PIK Interest at the rate of 3.75% (which is added to the principal balance of the outstanding notes) to create the Aggregate Interest Rate of 11%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all asset of the Company. The Company has four material debt covenants to comply with relating to the New Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum Adjusted EBITDA which cannot, for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. Based on a Prior Enhanced Note being refinanced in connection with the New Enhanced Note (Refer to (iii) below), due to the effective interest rate on the refinanced balance of the Prior Enhanced Note being higher than the New Enhanced Note, a gain on extinguishment of debt resulted. The New Enhanced Note was recorded at fair value on December 10, 2013, resulting in a gain on extinguishment of debt of $398,886, a write off of $45,512 for old debt issuance costs, and a purchase discount of $542,886 which is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At December 31, 2013, the balance outstanding on the New Enhanced Note was $6,683,561 and the effective interest rate was 29.0%. At December 31, 2013, we were in compliance with all of our New Enhanced Note debt covenants. See also Note 21 – Subsequent Events, Item (g) for more information.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. At December 31, 2013, there were 73,821 New Guaranty Shares vested, valued and recorded at $44,293.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 11. Financing Instruments - continued

(b) Note Purchase Agreements - continued

(iii) Prior Enhanced Note. Upon receipt of the $7.2 Million under the New Enhanced Note described in (i) above, the Company paid off the outstanding balances due under the prior Note Purchase Agreement dated as of June 29, 2012 entered into with Enhanced Jobs For Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Capital Texas Fund LP (“Enhanced Capital”), in the amount of $1,673,381 for Enhanced Jobs and $1,673,381 for Enhanced Texas (“Prior Enhanced Note”), and all related agreements, including but not limited to the Prior Enhanced Note, security agreement, and Prior Guaranty Agreement each dated June 29, 2012, were terminated. Under the Prior Enhanced Note, Enhanced Jobs and Enhanced Capital agreed to loan $4.4 Million under subordinated secured variable rate notes due June 29, 2014, of which $2.2 Million was with Enhanced Jobs and $2.2 Million was with Enhanced Texas (collectively, “Prior Enhanced Note”). Repayments of the principal amount of the Prior Enhanced Note was at the rate of $53,333 per month from October 31, 2012 through June 30, 2013, $150,000 per month from July 2013 through May 31, 2014, and $2,270,000 on June 30, 2014. Interest on the Prior Enhanced Note was at a rate equal to 10.0% per annum from June 29, 2012 until December 31, 2012, 10.75% per annum from January 1, 2013 until March 31, 2013, and at a rate 0.75% higher each quarter thereafter until June 29, 2014, and an additional rate of 2.0% per annum from June 29, 2012 through June 29, 2014 on the principal balance. At December 31, 2012, the balance outstanding on the Prior Enhanced Note was $4,337,334 and the effective interest rate was 27.7%. At December 9, 2013 and prior to the payoff of the balance outstanding on the Prior Enhanced Note of $3,346,762 (as described above), the effective interest rate was 29.2%.

(iv) Prior Guaranty Agreement. As a result of the payoff of the Prior Enhanced Notes as described in (iii) above, the Company canceled an aggregate of 1,376,712 unvested shares (with an unrecorded valued of $371,801) which shares were previously issued in connection with the personal guaranty required for the Prior Enhanced Note that was paid off earlier than the maturity date of June 29, 2014. The Chairman of the Board and majority stockholder of the Company, as Guarantor, entered into a Guaranty Agreement with Enhanced Credit, as agent under the Prior Enhanced Note, to secure the Company’s performance under the Prior Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Prior Enhanced Note, granted Guarantor 5,000,000 shares of restricted common stock, par value $.01, which shares were vesting monthly on a pro rata basis over the two year term of the Prior Enhanced Note (“Prior Guaranty Shares”). The Prior Guaranty Shares were valued at $.27 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of June 29, 2012, for an aggregate amount of $1,350,000. The Prior Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate on the Prior Enhanced Note.

(c) Note Payable – Related Party. On April 16, 2012, the Company entered into a consolidated $1,300,000 promissory note, bearing interest at 5% per annum, due, including interest, which matures on June 10, 2017 and is subordinate to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At December 31, 2013 and 2012, the Company had accrued interest of $70,595 and $47,038, respectively.

(d) Warrants. The Company previously entered into a Revolving Credit and Term Loan Agreement on February 21, 2007 with ComVest Capital, which matured and was paid off in 2010, however, certain registered detachable warrants issued to ComVest remained outstanding. The registered warrants were for the purchase of an aggregate of 2,500,000 shares of common stock at varying prices, all of which expired in 2013. As of December 31, 2013, there were no outstanding warrants. See also Note 12 – Derivatives and Fair Value.

Note 12. Derivatives and Fair Value.

The Company evaluated the application of GAAP with respect to certain detachable Warrants (See Note 11 – Financing Instruments, (d) Warrants, above) to purchase common stock and accounted for them prior to their expiration on June 30, 2013, as a derivative as of January 1, 2009 due to the down round protection feature on the exercise price. The Company records the fair value of derivatives on its balance sheet at fair value with changes in the value of derivatives reflected in the statements of operations as “(Gain) Loss on Derivative Liabilities.” The Company’s derivative instruments are not designated as hedging instruments under GAAP and are disclosed on the balance sheet under “Derivative Liabilities”. At December 31, 2013 there were no outstanding derivative liabilities, however, at December 31, 2012, there were derivative liabilities and they were categorized as Level 3 fair value assets. For December 31, 2012, the primary assumptions used in establishing a fair value included projected volatility curve based on the Company's historical volatility of 219% and holder exercise targets at 150% of exercise price for the Warrants, decreasing as the Warrants approached maturity. The fair value of the derivative liabilities were $-0- and estimated to be $65,656 at December 31, 2012. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the freestanding Warrants that contain down round provisions for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the freestanding Warrants using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of January 1, and December 31, 2012, respectively. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Level 3 Inputs
	2013		2012
	Derivative Liabilities	Totals	Derivative Liabilities	Totals
Beginning Balance on January 1,	$65,656	$65,656	$154,518	$154,518
Total Gains or Losses (realized/unrealized)
included in Net Income (Loss)	(65,656)	(65,656)	(88,862)	(88,862)
Purchases, Issuances and Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance on December 31,	$—	$—	$65,656	$65,656

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 13. Long Term Debt.

The following is a summary of long term debt for the years ending December 31:

	2013	2012
Various notes payable on vehicles and equipment, due in monthly installments of $1,533 including interest, maturing through March 2014.	$4,599	$25,507
Less: Current Maturities	(4,599)	(21,077)
Total Long-Term Debt	$—	$4,430

Note 14. Related Party Transactions.

(a) During 2013, the Company vested an aggregate of 2,423,136 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guarantees related to financings with Enhanced Capital for the benefit of the Company, which transactions were valued and recorded in the aggregate at $678,697, and classified as interest expense – related party.

(b) During 2013, the Company vested an aggregate of 1,938,111 shares, including anti-dilution issuances, of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $1,045,693. See also Item 11, Director Compensation Table, Footnote 3, for more information.

(c) During 2013, the Company accrued an aggregate of $70,595 for interest relating to the $1,300,000 Note Payable – Related Party with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum. The Note Payable – Related Party’s maturity date was extended to June 10, 2017 in connection with the New Enhanced Note financing.

(d) The Chairman of the Board and principal stockholder made two $500,000 advances, one on July 2, 2013 and the other on August 5, 2013, to the Company to assist in cash flow fluctuations and the Company repaid the Chairman back on said dates.

(e) On July 26, 2013, the Chairman of the Board and principal stockholder provided Management with a financial commitment to ensure payment of the $2,314,000 balloon payment under the Prior Enhanced Note (formerly referred to as the “June 29, 2012 Note Purchase Agreement”) and taking into account the Company’s obligations under the Revolver Loan, an additional $450,000, for a total amount of $2,764,000, which is required to be paid 90 days before the Prior Enhanced Note’s maturity date, or by March 31, 2014 (the “Total Commitment”). The Total Commitment will be superseded in the event and to the extent that: (a) the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Total Commitment as such relates to the Prior Enhanced Note is fully satisfied; or (b) in the event any outstanding balance under the Prior Enhanced Note, plus accrued interest, is satisfied in connection with a liquidity event as defined in and pursuant to the Prior Enhanced Note. The Total Commitment was superseded when the Company entered into the New Enhanced Note on December 10, 2013, which included a personal guaranty from the Chairman of the Board. See (f) below.

(f) On December 10, 2013, in connection with the New Enhanced Note entered into of even date, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, issued Guarantor 3,681,000 Million shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (the “Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, which was the closing price of the Company common stock as quoted on the OTC Markets on the day preceding the closing date for the New Enhanced Note, for an aggregate amount of $2,208,600. As a result of the payoff of the Prior Enhanced Note, the Company canceled an aggregate of 1,376,712 unvested Prior Guaranty Shares (with an unrecorded valued of $371,801) previously issued in connection with the personal guaranty required from the Chairman due to the Prior Enhanced Note being paid off earlier than the maturity date (The Company had previously issued 5,000,000 shares to the Chairman valued at $1,350,000 in connection with such Prior Enhanced Note which was vesting monthly on a pro rata basis over its 2 year term.

(g) On December 31, 2013, the Company vested an additional 160,000 shares of the restricted common stock under the Board adopted Non-Employee Director Share Based Compensation Program (“Director Plan”), of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, and paid an aggregate of $40,000 in cash to non-employee directors during 2013. The Director Plan, effective July 1, 2010, provides for the grant of an aggregate of 800,000 shares of restricted common stock with each outside director receiving a stock grant of 100,000 shares (Mr. Gregg, Mr. Brown, and Mr. Larson), and Mr. Nadel who will receive a stock grant of 500,000 shares (Mr. Nadel was an outside director at the time of approval of the Director Plan), and each outside director will receive cash payments of $2,500 each quarter, payable at the end of each quarter. All stock grants will vest over a four and half year period, with one fifth vesting at the end of each calendar year beginning in 2010; provided, however, if there is a change in the control of the Company, all stock grants, which have not vested, will vest immediately upon the change in control. As of December 31, 2013, a total of 640,000 shares of restricted common stock have vested with a corresponding share based compensation expense of $416,000, of which $104,000 was for 2013, 2012, 2011, and 2010, respectively.

See also Note 21 – Subsequent Events for additional information.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 15. Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's continuing operations deferred tax asset at December 31:

Deferred Tax Assets:	2013	2012
Net Operating Loss Carry-Forward	$66,888,140	$65,078,622
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	22,741,968	22,126,731
Valuation Allowance for Deferred Tax Assets	(22,741,968)	(22,126,731)
Net Deferred Taxes	$—	$—

At December 31, 2013, the Company had available, net operating loss carry-forwards of approximately $22,800,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended. The usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future. The loss carry-forwards, if not used, will expire as follows: $6,022,543 in 2018, $2,528,950 in 2019, $4,557,566 in 2020, $7,870,612 in 2021, $10,869,699 in 2022, $9,811,811 in 2023, $4,244,336 in 2024, $3,280,473 in 2025, $2,359,786 in 2026, $3,629,828 in 2027, $2,117,913 in 2028, $2,547,714 in 2029, $2,198,439 in 2031, $3,038,952 in 2032, and $1,809,518 in 2033.

Note 16. Commitments and Contingencies.

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

Legal Proceedings

(a)    Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013 (“Markey Litigation”).  Plaintiffs now bring this lawsuit only individually, having amended out any request for a class action. The complaint alleges, among other things, that Lapolla designs, labels, distributes, and manufactures spray polyurethane foam (“SPF”) insulation, which creates a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs are seeking: (i) actual, compensatory, and punitive damages; (ii) injunctive relief; and (iii) attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time. See also (b) below.

(b)    Lapolla Industries, Inc., Plaintiff v. Aspen Specialty Insurance Company, et al, Defendants

Lapolla filed a complaint entitled Lapolla Industries, Inc., Plaintiff, v. Aspen Specialty Insurance Company; Aspen Specialty Insurance Management, Inc., Defendants, in the United States District Court for the Eastern District of New York on November 29, 2012 in a dispute related to the Markey Litigation described in (a) above. The Complaint alleges that defendants initially wrongfully denied insurance coverage in the Markey Litigation, and later wrongfully conditionally agreed to provide insurance coverage.  We are seeking declaratory relief as follows: (i) an order that pursuant to existing policies issued by Defendants insuring Lapolla that Defendants must defend Plaintiff in the Markey Litigation; (ii) an order declaring that Plaintiff may select its own legal counsel; (iii) damages in an amount to be determined based upon Defendants’ breach of good faith, plus interest; (iv) an award of reasonable attorney fees plus costs and expenses incurred by Lapolla; and (v) pre- and post-judgment statutory interest.  The Eastern District of New York granted a motion to dismiss on September 18, 2013 finding that a total pollution exclusion clause barred defense coverage.  On November 18, 2013, Lapolla appealed to the Second Circuit Court of Appeals where the parties have completed primary briefing. The outcome of this litigation cannot be determined at this time. See also (a) above.

(c)     Robert and Cynthia Gibson, et al., Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Defendants

          A complaint entitled Robert and Cynthia Gibson, individually and on behalf of others similarly situated, Plaintiffs v. Lapolla Industries, Inc., a Delaware corporation, and Air Tight Insulation of Mid-Florida, LLC, Defendants, was filed in the United States District Court for the Middle District of Florida on April 22, 2003 and served on or about April 23, 2013 (“Gibson Litigation”). The Plaintiffs brought this lawsuit individually and on behalf of a nationwide class against the Defendants as well as two Florida subclasses. The complaint alleged, among other things, negligence in connection with the design, manufacture, distribution, and installation of Lapolla’s SPF, resulting in exposure to harmful gases, breach of express and implied warranties, and violation of various state statutes. Plaintiffs sought, among other things: (i) actual, compensatory, statutory, and punitive damages; (ii) injunctive relief; and (iii) attorney fees. On February 3, 2014, the court dismissed the federal court case without prejudice per the Gibson’s notice of voluntary dismissal. See also (e) below.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 16. Commitments and Contingencies - continued.

Legal Proceedings - continued

(d)    Great American E & S Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

          Great American E & S Insurance Company (“Plaintiff”) filed a Petition for Declaratory Judgment against Lapolla Industries, Inc. in the Judicial District Court of Harris County, Texas on July 13, 2013 and served on or about July 21, 2013. The Petition seeks a declaratory Judgment that Plaintiff has no duty to defend or indemnify Lapolla under a general liability policy issued to Lapolla with respect to, among other things, contamination claims asserted in the Gibson Litigation. The Gibson Litigation alleges, among other things, that Lapolla’s proprietary SPF is a defective and toxic substance creating irritants which cause damages to the persons in the homes in which the SPF is applied. In addition to describing the terms of the insurance policy, Plaintiff alleges that the insurance of Lapolla under the policy excludes and does not apply to, among other things, damages from pollution, pre-existing damages known to Lapolla for products manufactured, distributed, or sold by Lapolla, or any damage to Lapolla’s product, or repair of Lapolla’s product, and seeks reasonable attorney fees.  On January 9, 2014, the trial court denied Plaintiff’s Motion for Final Summary Judgment, which sought a final declaration that Plaintiff had no duty to defend in the Gibson Litigation.  On February 25, 2004, Plaintiff filed a motion seeking permission to make an interlocutory appeal to the court of appeals of the trial court’s order denying Plaintiff’s Motion for Final Summary Judgment. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Great American does have a duty to defend and indemnify Lapolla in the Gibson Litigation. The outcome of this litigation cannot be determined at this time. See also (c) above and (e) below.

(e) Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants

On March 5, 2014, the Gibson’s re-filed their claims, which were previously pending in the federal district court in the Middle District of Florida, against Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC (See Item (c) above) and two new defendants, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc.  The complaint was filed in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida and alleges, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs seek: (i) actual, compensatory, statutory, and punitive damages; (ii) injunctive relief; (iii) medical monitoring, and (iv) attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(f)   Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta

Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements (“Guzzo”) filed a third-party complaint against Lapolla Industries, Inc. in the Superior Court, Judicial District of Stamford/Norwalk, in Connecticut on January 3, 2013 (“Guzzo Litigation”). Guzzo is alleging Lapolla’s SPF product is a defective product under Connecticut law and seeking indemnification and attorney’s fees.  On August 28, 2013, Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel (collectively “Plaintiffs”) filed an amended complaint against Lapolla also asserting the SPF is a defective product.  Plaintiffs seek monetary damages, punitive damages, and attorney’s fees, among other relief.  This matter was previously being handled by insurance coverage counsel with Evanston Insurance Company. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time. See also (g) below.

(g)   Evanston Insurance Company v. Lapolla Industries, Inc.

Evanston Insurance Company (“Evanston”) filed its first amended complaint for declaratory judgment against Lapolla Industries, Inc..  Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014.  The court entered a scheduling order on February 27, 2014 for briefing on summary judgment motions, which is to be completed by May 23, 2014.  Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The outcome of this litigation cannot be determined at this time. See also (f) above.

(h) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents were not considered in calculating diluted net loss per common share for the years ended December 31, 2013 and 2012 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share for the years ended:

	2013	2012
Net loss available to common shareholders (A)	$(1,971,045)	$(4,430,672)
Weighted average common shares outstanding (B)	111,449,320	107,312,421
Dilutive effect of employee equity incentive plans	4,740,000	7,473,333
Weighted average common shares outstanding, assuming dilution (C)	114,218,275	114,785,754
Basic earnings per common share (A)/(B)	$(0.02)	$(0.04)
Diluted earnings per common share (A)/(C)	$(0.02)	$(0.04)

For 2013, a total of 4,740,000 shares of common stock were excluded from the calculation of diluted earnings per common share, all of which shares were for outstanding, vested, and exercisable in-the-money stock options. For 2012, a total of 7,473,333 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 2,500,000 shares were for outstanding warrants, all of which had an exercise price greater than the market value of the common share as of the periods then ended (“out-of-the-money”), and (b) 4,973,333 shares were for outstanding and vested out-of-the-money stock options, of which 4,629,015 are exercisable and 344,318 are not exercisable. Outstanding out-of-the money warrants and stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, the Company reports a profit, and the exercisability restrictions are met.

Note 18. Securities Transactions.

(a) During 2013, the Company issued an aggregate of 1,938,111 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $1,045,693 for advisory and consulting services. See also Note 14 – Related Party Transactions, Item (b).

(b) During 2013, the Company issued an aggregate of 2,423,136 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $678,697 classified as interest expense – related party pursuant to a guaranty made in connection with a financing. See also Note 14 - Related Party Transactions, Items (a) and (f).

(c) During 2013, the Company issued an aggregate of 160,000 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $104,000 for continuing Board of Directors services under the Director Plan. See also Note 14 - Related Party Transactions, Item (g).

(d) During 2013, the Company issued an aggregate of 150,697 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $38,387 for consulting fees relating to capital raising efforts.

(e) During 2013, the Company issued 104,167 shares of restricted common stock, par value $.01 per share, to an employee, which transaction was valued and recorded at $25,000.

Note 19. Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements primarily using a straight-line option valuation model to calculate compensation expense over the requisite service period of grants. At December 31, 2013, the Company had four share based compensation plans, including the Equity Incentive Plan (“Equity Plan”), Non-Employee Director Restricted Stock Plan ("Director Plan"), Advisory and Consulting Agreement Plan (“Advisor Plan”), and Guaranty Agreement Plans (“Guaranty Plans”) in effect, and Warrants (“Warrants”). Compensation cost charged against income for all compensation and incentive plans for 2013 and 2012 was $1,998,426 and $1,557,988, respectively.

Equity Incentive Plan

The Company’s Equity Plan, which is shareholder-approved, permits the grant of stock awards to eligible participants for up to 10,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model and spread over the requisite service period.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 19. Share–Based Payment Arrangements - continued.

Equity Incentive Plan - continued

For 2013, there were no options granted or extended. For 2012, there were option extensions approved for an aggregate of 2,350,000 previously vested stock options, of which 2,000,000 options were for a Mr. Kramer and 350,000 were for key employees. For Mr. Kramer, an extension was approved for the 2,000,000 vested 6-year stock options originally granted on July 12, 2005, at an exercise price of $.67 per share, expiring December 31, 2012, for an additional 3 years, now expiring December 31, 2015. The closing price of the Company’s common stock as traded on the OTC Markets on December 31, 2012, the date of the approval of the extension, was $.18 per share. As a result, there was no incremental cost associated with the extension. For the key employees, extensions were approved for an aggregate of 350,000 vested 5-year stock options originally granted on November 5, 2007, at an exercise price of $.36 per share, expiring November 5, 2012, for an additional 3 years, now expiring November 5, 2015. The closing price of the Company’s common stock as traded on the OTC Markets on November 5, 2012, the date of the approval of the extension, was $.18 per share. As a result, there was no incremental cost associated with the extensions.

As of December 31, 2013, total compensation cost related to non-vested stock options was $-0-. As of December 31, 2012, total compensation cost related to non-vested stock options was $145,037, which is expected to be recognized over 1 year after December 31, 2012 (12 months on a weighted-average basis). Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of Options	Exercise Price
Outstanding-Beginning of Year	5,540,000	$0.61	5,948,333	$0.61
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(500,000)	0.74	(408,333)	0.55
Outstanding-End of Year	5,040,000	0.60	5,540,000	0.61
Exercisable-End of Year	4,740,000	$0.61	4,629,015	$0.62

The weighted-average grant-date fair value of options granted during 2013 and 2012 was $-0- and $-0-, respectively. The weighted-average modification-date fair value of vested options extended during 2013 and 2012 was $-0- and $0.62, respectively. There were 4,960,000 options available for grant at December 31, 2013. Refer to Equity Plan and Warrants Summary below for range of exercise prices.

Warrants

The Company did not issue any warrants during 2013 or 2012. During 2007 and 2008, the Company issued an aggregate of 2,500,000 detachable warrants in connection with its mezzanine styled credit instruments, which were modified and re-priced from time to time based on anti-dilution down round price protections, all of which expired in 2013. Warrant activity as of the year ended December 31, is summarized below:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Options	of Warrants	Exercise Price	of Warrants	Exercise Price
Outstanding-Beginning of Year	2,500,000	$0.58	2,500,000	$0.58
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(2,500,000)	—	—	—
Outstanding-End of Year	—	$—	2,500,000	$0.58
Exercisable-End of Year	—	$—	2,500,000	$0.58

See also Note 11 – Financing Instruments, (d) Warrants, for more information.

Equity Plan and Warrants Summary

The following table summarizes stock options and warrants outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/13	Life (Years)	Price	at 12/31/13	Price	at 12/31/11	Life (Years)	Price	at 12/31/11	Price
$.35 - $.59	650,000	1.69	$.36	350,000	$.36	2,150,000	2.85	$.48	1,850,000	$.50
$.60 - $.64	2,310,000	2.40	$.60	2,310,000	$.60	2,310,000	3.03	$.60	1,907,365	$.60
$.65 - $.80	2,080,000	1.30	$.67	2,080,000	$.67	3,580,000	2.01	$.67	3,371,650	$.67

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 19. Share–Based Payment Arrangements - continued.

Director Plan

The Company’s Board of Directors adopted a Director Plan, which is not shareholder-approved, that permits the grant of up to 800,000 shares of restricted common stock to non-employee directors in 2010. Effective July 1, 2010, the Board granted 800,000 shares of restricted common stock to four non-employee directors, of which 100,000 was granted to Mr. Gregg, Mr. Brown, and Mr. Larson, and 500,000 was granted to Mr. Nadel. All stock grants vest over a four-and-a-half year period, with one-fifth vesting at the end of each year beginning in 2010, for serving on the Board of Directors. The Company does not consider the shares of restricted common stock granted under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are held in reserve by the Company until such time that they are earned and vested, after which the Company issues the vested portion of the shares and delivers them to the respective directors. At December 31, 2013 and 2012, there were 160,000 and 320,000 shares of restricted common stock unvested, respectively. The compensation cost charged against income for the Director Plan in 2013 and 2012 was $104,000 and $104,000, respectively. The fair value of each award was calculated by taking the closing price of the Company's common stock on the effective date of the grant, which was $.65 per share, for an aggregate amount of $520,000. The Company is using the straight-line method over the requisite service period for attribution of compensation expense. The expected term of the awards is the last day on which the last increment of stock is scheduled to vest, or December 31, 2015. A summary of awards activity under the Director Plan at December 31, 2013, and changes during the year then ended, are as follows:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	320,000	$208,000	480,000	$312,000
Granted	—	—	—	—
Vested	(160,000)	(104,000)	(160,000)	(104,000)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	160,000	$104,000	320,000	$208,000

As of December 31, 2013, there is $102,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Plan. The cost is expected to be recognized over a weighted-average period of 1 year.

Advisor Plan

The Company and a non-employee director entered into an advisory and consultant agreement for 3 years on February 22, 2011. The Company granted 5,000,000 shares of restricted common stock, par value $.01, which vest monthly over 3 years. The grant-date fair value was calculated by taking the closing price of the Company's common stock of $.57 per share on the date of grant and multiplying it by the number of shares granted, equaling $2,850,000. The Advisor Plan includes anti-dilution aspects. For 2013, anti-dilution transactions occurred, which required the Company to grant and vest an additional 272,969 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $.35 per share and multiplying it by the number of shares granted, equaling $96,560. For 2012, anti-dilution transactions occurred, which required the Company to grant and vest an additional 62,101 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $.20 per share and multiplying it by the number of shares granted, equaling $12,160. A summary of awards activity under the Advisor Plan at December 31, 2013 and 2012, and changes during the years then ended, are as follows:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	1,902,380	$1,084,352	3,572,084	$2,036,086
Granted	272,969	96,560	62,101	12,160
Vested	(1,938,111)	(1,045,693)	(1,731,805)	(963,894)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	237,238	$135,219	1,902,380	$1,084,352

As of December 31, 2013, there is $135,219 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Advisor Plan. The cost is expected to be recognized over a weighted-average period of 0.14 years. See also Note 14 – Related Party Transactions, Item (b).

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 19. Share–Based Payment Arrangements - continued.

Guaranty Plans

The Company made two separate grants of restricted common stock in connection with personal guarantees provided by the Chairman of the Board and majority stockholder to secure working capital on favorable terms and the Company’s performance under financing instruments. Refer to Note 11 – Financing Instruments, Items (b)(i) – New Enhanced Note and (b)(iii) – Prior Enhanced Note for information on the financial instruments.

New Guaranty Plan

The Company granted 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. A summary of grant activity under the New Guaranty Plan at December 31, 2013, and changes during the year then ended, are:

	2013
	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—
Granted	3,681,000	2,208,600
Vested	(73,821)	(44,293)
Canceled, Expired or Forfeited	—	—
Nonvested - End of Year	3,607,179	$2,164,307

As of December 31, 2013, there is $2,164,307 of total unrecognized compensation cost related to nonvested interest expense – related party arrangement granted under the New Guaranty Plan. The cost is expected to be recognized over a weighted-average period of 2.96 years.

Prior Guaranty Plan

The Company previously granted 5,000,000 shares of restricted common stock, par value $.01, which shares were vesting monthly on a pro rata basis over the two year term of the Prior Enhanced Note (“Prior Guaranty Shares”). The Prior Guaranty Shares were valued at $.27 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of June 29, 2012, for an aggregate amount of $1,350,000. The Prior Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate on the Prior Enhanced Note. As a result of the payoff of the Prior Enhanced Notes, the Company canceled an aggregate of 1,376,712 unvested shares (with an unrecorded valued of $371,801) which shares were previously issued in connection with the personal guaranty required for the Prior Enhanced Note that was paid off earlier than the maturity date of June 29, 2014. A summary of grant activity under the Prior Guaranty Plan at December 31, 2013 and 2012, and changes during the years then ended, are:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	3,726,027	$1,006,116	—	$—
Granted	—	—	5,000,000	1,350,000
Vested	(2,349,315)	(634,315)	(1,273,973)	(343,884)
Canceled, Expired or Forfeited	(1,376,712)	(371,801)	—	—
Nonvested - End of Year	—	$—	3,726,027	$1,006,116

Guaranty Plans Summary

The following table summarizes grants activity under all Guaranty Plans at December 31, 2013 and 2012, and changes during the years then ended:

	2013		2012
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	3,726,027	$1,006,116	—	$—
Granted	3,681,000	2,208,600	5,000,000	1,350,000
Vested	(2,423,136)	(678,608)	(1,273,973)	(343,884)
Canceled, Expired or Forfeited	(1,376,712)	(371,801)	—	—
Nonvested - End of Year	3,607,179	$2,164,307	3,726,027	$1,006,116

See also Note 11 – Financing Instruments, (b), for more information.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 20.   Business Segments and Geographic Area Information.

Business Segments

The Company is a leading United States based manufacturer and global supplier operating two segments: Foam and Coatings. The Company’s segments are organized based on manufacturing competencies.

Foam. The Foam segment primarily supplies both roofing and building envelope insulation applications. Roofing applications consist of foam and coatings systems in new and retrofit commercial and industrial applications. Insulation is used in commercial and industrial, as well as residential, applications. We manufacture our own roofing and wall insulation foams. Additionally, this segment also supplies polyurethane as an adhesive for board stock insulation to roofing substrates for commercial and industrial applications, sundry items, and application equipment.

Coatings. The Coatings segment primarily supplies a variety of protective coatings for roofing systems for new and retrofit commercial and industrial applications, as well as residential, applications. Additionally, this segment also supplies caulking for general application in the construction industry, and sundry items. We manufacture our own roof coatings.

Spray Rigs. Spray Rigs are an integral part of our business insofar that they are required for the application of our foam and used for large scale coating jobs. We began making and selling our own spray rigs during 2008. This is a basic assembly operation and we undertake this task to provide turnkey service to our customers. We allocate sales amounts for Spray Rigs to either our foam or coatings segments, as applicable.

The Company maintains centralized manufacturing and spray rig building operations in Houston, Texas. Each of the businesses in which the Company is engaged is highly competitive. However, diversification of products within these segments and national, including limited international, markets served tends to minimize the impact on the Company’s total sales and earnings of changes in demand for a particular product. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before income taxes. A substantial amount of administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain corporate expenses and are included in Unallocated Amounts. There are no intersegment sales or transfers. The following are selected results of reportable segments:

Segments
2013	Foam	Coatings	Totals
Sales	$61,080,736	$10,096,235	$71,176,971
Depreciation	134,499	22,232	156,731
Amortization of Other Intangible Assets	327,800	54,183	381,983
Interest Expense	795,153	131,433	926,586
Segment Profit	2,293,601	1,456,975	3,750,576
Segment Assets (1)	17,917,746	3,743,801	21,661,547
Expenditures for Segment Assets	$101,786	$16,825	$118,611

2012	Foam	Coatings	Totals
Sales	$58,871,570	$11,512,257	$70,383,827
Depreciation	169,018	33,078	202,096
Amortization of Other Intangible Assets	377,306	73,878	451,184
Interest Expense	477,357	96,459	573,816
Segment Profit	634,872	196,144	831,016
Segment Assets (1)	16,999,244	3,704,824	20,704,068
Expenditures for Segment Assets	$86,688	$16,136	$102,824

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2013	2012
Total Profit for Reportable Segments	$3,750,576	$831,016
Unallocated Amounts:
Corporate Expenses	(5,721,621)	(5,261,688)
Loss Before Income Taxes	$(1,971,045)	$(4,430,672)

Assets	2013	2012
Total Assets for Reportable Segments (1)	$21,661,548	$20,704,068
Other Unallocated Amounts (2)	392,612	280,184
Total	$22,054,160	$20,984,252

Notes:

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and prepaid expenses.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 20.   Business Segments and Geographic Area Information - continued.

Geographic Area Information

The Company does not operate any manufacturing sites nor maintain a permanent establishment in any particular country outside of the United States at this time. The Company’s products are sold to independent distributors globally for select target markets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributable to geographic areas based on asset location.

Geographic Area
	United States	Europe	Middle East	Rest of World	Total
2013
Sales	$61,417,293	$1,741,485	$5,706,558	$2,311,635	$71,176,971
Long-Lived Assets	$21,661,547	$—	$—	$—	$21,661,547

2012
Sales	$66,296,251	$574,395	$469,890	$3,043,291	$70,383,827
Long-Lived Assets	$20,704,068	$—	$—	$—	$20,704,068

Note 21.   Subsequent Events.

(a) On January 7, 2014 and effective December 31, 2013, the Company entered into a Fourth Amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, with its CFO and Treasurer, Mr. Zajaczkowski, extending his agreement to December 31, 2015 and increasing his auto allowance to $700 per month.

(b) On January 22, 2014, the Company entered into a new three year Executive Employment Agreement with its CEO and President, Mr. Kramer, effective as of January 1, 2014 (“Kramer Agreement”), pursuant to which he is entitled to: (a) annual base salary for 2014 calendar year of $350,000, and provided the Company meets the positive earnings and cash flow budgets for 2014 established by the Board of Directors for calendar years 2015 and 2016, $400,000; (b) annual performance bonus of $120,000, $160,000, or $200,000 if Company achieves 100%, 120%, or 140%, respectively, of its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (Adjusted EBITDA) for a particular fiscal year; (c) sales bonus of 1% for all new and ½% for certain existing international accounts, subject to such sales meeting certain gross profit margin criteria and credit and payment terms; (d) a transaction bonus subject to certain minimum and maximum transaction value limitations and offsets for a Change in Control up to 8.5% of the transaction, and including upon consummation of the Change in Control, the transfer to Mr. Kramer ownership of company provided automobile then being used by him; (e) upon termination by the Company without cause or by Mr. Kramer for good reason: (i) severance for lesser of 24 months base salary, or base salary for the remainder of the term, reduced by any earned income during severance period; (ii) the product of the value, as of the last day of calendar year of termination, of any Company equity or equity based awards granted, which he can show that he reasonably would have received had he remained employed through the end of the calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator is the number of days in the calendar year of termination through termination date and the denominator is 365, but only to extent not previously vested, exercised and/or paid; (iii) for 12 months from termination, continued participation in any plans providing medical, hospitalization and dental coverage; and (iv) all bonuses and stock options previously earned, or which may be earned in the event of a consummation of a Change in Control within one year immediately following termination; (f) upon termination by the Company for cause or by Mr. Kramer without good reason”, any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided; (g) upon termination on account of Mr. Kramer’s death or disability, the Company shall treat his termination as a termination without cause; and (h) upon termination following a Change in Control, if the Company or any successor or assignee terminates his employment following a “Change in Control” (as defined below) of the Company: (i) an amount equal to the base salary which would otherwise be payable over the remaining term of this Agreement, payable in a lump sum within thirty (30) days after the date of such termination of employment;  (ii) any outstanding Awards held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and (iii) all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a Change in Control within one year immediately following the termination of his employment.

(c)  On January 22, 2014, and in connection with the Kramer Agreement described in Item (b) above, the Company entered into a new Option Agreement dated January 22, 2014 (“New Kramer Option”). Pursuant to the New Kramer Option, Mr. Kramer was granted the right to acquire 500,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.72 per share, for a term of five (5) years. The New Kramer Option vests over a three-year period running from the date of grant, with one-third of the New Kramer Option vesting on each of the first (1st), second (2nd) and third (3rd) anniversaries of the date of grant, subject in each case to his continued satisfactory employment through the vesting date. The transaction was valued at approximately $340,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 21.   Subsequent Events - continued.

(d) On February 7, 2014, the Company entered into an Option Agreement with its COO, Mr. Schnitzer (“Schnitzer Option”). Pursuant to the Schnitzer Option, Mr. Schnitzer was granted the right to acquire 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five (5) years. The Schnitzer Option vests annually over a consecutive three year period in the following respective increments: 33,334 Options on February 6, 2015 and 33,333 Options on each of the next two successive anniversaries thereof, subject to continued satisfactory employment with the Company prior to and upon exercise. Once vested, the Options are immediately exercisable.  The transaction was valued at approximately $61,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(e) On February 7, 2014, the Company entered into a Stock Bonus Agreement with Mr. Schnitzer (“Schnitzer Stock Bonus”). Pursuant to the Schnitzer Stock Bonus, Mr. Schnitzer was granted 100,000 shares of the Company’s common stock, $0.01 par value per share (“Bonus Shares”). No monetary payment (other than applicable tax withholding) is required as a condition of receiving the Bonus Shares, as the consideration is continued satisfactory employment with the Company during the vesting period. The Bonus Shares vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. Once vested, such Bonus Shares are freely transferable. The transaction was valued at $65,000 (calculated by multiplying the 100,000 shares by the $.65 closing price of the common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates.

(f) On April 8, 2014, with an effective date of February 28, 2014, the Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, entered into an amendment to that certain Note Purchase Agreement dated December 10, 2013 (“New Enhanced Note”), which amended and restated the Minimum [Adjusted] EBITDA schedule for the three (3) months ending on the last day of each month starting February 28, 2014 for the remaining term of the New Enhanced Note.  The Company was initially out of compliance with its three month February 28, 2014 [Adjusted] EBITDA requirement.  This amendment enabled the Company to regain compliance at February 28, 2014.

(g) The Company has evaluated subsequent events through the date of this report.

F – 24