Form 10-Q
period 2014-03-31
LAPOLLA INDUSTRIES INC
filed 2014-05-15
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

As of May 5, 2014 there were 114,840,941 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

Non-GAAP Financial Measures

We present non-GAAP financial measures EBITDA and Adjusted EBITDA, including a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto, in this Part I of our Quarterly Report under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. How we define EBITDA and Adjusted EBITDA and why we believe that presentation of non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations is described in Part I, Item 6 – Selected Financial Data of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2014 and December 31, 2013	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31, 2014 and 2013	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2014 and 2013	4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	8,191,398	7,694,589
Inventories	4,824,929	5,421,935
Prepaid Expenses and Other Current Assets	945,065	1,250,314
Total Current Assets	13,961,392	14,366,838

Property, Plant and Equipment	1,633,530	1,600,679

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,175,987	1,165,157
Deposits and Other Non-Current Assets, Net	662,650	686,658
Total Other Assets	6,073,465	6,086,643

Total Assets	$21,668,387	$22,054,160

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,512,135	$6,694,633
Accrued Expenses and Other Current Liabilities	1,232,122	1,456,895
Current Portion of Long-Term Debt	—	4,599
Total Current Liabilities	8,744,257	8,156,127

Other Liabilities:
Non-Current Portion of Revolver Loan	4,074,529	4,539,163
Non-Current Portion of Notes Payable – New Enhanced Note	6,796,528	6,683,561
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	135,427	117,633
Total Other Liabilities	12,306,484	12,640,357

Total Liabilities	21,050,741	20,796,484

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 114,733,340 and 114,148,378 Issued and Outstanding for March 31, 2014 and December 31, 2013, respectively.	1,147,333	1,141,484
Additional Paid-In Capital	87,135,392	86,734,757
Accumulated (Deficit)	(87,542,168)	(86,495,654)
Accumulated Other Comprehensive (Loss)	(122,911)	(122,911)
Total Stockholders' Equity	617,646	1,257,676

Total Liabilities and Stockholders' Equity	$21,668,387	$22,054,160

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Sales	$16,102,200	$16,995,510

Cost of Sales	13,032,873	13,361,463

Gross Profit	3,069,327	3,634,047

Operating Expenses:
Selling, General and Administrative	3,303,507	3,275,264
Professional Fees	19,951	306,868
Depreciation	43,829	44,573
Amortization of Other Intangible Assets	68,430	128,613
Consulting Fees	136,933	82,439
Total Operating Expenses	3,572,650	3,837,757

Operating (Loss)	(503,323)	(203,710)

Other (Income) Expense:
Interest Expense	280,711	263,730
Interest Expense – Related Party	198,991	183,202
Interest Expense – Amortization of Discount	45,108	—
(Gain) on Derivative Liability	—	(45,913)
Other, Net	18,381	(24,691)
Total Other (Income) Expense	543,191	376,328

Net (Loss)	$(1,046,514)	$(580,038)

Net (Loss) Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	114,399,050	109,744,463

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment (Loss)	—	(2,204)
Total Other Comprehensive (Loss)	$—	$(2,204)

Comprehensive (Loss)	$(1,046,514)	$(582,242)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss:	$(1,046,514)	$(580,038)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	108,391	117,979
Amortization of Other Intangible Assets	68,430	128,613
Provision for Losses on Accounts Receivable	110,420	47,812
Share Based Compensation Expense	225,285	309,949
Share Based Financial Consultant Fees		10,000
Interest Expense – Related Party	198,991	183,202
Interest Expense – Enhanced Notes PIK	67,859	21,415
Interest Expense – Amortization of Discount	45,108	—--
Gain on Derivative Liability	—	(45,913)
Gain on Disposal of Asset	(5,584)	—
Loss on Foreign Currency Exchange	24,871	1,800
Changes in Assets and Liabilities:
Trade Receivables	(627,571)	(1,933,507)
Inventories	597,006	53,347
Prepaid Expenses and Other Current Assets	305,249	127,684
Other Intangible Assets	(79,260)	11,444
Deposits and Other Non-Current Assets	24,008	22,813
Accounts Payable	812,973	593,629
Accrued Expenses and Other Current Liabilities	(224,773)	(170,613)
Net Cash (Used in) Provided by Operating Activities	604,889	(1,100,384)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(188,658)	(10,613)
Proceeds from Disposal of Property, Plant and Equipment	53,000	—
Net Cash (Used in) Investing Activities	$(135,658)	$(10,613)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	16,164,029	17,299,423
Principal Repayments to Revolver Loan	(16,628,662)	(16,019,562)
Principal Repayments to Notes Payable – Prior Enhanced Note	—	(159,999)
Principal Repayments on Long Term Debt	(4,598)	(6,661)
Net Cash (Used in) Provided by Financing Activities	(469,231)	1,113,201

Net Effect of Exchange Rate Changes on Cash	—	(2,204)

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$251,084	$206,640

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of Restricted Common Stock for Personal Guaranty by Related Party for Notes Payable	181,198	166,526

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2013. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period(s). Certain amounts in the prior periods have been reclassified to conform to the 2014 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14. Risk factors that could impact results are discussed in Part II – Other Information, Item 1A – Risk Factors on page 19. Refer to the Company’s 2013 Annual Report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the quarter ended March 31, 2014.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $23.1 Million and $22.7 Million at March 31, 2014 and December 31, 2013, respectively. The Company recorded a valuation allowance against the deferred tax asset of $23.1 Million and $22.7 Million at March 31, 2014 and December 31, 2013, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2014 and December 31, 2013. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at March 31, 2014. Net property, plant and equipment totaled $1,633,530 and $1,600,679 as of and for the quarter and year ended March 31, 2014 and December 31, 2013, respectively. Depreciation expense totaled $108,391 and $117,979, of which $64,562 and $73,406 was included in cost of sales, for the quarter ended March 31, 2014 and 2013, respectively.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at March 31, 2014 and December 31, 2013. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 7 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each reportable segment to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of March 31, 2014, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2014 annual evaluation.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 7 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at March 31, 2014. Net other intangible assets totaled $1,175,987 and $1,165,157 as of and for the quarter and year ended March 31, 2014 and December 31, 2013, respectively. Amortization expense totaled $68,430 and $128,613 for the quarters ended March 31, 2014 and 2013, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales was $221,749 and $288,069 for the quarters ended March 31, 2014 and 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales was $888,510 and $817,200 at March 31, 2014 and 2013, respectively.

Share Based Compensation

The Company accounts for stock based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share based compensation expense was $225,285 and $309,949 for the quarters ended March 31, 2014 and 2013, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $382,000 and $317,000 at March 31, 2014 and December 31, 2013, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

Reserves for Losses

The Company presents note receivables, net of reserves for losses, to ensure note receivables are not overstated due to uncollectible amounts. Reserves, when required, are calculated based on a detailed review of the specific note, including other security when applicable, and an estimation of the credit worthiness of the debtor. Total Note Receivables were approximately $470,000 and $473,000 at March 31, 2014 and December 31, 2013, respectively. The reserve for losses was approximately $237,000 at March 31, 2014 and December 31, 2013, respectively.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. At March 31, 2014 and 2013, deferred advertising costs were $63,399 and $18,788, respectively. Total advertising and marketing costs expensed were $342,953 and $355,227 for the quarter ended March 31, 2014 and 2013, respectively.

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

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. This guidance became effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an accounting standards update that provides guidance on the accounting for the cumulative translation adjustment (CTA) upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this guidance, an entity should recognize the CTA in earnings based on meeting certain criteria, including when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity or upon a sale or transfer that results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This guidance became effective for fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Note 2. Liquidity.

Although the Company generated $604,889 of cash from operating activities and has a working capital surplus of $5,217,135, it has an accumulated deficit of $87,542,168 and a net loss of $1,046,514 as of and for the quarter ended March 31, 2014. As a result, there are concerns about the liquidity of the Company at March 31, 2014. Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the quarters ended March 31, 2014 and 2013, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 47% and 47% of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2014	December 31, 2013
Trade Receivables	$8,573,407	$8,011,176
Less: Allowance for Doubtful Accounts	(382,009)	(316,587)
Trade Receivables, Net	$8,191,398	$7,694,589

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 5. Inventories.

The following is a summary of inventories at:

	March 31, 2014	December 31, 2013
Raw Materials	$1,183,974	$1,804,959
Finished Goods	3,640,955	3,616,976
Total Inventories	$4,824,929	$5,421,935

Note 6. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	March 31, 2014	December 31, 2013
Prepaid Insurances	$599,028	$582,654
Prepaid Marketing	153,589	152,667
Prepaid Consulting	10,888	66,208
Prepaid Other	70,956	357,839
Note Receivable, Net	110,604	90,946
Total Prepaid Expenses and Other Current Assets	$945,065	$1,250,314

Note 7. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2014	December 31, 2013
Vehicles	$605,518	$649,487
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	327,329	327,329
Computers and Software	1,191,026	1,185,333
Machinery and Equipment	2,493,869	2,466,007
Plant Construction in Progress	37,056	—
Total Property, Plant and Equipment	$4,943,575	$4,916,933
Less: Accumulated Depreciation	(3,310,045)	(3,316,254)
Total Property, Plant and Equipment, Net	$1,633,530	$1,600,679

Note 8. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	March 31, 2014	December 31, 2013
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	March 31, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(83,852)	$54,619	$138,471	$(81,544)	$56,927
Trade Names	750,186	(281,714)	468,472	740,325	(269,212)	471,113
Approvals and Certifications	1,617,153	(964,257)	652,896	1,547,754	(910,637)	637,117
	$2,505,810	$(1,329,823)	$1,175,987	$2,426,550	$(1,261,393)	$1,165,157

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets at:

	March 31, 2014	December 31, 2013
Deferred Financing Fees	$266,582	$285,246
Prepaid Expenses	40,923	46,744
Other Receivables	78,793	55,293
Deposits	153,584	153,584
Note Receivable, Net	122,768	145,791
Total Deposits and Other-Non-Current Assets	$662,650	$686,658

Note 10. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of:

	March 31, 2014	December 31, 2013
Accrued Payroll	$49,889	$169,785
Accrued Commissions	87,252	61,000
Accrued Inventory Purchases	34,217	178,616
Accrued Taxes and Other	674,015	606,275
Accrued Insurance	362,744	427,395
Deferred Finance Charge Income	24,005	13,824
Total Accrued Expenses and Other Current Liabilities	$1,232,122	$1,456,895

Note 11. Financing Instruments

(a) Loan and Security Agreement. The Company maintains a $13,000,000 revolver loan (“Revolver Loan”) pursuant to a Loan and Security Agreement with Bank of America, N.A. (“Bank”), which matures on March 31, 2016, under which the Company granted the Bank a continuing security interest in and lien upon all Company assets ("Loan Agreement”). The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. At March 31, 2014 and December 31, 2013, the balance outstanding on the Revolver Loan was $4,074,529 and $4,539,163, and the weighted-average interest rate was 4.4% and 4.5%, respectively. At March 31, 2014, we were in compliance with all of our Loan Agreement debt covenants.

(b) Note Purchase Agreements.

(i) New Enhanced Note. The Company authorized the issuance of an aggregate of $7.2 Million in Subordinated Secured Promissory Notes with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), pursuant to a Note Purchase Agreement, of which $5.7 Million was to Enhanced Credit and $1.5 Million was to Enhanced Jobs, both of which mature on December 10, 2016, under which the Company granted Enhanced a second lien on all assets of the Company after the Bank (“New Enhanced Note”). Interest is payable monthly and broken down into Current Pay Interest at the rate of 7.25% per annum, and PIK Interest at the rate of 3.75% (which is added to the principal balance of the outstanding notes) to create the Aggregate Interest Rate of 11%. In connection with the Prior Enhanced Note being refinanced in connection with the New Enhanced Note (Refer to (iii) below), a purchase discount of $542,886 was recognized and is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At March 31, 2014 and December 31, 2013, the balance outstanding on the New Enhanced Note was $6,796,528 and $6,683,561 and the effective interest rate was 23.6% and 29.0%, respectively. At March 31, 2014, interest expense – amortization of discount was $18,622. At March 31, 2014, we were in compliance with all of our New Enhanced Note debt covenants. See also Note 16 – Subsequent Events, Item (a) for more information.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. At March 31, 2014 and December 31, 2013, there were 301,996 and 73,821 New Guaranty Shares vested, valued and recorded in the aggregate at $181,198 and $44,293, respectively.

(iii) Prior Enhanced Note. Upon receipt of the $7.2 Million under the New Enhanced Note described in (i) above on December 10, 2013, the Company paid off the outstanding balances due under the prior Note Purchase Agreement dated as of June 29, 2012 entered into with Enhanced Jobs For Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Capital Texas Fund LP (“Enhanced Capital”), in the amount of $1,673,381 for Enhanced Jobs and $1,673,381 for Enhanced Texas (“Prior Enhanced Note”), and all related agreements, were terminated. At December 9, 2013 and prior to the payoff of the balance outstanding on the Prior Enhanced Note of $3,346,762 (as described above), the effective interest rate was 29.2%.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 11. Financing Instruments - continued

(b) Note Purchase Agreements - continued

(iv) Prior Guaranty Agreement. As a result of the payoff of the Prior Enhanced Notes as described in (iii) above, the Company canceled an aggregate of 1,376,712 unvested shares (with an unrecorded valued of $371,801) which shares were previously issued in connection with the personal guaranty required for the Prior Enhanced Note from the Chairman of the Board and majority stockholder to secure the Company’s performance under the Prior Enhanced Note (“Prior Guaranty Shares”). The Prior Guaranty Shares were valued at $.27 per share for an aggregate amount of $1,350,000. The Prior Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate on the Prior Enhanced Note.

(c) Note Payable – Related Party. The Company authorized the issuance of a consolidated $1,300,000 promissory note, bearing interest at 5% per annum, with the Chairman of the Board and principal stockholder, which is subordinate to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above and matures on June 10, 2017. At March 31, 2014 and 2013, interest expense – related party was $17,794 and $16,676.

Note 12. Related Party Transactions.

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

(e) On February 7, 2014, the Company entered into a Stock Bonus Agreement with Mr. Schnitzer (“Schnitzer Stock Bonus”). Pursuant to the Schnitzer Stock Bonus, Mr. Schnitzer was granted 100,000 shares of the Company’s common stock, $0.01 par value per share (“Bonus Shares”). No monetary payment (other than applicable tax withholding) is required as a condition of receiving the Bonus Shares, as the consideration is continued satisfactory employment with the Company during the vesting period. The Bonus Shares vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. Once vested, such Bonus Shares are freely transferable. The transaction was valued at $65,000 (calculated by multiplying the 100,000 shares by the $.65 closing price of the common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates. The Company vested 25,000 of the Bonus Shares on February 7, 2014, which transaction was valued and recorded at $16,250.

(f) The Company vested an aggregate of 257,966 shares, including anti-dilution issuances, of restricted common stock, par value $.01 per share, for Jay C. Nadel, a director, pursuant to his agreement for advisory and consulting services, which transactions were valued and recorded in the aggregate at $148,683.

(g) The Company vested an aggregate of 301,996 shares of restricted common stock, par value $.01 per share, for Richard J. Kurtz, Chairman of the Board and majority stockholder, granted to him in connection with his personal guaranty of the New Enhanced Note, which transactions were valued and recorded in the aggregate at $181,198, and classified as interest expense – related party. See also Note 11 – Financing Instruments, Item (b)(ii), for more information.

(h) The Company accrued an aggregate of $17,794 in interest expense relating to the Note Payable – Related Party. See also Note 11 – Financing Instruments, Item (c), for more information.

See also Note 16 – Subsequent Events, Items (b) and (c) for more information.

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

The computation of the Company’s basic and diluted earnings per share at:

	March 31, 2014	March 31, 2013
Net loss available to common shareholders (A)	$(1,046,514)	$(580,038)
Weighted average common shares outstanding (B)	114,399,050	109,744,463
Dilutive effect of equity incentive plans	2,460,000	—
Weighted average common shares outstanding, assuming dilution (C)	115,796,196	109,744,463
Basic earnings per common share (A)/(B)	$(0.01)	$(0.01)
Diluted earnings per common share (A)/(C)	$(0.01)	$(0.01)

For March 31, 2014, a total of 2,080,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money). For March 31, 2013, a total of 7,285,833 shares of common stock, of which 4,785,833 shares underlie vested and exercisable stock options and 2,500,000 shares underlie warrants, were excluded from the calculation of diluted earnings per common share as they were out-of-the-money. Out-of-the money options and warrants could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 14. Securities Transactions.

(a) During the first quarter of 2014, the Company vested an aggregate of 257,966 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $148,683.

(b) During the first quarter of 2014, the Company vested an aggregate of 301,996 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty of the New Enhanced Note, which transactions were valued and recorded in the aggregate at $181,198, and classified as interest expense – related party.

(c) During the first quarter of 2014, the Company vested 25,000 shares of common stock, par value $.01 per share, of a 100,000 shares stock bonus grant to an employee pursuant to the Company’s Equity Incentive Plan, which transaction was valued and recorded in the aggregate at $16,250.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 15. Business Segment and Geographic Area Information.

Business Segments

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

Segments
March 31, 2014	Foam	Coatings	Totals
Sales	$14,020,272	$2,081,928	$16,102,200
Cost of Sales	11,495,604	1,537,269	13,032,873
Gross Profit	2,524,668	544,659	3,069,327
Depreciation	34,346	5,100	39,446
Amortization of Other Intangible Assets	53,624	7,963	61,587
Interest Expense	228,477	33,928	262,405
Segment Profit	$518	$169,838	$170,356
Segment Assets (1)	17,843,756	3,506,688	21,350,444
Expenditures for Segment Assets	$164,266	$24,392	$188,658

March 31, 2013	Foam	Coatings	Totals
Sales	$14,901,225	$2,094,285	$16,995,510
Cost of Sales	11,892,096	1,469,367	13,361,463
Gross Profit	3,009,129	624,918	3,634,047
Depreciation	35,172	4,943	40,115
Amortization of Other Intangible Assets	101,488	14,264	115,752
Interest Expense	195,929	27,537	223,466
Segment Profit	$541,691	$278,134	$819,825
Segment Assets (1)	18,674,967	3,499,020	22,173,987
Expenditures for Segment Assets	$9,305	$1,308	$10,613

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals at:

Segments Profit
	March 31, 2014	March 31, 2013
Total Profit for Reportable Segments	$170,356	$819,825
Unallocated Amounts:
Corporate Expenses	(1,216,870)	(1,399,863)
Loss Before Income Taxes	$(1,046,514)	$(580,038)

Assets	March 31, 2014	March 31, 2013
Total Assets for Reportable Segments (1)	$21,350,444	$22,173,987
Other Unallocated Amounts (2)	317,943	242,895
Total	$21,668,387	$22,416,882

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

Geographic Area
	United States	Europe	Middle East	Rest of World	Total
March 31, 2014
Sales	$14,562,577	$409,496	$660,000	$470,127	$16,102,200
Long-Lived Assets	21,350,444	—	—	—	21,350,444

March 31, 2013
Sales	$15,168,030	$431,663	$1,018,132	$377,685	$16,995,510
Long-Lived Assets	22,173,987	—	—	—	22,173,987

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 16.   Subsequent Events.

(a) On April 8, 2014, with an effective date of February 28, 2014, the Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, entered into an amendment to that certain Note Purchase Agreement dated December 10, 2013 (“New Enhanced Note”), which amended and restated the Minimum [Adjusted] EBITDA schedule for the three (3) months ending on the last day of each month starting February 28, 2014 for the remaining term of the New Enhanced Note.  The Company was initially out of compliance with its three month February 28, 2014 [Adjusted] EBITDA requirement.  This amendment enabled the Company to regain compliance at February 28, 2014.

(b) On April 28, 2014, the Company granted an aggregate of 400,000 five-year stock options to four non-employee directors, consisting of Jay C. Nadel, Arthur J. Gregg, Augustus J. Larson, and Howard L. Brown, each for 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share. Each of the foregoing stock options vest over a period of two (2) years at the rate of 50,000 options on April 30, 2015 and 50,000 options on April 30, 2016, and are exercisable after one (1) year from each respective vesting date. All stock options automatically vest and are exercisable upon a change in control. In addition, the cash compensation to the foregoing non-employee directors was increased from $10,000 per year, payable quarterly, to $12,500 per year, effective January 1, 2014.

(c) On April 28, 2014, the Company granted an aggregate of 1,025,000 five-year stock options to eight key employees, including the named executive officers, consisting of Douglas J. Kramer, Michael T. Adams, Harvey L. Schnitzer, and Charles A. Zajaczkowski, of which 350,000 options were for Mr. Kramer, 150,000 options each were for Mr. Adams and Mr. Schnitzer, and 100,000 options were for Mr. Zajaczkowski, and 275,000 options were for other key employees, each for shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share. Each of the foregoing stock options vest over a period of three (3) years at the rate of 33 and 1/3 percent at December 31, 2014, December 31, 2015, and December 31, 2016, and are exercisable upon vesting. All stock options automatically vest upon a change in control.

(d) The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Presentation

This financial review presents our operating results for the three months ended March 31, 2014 and 2013, and our financial condition at March 31, 2014. The presentation includes our non-GAAP financial measures EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in conjunction with information presented in Part I, Item 6 – Selected Financial Data relating to non-GAAP financial measures EBITDA and Adjusted EBITDA and the financial statements and related notes for the year ended December 31, 2013 contained in the annual report on Form 10-K for the year ended December 31, 2013. Refer to Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 15 – Business Segment and Geographic Area Information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segments and geographic area data. See also Note 1 in the notes to the financial statements listed under Item 15 of Part IV of this report for “Critical Accounting Policies”.

Outlook

The Company’s outlook remains aggressive and positive, as we expect sales to continue to grow, especially internationally, to record levels in 2014 and beyond. Our optimism is based on growing global consumer awareness about energy efficient foams and coatings and concomitant reductions in energy costs immediately after application. Lapolla’s business was affected in the first quarter by seasonal factors, specifically unusually persistent cold weather ("Seasonality"). Sales of our products tend to be lowest during the first and fourth fiscal quarters, however, sales during the second and third fiscal quarters are usually comparable and marginally higher. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Performance for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Overall Results of Operations

The following table presents selected consolidated financial and operating data derived from the unaudited consolidated financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measure EBITDA and Adjusted EBITDA, which we use in our business as an important supplemental measure of our performance, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	March 31,
	2014	2013
Summary of Overall Results of Operations
Sales	$16,102,200	$16,995,510
Operating Loss	(503,323)	(203,710)
Other (Income) Expense	543,191	376,328
Net Loss	(1,046,514)	(580,038)
EBITDA (Unaudited)	$(319,118)	$137,628
Adjusted EBITDA (Unaudited)	$(93,833)	$447,577

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,046,514)	$(580,038)
Additions / (Deductions):
Interest Expense	280,711	263,730
Interest Expense – Related Party	198,991	183,202
Interest Expense – Amortization of Discount	45,108	—
Tax Expense (Benefit)	25,765	24,142
Depreciation	108,391	117,979
Amortization of Other Intangible Assets	68,430	128,613
EBITDA	$(319,118)	$137,628
Additions / (Deductions):
Share Based Compensation (1)	225,285	309,949
Adjusted EBITDA	$(93,833)	$447,577

(1) Represents non-cash share based compensation for the periods then ended.

Sales

The following is a summary of sales for the three months ended:

March 31, 2014	March 31, 2013
$16,102,200	$16,995,510

Sales decreased $893,310, or 5.3%, for the first quarter of 2014 compared to the first quarter of 2013. Foam sales decreased $880,953, or 5.9% and coatings sales decreased $12,357, or 0.6%, quarter over quarter, due to Seasonality. Our AirTight Division provided additional market penetration, resulting in approximately $1.9 Million and $3.5 Million in sales for the first quarter of 2014 and 2013, respectively. Sales pricing changes added approximately $34,514, or 0.2%, all of which related to coatings sales, while sales volumes decreased approximately $927,824, or 5.5%, of which $880,953, or 5.9% was for foam sales and $46,871, or 2.2%, for coatings sales, for the first quarter of 2014, compared to, sales pricing changes added approximately $616,575, or 3.3%, of which $607,051, or 3.8% was for foam sales and $9,524, or 0.4% was for coatings sales, while sales volumes decreased approximately $2,271,046, or 12.2%, of which $1,810,855, or 11.2% was for foam sales and $460,191, or 18.1%, for coatings sales, for the first quarter of 2013.

Cost of Sales

Cost of sales decreased $328,590, or 2.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Cost of sales decreased $396,492, or 3.3%, for our foams, and increased $67,902, or 4.6%, for our coatings, quarter over quarter, due primarily to decreases in sales and higher freight costs. We had an 8.7% increase in freight costs and an approximate 1.5% decrease in material costs, in the first quarter of 2014, compared to a 29.2% decrease in freight costs and an approximate 8.1% increase in material costs, in the first quarter of 2013. Freight costs increased due to higher per trip rates due to increased market demand for transportation from extraordinarily cold weather patterns and material costs decreased due to taking advantage of payment discounts from more effective utilization of cash in the first quarter of 2014 whereas freight costs decreased from more effective management of logistics and material costs increased due to increased pricing from feedstock suppliers in the first quarter of 2013.

Gross Profit

Our gross profit decreased $564,720, or 15.5%, for the first quarter of 2014 compared to the first quarter of 2013, due to the 8.7% increase in freight costs and decrease of 5.3% in our sales, offset by a decrease of approximately 1.5 in material costs. Gross margin percentage decreased 2.3%, for the three months ended March 31, 2014, due to higher freight, offset by lower material costs, compared to an increase of 2.2%, for the three months ended March 31, 2013, due to lower freight, offset by higher material costs.

Operating Expenses

Our total operating expenses are comprised of selling, general and administrative expenses, or SG&A, professional fees, depreciation, amortization of other intangible assets, and consulting fees. These total operating expenses decreased $265,107, or 6.9%, in the first quarter of 2014 compared to the first quarter of 2013, due to decreases of $286,917 for professional fees, $744 for depreciation, and $60,183 for amortization of other intangible assets, offset by increases of $28,243 for SG&A and $54,494 for consulting fees.

SG&A increased $28,243, or 0.9%, due to increases of $15,502 for advertising, $62,608 for bad debts from a slight increase in insolvencies, $32,789 for insurances from higher premiums due to increased loss ratios, $5,708 for investor relations, $69,703 for payroll and related employee benefits from additions to our workforce, $40,665 for sales commissions from the use of more independent sales representatives to penetrate select target markets, and $9,196 for travel and related services, offset by decreases of $33,563 for corporate office expenses, $42,151 for distribution from a more efficient management of inventory being held in and a reduction in outside warehouses, $27,776 for marketing and promotions relating to more streamlined programs, $19,776 for rents, and $84,663 for share based compensation due to completion of vesting of shares originally granted by the Company pursuant to an advisory and consultant agreement in February 2011 during the current period.

Professional fees decreased $286,917, or 93.5%, from the first quarter of 2014 compared to the first quarter of 2013, due primarily to recovery of previously paid legal fees from insurance companies for litigation involving alleged product defects.

Depreciation expense decreased $744, or 1.7%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to a decrease in depreciable assets primarily vehicles.

Amortization of other intangible assets expense decreased $60,183, or 46.8%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, due to a decrease in amortizable assets specifically customer lists and trade names.

Consulting fees increased $54,494, or 66.1%, in the first quarter of 2014, compared to the first quarter of 2013, due primarily to a reversal in the prior comparable period for disputed consulting services, absent which consulting fees would be relatively even quarter over quarter.

Other (Income) Expense

Our total other (income) expense is comprised of interest expense, interest expense – related party, interest expense – amortization of discount, gain or loss on derivative liability, and other, net. Total other (income) expense increased $166,863, or 44.3% from the first quarter of 2014, compared to the first quarter of 2013, due to increases of $16,981 in interest expense, $15,789 in interest expense – related party, $45,108 in interest expense – amortization of discount, offset by decreases of $45,913 in gain on derivative liability, and $43,072 in other, net.

Interest expense increased $16,981, or 6.4%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to an increase in indebtedness from financing institutions.

Interest expense – related party increased $15,789, or 8.6%, in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, of which $14,671 was for share based compensation expense classified as interest expense due to shares being issued in connection with a personal guaranty required from the Chairman and principal stockholder to secure the New Enhanced Note and $1,118 was for accrued interest for the Note Payable – Related Party between the Company and the Chairman and principal stockholder.

Interest expense – amortization of discount was $45,108 for the first quarter of 2014 and related to the purchase discount associated with the New Enhanced Note. There was no interest expense – amortization of discount in the prior comparable period.

We had a decrease in the gain on derivative liability of $45,913, or 100%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to expiration of all outstanding warrants causing the derivative liability in the prior comparable period.

Our other, net decreased $43,072, or 174.4%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, primarily related to additions and dispositions of assets.

Net (Loss)

Our net loss increased $466,476, or 80.4%, in the first quarter of 2014, compared to the first quarter of 2013, due to decreases of $564,720, or 15.5% in gross profit, $45,913, or 100% in gain on derivative liability, $43,072, or 174.4% in other, net, and increases of $28,243, or 0.9% in SG&A, $16,981, or 6.4%, in interest expense, $15,789, or 8.6% in interest expense – related party, $45,108, or 100%, in interest expense – amortization of discount, $54,494, or 66.1%, in consulting fees, offset by decreases of $286,917, or 93.5%, in professional fees, $744, or 1.7%, in depreciation, and $60,183, or 46.8%, in amortization of other intangible assets. Net loss per share was $0.01 for the quarter ended March 31, 2014 and 2013, respectively.

Results of Business Segments

The following is a summary of sales by segment at:

Segments	March 31, 2014	March 31, 2013
Foam	$14,020,272	$14,901,225
Coatings	$2,081,928	$2,094,285

Foam Segment

Foam sales decreased $880,953, or 5.9%, in the first quarter of 2014, compared to the first quarter of 2013, due to Seasonality. Foam equipment sales increased $37,620, or 11.3%, quarter over quarter. Foam cost of sales decreased $396,492, or 3.3%, in the first quarter of 2014, compared to the first quarter of 2013, due to decreases of $880,953, or 5.9%, in sales, and improved manufacturing efficiencies, and a decrease of approximately 1.5% in material costs, offset by an increase of $56,375, or 7.8%, in freight. Foam gross profit decreased $484,461, or 16.1%, primarily from lower sales volumes and gross margin percentage decrease of 2.2%, primarily from increased freight, offset by decreased material costs, from the first quarter of 2014 compared to the first quarter of 2013. Foam segment profit decreased $541,173, or 99.9%, for the first quarter of 2014, compared to the first quarter of 2013, primarily due to a decrease of $484,461, or 16.1%, in segment gross profit and an increase of $56,712, or 2.3%, in segment operating expenses.

Coatings Segment

Coatings sales decreased $12,357, or 0.6%, in the first quarter of 2014, compared to the first quarter of 2013, due to Seasonality. Coatings cost of sales increased $67,902, or 4.6%, in the first quarter of 2014, compared to the first quarter of 2013, due to increases of $14,935, or 16.6%, in freight and an approximate 0.1% in material costs. Coatings gross profit decreased $80,259, or 12.8%, and gross margin percentage decreased 3.6%, primarily from higher freight costs, from the first quarter of 2014, compared to the first quarter of 2013. Coatings segment profit decreased $108,297, or 38.9%, for the first quarter of 2014, compared to the first quarter of 2013, primarily due to an increase of $28,038, or 8.1%, in segment operating expenses, an approximate 1.7% increase in sales prices, and a decrease of $80,259, or 12.8%, in gross profit.

Total Segments

Total segment sales decreased $893,310, or 5.3%, cost of sales decreased $328,590, or 2.5%, and gross profit decreased $564,720, or 15.5%, in the first quarter of 2014, compared to the first quarter of 2013. Total segment profits decreased $649,470, or 79.2%, due primarily to a decrease of $564,720, or 15.5%, in gross profit from a decrease of $893,310, or 5.3%, in sales volumes, and an increase of $71,310, or 8.7%, in freight costs, in the first quarter of 2014 compared to the first quarter of 2013.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 Million asset based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2014 and 2013, was $2,217,907 and $376,026, respectively. On December 10, 2013, we borrowed $7.2 Million from two Enhanced Capital entities to refinance the remaining $3,346,762 balance outstanding on the Prior Enhanced Note and increase our working capital with the difference for the New Enhanced Note. Stockholders' Equity decreased $640,030, or 50.9%, from the period ended December 31, 2013 to March 31, 2014, due to the comprehensive loss of $1,046,514, offset by additions to common stock par value of $5,849 ad additional paid in capital of $400,635 from issuances of restricted common stock for share based compensation and interest expense – related party, compared to, a decrease of $95,766, or 8.0%, from the period ended December 31, 2012 to the period ended March 31, 2013, due to the comprehensive loss of $582,242, offset by additions to common stock par value of $11,149 and additional paid in capital of $475,327 from issuances of restricted common stock for share-based compensation and interest expense – related party.

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

Net cash provided by operating activities was $604,889 for the three months ended March 31, 2014, compared to net cash used in operations of $1,100,384 for the three months ended March 31, 2013. The cash provided by operations for the first quarter of 2014 compared to the cash used in the first quarter of 2013 was attributable to the net loss of $1,046,514 for the period, including the effect of adjustments to reconcile net loss to cash provided by operating activities and adjusting for non-cash items, primarily decreases of $9,588 in depreciation due to a decrease in depreciable assets for vehicles, $60,183 in amortization of other intangible assets due to a decrease in amortizable assets for customer lists and non-competes from previous acquisitions, and $84,664 in share based compensation expense due to completion of vesting of shares originally granted by the Company pursuant to an advisory and consultant agreement in February 2011, offset by increases of $62,608 in provision for losses due to a slight increase in customer insolvencies, $15,789 in interest expense – related party due to the New Guaranty Shares being issued in connection with the New Enhanced Note being classified as interest expense, and $45,108 in interest expense – amortization of discount due to the purchase discount being amortized over the life of the New Enhanced Note, which matures December 2016. The foregoing was augmented by decreases of $597,006 in inventories, $305,249 in prepaid in prepaid expenses and other current assets, $24,008 in deposits and other non-current assets, and $224,773 in accrued expenses and other current liabilities, and increases of $627,571 in trade receivables, $79,260 in other intangible assets, and $812,973 in accounts payable, due primarily to operating activities during the period ended March 31, 2014.

Contractual Obligations

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Credit Note	$—	$4,074,529	$—	$—	$4,074,529
Note Payable – Related Party	—	—	1,300,000	—	1,300,000
Notes Payable – Enhanced Capital	—	6,796,528	—	—	6,796,528
Long-Term Debt Obligations	—	—	—	—	—
Estimated Interest Payments on Long-Term Debt and Loan Obligations	862,785	1,292,177	385,793	—	2,540,755
Purchase Order Obligations	39,740	—	—	—	39,740
Operating Lease Obligations	407,350	490,464	—	—	897,814
Total	$1,309,875	$12,653,698	$1,685,793	$—	$15,649,366

*The information provided in the table above relates to bank and other credit instruments, and purchase and operating lease obligations.

The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At March 31, 2014, we were in compliance with all of our Loan Agreement debt covenants.

The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum Adjusted EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) Maintain minimum liquidity equal to or greater than $500,000. At March 31, 2014, we were in compliance with all of our New Enhanced Note debt covenants.

Net cash used in investing activities was $135,658 for the first quarter of 2014, reflecting an increase of $125,045 when compared to $10,613 for the first quarter of 2013. We invested $188,658 in property, plant and equipment in the first quarter of 2014, of which $5,693 was for computers and software for the sales force, $27,862 was for machinery and equipment related to our manufacturing facilities, $118,048 was for a new vehicle, and $37,055 was for construction in progress for improvements to our manufacturing facilities. We recaptured an aggregate of $53,000 from dispositions of property, plant and equipment, for vehicles trade in or sold. We invested $10,613 in property, plant and equipment in the first quarter of 2013, of which $1,835 was for office furniture and equipment, $5,637 was for computers and software for the sales force, $288 was for machinery and equipment related to our manufacturing facilities, and $2,853 was for construction in progress.

Net cash used in financing activities was $469,231 for the three months ended March 31, 2014, compared to net cash provided of $1,113,201 for the three months ended March 31, 2013. We borrowed a cumulative aggregate of $16,164,029 and made principal repayments for a cumulative aggregate of $16,628,662 under our Bank Revolver Loan, and $4,598 on our long term debt primarily related to financed vehicles, in the first quarter of 2014. We borrowed a cumulative aggregate of $17,299,423 and made principal repayments for a cumulative aggregate of $16,019,562 under our Bank Revolver Loan, an aggregate of $159,999 under our Prior Enhanced Note, and $6,661 on our long term debt primarily related to financed vehicles, in the first quarter of 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although we sell our products in select international markets, our operations are primarily conducted in the United States, and, as such, we are not subject to material foreign currency exchange risks at this time. We have outstanding debt and related interest expense, however, market risk in interest rate exposure in the United States and limited international markets is currently not material to our operations. We primarily utilize letters of credit and credit insurance to mitigate risks of collection in our business outside of the United States.

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013, are hereby incorporated in their entirety herein by this reference and supplemented as herein provided below:

               (a)           Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

                              On May 1, 2014, the Plaintiffs’ counsel withdrew from representing the Plaintiffs due to “irreconcilable differences,” and the Court stayed discovery for 60 to permit the Plaintiffs to hire a different attorney. Lapolla considers the allegations to be without merit and is vigorously defending the matter. The outcome of this litigation cannot be determined at this time.

               (b)           Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants

                              On or about April 25, 2014, the Court stayed the case while some of the defendants have an opportunity to inspect the home and conduct an investigation consistent with Florida state law for claims relating to construction defects.  Lapolla considers the allegations to be without merit and is vigorously defending the matter. The outcome of this litigation cannot be determined at this time.

Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 1A. Risk Factors.

The disclosures set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, are hereby incorporated in their entirety herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2014, we issued, in private transactions in reliance on Section 4(2) of the Securities Act of 1933:

(a) An aggregate of 257,966 shares of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, including shares issued for anti-dilution issuances, which transactions were valued and recorded in the aggregate at $148,683.

(b) An aggregate of 301,996 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guaranty for a Note Purchase Agreement, which transactions were valued and recorded in the aggregate at $181,198.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index of Exhibits on Page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	May 14, 2014	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	May 14, 2014	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.