Form 10-Q
period 2014-06-30
LAPOLLA INDUSTRIES INC
filed 2014-08-12
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

Commission File No. 001-31354

Lapolla Industries, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas	77032
(Address of Principal Executive Offices)	(Zip Code)

(281) 219-4700
(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑  NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 28, 2014 there were 115,094,831 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

(i)

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

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS

June 30, 2014 and December 31, 2013	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2014 and 2013	3

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	9,144,940	7,694,589
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contract	261,011	—
Inventories	5,259,157	5,421,935
Prepaid Expenses and Other Current Assets	900,658	1,250,314
Total Current Assets	15,565,766	14,366,838

Property, Plant and Equipment	1,554,235	1,600,679

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,204,578	1,165,157
Deposits and Other Non-Current Assets, Net	599,546	686,658
Total Other Assets	6,038,952	6,086,643

Total Assets	$23,158,953	$22,054,160

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,835,253	$6,694,633
Accrued Expenses and Other Current Liabilities	1,297,676	1,456,895
Current Portion of Long-Term Debt	—	4,599
Total Current Liabilities	8,132,929	8,156,127

Other Liabilities:
Non-Current Portion of Revolver Loan	5,971,232	4,539,163
Non-Current Portion of Notes Payable – New Enhanced Note	6,911,185	6,683,561
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	153,646	117,633
Total Other Liabilities	14,336,063	12,640,357

Total Liabilities	22,468,992	20,796,484

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 115,094,831 and 114,148,378 Issued and Outstanding for June 30, 2014 and December 31, 2013, respectively.	1,150,948	1,141,484
Additional Paid-In Capital	87,471,484	86,734,757
Accumulated (Deficit)	(87,809,560)	(86,495,654)
Accumulated Other Comprehensive (Loss)	(122,911)	(122,911)
Total Stockholders' Equity	689,961	1,257,676

Total Liabilities and Stockholders' Equity	$23,158,953	$22,054,160

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$18,684,868	$17,767,776	$34,787,068	$34,763,286

Cost of Sales	14,815,786	13,918,887	27,848,659	27,280,350

Gross Profit	3,869,082	3,848,889	6,938,409	7,482,936

Operating Expenses:
Selling, General and Administrative	3,129,688	3,202,543	6,433,195	6,477,807
Professional Fees	335,997	317,624	355,948	624,492
Depreciation	40,950	44,687	84,779	89,260
Amortization of Other Intangible Assets	65,345	129,838	133,775	258,451
Consulting Fees	97,830	135,890	234,763	218,329
Total Operating Expenses	3,669,810	3,830,582	7,242,460	7,668,339

Operating Income (Loss)	199,272	18,307	(304,051)	(185,403)

Other (Income) Expense:
Interest Expense	291,836	293,052	572,547	556,782
Interest Expense – Related Party	201,430	186,513	400,421	369,715
Interest Expense – Amortization of Discount	45,397	—	90,505	—
(Gain) Loss on Derivative Liability	—	(19,743)	—	(65,656)
Other, Net	(71,999)	6,357	(53,618)	(18,334)
Total Other (Income) Expense	466,664	466,179	1,009,855	842,507

Net (Loss)	$(267,392)	$(447,872)	$(1,313,906)	$(1,027,910)

Net (Loss) Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	114,853,922	110,909,011	113,563,428	110,329,954

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment (Loss)	—	(1)	—	(2,205)
Total Other Comprehensive (Loss)	$—	$(1)	$—	$(2,205)

Comprehensive (Loss)	$(267,392)	$(447,873)	$(1,313,906)	$(1,030,115)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities
Net Loss:	$(1,313,906)	$(1,027,910)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Depreciation	203,924	232,700
Amortization of Other Intangible Assets	133,775	258,451
Provision for Losses on Accounts Receivable	268,524	12,816
Share Based Compensation Expense	381,781	684,914
Interest Expense – Related Party	400,421	369,715
Interest Expense – Enhanced Notes PIK	137,119	42,366
Interest Expense – Amortization of Discount	90,505	—
Loss on Foreign Currency Exchange	18,453	—
Gain on Derivative Liability	—	(65,656)
Gain on Disposal of Asset	(4,052)	(4,948)
Changes in Assets and Liabilities:
Trade Receivables	(1,737,596)	(1,097,116)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contract	(261,011)	—
Inventories	162,778	(631,386)
Prepaid Expenses and Other Current Assets	349,656	(162,417)
Other Intangible Assets	(173,196)	(64,000)
Deposits and Other Non-Current Assets	87,112	(261,882)
Accounts Payable	140,889	(63,964)
Accrued Expenses and Other Current Liabilities	(159,219)	(171,409)
Net Cash (Used in) Operating Activities	(1,274,043)	(1,949,726)

Cash Flows From Investing Activities
Acquisitions of Property, Plant and Equipment	(206,428)	(21,846)
Proceeds from Disposal of Property, Plant and Equipment	53,000	26,586
Net Cash Provided by (Used in) Investing Activities	$(153,428)	$4,740

Cash Flows From Financing Activities
Proceeds from Revolver Loan	36,419,491	37,151,524
Principal Repayments to Revolver Loan	(34,987,421)	(34,873,019)
Principal Repayments to Notes Payable – Enhanced		(319,998)
Principal Repayments on Long Term Debt	(4,599)	(11,316)
Net Cash Provided by Financing Activities	1,427,471	1,947,191

Net Effect of Exchange Rate Changes on Cash	—	(2,205)

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$513,684	$430,277

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of Restricted Common Stock for Related Party Personal Guaranty on Note Payable	$364,409	$334,726

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2014 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14. See Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) for risk factors that could impact results. Refer to the Company’s 2013 Annual Report for a description of major accounting policies. There have been no material changes to these accounting policies during the three and six months ended June 30, 2014.

Fixed-Price Contracts

The Company’s AirTight Division performs work under fixed-price contracts. The lengths of the fixed-price contracts vary but are typically less than one year. In accordance with industry practice, the Company includes asset and liability accounts relating to fixed-price contracts, including related deferred income taxes, if applicable, in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Fixed-price contract costs include all direct material, labor costs, equipment and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $23.1 million and $22.7 million at June 30, 2014 and December 31, 2013, respectively. The Company recorded a valuation allowance against the deferred tax asset of $23.1 million and $22.7 million at June 30, 2014 and December 31, 2013, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at June 30, 2014 and December 31, 2013. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at June 30, 2014. Net property, plant and equipment totaled $1,554,235 and $1,699,679 as of and for the quarter and year ended June 30, 2014 and December 31, 2013, respectively. Depreciation expense totaled $95,533 and $114,721, of which $54,583 and $70,034, and $203,924 and $232,700, of which $119,145 and $143,440, was included in cost of sales, for the three and six months ended June 30, 2014 and 2013, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at June 30, 2014 and December 31, 2013. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 9 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if management believes indicators of impairment exist, by comparing the carrying value of each reportable segment to its estimated fair value. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of June 30, 2014, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2014 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 9 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at June 30, 2014. Net other intangible assets totaled $1,204,578 and $1,165,157 as of June 30, 2014 and December 31, 2013, respectively. Amortization expense totaled $65,345 and $129,838, and $133,775 and $258,451, for the three and six months ended June 30, 2014 and 2013, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $253,266 and $272,164, and $475,015 and $560,233, for the three and six months ended June 30, 2014 and 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales totaled $1,145,348 and $850,068, and $2,033,858 and $1,667,268, for the three and six months ended June 30, 2014 and 2013, respectively.

Share-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share based compensation expense was $148,414 and $349,965, and $373,699 and $659,914, for the three and six months ended June 30, 2014 and 2013, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $542,000 and $317,000 at June 30, 2014 and December 31, 2013, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued

Reserves for Losses

The Company presents note receivables, net of reserves for losses, to ensure note receivables are not overstated due to uncollectible amounts. Reserves, when required, are calculated based on a detailed review of the specific note, including other security when applicable, and an estimation of the credit worthiness of the debtor. Total Note Receivables were approximately $470,000 and $473,000 at June 30, 2014 and December 31, 2013, respectively. The reserve for losses was approximately $237,000 at June 30, 2014 and December 31, 2013, respectively.

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. Deferred advertising capitalized was $114,248 and $71,002 for the six months ended June 30, 2014 and 2013, respectively. Total advertising and marketing costs expensed were $244,695 and $248,090, and $587,648 and $603,317, for the three and six months ended June 30, 2014 and 2013, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the three and six months ended June 30, 2014 and 2013, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's condensed financial statements.

Note 2. Liquidity.

The Company had an accumulated deficit of $87,809,560 on June 30, 2014, had a net loss of $1,313,906 during the six months ended June 30, 2014, and used $1,274,043 of cash in operating activities during the six months ended June 30, 2014. As a result, there are concerns about the liquidity of the Company at June 30, 2014. The Company has a working capital surplus of $7,432,837. Management believes that the cash generated from operations and the cash available under the Revolver Loan, subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and six month periods ended June 30, 2014 and 2013, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 44% and 43%, and 45% and 54%, of purchases, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2014	December 31, 2013
Trade Receivables	$9,686,433	$8,011,176
Less: Allowance for Doubtful Accounts	(541,493)	(316,587)
Trade Receivables, Net	$9,144,940	$7,694,589

Note 5. Costs and Estimated Earnings on Uncompleted Contract.

The following is a summary of contracts in progress at:

June 30, 2014
Costs Incurred on Uncompleted Contracts	$513,056
Estimated Net Income on Uncompleted Contracts	104,966
618,022
Billings to Date	(357,011)
$261,011

This amount is included in the accompanying condensed balance sheet under the following captions at:

June 30, 2014
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$261,011
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	—
$261,011

Note 6. Inventories.

The following is a summary of inventories at:

	June 30, 2014	December 31, 2013
Raw Materials	$1,262,150	$1,804,959
Finished Goods	3,997,007	3,616,976
Total Inventories	$5,259,157	$5,421,935

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	June 30, 2014	December 31, 2013
Prepaid Insurances	$360,866	$582,654
Prepaid Marketing	125,611	152,667
Prepaid Consulting	29,257	66,208
Prepaid Other	251,183	357,839
Note Receivable, Net	133,741	90,946
Total Prepaid Expenses and Other Current Assets	$900,658	$1,250,314

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2014	December 31, 2013
Vehicles	$605,518	$649,487
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	297,737	327,329
Computers and Software	896,339	1,185,333
Machinery and Equipment	2,503,062	2,466,007
Total Property, Plant and Equipment	$4,591,433	$4,916,933
Less: Accumulated Depreciation	(3,037,198)	(3,316,254)
Total Property, Plant and Equipment, Net	$1,554,235	$1,600,679

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	June 30, 2014	December 31, 2013
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	June 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(86,160)	$52,311	$138,471	$(81,544)	$56,927
Trade Names	750,186	(294,218)	455,968	740,325	(269,212)	471,113
Approvals and Certifications	1,711,090	(1,014,791)	696,299	1,547,754	(910,637)	637,117
	$2,599,747	$(1,395,169)	$1,204,578	$2,426,550	$(1,261,393)	$1,165,157

Note 10. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets at:

	June 30, 2014	December 31, 2013
Deferred Financing Fees	$237,347	$285,246
Prepaid Expenses	31,668	46,744
Other Receivables	77,314	55,293
Deposits	153,585	153,584
Note Receivable, Net	99,632	145,791
Total Deposits and Other-Non-Current Assets	$599,546	$686,658

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2014	December 31, 2013
Accrued Payroll	$142,308	$169,785
Accrued Commissions	80,470	61,000
Accrued Inventory Purchases	60,022	178,616
Accrued Taxes and Other	817,616	606,275
Accrued Insurance	171,273	427,395
Deferred Finance Charge Income	25,987	13,824
Total Accrued Expenses and Other Current Liabilities	$1,297,676	$1,456,895

Note 12. Financing Instruments.

(a) Loan and Security Agreement. The Company maintains a $13,000,000 revolver loan (“Revolver Loan”) pursuant to a Loan and Security Agreement with Bank of America, N.A. (“Bank”), which matures on March 31, 2016, under which the Company granted the Bank a continuing security interest in and lien upon all Company assets ("Loan Agreement”). The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At June 30, 2014 and December 31, 2013, the balance outstanding on the Revolver Loan was $5,971,232 and $4,539,163, and the weighted-average interest rate was 4.3% and 4.5%, respectively. At June 30, 2014, the available balance was $1,544,941 and we were in compliance with all of the Loan Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 12. Financing Instruments – continued.

(b) Note Purchase Agreements.

(i) New Enhanced Note. The Company issued an aggregate of $7.2 million in Subordinated Secured Promissory Notes to Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), pursuant to a Note Purchase Agreement, of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs, both of which mature on December 10, 2016, under which the Company granted a second lien on all its assets after the Bank (“New Enhanced Note”). Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK interest at the rate of 3.75% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 11%. In connection with the Prior Enhanced Note (defined below) being refinanced in connection with the New Enhanced Note (Refer to (iii) below), a purchase discount of $542,886 was recognized and is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At June 30, 2014 and December 31, 2013, the balance outstanding on the New Enhanced Note was $6,911,185 and $6,683,561 and the effective interest rate was 23.6% and 29.0%, respectively. At June 30, 2014, interest expense – amortization of discount was $90,505. At June 30, 2014, the Company is in compliance with all of our New Enhanced Note debt covenants.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, Richard J. Kurtz, Chairman of the Board and principal stockholder (the “Chairman”), as guarantor, entered into a Guaranty Agreement with Enhanced Credit, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for the Chairman’s personal guaranty of the obligations under the New Enhanced Note, granted the Chairman 3,681,000 shares of restricted common stock, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share for an aggregate of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. At June 30, 2014 and December 31, 2013, there were 607,347 and 73,821 New Guaranty Shares vested, valued and recorded in the aggregate at $364,409 and $44,293, respectively.

(iii) Prior Enhanced Note. Upon receipt of the $7.2 million under the New Enhanced Note described in (i) above on December 10, 2013, the Company paid off the outstanding balances due under the prior Note Purchase Agreement, dated as of June 29, 2012, entered into with Enhanced Jobs and Enhanced Capital Texas Fund LP (“Enhanced Capital”), in the amount of $1,673,381 for Enhanced Jobs and $1,673,381 for Enhanced Capital (“Prior Enhanced Note”), and all related agreements were terminated. At December 9, 2013 and prior to the payoff of the balance outstanding on the Prior Enhanced Note of $3,346,762 (as described above), the effective interest rate was 29.2%.

(iv) Prior Guaranty Agreement. As a result of the payoff of the Prior Enhanced Notes as described in (iii) above, the Company canceled an aggregate of 1,376,712 unvested shares (with an unrecorded valued of $371,801) which shares were previously issued in connection with the personal guaranty required for the Prior Enhanced Note from the Chairman to secure the Company’s performance under the Prior Enhanced Note (“Prior Guaranty Shares”). The Prior Guaranty Shares were valued at $.27 per share for an aggregate of $1,350,000. The Prior Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate on the Prior Enhanced Note.

(c) Note Payable – Related Party. On April 16, 2012, the Company issued a $1,300,000 promissory note, bearing interest at 5% per annum, to the Chairman in exchange for an equal amount of proceeds, which note is subordinate to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above and matures on June 10, 2017. At June 30, 2014 and 2013, interest expense – related party was $36,013 and $34,900, respectively.

Note 13. Related Party Transactions.

(a) On April 28, 2014, the Company granted an aggregate of 400,000 five-year stock options to four non-employee directors, consisting of Jay C. Nadel, Arthur J. Gregg, Augustus J. Larson, and Howard L. Brown, each for 100,000 shares of common stock, at an exercise price equal to $0.42 per share. Each of the foregoing stock options vest over a period of two (2) years at the rate of 50,000 options on April 30, 2015 and 50,000 options on April 30, 2016, and are exercisable after one (1) year from each respective vesting date. All stock options automatically vest and are exercisable upon a change in control. In addition, the cash compensation to the foregoing non-employee directors was increased from $10,000 per year, payable quarterly, to $12,500 per year, effective January 1, 2014.

(b) On April 28, 2014, the Company granted an aggregate of 1,025,000 five-year stock options to eight key employees, including the named executive officers, consisting of Douglas J. Kramer, Michael T. Adams, Harvey L. Schnitzer, and Charles A. Zajaczkowski, of which 350,000 options were for Mr. Kramer, 150,000 options each were for Mr. Adams and Mr. Schnitzer, and 100,000 options were for Mr. Zajaczkowski, and 275,000 options were for other key employees, each for shares of the Company’s common stock, at an exercise price equal to $0.42 per share. Each of the foregoing stock options vest over a period of three (3) years at the rate of 33 and 1/3 percent at December 31, 2014, December 31, 2015, and December 31, 2016, and are exercisable upon vesting. All stock options automatically vest upon a change in control.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Related Party Transactions - continued.

(c) On May 14, 2014, the Company granted five-year stock options to the Chairman for an aggregate of 400,000 shares of the Company’s common stock, at an exercise price equal to $0.54 per share. The foregoing stock options vest over a period of two (2) years at the rate of 200,000 options on May 14, 2015 and May 14, 2016, respectfully, and once vested, are immediately exercisable. Upon commencement of a change in control, all unvested stock options automatically vest.

(d) For the three and six months ended June 30, 2014, 56,138 and 314,104 shares of common stock, including anti-dilution shares, were issued to a non-employee director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $31,530 and $180,213, respectively.

(e)     For the three and six months ended June 30, 2014, 305,351 and 607,347 shares of common stock previously issued to the Chairman in connection with his personal guaranty of the New Enhanced Note vested, which transactions were valued and recorded in the aggregate at $183,211 and $364,409, and classified as interest expense – related party.  See also Note 12 – Financing Instruments Item (b)(ii) – New Guaranty Agreement, for more information.

(f) For the three and six months ended June 30, 2014, the Company accrued an aggregate of $18,219 and $36,013 in interest relating to the promissory note to the Chairman. See also Note 12 – Financing Instruments, Item (c) – Note Payable – Related Party, for more information.

Note 14. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive.

The computation of the Company’s basic and diluted earnings per share at:

	June 30, 2014	June 30, 2013
Net loss available to common shareholders	$(1,313,906)	$(1,027,910)
Weighted average common shares outstanding	113,563,428	110,329,954
Dilutive effect of equity incentive plans	350,000	—
Weighted average common shares outstanding, assuming dilution	113,913,428	110,329,954
Basic earnings per common share	$(0.01)	$(0.01)
Diluted earnings per common share	$(0.01)	$(0.01)

For June 30, 2014 and June 30, 2013, a total of 4,190,000 and 4,785,833 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money), respectively. Such securities could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these securities and they have not expired.

Note 15. Securities Transactions.

(a) During the second quarter of 2014, the Company vested an aggregate of 305,351 shares of restricted common stock previously issued to the Chairman in connection with his personal guaranty of the New Enhanced Note, which transactions were valued and recorded in the aggregate at $183,211, and classified as interest expense – related party.

(b) During the second quarter of 2014, the Company issued an aggregate of 56,138 anti-dilution shares of restricted common stock in connection with an agreement for advisory and consulting services, which transactions were valued and recorded in the aggregate at $31,531.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 16. Business Segment Information.

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

	Three Months Ended June 30,
	2014			2013
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$16,153,428	$2,531,440	$18,684,868	$14,906,516	$2,861,260	$17,767,776
Depreciation	31,862	4,993	36,855	33,742	6,476	40,218
Amortization of Other Intangible Assets	50,843	7,968	58,811	98,036	18,818	116,854
Interest Expense	232,843	36,489	269,332	201,169	38,614	239,783
Segment Profit	$819,844	$354,966	$1,174,810	$670,559	$446,542	$1,117,101
Segment Assets (1)	19,084,504	3,771,572	22,856,077	18,219,201	4,168,930	22,388,131
Expenditures for Segment Assets	$15,363	$2,407	$17,770	$9,424	$1,809	$11,233

	Six Months Ended June 30,
	2014			2013
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$30,173,766	$4,613,302	$34,787,068	$29,804,381	$4,958,905	$34,763,286
Depreciation	66,182	10,119	76,301	68,875	11,459	80,334
Amortization of Other Intangible Assets	104,431	15,967	120,398	199,425	33,181	232,606
Interest Expense	461,221	70,516	531,737	397,167	66,082	463,249
Segment Profit	$822,335	$522,831	$1,345,166	$1,213,582	$723,344	$1,936,926
Segment Assets (1)	19,133,661	3,722,416	22,856,077	18,529,697	3,858,434	22,388,131
Expenditures for Segment Assets	$179,052	$27,376	$206,428	$18,730	$3,116	$21,846

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2014	2013	2014	2013
Total Profit or Loss for Reportable Segments	$1,174,810	$1,117,101	$1,345,166	$1,936,926
Unallocated Amounts:
Corporate Expenses	(1,442,202)	(1,564,973)	(2,659,072)	(2,964,836)
Income (Loss) Before Income Taxes	$(267,392)	$(447,872)	$(1,313,906)	$(1,027,910)

Assets	At June 30, 2014	At December 31, 2013
Total Assets for Reportable Segments (1)	$22,856,077	$21,661,548
Other Unallocated Amounts (2)	302,876	392,612
Consolidated Total	$23,158,953	$22,054,160

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and cash equivalents and deposits.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 16. Business Segment Information - continued.

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

	Three Months Ended June 30,
	2014					2013
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$17,692,887	$585,640	$—	$406,341	$18,684,868	$14,866,660	$172,828	$2,129,838	$598,450	$17,767,776
Long-Lived Assets	22,856,077	—	—	—	22,856,077	22,388,131	—	—	—	22,388,131

	Six Months Ended June 30,
	2014					2013
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$32,255,464	$995,136	$660,000	$876,468	$34,787,068	$30,034,690	$604,491	$3,147,970	$976,135	$34,763,286
Long-Lived Assets	22,856,077	—	—	—	22,856,077	22,388,131	—	—	—	22,388,131

Note 17.   Subsequent Events.

(a) The Company has evaluated subsequent events through the date of filing this report.

FORWARD LOOKING STATEMENTS

Statements made by us in this report that are not statements of fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.These forward-looking statements are necessarily estimates reflecting the best judgment of management and express our opinions and current expectations about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. For a discussion of risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Presentation

This financial review presents our operating results for the three and six months ended June 30, 2014 and 2013, and our financial condition at June 30, 2014. To supplement our condensed financial statements presented on a GAAP basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. In addition, the following review should be read in conjunction with information presented in Part I, Item 6 – Selected Financial Data relating to non-GAAP financial measures EBITDA and Adjusted EBITDA and the financial statements and related notes for the year ended December 31, 2013 contained in the annual report on Form 10-K for the year ended December 31, 2013. Refer to Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 16 – Business Segment and Geographic Area Information to our financial statements listed under Item 1 of Part I of this report for further information regarding our business segments and geographic area data.

EBITDA

We define EBITDA as net income or loss before interest, income taxes, depreciation and amortization of other intangible assets. EBITDA is used as a supplemental financial measure by external users of our financial statements, such as investors, commercial banks, trade suppliers and research analysts, to assess: (a) the financial performance of our assets, operations and return on capital without regard to financing methods, capital structure or historical costs basis, (b) the ability of our assets to generate cash sufficient to pay interest on our indebtedness; and (c) the viability of acquisitions and capital expenditure projects. EBITDA is not prepared in accordance with GAAP. EBITDA should not be considered an alternative to net income or loss, operating income or loss, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income or loss and operating income or loss.

Adjusted EBITDA

We utilize Adjusted EBITDA to assist in reviewing financial results and for management incentives. Adjusted EBITDA is defined as EBITDA increased by total share based compensation included in net income or loss. Management believes that Adjusted EBITDA provides information that reflects our economic performance. Management reviews our monthly financial results on an Adjusted EBITDA basis. Adjusted EBITDA has no impact on reported volumes or sales.

Adjusted EBITDA is used as a supplemental financial measure by management to describe our operations and economic performance to the Company’s financial institutions, relating to: (a) the economic results of our operations; and (b) repeatable operating performance that is not distorted by non-recurring items, certain other non-cash items, or market volatility. Adjusted EBITDA is not prepared in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or loss, income or loss from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

The Company believes that presenting EBITDA and Adjusted EBITDA, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for financial and operational decision-making and allows investors to see the Company’s results "through the eyes" of management. We further believe that providing this information assists investors in understanding the Company’s operating performance and the methodology used by management to evaluate and measure such performance.

Performance for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Overall Results of Operations

The following table presents selected condensed financial and operating data derived from the unaudited condensed financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measures, EBITDA and Adjusted EBITDA, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,
	2014	2013
Summary of Overall Results of Operations
Sales	$18,684,868	$17,767,776
Operating Income	199,272	18,307
Other (Income) Expense	466,664	466,179
Net Loss	(267,392)	(447,872)
EBITDA (Unaudited)	$454,586	$310,396
Adjusted EBITDA (Unaudited)	$611,082	$660,361

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(267,392)	$(447,872)
Additions / (Deductions):
Interest Expense	291,836	293,052
Interest Expense – Related Party	201,430	186,513
Interest Expense – Amortization of Discount	45,397	—
Tax Expense (Benefit)	22,437	34,144
Depreciation	95,533	114,721
Amortization of Other Intangible Assets	65,345	129,838
EBITDA	$454,586	$310,396
Additions / (Deductions):
Share Based Compensation (1)	156,496	349,965
Adjusted EBITDA	$611,082	$660,361

(1) Represents non-cash share based compensation for the periods then ended.

Sales

Sales were $18,684,868, of which $16,153,428 were for foams and $2,531,440 were for coatings, in the second quarter of 2014 compared to $17,767,776, of which $14,906,516 were for foams and $2,861,260 were for coatings, in the second quarter of 2013. The increase in sales of $917,092, or 5.2%, was due to slightly higher selling prices adding approximately $64,411, or 0.4%, of which $35,942, or 0.2% was for foams and $28,469, or 1.0% was for coatings, and a net increase in sales volume resulting in $852,681, or 4.8%, of which $1,210,970, or 8.1% was from an increase in foams, offset by a decrease in coatings of $358,289, or 12.5%.

Cost of Sales

Cost of sales was $14,815,786, of which $13,004,334 was for foams and $1,811,452 was for coatings, in the second quarter of 2014 compared to $13,918,887, of which $11,944,086 was for foams and $1,974,801 was for coatings, in the second quarter of 2013. The increase in cost of sales of $896,899, or 6.4%, was due to $370,765 from higher sales volumes; $167,133 increase in material costs; $295,280 increase in freight costs; and $63,722 increase in other manufacturing costs. Freight costs increased due to higher trip rates, while material costs rose due to increased pricing from raw materials in the second quarter of 2014 compared to the second quarter of 2013. Foam cost of sales increased $1,060,248, or 8.9%, due to $631,192 from higher sales volumes; $97,651 increase in material costs; $275,851 increase freight costs; and $55,555 increase in other manufacturing costs. Coatings cost of sales decreased $163,349, or 8.3%, due to $260,427 from lower sales volumes; offset by an increase of $69,482 in material costs; $19,429 increase in freight costs; and $8,168 increase in other manufacturing costs.

Gross Profit

Gross profit was $3,869,082, of which $3,149,094 was for foams and $719,988 was for coatings, in the second quarter of 2014 compared to $3,848,889, of which $2,962,430 was for foams and $886,459 was for coatings, in the second quarter of 2013. The increase in gross profit of $20,193, or 0.5%, was due to the $917,092, or 5.2%, increase in sales reduced by the $896,899, or 6.4%, increase in cost of sales, which resulted in a decrease to gross margin of 1.0%. Foam gross profit increased $186,664, or 6.3%, as a result of higher sales, offset by an increase in cost of sales, which contributed to an increase in gross margin of 9.2%, while coatings gross profit decreased $166,471, or 18.8%, primarily from the decrease in sales, which contributed to a reduction in gross margin of 8.2%.

Operating Expenses

Total operating expenses were $3,669,810, of which $2,159,978 was for foams, $338,495 was for coatings, and $1,171,337 was for corporate expenses, in the second quarter of 2014 compared to $3,830,582, of which $2,081,217 was for foams, $399,484 was for coatings, and $1,349,881 was for corporate expenses, in the second quarter of 2013, resulting in a net decrease of $160,772, or 4.2%.

SG&A was $3,129,688 in the second quarter of 2014 compared to $3,202,543 in the second quarter of 2013. The decrease in SG&A of $72,855, or 2.3%, was due to decreases of: $201,551, or 57.6%, for share-based compensation primarily related to fully vested shares in connection with an advisory and consultant agreement; $48,838, or 59.2%, for rents due to the termination of leases in Georgia and Canada in 2013; $37,761, or 2.5%, for payroll and related employee benefits from reductions in our workforce; $22,379, or 14.0%, for distribution due to improvements in inventory management; $17,853, or 9.4%, for marketing and promotions related to a more streamlined marketing program; $12,592, or 5.9%, for travel and related services; $8,964, or $3.4%, for sales commissions and $1,927, or 0.6%, for corporate office expenses; offset by increases of: $193,100, or 551.8%, for bad debt resulting from an increase in customer insolvencies; $42,273, or 576.9%, for investor relations due to an expanded investor relations program; $29,179, or 30.1%, for insurance expense due to expanded coverage and $14,458, or 24.8%, for advertising.

Professional fees were $335,997 in the second quarter of 2014 compared to $317,624 in the second quarter of 2013. The increase in professional fees of $18,373, or 5.8%, was due to an increase in legal defense fees which were predominately offset with reimbursements from insurance and certain settlements, relating to litigation.

Depreciation expense was $40,950 in the second quarter of 2014 compared to $44,687 in the second quarter of 2013. The decrease in depreciation expense of $3,737, or 8.4%, was due to a decrease in depreciable assets.

Amortization of other intangible assets expense was $65,345 in the second quarter of 2014 compared to $129,838 in the second quarter of 2013. The decrease in amortization of other intangible assets expense of $64,493, or 49.7%, was due to a decrease in amortizable assets, including customer lists and trade names.

Consulting fees were $97,830 in the second quarter of 2014 compared to $135,890 in the second quarter of 2013. The decrease in consulting fees of $38,060, or 28.0%, was due to a decrease in financial advisory services of $56,060 and recruiting fees of $36,000, offset by an increase in testing and certification services of $54,000.

Other (Income) Expense

Total other (income) expense was $466,664, of which $169,272 was for foams, $26,527 was for coatings, and $270,865 was corporate expenses, in the second quarter of 2014 compared to $466,179 of which $210,653 was for foams, $40,434 was for coatings, and $215,092 was for corporate expenses, in the second quarter of 2013, resulting in a net increase of $485, or 0.1%.

Interest expense was $291,836 in the second quarter of 2014 compared to $293,052 in the second quarter of 2013. The decrease in interest expense of $1,216, or 0.4%, was due to a lower monthly average amount outstanding on the Revolver Loan at a weighted-average interest rate of 4.3%, offset by a higher amount outstanding on the New Enhanced Note at an interest rate of 11.0% in the current quarter compared to 13.5% in the prior comparable quarter.

Interest expense for related party was $201,430 in the second quarter of 2014 compared to $186,513 in the second quarter of 2013. The increase in interest expense for related party of $14,917, or 8.0%, was due to share-based compensation expense classified as interest expense related to the vesting of New Guaranty Shares.

Interest expense related to our amortized purchase discount was $45,397 in the second quarter of 2014 compared to $0 in the second quarter of 2013. The increase in the interest expense for the purchase discount of $45,397 was related to the amortization of the purchase discount associated with the New Enhanced Note. There was no interest expense for the purchase discount in the prior comparable period.

Gain on derivative liability was $0 in the second quarter of 2014 compared to $19,743 in the second quarter of 2013. The decrease in gain on derivative liability of $19,743, or 100.0%, was due to the expiration of all outstanding warrants as of June 30, 2013.

Other, net gain was $71,999 in the second quarter of 2014 compared to loss of $6,357 in the second quarter of 2013. The increase in other, net gain of $78,356, or 1,232.6%, was primarily due to the receipt of $61,233 from a default judgment and a foreign exchange gain of $20,417, offset by a decrease in gain on disposal of assets of $6,480.

Net (Loss)

We had an overall net loss of $267,392, of which $1,442,202 was from corporate expenses, offset by $1,174,810 of total segment profits, in the second quarter of 2014 compared to a net loss of $447,872, of which $1,564,973 was from corporate expenses, offset by $1,117,101 of total segment profits, in the second quarter of 2013. The decrease in the overall net loss of $180,480, or 40.3%, was due to increases of: $20,193, or 0.5%, in gross profit and $180,965, or 988.5%, in operating income; offset by an increase of $485, or 0.1%, in total other expense.

Our total segment profits were $1,174,810, of which $819,844 was for foams and $354,966 was for coatings, in the second quarter of 2014 compared to $1,117,101, of which $670,560 was for foams and $446,541 was for coatings, in the second quarter of 2013. The increase in total segment profits of $57,709, or 5.2%, was due to an increase of $20,193, or 0.5%, in segment gross profits, offset by a decrease of $37,516, or 1.4%, in segment expenses.

Net loss per share was $0.01 in the second quarter of 2014 compared to $0.00 in the second quarter of 2013.

Performance for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Overall Results of Operations

The following table presents selected condensed financial and operating data derived from the unaudited condensed financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measure EBITDA and Adjusted EBITDA, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Six Months Ended June 30,
	2014	2013
Summary of Overall Results of Operations
Sales	$34,787,068	$34,763,286
Operating (Loss)	(304,051)	(185,403)
Other (Income) Expense	1,009,855	842,507
Net Loss	(1,313,906)	(1,027,910)
EBITDA (Unaudited)	$135,468	$448,024
Adjusted EBITDA (Unaudited)	$517,249	$1,107,938

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,313,906)	$(1,027,910)
Additions / (Deductions):
Interest Expense	572,547	556,782
Interest Expense – Related Party	400,421	369,715
Interest Expense – Amortization of Discount	90,505	—
Tax Expense (Benefit)	48,202	58,286
Depreciation	203,924	232,700
Amortization of Other Intangible Assets	133,775	258,451
EBITDA	$135,468	$448,024
Additions / (Deductions):
Share Based Compensation (1)	381,781	659,914
Adjusted EBITDA	$517,249	$1,107,938

(1) Represents non-cash share based compensation for the periods then ended.

Sales

Sales were $34,787,068, of which $30,173,766 were for foams and $4,613,302 were for coatings, in the six months ended June 30, 2014 compared to $34,763,286, of which $29,804,381 were for foams and $4,958,905 were for coatings, in the six months ended June 30, 2013. The increase in sales of $23,782, or 0.1%, was due to slightly higher selling prices for coatings adding approximately $111,694, or 0.3%, offset by a net reduction in sales volume resulting in lower sales revenue of $87,912, or 0.2%, of which $369,385, or 1.2%, was from an increase in sales volume in foams, offset by a decrease in sales volume in coatings of $457,297, or 9.2%.

Cost of Sales

Cost of sales was $27,848,659, of which $24,499,938 was for foams and $3,348,721 was for coatings, in the six months ended June 30, 2014 compared to $27,280,350, of which $23,835,915 was for foams and $3,444,435 was for coatings, in the six months ended June 30, 2013. The increase in cost of sales of $568,309, or 2.1%, was due to an increase of $250,850 in material costs; $366,590 increase in freight costs; $183,962 increase in other manufacturing costs; offset by a decrease of $233,093 from lower sales volumes. Freight costs increased due to higher trip rates, while material costs rose due to increased pricing from raw materials in the six months ended June 30, 2014 compared to June 30, 2013. Foam cost of sales increased $664,023, or 2.8%, due to $126,619 from higher sales volumes; $42,985 increase in material costs; $332,534 increase freight costs; and $161,885 increase in other manufacturing costs. Coatings cost of sales decreased $95,714, or 2.8%, due to $359,712 from lower sales volumes; offset by an increase of $207,865 in material costs; $34,056 increase in freight costs; and $22,077 increase in other manufacturing costs.

Gross Profit

Gross profit was $6,938,409, of which $5,673,828 was for foams and $1,264,581 was for coatings, in the six months ended June 30, 2014 compared to $7,482,936, of which $5,968,466 was for foams and $1,514,470 was for coatings, in the six months ended June 30, 2013. The decrease in gross profit of $544,527, or 7.3%, was due to higher cost of sales of $568,309, or 8.2%, offset by an increase in sales of $23,782 or 0.01%, which resulted in a reduction to gross margin of 1.6%. Foam gross profit decreased $294,638, or 4.9%, primarily from the increase of cost of sales, which contributed to a reduction in gross margin of 0.9%, while coatings gross profit decreased $249,889, or 16.5%, as result of lower sales and cost of sales, which contributed to a reduction in gross margin of 0.7%.

Operating Expenses

Total operating expenses were $7,242,460, of which $4,433,266 was for foams, $677,807 was for coatings, and $2,131,387 was for corporate expenses, in the six months ended June 30, 2014 compared to $7,668,339, of which $4,369,194 was for foams, $726,953 was for coatings, and $2,572,192 was for corporate expenses, in the six months ended June 30, 2013, resulting in a net decrease of $425,879, or 5.6%.

SG&A was $6,433,195 in the six months ended June 30, 2014 compared to $6,477,807 in the six months ended June 30, 2013. The decrease in SG&A of $44,612, or 0.7%, was due to decreases of: $286,214, or 43.4%, for share-based compensation primarily related to fully vested shares in connection with an advisory and consultant agreement; $68,614, or 52.8%, for rents due to the termination of leases in Georgia and Canada in 2013; $64,530, or 21.2%, for distribution due to improvements in inventory management; $45,629, or 8.6%, for marketing and promotions related to a more streamlined marketing program; $11,710, or 1.7%, for corporate office expenses; and $3,396, or 0.8%, for travel and related services; offset by increases of: $255,708, or 1,995.2%, for bad debt resulting from an increase in customer insolvencies; $61,698, or 30.6%, for insurance expense due to expanded coverage; $47,981, or 345.3%, for investor relations due to an expanded investor relations program; $31,942, or 1.1%, for payroll and related employee benefits from additions to our workforce; $29,960, or 42.7%, for advertising primarily related to the signing of a celebrity spokesperson for national and local campaigns; and $7,922, or 1.5%, for sales commissions.

Professional fees were $355,948 in the six months ended June 30, 2014 compared to $624,492 in the six months ended June 30, 2013. The decrease in professional fees of $268,544, or 43.0%, was due to a recovery, in 2014, of legal fees from our insurance companies and various settlements relating to litigation.

Depreciation expense was $84,779 in the six months ended June 30, 2014 compared to $89,260 in the six months ended June 30, 2014. The decrease in depreciation expense of $4,481, or 5.0%, was due to a decrease in depreciable assets.

Amortization of other intangible assets expense was $133,775 in the six months ended June 30, 2014 compared to $258,451 in the six months ended June 30, 2013. The decrease in amortization of other intangible assets of $124,676, or 48.2%, was due to a decrease in amortizable assets, including customer lists and trade names.

Consulting fees were $234,763 in the six months ended June 30, 2014 compared to $218,329 in the six months ended June 30, 2013. The increase in consulting fees of $16,434, or 7.5%, was due to an increase for testing and certification services of $55,194, offset by a decrease in financial advisory services of $24,760 and recruiting fees of $14,000.

Other (Income) Expense

Total other (income) expense was $1,009,855, of which $418,226 was for foams, $63,943 was for coatings, and $527,686 was for corporate expenses, in the six months ended June 30, 2014 compared to $842,507, of which $385,690 was for foams, $64,171 was for coatings, and $392,646 was for corporate expenses, in the six months ended June 30, 2014, resulting in a net increase of $167,348, or 19.9%.

Interest expense was $572,547 in the six months ended June 30, 2014 compared to $556,782 in the six months ended June 30, 2013. The increase in interest expense of $15,765, or 2.8%, was due to a higher amount outstanding on the New Enhanced Note at an interest rate of 11.0% in the current period compared to 13.1% in the prior comparable period, offset by a lower monthly average amount outstanding on the Revolver Loan at a weighted-average interest rate of 4.3%.

Interest expense for related party was $400,421 in the six months ended June 30, 2014 compared to $369,715 in the six months ended June 30, 2013. The increase in interest expense for related party was $30,706, or 8.3%, of which $29,954 was for share-based compensation expense classified as interest expense related to the issuance of New Guaranty Shares, and $1,112 was accrued interest related to a promissory note.

Interest expense related to our amortized purchase discount was $90,505 in the six months ended June 30, 2014 compared to $0 in the six months ended June 30, 2013. The increase in the interest expense for the purchase discount of $90,505 was related to the amortization of the purchase discount associated with the New Enhanced Note. There was no interest expense for the purchase discount in the prior comparable period.

Gain on derivative liability was $0 in the six months ended June 30, 2014 compared to $65,656 in the six months ended June 30, 2013. The decrease in gain on derivative liability of $65,656, or 100.0%, was due to the expiration of all outstanding warrants as of June 30, 2013.

Other, net gain was $53,618 in the six months ended June 30, 2014 compared to $18,334 in the six months ended June 30, 2013. The increase in other, net gain of $35,284, or 192.5%, was primarily due to the receipt of $61,233 from a default judgment in the current period, offset by a forfeited deposit of $23,738 in the prior comparable period.

Net (Loss)

We had an overall net loss of $1,313,906, of which $2,659,072 was from corporate expenses, offset by $1,345,166 from total segment profits, in the six months ended June 30, 2014 compared to a net loss of $1,027,910, of which $2,964,836 was from corporate expenses, offset by $1,936,926 from total segment profits, in the six months ended June 30, 2013. The increase in the overall net loss of $285,996, or 27.8%, was due to a decrease of $544,527, or 7.3%, in gross profit, offset by increases of $118,648, or 64.0%, in operating loss and $167,348, or 19.9%, in total expense.

Our total segment profits were $1,345,166, of which $822,335 was for foams and $522,831 was for coatings, in the six month period ended June 30, 2014 compared to $1,936,926, of which $1,213,582 was for foams and $723,344 was for coatings, in the six month period ended June 30, 2013. The decrease in total segment profits of $591,761, or 30.6%, was due to a decrease of $544,527, or 7.3%, in segment gross profits, and an increase of $47,234 or 0.9% in segment expenses.

Net loss per share was $0.01 in the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 million asset-based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at June 30, 2014 and 2013, was $1,544,941 and $871,926, respectively. Stockholders' Equity decreased $567,715, or 45.1%, from the period ended December 31, 2013 to June 30, 2014, due to the net loss of $1,313,906, offset by amounts attributable to issuances of common stock for share-based compensation and the issuance of New Guaranty Shares , compared to, a decrease of $10,386, or 0.9%, from the period ended December 31, 2012 to the period ended June 30, 2013, due to the net loss of $1,027,910, offset by amounts attributable to issuances of common stock for share-based compensation and the issuance of New Guaranty Shares.

Management believes that the cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from time to time to not only gauge market conditions but also to ensure additional capital is readily available to fund aggressive growth developments. If we raise additional capital from the sale of capital stock (except for permitted issuances) or debt (other than permitted indebtedness), we are required under the New Enhanced Note to prepay, including any prepayment penalty, the amount raised up to the amount outstanding under the New Enhanced Note as of the date of the closing of the transaction out of the net proceeds of the capital raised.

Net cash used in operating activities was $1,274,043 for the six months ended June 30, 2014, compared to net cash used in operating activities of $1,949,726 for the six months ended June 30, 2013. The cash used in operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was attributable to the net loss of $1,313,906 for the current six month period, including the effect of adjustments to reconcile net loss to cash provided by operating activities and adjusting for non-cash items, primarily decreases of $28,776 in depreciation due to a decrease in depreciable assets, $124,676 in amortization of other intangible assets due to a decrease in amortizable assets including customer lists and non-competes from previous acquisitions, and $278,133 in share-based compensation expense due to completion of vesting of shares originally granted by the Company pursuant to an advisory and consultant agreement in February 2011, offset by increases of $255,708 in provision for losses due to an increase in customer insolvencies, $30,706 in interest expense due to the issuance of New Guaranty Shares being classified as interest expense, and $90,505 in interest expense due to the purchase discount being amortized over the life of the New Enhanced Note, which matures December 2016. The foregoing was augmented by decreases of $162,778 in inventories, $349,656 in prepaid in prepaid expenses and other current assets, $87,112 in deposits and other non-current assets, and $159,219 in accrued expenses and other current liabilities, and increases of $1,737,596 in trade receivables, $173,196 in other intangible assets, $261,011 in costs and estimated earnings in excess of billings, and $140,889 in accounts payable, due primarily to operating activities during the current six month period ended June 30, 2014.

The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); (iii) maintain a Fixed Charge Coverage Ratio (defined as the ratio, determined for any period on a consolidated basis for the Company, of (a) EBITDA to (b) the sum of capital expenditures (except those financed with borrowed money other than revolver loans), cash used to pay taxes, interest expense (other than payment-in-kind), principal payments made on borrowed money, and distributions made, in each case determined for such period)(“FCCR”), tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) maintain minimum liquidity equal to or greater than $500,000. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At June 30, 2014, we were in compliance with all of our Loan Agreement debt covenants.

The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, (iii) maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio of 0.90 to 1.0 from December 2013 to February 2014, 0.80 to 1.0 from March 2014 to April 2014, 0.90 to 1.0 from May 2014 to June 2014, 1.0 to 1.0 for July 2014, and 1.25 to 1.0 from August 2014 and thereafter, and (iv) maintain minimum liquidity equal to or greater than $500,000. At June 30, 2014, we were in compliance with all of our New Enhanced Note debt covenants.

Net cash used in investing activities was $153,428 for the six months ended June 30, 2014, compared to net cash provided of $4,740 for the six months ended June 30, 2013. We invested $206,428 in property, plant and equipment for the six months ended June 30, 2014, of which $118,048 was for a new vehicle, $43,473 was for construction in progress for upgrades to our IT systems, $39,214 was for machinery and equipment related to our manufacturing facilities, and 5,693 was for computers and software for the sales force. We recaptured an aggregate of $53,000 from dispositions of vehicles traded in or sold. We invested $21,846 in property, plant and equipment for the six months ended June 30, 2013, of which $3,090 was for office furniture and equipment, $13,096 was for computers and software for the sales force, and $5,660 was for machinery and equipment related to our manufacturing facilities.

Net cash provided by financing activities was $1,427,471 for the six months ended June 30, 2014, compared to net cash provided of $1,947,191 for the six months ended June 30, 2013. We borrowed a cumulative aggregate of $36,419,491 and made principal repayments for a cumulative aggregate of $34,987,421 under our Bank Revolver Loan, and $4,599 on our long term debt primarily related to financed vehicles, in the second quarter of 2014. We borrowed a cumulative aggregate of $37,151,524 and made principal repayments for a cumulative aggregate of $34,873,019 under our Bank Revolver Loan, an aggregate of $319,998 under our Prior Enhanced Note, and $11,316 on our long term debt primarily related to financed vehicles, for the six months ended June 30, 2103.

Off Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Lapolla Industries, Inc., Plaintiff v. Aspen Specialty Insurance Company, et al, Defendants

On November 29, 2012, Lapolla filed a complaint against its insurance company entitled Lapolla Industries, Inc., Plaintiff, against Aspen Specialty Insurance Company; Aspen Specialty Insurance Management, Inc., Defendants, in the United States District Court for the Eastern District of New York in a dispute related to Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants, an ongoing proceeding the Company is defending (“Markey Action”). The Company alleged that Defendants initially wrongfully denied insurance coverage in the Markey Action, and later wrongfully “conditionally” agreed to provide insurance coverage. We sought declaratory relief as follows: (i) an order that pursuant to existing policies issued by Defendants insuring the Company that Defendants must defend the Company in the Markey Action; (ii) an order declaring that the Company may select its own legal counsel; (iii) damages in an amount to be determined based upon Defendants’ breach of good faith, plus interest; (iv) an award of reasonable attorney fees plus costs and expenses incurred by the Company; and (v) pre- and post-judgment statutory interest. On November 18, 2013, the Company appealed to the Second Circuit Court of Appeals where the parties have completed primary briefing. The Second Circuit heard oral arguments on the briefs on May 13, 2014.  The Second Circuit affirmed the trial court’s order dismissing the case and denied a motion for rehearing and rehearing en banc to the Second Circuit.  This matter is concluded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)      During the quarterly period ended June 30, 2014, the Company issued aggregate of 305,351 shares of common stock, which vested monthly on a pro rata basis over the term of the New Enhanced Note, to the Chairman in exchange for his personal guaranty of the Company’s obligations under the New Enhanced Note. These shares were valued at $.60 per share, and $183,211 in aggregate. The issuances of these shares to the Chairman were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Chairman was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the issuance.

(b)     During the quarterly period ended June 30, 2014, the Company issued aggregate of 56,138 shares of common stock to Jay Nadel, which vested monthly, in accordance with the anti-dilution provision of the Advisory and Consulting Agreement between the Company and Mr. Nadel. These shares were valued at $31,531. The issuances of these shares to Mr. Nadel were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Mr. Nadel was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the issuance.

Item 6. Exhibits.

See Index of Exhibits on Page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 12, 2014	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 12, 2014	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2011).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2001).

3.5	Amendment to Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2002).

3.6	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2002).

3.7	Certificate of Designation of Preferences of Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2006).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.