Form 10-Q
period 2014-09-30
LAPOLLA INDUSTRIES INC
filed 2014-11-17
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

As of October 29, 2014 there were 115,423,905 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2014 and December 31, 2013	2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

Three and Nine Months Ended September 30, 2014 and 2013	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	8,865,019	7,694,589
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contract	226,033	—
Inventories	4,117,012	5,421,935
Prepaid Expenses and Other Current Assets	628,702	1,250,314
Total Current Assets	13,836,766	14,366,838

Property, Plant and Equipment	1,457,539	1,600,679

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,177,837	1,165,157
Deposits and Other Non-Current Assets, Net	449,832	686,658
Total Other Assets	5,862,497	6,086,643

Total Assets	$21,156,802	$22,054,160

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$5,994,722	$6,694,633
Accrued Expenses and Other Current Liabilities	1,156,979	1,456,895
Current Portion of Long-Term Debt	—	4,599
Total Current Liabilities	7,151,701	8,156,127

Other Liabilities:
Non-Current Portion of Revolver Loan	5,442,030	4,539,163
Non-Current Portion of Notes Payable – New Enhanced Note	7,027,882	6,683,561
Non-Current Portion of Note Payable – Related Party	1,300,000	1,300,000
Accrued Interest – Note Payable – Related Party	172,300	117,633
Total Other Liabilities	13,942,212	12,640,357

Total Liabilities	21,093,913	20,796,484

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 115,423,903 and 114,148,378 Issued and Outstanding for September 30, 2014 and December 31, 2013, respectively.	1,154,239	1,141,484
Additional Paid-In Capital	87,855,480	86,734,757
Accumulated (Deficit)	(88,823,919)	(86,495,654)
Accumulated Other Comprehensive (Loss)	(122,911)	(122,911)
Total Stockholders' Equity	62,889	1,257,676

Total Liabilities and Stockholders' Equity	$21,156,802	$22,054,160

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$17,874,308	$18,074,101	$52,661,376	$52,837,387

Cost of Sales	14,588,682	14,136,145	42,437,341	41,416,495

Gross Profit	3,285,626	3,937,956	10,224,035	11,420,892

Operating Expenses:
Selling, General and Administrative	3,341,230	3,396,028	9,774,425	9,873,835
Professional Fees	129,295	192,196	485,243	816,688
Depreciation	42,216	41,786	126,995	131,046
Amortization of Other Intangible Assets	78,653	80,325	212,428	338,776
Consulting Fees	130,309	133,327	365,072	351,656
Total Operating Expenses	3,721,703	3,843,662	10,964,163	11,512,001

Operating Income (Loss)	(436,077)	94,294	(740,128)	(91,109)

Other (Income) Expense:
Interest Expense	306,505	226,808	879,052	783,590
Interest Expense – Related Party	203,877	187,870	604,298	557,585
Interest Expense – Amortization of Discount	46,007	—	136,512	—
(Gain) Loss on Derivative Liability	—	—	—	(65,656)
Other, Net	21,893	(23,206)	(31,725)	(41,540)
Total Other (Income) Expense	578,282	391,472	1,588,137	1,233,979

Net (Loss)	$(1,014,359)	$(297,178)	$(2,328,265)	$(1,325,088)

Net (Loss) Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Shares Outstanding	115,204,510	112,155,974	114,821,758	110,945,316

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment (Loss)				(2,205)
Total Other Comprehensive (Loss)	$—	$—	$—	$(2,205)

Comprehensive (Loss)	$(1,014,359)	$(297,178)	$(2,328,265)	$(1,327,293)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities
Net Loss:	$(2,328,265)	$(1,325,088)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Depreciation	300,619	343,538
Amortization of Other Intangible Assets	212,428	338,776
Provision for Losses on Accounts Receivable	603,796	190,654
Share Based Compensation Expense	583,844	1,008,063
Interest Expense – Related Party	604,298	557,585
Interest Expense – Enhanced Notes PIK	207,809	—
Interest Expense – Amortization of Discount	136,512	—
Loss on Foreign Currency Exchange	46,391	—
Gain on Derivative Liability	—	(65,656)
Gain on Disposal of Asset	(4,052)	(7,148)
Changes in Assets and Liabilities:
Trade Receivables	(1,821,303)	(1,179,635)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contract	(226,033)	—
Inventories	1,304,923	(313,396)
Prepaid Expenses and Other Current Assets	621,612	(4,804)
Other Intangible Assets	(225,108)	(96,715)
Deposits and Other Non-Current Assets	236,826	(274,871)
Accounts Payable	(699,221)	711,582
Accrued Expenses and Other Current Liabilities	(299,916)	105,651
Net Cash (Used in) Operating Activities	(744,840)	(11,464)

Cash Flows From Investing Activities
Acquisitions of Property, Plant and Equipment	(206,427)	(40,401)
Proceeds from Disposal of Property, Plant and Equipment	53,000	28,786
Net Cash Provided by (Used in) Investing Activities	$(153,427)	$(11,615)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	54,567,575	56,715,217
Principal Repayments to Revolver Loan	(53,664,709)	(56,000,604)
Principal Repayments to Notes Payable – Enhanced		(673,331)
Principal Repayments on Long Term Debt	(4,599)	(15,998)
Net Cash Provided by Financing Activities	898,267	25,284

Net Effect of Exchange Rate Changes on Cash	—	(2,205)

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Interest	$790,575	$598,769

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of Restricted Common Stock for Related Party Personal Guaranty on Note Payable	$329,074	$504,863

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements. The condensed financial statements included herein should be read in conjunction with the financial statements and Notes thereto included in Lapolla’s latest annual report on Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Certain amounts in the prior years have been reclassified to conform to the 2014 unaudited condensed financial statement presentation. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14. See Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) for risk factors that could impact results. Refer to the Company’s 2013 Annual Report for a description of major accounting policies. There have been no material changes to these accounting policies during the three and nine months ended September 30, 2014.

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

Income Taxes

The Company’s provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company’s deferred tax asset was approximately $23.1 million and $23.5 million at September 30, 2014 and December 31, 2013, respectively. The Company recorded a valuation allowance against the deferred tax asset of $23.1 million and $23.5 million at September 30, 2014 and December 31, 2013, respectively, reducing its net carrying value to zero. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2014 and December 31, 2013. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. The Company does not believe any indicators of impairment exist for property, plant and equipment at September 30, 2014. Net property, plant and equipment totaled $1,457,539 and $1,600,679 as of and for the quarter and year ended September 30, 2014 and December 31, 2013, respectively. Depreciation expense totaled $96,695 and $110,838, of which $54,479 and $69,052, and $300,619 and $343,538, of which $173,624 and $212,492, was included in cost of sales, for the three and nine months ended September 30, 2014 and 2013, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at September 30, 2014 and December 31, 2013. The Company operates two reporting units or segments, Foam and Coatings. Disclosures related to goodwill are included in Note 9 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if management believes indicators of impairment exist, by comparing the carrying value of each reportable segment to its estimated fair value. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. As of September 30, 2014, the Company does not believe any indicators of impairment exist for goodwill that would require additional analysis before the 2014 annual evaluation.

Other Intangible Assets

The Company had other intangible assets consisting primarily of customer lists, product formulations, trade names, and non-competes that were acquired as part of business combinations. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 9 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company does not believe any indicators of impairment exist for other intangible assets at September 30, 2014. Net other intangible assets totaled $1,177,837 and $1,165,157 as of September 30, 2014 and December 31, 2013, respectively. Amortization expense totaled $78,653 and $80,325, and $212,428 and $338,776, for the three and nine months ended September 30, 2014 and 2013, respectively.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Amounts billed for shipping and handling are included in sales (freight). Freight included in sales totaled $245,379 and $291,466, and $720,394 and $851,699, for the three and nine months ended September 30, 2014 and 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. Sales are recorded net of sales tax. Freight included in cost of sales totaled $1,102,799 and $882,121, and $3,136,657 and $2,549,389, for the three and nine months ended September 30, 2014 and 2013, respectively.

Share-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a straight line closing trading stock price based valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share based compensation expense was $189,670 and $309,762, and $563,369 and $969,676, for the three and nine months ended September 30, 2014 and 2013, respectively. If additional stock options or stock awards are granted, financial performance will be negatively affected, and if outstanding stock options or stock awards are forfeited or canceled, resulting in non-vesting of such stock options or stock awards, financial performance will be positively affected. In either instance, the Company’s financial performance may change depending on stock option or stock award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $698,000 and $317,000 at September 30, 2014 and December 31, 2013, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods, which would adversely affect the Company’s financial performance.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions - continued

Advertising and Marketing

Advertising and marketing costs are generally expensed as incurred. Expenditures for trade magazines and television commercials are expensed at the time the first advertisement is printed or shown on television. Expenditures for certain advertising and marketing activities related to trade shows are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising occurs. Deferred advertising capitalized was $167,836 and $66,719 for the nine months ended September 30, 2014 and 2013, respectively. Total advertising and marketing costs expensed were $218,930 and $129,176, and $806,578 and $732,493, for the three and nine months ended September 30, 2014 and 2013, respectively.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2014 and 2013, basic and diluted net (loss) per share are the same since (a) the Company has reflected a net loss for the period presented and (b) the potential issuance of shares of common stock of the Company would be anti-dilutive.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern:  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company is currently evaluating the impact the pronouncement will have on the condensed financial statements and related disclosures.

Note 2. Liquidity.

The Company had an accumulated deficit of $88,823,919 on September 30, 2014, had a net loss of $2,328,265 during the nine months ended September 30, 2014, and used $744,840 of cash in operating activities during the nine months ended September 30, 2014. As a result, there are concerns about the liquidity of the Company at September 30, 2014. The Company has a working capital surplus of $6,685,065. Management believes that the cash generated from operations, the cash available under the Revolver Loan, subject to borrowing base limitations, and the Chairman’s Financial Substitution Commitment, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and nine month periods ended September 30, 2014 and 2013, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 44% and 44%, and 43% and 53%, of purchases, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 4. Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2014	December 31, 2013
Trade Receivables	$9,562,804	$8,011,176
Less: Allowance for Doubtful Accounts	(697,785)	(316,587)
Trade Receivables, Net	$8,865,019	$7,694,589

Note 5. Costs and Estimated Earnings on Uncompleted Contract.

The following is a summary of contracts in progress at:

September 30, 2014
Costs Incurred on Uncompleted Contracts	$961,644
Estimated Net Income on Uncompleted Contracts	228,059
1,189,703
Billings to Date	(963,670)
$226,033

This amount is included in the accompanying condensed balance sheet under the following captions at:

September 30, 2014
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$226,033
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	—
$226,033

Note 6. Inventories.

The following is a summary of inventories at:

	September 30, 2014	December 31, 2013
Raw Materials	$1,139,123	$1,804,959
Finished Goods	2,977,889	3,616,976
Total Inventories	$4,117,012	$5,421,935

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	September 30, 2014	December 31, 2013
Prepaid Insurances	$150,647	$582,654
Prepaid Marketing	166,770	152,667
Prepaid Consulting	44,048	66,208
Prepaid Other	267,237	357,839
Note Receivable, Net	—	90,946
Total Prepaid Expenses and Other Current Assets	$628,702	$1,250,314

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2014	December 31, 2013
Vehicles	$573,717	$649,487
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	297,737	327,329
Computers and Software	896,339	1,185,333
Machinery and Equipment	2,503,062	2,466,007
Total Property, Plant and Equipment	$4,559,632	$4,916,933
Less: Accumulated Depreciation	(3,102,093)	(3,316,254)
Total Property, Plant and Equipment, Net	$1,457,539	$1,600,679

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 9. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	September 30, 2014	December 31, 2013
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	September 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(88,467)	$50,004	$138,471	$(81,544)	$56,927
Trade Names	750,186	(306,722)	443,464	740,325	(269,212)	471,113
Approvals and Certifications	1,763,002	(1,078,633)	684,369	1,547,754	(910,637)	637,117
	$2,651,659	$(1,473,822)	$1,177,837	$2,426,550	$(1,261,393)	$1,165,157

Note 10. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets at:

	September 30, 2014	December 31, 2013
Deferred Financing Fees	$211,519	$285,246
Prepaid Expenses	19,523	46,744
Other Receivables	65,205	55,293
Deposits	153,585	153,584
Note Receivable, Net	—	145,791
Total Deposits and Other-Non-Current Assets	$449,832	$686,658

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2014	December 31, 2013
Accrued Payroll	$67,877	$169,785
Accrued Commissions	101,534	61,000
Accrued Inventory Purchases	116,974	178,616
Accrued Taxes and Other	806,690	606,275
Accrued Insurance	34,022	427,395
Deferred Finance Charge Income	29,882	13,824
Total Accrued Expenses and Other Current Liabilities	$1,156,979	$1,456,895

Note 12. Financing Instruments.

(a) Loan and Security Agreement. The Company maintains a $13,000,000 revolver loan (“Revolver Loan”) pursuant to a Loan and Security Agreement with Bank of America, N.A. (“Bank”), under which the Company granted the Bank a continuing security interest in and lien upon all Company assets ("Loan Agreement”). The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At September 30, 2014 and December 31, 2013, the balance outstanding on the Revolver Loan was $5,442,030 and $4,539,163, and the weighted-average interest rate was 4.4% and 4.5%, respectively. At September 30, 2014, the available balance was $1,077,892. Under the Loan Agreement, the Company was required to have a certain Fixed Charge Coverage Ratio (FCCR) as of the last day of each month. As of September 30, 2014, the Company was not in compliance with this covenant primarily because of a non-recurring note receivable write-off. Accordingly, the Bank agreed to amend the definition of FCCR to 1.0 to 1.0. The Bank also agreed to amend the Revolver Termination Date from March 31, 2016 to February 15, 2015, which will allow us to continue to draw under the Revolver Loan until February 15, 2015. As a result, the Company was in compliance with all of the Loan Agreement debt covenants at September 30, 2014. See also Note 17 – Subsequent Events, Items (a) and (b), for more information.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 12. Financing Instruments – continued.

(b) Note Purchase Agreements.

(i) New Enhanced Note. The Company issued an aggregate of $7.2 million in Subordinated Secured Promissory Notes to Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), pursuant to a Note Purchase Agreement, of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs, both of which mature on December 10, 2016, under which the Company granted a second lien on all its assets after the Bank (“New Enhanced Note”). Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK interest at the rate of 3.75% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 11%. In connection with the Prior Enhanced Note (defined below) being refinanced in connection with the New Enhanced Note (Refer to (iii) below), a purchase discount of $542,886 was recognized and is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At September 30, 2014 and December 31, 2013, the balance outstanding on the New Enhanced Note was $7,027,882 and $6,683,561 and the effective interest rate was 23.6% and 29.0%, respectively. At September 30, 2014, interest expense – amortization of discount was $136,512. Under the New Enhanced Note, the Company was required to have a certain EBITDA for the three months ended as of the last day of each month and FCCR as of the last day of each month. As of September 30, 2014, the Company was not in compliance with these covenants primarily because of a non-recurring note receivable write-off. Accordingly, Enhanced Jobs and Enhanced Credit agreed to amend the definition of FCCR to 1.0 to 1.0  and the EBITDA requirements. In addition, the PIK interest rate was changed from 3.75% to 4.25%. As a result, the Company was in compliance with all of the New Enhanced Note debt covenants at September 30, 2014. See also Note 17 – Subsequent Events, Item (c), for more information.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, Richard J. Kurtz, Chairman of the Board and principal stockholder (the “Chairman”), as guarantor, entered into a Guaranty Agreement with Enhanced Credit, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for the Chairman’s personal guaranty of the obligations under the New Enhanced Note, granted the Chairman 3,681,000 shares of restricted common stock, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share for an aggregate of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. At September 30, 2014 and December 31, 2013, there were 916,054 and 73,821 New Guaranty Shares vested, valued and recorded in the aggregate at $549,633 and $44,293, respectively.

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

(c) Note Payable – Related Party. On April 16, 2012, the Company issued a $1,300,000 promissory note, bearing interest at 5% per annum, to the Chairman in exchange for an equal amount of proceeds, which is subordinate to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above and matures on June 10, 2017. At September 30, 2014 and 2013, interest expense – related party was $54,667 and $52,634, respectively.

Note 13. Related Party Transactions.

(a) On April 28, 2014, the Company granted an aggregate of 400,000 five-year stock options to four non-employee directors, consisting of Jay C. Nadel, Arthur J. Gregg, Augustus J. Larson, and Howard L. Brown, each for 100,000 shares of common stock, at an exercise price equal to $0.42 per share. Each of the foregoing stock options vest over a period of two (2) years at the rate of 50,000 options on April 30, 2015 and 50,000 options on April 30, 2016, and are exercisable after one (1) year from each respective vesting date. All stock options automatically vest and are exercisable upon a change in control. For the three and nine months ended September 30, 2014, the company recognized approximately $14,000 and $33,000 in expense related to these options, respectively. The options are valued using the Black-Scholes model. The total fair value of the grant to be recognized is $155,027. In addition, the cash compensation to the foregoing non-employee directors was increased from $10,000 per year, payable quarterly, to $12,500 per year, effective January 1, 2014.

(b) On April 28, 2014, the Company granted an aggregate of 1,025,000 five-year stock options to eight key employees, including the named executive officers, consisting of Douglas J. Kramer, Michael T. Adams, Harvey L. Schnitzer, and Charles A. Zajaczkowski, of which 350,000 options were for Mr. Kramer, 150,000 options each were for Mr. Adams and Mr. Schnitzer, and 100,000 options were for Mr. Zajaczkowski, and 275,000 options were for other key employees, each for shares of the Company’s common stock, at an exercise price equal to $0.42 per share. Each of the foregoing stock options vest over a period of three (3) years at the rate of 33 and 1/3 percent at December 31, 2014, December 31, 2015, and December 31, 2016, and are exercisable upon vesting. All stock options automatically vest upon a change in control. For the three and nine months ended September 30, 2014, the company recognized approximately $34,000 and $83,000 in expense related to these options, respectively. The options are valued using the Black-Scholes model. The total fair value of the grant to be recognized is $368,189.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Related Party Transactions - continued.

(c) On May 14, 2014, the Company granted five-year stock options to the Chairman for an aggregate of 400,000 shares of the Company’s common stock, at an exercise price equal to $0.54 per share. The foregoing stock options vest over a period of two (2) years at the rate of 200,000 options on May 14, 2015 and May 14, 2016, respectfully, and once vested, are immediately exercisable. Upon commencement of a change in control, all unvested stock options automatically vest. For the three and nine months ended September 30, 2014, the company recognized approximately $13,000 and $38,000 in expense related to these options, respectively. The options are valued using the Black-Scholes model. The total fair value of the grant to be recognized is $199,305.

(d) For the three and nine months ended September 30, 2014, 20,367 and 334,471 shares of common stock, including anti-dilution shares, were issued to a non-employee director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $13,563 and $193,777, respectively.

(e)     For the three and nine months ended September 30, 2014, 308,707 and 916,054 shares of common stock previously issued to the Chairman in connection with his personal guaranty of the New Enhanced Note vested, which transactions were valued and recorded in the aggregate at $185,224 and $549,633, and classified as interest expense – related party.  See also Note 12 – Financing Instruments Item (b)(ii) – New Guaranty Agreement, for more information.

(f) For the three and nine months ended September 30, 2014, the Company accrued an aggregate of $18,654 and $54,667 in interest relating to the promissory note to the Chairman. See also Note 12 – Financing Instruments, Item (c) – Note Payable – Related Party, for more information.

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

The computation of the Company’s basic and diluted earnings per share at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss available to common shareholders	$(1,014,359)	$(297,178)	$(2,328,265)	$(1,325,088)
Weighted average common shares outstanding	115,204,510	112,155,974	114,821,758	110,945,316
Dilutive effect of equity incentive plans	350,000	350,000	350,000	350,000
Weighted average common shares outstanding, assuming dilution	115,487,651	112,274,357	114,143,420	111,035,142
Basic earnings per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted earnings per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

At September 30, 2014, a total of 2,460,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share, of which 350,000 stock options had exercise prices less than the market value of the common shares (in-the-money) and 2,110,000 stock options had exercise prices greater than or equal to the market value of the common shares (out-of-the-money). At September 30, 2013, a total of 3,055,833 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share, of which 350,000 stock options were in-the-money and 2,705,833 stock options were out-of-the-money. Such out-of-the-money securities could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price of these securities and they have not expired.

Note 15. Securities Transactions.

(a) During the third quarter of 2014, the Company vested an aggregate of 308,707 shares of restricted common stock previously issued to the Chairman in connection with his personal guaranty of the New Enhanced Note, which transactions were valued and recorded in the aggregate at $185,224, and classified as interest expense – related party.

(b) During the third quarter of 2014, the Company issued an aggregate of 20,367 anti-dilution shares of restricted common stock in connection with an agreement for advisory and consulting services, which transactions were valued and recorded in the aggregate at $13,563.

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

	Three Months Ended September 30,
	2014			2013
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$15,381,003	$2,493,305	$17,874,308	$15,299,778	$2,774,323	$18,074,101
Depreciation	32,695	5,300	37,995	31,835	5,773	37,608
Amortization of Other Intangible Assets	60,913	9,874	70,787	61,196	11,097	72,293
Interest Expense	239,389	38,806	278,195	175,513	31,826	207,339
Segment Profit	$90,515	$204,844	$295,359	$695,746	$412,992	$1,108,738
Segment Assets (1)	17,350,894	3,575,856	20,926,750	17,791,684	3,942,638	21,734,322
Expenditures for Segment Assets	$—	$—	$—	$15,707	$2,848	$18,555

	Nine Months Ended September 30,
	2014			2013
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$45,554,927	$7,106,449	$52,661,376	$45,103,935	$7,733,452	$52,837,387
Depreciation	98,872	15,424	114,296	100,579	17,262	117,841
Amortization of Other Intangible Assets	165,385	25,800	191,185	260,272	44,626	304,898
Interest Expense	700,634	109,297	809,931	572,439	98,149	670,588
Segment Profit	$911,939	$728,586	$1,640,525	$1,909,559	$1,136,106	$3,045,665
Segment Assets (1)	17,420,376	3,506,374	20,926,750	17,907,817	3,826,505	21,734,322
Expenditures for Segment Assets	$178,570	$27,857	$206,427	$34,488	$5,913	$40,401

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Nine Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2014	2013	2014	2013
Total Profit or Loss for Reportable Segments	$295,359	$1,108,738	$1,640,525	$3,045,665
Unallocated Amounts:
Corporate Expenses	(1,309,718)	(1,405,916)	(3,968,790)	(4,370,753)
Income (Loss) Before Income Taxes	$(1,014,359)	$(297,178)	$(2,328,265)	$(1,325,088)

Assets	At September 30, 2014	At December 31, 2013
Total Assets for Reportable Segments (1)	$20,926,750	$21,661,548
Other Unallocated Amounts (2)	230,052	392,612
Consolidated Total	$21,156,802	$22,054,160

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

	Three Months Ended September 30,
	2014					2013
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$16,587,621	705,906	—	580,781	$17,874,308	$15,157,883	458,781	1,568,589	888,848	$18,074,101
Long-Lived Assets	20,926,750	—	—	—	20,926,750	21,734,322	—	—	—	21,734,322

	Nine Months Ended September 30,
	2014					2013
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$48,843,085	1,701,042	660,000	1,457,249	$52,661,376	45,082,381	1,063,272	4,176,558	2,515,176	$52,837,387
Long-Lived Assets	20,926,750	—	—	—	20,926,750	21,734,322	—	—	—	21,734,322

Note 17.   Subsequent Events.

(a) Loan and Security Agreement Amendment. On November 14, 2014, the Company and the Bank entered into an amendment, effective August 31, 2014, to the Loan Agreement. Under the Loan Agreement, the Company was required to have a certain FCCR as of the last day of each month. The Company was not in compliance with this covenant primarily because of a non-recurring note receivable write-off. Accordingly, the Bank agreed to amend the definition of FCCR to 1.0 to 1.0. The Bank also agreed to amend the Revolver Termination Date from March 31, 2016 to February 15, 2015, which will allow us to continue to draw under the Revolver Loan until February 15, 2015. As a result of the amendment, the Company regained compliance with all of its Loan Agreement debt covenants at September 30, 2014.

(b) Chairman’s Financial Substitution Commitment. On November 14, 2014, the Chairman of the Board and majority stockholder provided Management with a financial commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to the Loan Agreement, which matures on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement (“Financial Substitution Commitment”). This Financial Substitution Commitment will either be satisfied from his personal funds, or, from funds caused by him to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the Chairman of the Board fund $250,000 under this Financial Substitution Commitment to meet a request from the Bank which payment was made on November 14, 2014.   See (d) below.

(c) New Enhanced Note Amendment. On November 14, 2014, the Company and Enhanced Jobs and Enhanced Capital entered an amendment, effective August 31, 2014, to  the Note Purchase Agreement. Under the New Enhanced Note, the Company was required to have a certain EBITDA for the three months ended as of the last day of each month and FCCR as of the last day of each month. As of September 30, 2014, the Company was not in compliance with these covenants primarily because of a non-recurring note receivable write-off. Accordingly, Enhanced Jobs and Enhanced Credit agreed to amend the definition of FCCR to 1.0 to 1.0 and the EBITDA requirements. In addition, the PIK interest rate was changed from 3.75% to 4.25%. As a result of the amendment, the Company regained compliance with all of its New Enhanced Note debt covenants at September 30, 2014.

(d) On November 14, 2014, the Company issued a $250,000 promissory note, bearing interest at 8% per annum, to the Chairman in exchange for an equal amount of cash proceeds, which is subordinate to the Loan Agreement and the New Enhanced Note and matures June 10, 2017.

(e) On October 14, 2014, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 1,150,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.425 per share, which options were immediately vested and exercisable at the time of grant (“Kramer Options”). The Kramer Options were granted as partial replacement for 2,000,000 stock options were granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to December 31, 2015, however, due to the 8 year life limitation, they were deemed canceled at the end of 8 years. The Company also undertook to grant the additional 850,000 stock options (to make up for the total 2,000,000 stock options) on January 2, 2015 since the equity Incentive Plan only permits the grant of a total of 2,000,000 stock options during any calendar year (and Mr. Kramer was previously granted 850,000 stock options during the 2014 year for other incentives).

(f) The Company has evaluated subsequent events through the date of filing this report.

FORWARD LOOKING STATEMENTS

Statements made by us in this report that are not statements of fact constitute "forward-looking statements". These forward-looking statements are necessarily estimates reflecting the best judgment of management and express our opinions and current expectations about trends and factors which may impact future operating results. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements and could cause our financial condition, results of operations, or cash flows to be materially adversely affected. For a discussion of risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Presentation

This financial review presents our operating results for the three and nine months ended September 30, 2014 and 2013, and our financial condition at September 30, 2014. To supplement our condensed financial statements presented on a GAAP basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. In addition, the following review should be read in conjunction with information presented in Part I, Item 6 – Selected Financial Data relating to non-GAAP financial measures EBITDA and Adjusted EBITDA and the financial statements and related notes for the year ended December 31, 2013 contained in the annual report on Form 10-K for the year ended December 31, 2013. Refer to Note 1 – Summary of Significant Accounting Policies for further information regarding significant accounting policies and Note 16 – Business Segment and Geographic Area Information to our financial statements listed under Item 1 of Part I of this report for further information regarding our business segments and geographic area data.

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

Performance for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

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

	Three Months Ended September 30,
	2014	2013
Summary of Overall Results of Operations
Sales	$17,874,308	$18,074,101
Operating Income (Loss)	(436,077)	94,294
Other (Income) Expense	578,282	391,472
Net Loss	(1,014,359)	(297,178)
EBITDA (Unaudited)	$(222,693)	$379,840
Adjusted EBITDA (Unaudited)	$(20,630)	$689,602

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,014,359)	$(297,178)
Additions / (Deductions):
Interest Expense	306,505	226,808
Interest Expense – Related Party	203,877	187,870
Interest Expense – Amortization of Discount	46,007	—
Tax Expense (Benefit)	59,929	71,177
Depreciation	96,695	110,838
Amortization of Other Intangible Assets	78,653	80,325
EBITDA	$(222,693)	$379,840
Additions / (Deductions):
Share Based Compensation (1)	202,063	309,762
Adjusted EBITDA	$(20,630)	$689,602

(1) Represents non-cash share based compensation for the periods then ended.

Sales

Sales were $17,874,308, of which $15,381,003 were for foams and $2,493,305 were for coatings, in the third quarter of 2014 compared to $18,074,101, of which $15,299,778 were for foams and $2,774,323 were for coatings, in the third quarter of 2013. Total sales volume for the third quarter of 2014 decreased by $559,893 or 3.3%, of which $78,517 or 0.5% was for foams and $481,376 or 17.4% was for coatings, as a result of decreased demand, which decrease in sales volume was offset by higher selling prices during the third quarter of 2014 adding approximately $360,100 or 2.0% to sales, of which $159,742 or 1.0% was for foams and $200,358 or 7.2% was for coatings resulting in a net decrease in sales for the third quarter of 2014 of $199,793 or 1.1% from the third quarter of 2013.

Cost of Sales

Cost of sales was $14,588,682, of which $12,717,336 was for foams and $1,871,346 was for coatings, in the third quarter of 2014 compared to $14,136,145, of which $12,209,091 was for foams and $1,927,054 was for coatings, in the third quarter of 2013. The increase in cost of sales of $452,537 or 3.2% was primarily due to $260,829 increase in material costs; $220,678 increase in freight costs; and $182,790 increase in other manufacturing costs, these costs were partiality offset by increases in selling price. Freight costs increased due to higher trip rates, while material costs rose due to increased pricing from raw materials in the third quarter of 2014 compared to the third quarter of 2013. Foam cost of sales increased $508,245 or 4.2%, primarily due to $247,220 increase in material costs; $199,470 increase freight costs; and $159,338 increase in other manufacturing costs, these costs are partiality offset by increases in the selling price. Coatings cost of sales decreased $55,708, or 2.9%, primarily due to lower sales volumes; offset by an increase of $13,609 in material costs; $21,208 increase in freight costs; and $25,452 increase in other manufacturing costs.

Gross Profit

Gross profit was $3,285,626, of which $2,663,667 was for foams and $621,959 was for coatings, in the third quarter of 2014 compared to $3,937,956, of which $3,090,687 was for foams and $847,269 was for coatings, in the third quarter of 2013. The decrease in gross profit of $652,330 or 16.6% was due to the $199,793 or 1.1%, decrease in sales, augmented by the $452,537 or 3.2% increase in cost of sales, which resulted in a decrease to gross margin of 3.4%. Foam gross profit decreased $427,020 or 13.8%, as a result of a decrease in demand and higher cost of sales, which contributed to a decrease in gross margin of 2.3%, while coatings gross profit decreased $225,310 or 26.6%, primarily from the decrease in sales, which contributed to a reduction in gross margin of 1.1%.

Operating Expenses

Total operating expenses were $3,721,703, of which $2,314,900 was for foams, $375,280 was for coatings, and $1,031,523 was for corporate expenses, in the third quarter of 2014 compared to $3,843,662, of which $2,237,202 was for foams, $405,683 was for coatings, and $1,200,777 was for corporate expenses, in the third quarter of 2013, resulting in a net decrease of $121,959, or 3.2%.

SG&A was $3,341,230 in the third quarter of 2014 compared to $3,396,028 in the third quarter of 2013. The decrease in SG&A of $54,798 or 1.6%, was due to decreases of: $120,092 or 38.8%, for share-based compensation primarily related to fully vested shares in connection with an advisory and consultant agreement; $87,496 or 5.8%, for payroll and related employee benefits from reductions in our workforce; $58,815 or 17.7%, for sales commissions from lower sales and gross profit margin; $33,499 or 15.1%, for travel and related services due to a decrease in employee travel; $20,050 or 4.8%, for corporate office expenses primarily related to savings in cellphone expenses and bank fees; $14,503 or 34.3%, for rents; $8,816 or 6.2%, for distribution; $1,377 or 44.8%, for advertising; offset by increases of: $157,435 or 88.5%, for bad debt resulting from an increase in customer insolvencies; $91,131 or 72.3%, for marketing and promotions primarily related to the Ty Pennington contract; $30,293 or 30.1%, for insurance expense due to expanded coverage; $10,991 or 172.4%, for investor relations.

Professional fees were $129,295 in the third quarter of 2014 compared to $192,196 in the third quarter of 2013. The decrease in professional fees of $62,901 or 32.7% was primarily due to a favorable settlement relating to litigation.

Depreciation expense was $42,216 in the third quarter of 2014 compared to $41,786 in the third quarter of 2013. The increase in depreciation expense of $430 or 1.0% was due to an increase in depreciable assets.

Amortization of other intangible assets expense was $78,653 in the third quarter of 2014 compared to $80,325 in the third quarter of 2013. The decrease in amortization of other intangible assets expense of $1,672 or 2.1% was due to a decrease in amortizable assets.

Consulting fees were $130,309 in the third quarter of 2014 compared to $133,327 in the third quarter of 2013. The decrease in consulting fees of $3,018 or 2.3% was due to a decrease in business consulting services.

Other (Income) Expense

Total other (income) expense was $578,282 of which $258,225 was for foams, $41,862 was for coatings, and $278,195 was corporate expenses, in the third quarter of 2014 compared to $391,472 of which $157,731 was for foams, $28,602 was for coatings, and $205,139 was for corporate expenses, in the third quarter of 2013, resulting in a net increase of $186,810 or 47.7%.

Interest expense was $306,505 in the third quarter of 2014 compared to $226,808 in the third quarter of 2013. The increase in interest expense of $79,697 or 35.1% was due to a higher monthly average amount outstanding on the Revolver Loan at a weighted-average interest rate of 3.8%, augmented by a higher amount outstanding on the New Enhanced Note at an interest rate of 11.0% in the current quarter.

Interest expense for related party was $203,877 in the third quarter of 2014 compared to $187,870 in the third quarter of 2013. The increase in interest expense for related party of $16,007 or 8.5% was due to share-based compensation expense classified as interest expense related to the vesting of New Guaranty Shares.

Interest expense related to our amortized purchase discount was $46,007 in the third quarter of 2014 compared to $0 in the second quarter of 2013. The increase in the interest expense for the purchase discount of $46,007 was related to the amortization of the purchase discount associated with the New Enhanced Note. There was no interest expense for the purchase discount in the prior comparable period.

Other, net loss was $21,893 in the third quarter of 2014 compared to gain of $23,206 in the third quarter of 2013. The decrease in other, net loss of $45,099 or 194.3% was primarily due to an increase of $39,781 in foreign currency transaction loss.

Net Loss

We had an overall net loss of $1,014,359, of which $1,309,718 was from corporate expenses, offset by $295,359 of total segment profits, in the third quarter of 2014 compared to a net loss of $297,178, of which $1,405,916 was from corporate expenses, offset by $1,108,738 of total segment profits, in the third quarter of 2013. The increase in the overall net loss of $717,181 or 241.3% was due to a decrease of $652,330 or 16.6% in gross profit, an increase of $186,810 or 47.7% in total other expense, offset by a decrease $121,959 or 3.2% in operating expenses.

Our total segment profits were $295,359, of which $90,515 was for foams and $204,844 was for coatings, in the third quarter of 2014 compared to $1,108,738, of which $695,746 was for foams and $412,992 was for coatings, in the third quarter of 2013. The decrease in total segment profits of $813,380 or 73.4% was due to a decrease of $652,330 or 16.6%, in segment gross profits, augmented by an increase of $161,050, or 5.7%, in segment expenses.

Net loss per share was $0.01 in the third quarter of 2014 compared to $0.00 in the third quarter of 2013.

Performance for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

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

	Nine Months Ended September 30,
	2014	2013
Summary of Overall Results of Operations
Sales	$52,661,376	$52,837,387
Operating (Loss)	(740,128)	(91,109)
Other (Income) Expense	1,558,137	1,233,979
Net Loss	(2,328,265)	(1,325,088)
EBITDA (Unaudited)	$(87,225)	$827,864
Adjusted EBITDA (Unaudited)	$496,619	$1,797,540

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(2,328,265)	$(1,325,088)
Additions / (Deductions):
Interest Expense	879,052	783,590
Interest Expense – Related Party	604,298	557,585
Interest Expense – Amortization of Discount	136,512	—
Tax Expense (Benefit)	108,131	129,463
Depreciation	300,619	343,538
Amortization of Other Intangible Assets	212,428	338,776
EBITDA	$(87,225)	$827,864
Additions / (Deductions):
Share Based Compensation (1)	583,844	969,676
Adjusted EBITDA	$496,619	$1,797,540

(1) Represents non-cash share based compensation for the periods then ended.

Sales

Sales were $52,661,376, of which $45,554,927 were for foams and $7,106,449 were for coatings, in the nine months ended September 30, 2014 compared to $52,837,387, of which $45,103,935 were for foams and $7,733,452 were for coatings, in the nine months ended September 30, 2013. Total sales volume for the nine months ended September 30, 2014 decreased by $839,334 or 1.6%, of which $1,047,026 or 13.6% was for coatings, which decrease in sales of coatings was offset by an increase of $207,692 or 0.5% for foams, compared to nine months ended September 30, 2013, The decrease in total sales was offset by higher selling prices adding approximately $663,323 or 1.3%, of which $243,300 or 0.5% was for foams and $420,023 or 5.4% was for coatings, resulting in a net decrease in sales of $ 176,001 or 0.3%

Cost of Sales

Cost of sales was $42,437,341, of which $37,217,789 was for foams and $5,219,552 was for coatings, in the nine months ended September 30, 2014 compared to $41,416,495, of which $36,044,975 was for foams and $5,371,520 was for coatings, in the nine months ended September 30, 2013. The increase in cost of sales of $1,020,846, or 2.5%, was primarily due to an increase of $404,911 in material costs; $587,268 increase in freight costs; $366,752 increase in other manufacturing costs, these costs were partiality offset by increases in selling price. Freight costs increased due to higher trip rates, while material costs rose due to increased pricing from raw materials in the nine months ended September 30, 2014 compared to September 30, 2013. Foam cost of sales increased $1,172,814, or 3.3%, primarily due to $386,068 increase in material costs; $532,120 increase freight costs; and $321,642 increase in other manufacturing costs. Coatings cost of sales decreased $151,968 or 2.8%, primarily due to lower sales volumes; offset by an increase of $18,843 in material costs; $55,148 increase in freight costs; and $45,110 increase in other manufacturing costs.

Gross Profit

Gross profit was $10,224,035, of which $8,337,138 was for foams and $1,886,897 was for coatings, in the nine months ended September 30, 2014 compared to $11,420,892, of which $9,058,960 was for foams and $2,361,932 was for coatings, in the nine months ended September 30, 2013. The decrease in gross profit of $1,196,857 or 10.5% was due to higher cost of sales of $1,020,846 or 2.5% and a decrease in sales of $176,011 or 0.3%, which resulted in a reduction to gross margin of 2.2%. Foam gross profit decreased $721,822 or 8.0%, primarily from the increase of cost of sales, which contributed to a reduction in gross margin of 1.3%, while coatings gross profit decreased $475,035 or 20.1%, as result of lower sales and cost of sales, which contributed to a reduction in gross margin of 0.9%.

Operating Expenses

Total operating expenses were $10,964,163, of which $6,748,863 was for foams, $1,052,389 was for coatings, and $3,162,911 was for corporate expenses, in the nine months ended September 30, 2014 compared to $11,512,001, of which $6,605,953 was for foams, $1,132,980 was for coatings, and $3,773,068 was for corporate expenses, in the nine months ended September 30, 2013, resulting in a net decrease of $547,838, or 4.8%.

SG&A was $9,774,425 in the nine months ended September 30, 2014 compared to $9,873,835 in the nine months ended September 30, 2013. The decrease in SG&A of $99,410 or 1.0%, was due to decreases of: $406,306, or 41.9%, for share-based compensation primarily related to fully vested shares in connection with an advisory and consultant agreement; $83,117 or 48.3%, for rents due to termination of leases in Georgia and Canada in 2013; $73,346 or 16.4%, for distribution due to improvements in inventory management; $55,554 or 1.3% for payroll and related employee benefits from reductions in our workforce; $50,893 or 6.0%, for sales commissions from lower sales and gross profit margin; $36,895 or 5.7%, for travel and related services due to a decrease in employee travel; $31,760 or 2.8%, for corporate office expenses primarily related to savings in cellphone expenses and decreases in bank fees and corporate taxes; offset by increases of: $413,143 or 216.7%, for bad debt resulting from an increase in customer insolvencies; $92,261 or 30.5%, for insurance expense due to expanded coverage;$58,972 or 290.9%, for investor relations due to an expanded investor relations program; $45,502 or 6.9%, for marketing and promotions primarily related to the Ty Pennington contract; $28,583 or 39.1% for advertising due to an increase in national and local campaigns.

Professional fees were $485,243 in the nine months ended September 30, 2014 compared to $816,688 in the nine months ended September 30, 2013. The decrease in professional fees of $331,445 or 40.6% was due to a recovery, in 2014, of legal fees from our insurance companies and various settlements relating to litigation.

Depreciation expense was $126,995 in the nine months ended September 30, 2014 compared to $131,046 in the nine months ended September 30, 2014. The decrease in depreciation expense of $4,051 or 3.1% was due to a decrease in depreciable assets.

Amortization of other intangible assets expense was $212,428 in the nine months ended September 30, 2014 compared to $338,776 in the nine months ended September 30, 2013. The decrease in amortization of other intangible assets of $126,348 or 37.3% was due to a decrease in amortizable assets, including customer lists and trade names.

Consulting fees were $365,072 in the nine months ended September 30, 2014 compared to $351,656 in the nine months ended September 30, 2013. The increase in consulting fees of $13,416 or 3.8% was due to an increase in business consulting services.

Other (Income) Expense

Total other (income) expense was $1,588,137, of which $676,731 was for foams, $105,526 was for coatings, and $805,880 was for corporate expenses, in the nine months ended September 30, 2014 compared to $1,233,979, of which $543,055 was for foams, $93,139 was for coatings, and $597,785 was for corporate expenses, in the nine months ended September 30, 2014, resulting in a net increase of $354,158 or 28.7%.

Interest expense was $879,052 in the nine months ended September 30, 2014 compared to $783,590 in the nine months ended September 30, 2013. The increase in interest expense of $95,462 or 12.2%, was due to a higher amount outstanding on the New Enhanced Note at an interest rate of 11.0% in the current period compared to 13.1% in the prior comparable period, augmented by a higher monthly average amount outstanding on the Revolver Loan at a weighted-average interest rate of 4.4%.

Interest expense for related party was $604,298 in the nine months ended September 30, 2014 compared to $557,585 in the nine months ended September 30, 2013. The increase in interest expense for related party was $46,713, or 8.4%, of which $44,681 was for share-based compensation expense classified as interest expense related to the issuance of New Guaranty Shares, and $2,032 was accrued interest related to a promissory note.

Interest expense related to our amortized purchase discount was $136,512 in the nine months ended September 30, 2014 compared to $0 in the nine months ended September 30, 2013. The increase in the interest expense for the purchase discount of $136,512 was related to the amortization of the purchase discount associated with the New Enhanced Note. There was no interest expense for the purchase discount in the prior comparable period.

Gain on derivative liability was $0 in the nine months ended September 30, 2014 compared to $65,656 in the nine months ended September 30, 2013. The decrease in gain on derivative liability of $65,656, or 100.0%, was due to the expiration of all outstanding warrants as of June 30, 2013.

Other, net gain was $31,725 in the nine months ended September 30, 2014 compared to $41,540 in the nine months ended September 30, 2013. The decrease in other, net gain of $9,815 or 23.6% was primarily due to foreign currency transaction loss related to our Canadian sales.

Net Loss

We had an overall net loss of $2,328,265, of which $3,968,790 was from corporate expenses, offset by $1,640,525 from total segment profits, in the nine months ended September 30, 2014 compared to a net loss of $1,325,088, of which $4,370,853 was from corporate expenses, offset by $3,045,765 from total segment profits, in the nine months ended September 30, 2013. The increase in the overall net loss of $1,003,177 or 75.7% was due to a decrease of $1,196,857 or 10.5%, in gross profit, an increase of $354,158 or 28.7%, in total other expense, offset by a decrease of $547,838 or 4.8%, in operating expenses.

Our total segment profits were $1,640,525, of which $911,941 was for foams and $728,584 was for coatings, in the nine month period ended September 30, 2014 compared to $3,045,766, of which $1,909,659 was for foams and $1,136,107 was for coatings, in the nine month period ended September 30, 2013. The decrease in total segment profits of $1,405,242 or 46.1% was due to a decrease of $1,196,857 or 10.5%, in segment gross profits, and an increase of $208,385 or 2.5% in segment expenses.

Net loss per share was $0.02 in the nine months ended September 30, 2014 and $0.01 in the nine months ended September 30, 2013.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 million asset-based bank financed Revolver Loan that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is identified and swept over to reduce the Revolver Loan. Disbursements are paid daily by our bank from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding. Cash available under our Revolver Loan based on the borrowing base calculation at September 30, 2014 and 2013, was $1,077,892 and $1,365,037, respectively. Stockholders' Equity decreased $1,194,787, or 95.0%, from the period ended December 31, 2013 to September 30, 2014, due to the net loss of $2,328,265, offset by amounts attributable to issuances of common stock for share-based compensation and the issuance of New Guaranty Shares, compared to, an increase of $185,723, or 15.6%, from the period ended December 31, 2012 to the period ended September 30, 2013, due to the net loss of $1,325,088, offset by amounts attributable to issuances of common stock for share-based compensation and the issuance of New Guaranty Shares.

Management believes that the cash generated from operations, the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, and the Chairman’s Financial Substitution Commitment, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from time to time to not only gauge market conditions but also to ensure additional capital is readily available to fund aggressive growth developments. If we raise additional capital from the sale of capital stock (except for permitted issuances) or debt (other than permitted indebtedness), we are required under the New Enhanced Note to prepay, including any prepayment penalty, the amount raised up to the amount outstanding under the New Enhanced Note as of the date of the closing of the transaction out of the net proceeds of the capital raised.

Net cash used in operating activities was $744,840 for the nine months ended September 30, 2014, compared to net cash used in operating activities of $11,464 for the nine months ended September 30, 2013. The cash used in operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was attributable to the net loss of $2,328,265 for the current nine month period, including the effect of adjustments to reconcile net loss to cash provided by operating activities and adjusting for non-cash items, primarily decreases of $42,919 in depreciation due to a decrease in depreciable assets, $126,348 in amortization of other intangible assets due to a decrease in amortizable assets including customer lists and non-competes from previous acquisitions, and $424,219 in share-based compensation expense due to completion of vesting of shares originally granted by the Company pursuant to an advisory and consultant agreement in February 2011, offset by increases of $413,142 in provision for losses due to an increase in customer insolvencies, $46,713 in interest expense due to the issuance of New Guaranty Shares being classified as interest expense, and $136,512 in interest expense due to the purchase discount being amortized over the life of the New Enhanced Note, which matures December 2016. The foregoing was augmented by decreases of $1,304,923 in inventories, $621,612 in prepaid expenses and other current assets, and $236,826 in deposits and other non-current assets, , and increases of $1,821,303 in trade receivables, $225,108 in other intangible assets, $226,033 in costs and estimated earnings in excess of billings, and $699,221 in accounts payable, and $299,916 in accrued expenses and other current liabilities, due primarily to operating activities during the current nine month period ended September 30, 2014.

The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a borrowing base calculation defined as an amount determined by a detailed calculation equal to 85% of eligible accounts receivable, plus 55% of eligible inventory cannot be exceeded (“Borrowing Base”); (iii) maintain a Fixed Charge Coverage Ratio (defined as the ratio, determined for any period on a consolidated basis for the Company, of (a) EBITDA to (b) the sum of capital expenditures (except those financed with borrowed money other than revolver loans), cash used to pay taxes, interest expense (other than payment-in-kind), principal payments made on borrowed money, and distributions made, in each case determined for such period)(“FCCR”), tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a certain minimum ratio, and (iv) maintain minimum liquidity equal to or greater than $500,000. The Company is required to submit its Borrowing Base calculation to the Bank daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or is not increased from future Borrowing Base calculations to an amount equal to the balance outstanding under the Revolver Loan at any given time, or the Bank, in its discretion, may accelerate any and all amounts outstanding under the Revolver Loan. The Company was not initially in compliance with all of its debt covenants and entered into an amendment on November 13, 2014, which caused the Company to regain compliance. As a result, the Company was in compliance with all of the Loan Agreement debt covenants at September 30, 2014. Refer to Item 5 for a description of the amendment.

The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA which cannot for the three (3) months ending on the last day of each month set forth in a schedule be less than the corresponding amount set forth in the schedule for such period, (iii) maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a certain minimum ratio, and (iv) maintain minimum liquidity equal to or greater than $500,000. The Company was not initially in compliance with all of its debt covenants and entered into an amendment on November 13, 2014, which caused the Company to regain compliance. As a result, the Company was in compliance with all of the New Enhanced Note debt covenants at September 30, 2014. Refer to Item 5 for a description of the amendment.

Net cash used in investing activities was $153,427 for the nine months ended September 30, 2014, compared to net cash used of $11,615 for the nine months ended September 30, 2013. We invested $206,427 in property, plant and equipment for the nine months ended September 30, 2014, of which $118,047 was for a new vehicle, $43,473 was for construction in progress for upgrades to our IT systems, $39,214 was for machinery and equipment related to our manufacturing facilities, and 5,693 was for computers and software for the sales force. We recaptured an aggregate of $53,000 from dispositions of vehicles traded in or sold. We invested $40,401 in property, plant and equipment for the nine months ended September 30, 2013, of which $3,090 was for office furniture and equipment, $24,320 was for computers and software, $7,331 was for vehicles, and $5,660 was for machinery and equipment related to our manufacturing facilities, and disposed of an aggregate of $28,786 in property, plant and equipment related to vehicles.

Net cash provided by financing activities was $898,267 for the nine months ended September 30, 2014, compared to net cash provided of $25,284 for the nine months ended September 30, 2013. We borrowed a cumulative aggregate of $54,567,575 and made principal repayments for a cumulative aggregate of $53,664,709 under our Bank Revolver Loan, and $4,599 on our long term debt primarily related to financed vehicles, for the nine months ended September 30, 2014. We borrowed a cumulative aggregate of $56,715,217 under our Bank Revolver Loan, and made principal repayments for a cumulative aggregate of $56,000,604 under our Bank Revolved Loan, an aggregate of $673,331 under our Note Purchase Agreement, and $15,998 on our long term debt for financed vehicles, for the nine months ended September 30, 2103.

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

Item 4. Controls and Procedures.

Quarterly Disclosure Controls and Procedures Evaluation

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)      During the quarterly period ended September 30, 2014, the Company issued aggregate of 308,707 shares of common stock, which vested monthly on a pro rata basis over the term of the New Enhanced Note, to the Chairman in exchange for his personal guaranty of the Company’s obligations under the New Enhanced Note. These shares were valued at $.60 per share, and $185,224 in aggregate. The issuances of these shares to the Chairman were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Chairman was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the issuance.

(b)     During the quarterly period ended September 30, 2014, the Company issued aggregate of 20,367 shares of common stock to Jay Nadel, which vested monthly, in accordance with the anti-dilution provision of the Advisory and Consulting Agreement between the Company and Mr. Nadel. These shares were valued at $13,563. The issuances of these shares to Mr. Nadel were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Mr. Nadel was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the issuance.

Item 5. Other Information.

(a) Loan and Security Agreement Amendment. On November 14, 2014, the Company and the Bank entered into an amendment, effective August 31, 2014, to that certain Loan and Security Agreement dated August 31, 2010, as amended, wherein pertinent part: (I) the definitions of: (1) “Fixed Charge Coverage Ratio” was changed to the ratio of the sum of (i) EBITDA, (ii) subordinated debt incurred during such period on or after August 31, 2014, and (iii) up to $267,000 in an account charged off by the Company in August, 2014, to the sum of capital expenditures, cash taxes paid, interest expense (other than PIK), certain principal payments made on borrowed money other than revolver loans, and distributions made, in each case determined for a period; (2) “Revolver Termination Date” was changed to February 15, 2015; and (3) “Subordinated Debt” was changed to debt incurred by the Company that (i) is subject to a subordination agreement between the Bank and the holder of such debt that expressly subordinates and makes junior in right of payment to the full payment of all obligations, and (ii) is on terms satisfactory to the Bank; and (II) the Fixed Charge Coverage Ratio was changed to require at least 1.0 to 1.0, provided that, if the Company fails to maintain such Fixed Charge Coverage Ratio as of any date of determination but, on or before the date the Company is required to provide to the Bank its monthly financial statements for the month ending as of such date of determination, the Company incurs additional subordinated debt that, when included in the determination of Fixed Charge Coverage Ratio as of such date of determination would prevent a breach of this covenant, then the Company will be deemed to have satisfied this covenant as of such date of determination and no default will have occurred on such date. Refer to Exhibit 10.1 for the complete text.

Item 5. Other Information - continued.

(b) Chairman’s Financial Substitution Commitment. On November 14, 2014, the Chairman of the Board and majority stockholder provided Management with a Financial Substitution Commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to that certain Loan Agreement, as amended, which matures on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement. This Financial Substitution Commitment will either be satisfied from his personal funds, or, he will cause the funds to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the Chairman of the Board fund $250,000 under this Financial Substitution Commitment to meet a request from the Bank which payment was made on November 14, 2014. Refer to Exhibit 10.2 for the complete text.   See also (d) below.

(c) New Enhanced Note Amendment. On November 14, 2014, the Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP entered an amendment effective August 31, 2014 to that certain Note Purchase Agreement dated June 29, 2012, wherein  pertinent part: (I) the definitions of: (1) “Fixed Charge Coverage Ratio” was changed to the ratio of the sum of (i) EBITDA, (ii) subordinated debt incurred during such period on or after August 31, 2014 up to a maximum aggregate amount over all periods of $500,000, and (iii) up to $267,000 in Accounts charged off by Borrower in August, 2014, to the sum of Capital Expenditures cash taxes paid, interest expense (other than PIK), certain principal payments made on indebtedness (other than with respect to Revolver Loans), and distributions made, in each case determined for such period; provided that principal payments made with respect to the Enhanced Indebtedness during December 2013 in an amount not exceeding $150,000 shall not be included in the calculation of the FCCR; (2) PIK was changed from “3.75%” to “4.25%”; (3) minimum EBITDA for the three (3) months ending on the last day of each month were changed to new amounts for each period; (II) the Fixed Charge Coverage Ratio was changed to require at least 1.0 to 1.0, provided that, if the Company fails to maintain such Fixed Charge Coverage Ratio as of any date of determination but, on or before the date the Company is required to provide its monthly financial statements for a month ending as of such date of determination, the Company incurs additional subordinated debt (up to the aggregate limit of $500,000) that, when included in the determination of Fixed Charge Coverage Ratio as of such date of determination would prevent a breach of this covenant, then the Company shall be deemed to have satisfied this covenant as of such date of determination and no default will have occurred on such date; and (III) Minimum Liquidity was changed to be not less than $500,000. Refer to Exhibit 10.3 for the complete text.

(d) On November 14, 2014, the Company issued a $250,000 promissory note, bearing interest at 8% per annum, to the Chairman in exchange for an equal amount of cash proceeds, which is subordinate to the Loan Agreement and the New Enhanced Note and matures June 10, 2017.

(e) On October 14, 2014, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 1,150,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.425 per share, which options were immediately vested and exercisable at the time of grant (“Kramer Options”). The Kramer Options were granted as partial replacement for 2,000,000 stock options were granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to December 31, 2015, however, due to the 8 year life limitation, they were deemed canceled at the end of 8 years. The Company also undertook to grant the additional 850,000 stock options (to make up for the total 2,000,000 stock options) on January 2, 2015 since the equity Incentive Plan only permits the grant of a total of 2,000,000 stock options during any calendar year (and Mr. Kramer was previously granted 850,000 stock options during the 2014 year for other incentives).

Item 6. Exhibits.

See Index of Exhibits on Page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	November 17, 2014	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 17, 2014	By:	/s/ Charles A. Zajaczkowski, CFO
		Name:	Charles A. Zajaczkowski
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description

10.1*	Eleventh Amendment dated November 14, 2014 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A.

10.2*	Financial Commitment from Richard J. Kurtz dated November 14, 2014.

10.3*	Second Amendment dated November 14, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

* Filed herewith