Form 10-K
period 2014-12-31
LAPOLLA INDUSTRIES INC
filed 2015-03-31
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,190,004 based on the closing sales price as quoted on the OTCQB. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Common Stock outstanding as of March 16, 2015 — 120,999,016 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

(i)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	General economic conditions and their effect on demand for foams and coatings, particularly in the commercial construction and insulation markets, but also in the energy savings industries.

•	The effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins and profitability.

•	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

•	We depend on a few large suppliers for a large portion of our materials required for production and sales of our products, and any change in the availability of these purchases could have a significant impact on our results of operations.

•	The potential loss or departure of key personnel, including Richard J. Kurtz, our chairman of the board and majority stockholder.

•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

•	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours.

•	Future sales of large blocks of our common stock may adversely impact our stock price.

•	The liquidity and trading volume of our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

PART I

Item 1. Business.

General Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We believe that being vertically integrated in both foam and coating systems puts Lapolla in a strong competitive position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers. Lapolla’s products address growing consumer awareness of the building envelope. The building envelope is the separation between the interior and the exterior environments of a building and serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. Building envelopes with increased insulation levels are becoming standard practice. Consumers are increasingly involved in the selection of green building products due to rising energy costs and the recent availability of tax credits and energy rebates.

Operating Segments

We operate our business on the basis of two reportable segments — Foam and Coatings. The Foam segment involves producing, and in limited instances applying through subcontractors, building envelope insulation foam for interior application, and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments include supplying equipment and related ancillary items used in application of our products.

Foam Segment

Our foam business involves supplying spray polyurethane foam for insulation and roofing to the construction industry. Lapolla provides open and closed cell spray polyurethane foams for insulation, as well as closed cell technology for roofing applications.

Principal Products and Services and Markets

Spray foam insulation applications consist of perimeter wall, crawl space, and attic space for commercial, industrial, and residential applications. Roofing applications consist of new and retrofit commercial, industrial, and residential applications.

Open-cell spray foam technology is a cost-effective solution to improve the energy efficiency of a building. The material expands 120 times its initial volume and fills cavities of any shape providing a continuous, protective air barrier that helps to minimize air leakage and air intrusion. Open-cell foam insulation is a performance upgrade over conventional insulation that leads to energy efficiency, improved occupant comfort, a cleaner indoor environment and greater noise reduction for building/home owners.

Closed-cell spray foam insulation is one of the most efficient insulating materials commercially available, with aged R-Values above 6.0 per inch. The description “closed-cell” comes from the cell structure of the finished insulation material. One cubic inch of polyurethane foam insulation contains millions of tiny plastic closed cells filled with a non-ozone depleting blowing agent. The blowing agent is captured within the cells which contributes to highly efficient insulating properties. In addition, closed-cell foam provides an inherent air barrier with low moisture vapor permeability, and excellent resistance to water. The density for closed-cell spray foam is approximately two pounds per cubic foot. The medium density foam provides sheer and racking strength to wall assemblies in building applications. The solid nature and sealing capability of closed-cell spray foam, inhibits moisture-driven elements.

Lapolla was the first manufacturer globally to offer a third party tested and approved wall foam system that uses the Solstice® Liquid Blowing Agent (“Solstice LBA”). Lapolla achieved this fourth generation (4G) benchmark while working closely with Honeywell to incorporate the Solstice LBA, a next-generation blowing agent from Honeywell. The product not only improves foam performance, but also delivers environmental benefits. Solstice LBA has an ultra-low global warming potential of 1, which is 99.9 percent lower than today’s most commonly-used blowing agent, HFC-245fa, a hydrofluorocarbon, while retaining its insulating performance. Solstice LBA is nonflammable, has received Environmental Protection Agency approval under the Significant New Alternatives Policy (SNAP) Program and is not a volatile organic compound.

We have attained, and continue to attain, third party credentials for our spray polyurethane foam systems, which means our products are tested by independent parties to meet applicable building and construction codes, thereby enabling greater acceptance of our proprietary foam products in our target markets globally. This segment also supplies adhesives and equipment for applications. We use our own distribution facility, as well as public warehousing in strategic local areas in our target markets, to serve customers. Technology, performance, availability, product credentials, approvals, technical and customer service, and pricing are major competitive factors in our foam business.

The Foam segment includes revenue from The AirTight Division. The AirTight Division primarily focuses on marketing, promoting, and selling energy saving products and energy reduction services through subcontractors. The AirTight Multi-Family Energy Savings Program is a turn-key project service. This service provides energy assessments and analysis with the assistance of independent consultants, project design, regulatory assistance to facilitate potential rebates from state and utility authorities, and project management services. This energy conservation program is designed to save landlords substantial energy costs while dramatically reducing the properties’ carbon footprint and increasing the tenants’ comfort. This will increase the overall value and return on investment of the property.

Coating Segment

Our coatings business involves supplying protective coatings for roofing systems for new and retrofit commercial and industrial applications to the roofing industry. Lapolla provides an economical and effective roof coating system for application over new and existing roof substrates.

Principal Products and Services and Markets

Spray polyurethane foam roofing consists of two components: a closed-cell polyurethane foam insulation and a protective coating. The polyurethane foam adheres to the building substrate and any items that penetrate the roof surface, making it self-flashing and giving it resistance to high winds. Spray polyurethane foams also offer enhanced impact resistance. Roofs featuring spray polyurethane foam can last 20 to 30 years with minimal maintenance requirements. Spray polyurethane roofing can be applied over an existing roof without requiring the removal of the old roof. While sprayed foam can be applied to a new roof, the majority of applications involve reroofing. Spray polyurethane foam roofing is particularly suited for roofs with unusual configurations or with multiple penetrations, as the sprayed material is self-flashing. Coatings often wear or need replacement before the foam, resulting in less tear offs and reducing waste. Spray polyurethane foam roofs are also selected by architects and designers because they can be coated with compounds that enhance reflectivity. Thus, spray polyurethane foam roofs can be considered cool roofs. Additionally, spray polyurethane foam is an excellent insulator and increases the energy efficiency of a building.

Thermo-Flex™ products include technologically advanced, high solid, fire retardant, thixotropic, acrylic, elastomeric coatings uniquely formulated for the protection of spray polyurethane foam insulation. Its various formulations are designed to withstand the intense heat and ultra-violet rays of low humidity desert environments and damp heat and ultra-violet rays of humid environments.

Thermo-Prime™ products are single component, water based, acrylic primer that promotes adhesion of spray polyurethane foam to a variety of roofing substrates including built-up roof (BUR), modified bitumen, concrete, masonry, galvanized metal and wood, and eliminates odor problems normally associated with solvent borne primers.

Thermo-Caulk™ products are single component, water-based, high performance, elastomeric, knife-grade caulking, that when cured forms a tough, flexible membrane that seals out moisture. It is used as a waterproof sealer for roof seams, termination points, cracks, flashing, vents, skylights, fasteners, parapets, protrusions and duct work. It can also be used with roof fabric for three coursing weak areas of the roof.

We use our own distribution facility, as well as public warehousing in strategic local areas in our target markets to better serve our customers. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

Industries

The industries in which we operate involve the sale and distribution of spray polyurethane foam, coatings and the equipment used in the application process. We manufacture our spray polyurethane foam and coating products, and purchase equipment manufactured by large companies that have a global presence.  The majority of the products we sell are sold to contractors and distributors, who apply the products or sell to local contractors.

Insulation foam and reflective roof coatings are aggressively growing through enhanced consumer awareness due to energy efficiency programs promoted by governmental agencies, energy companies, and private organizations. Some of these programs in the United States include the American Recovery and Reinvestment Act of 2009, Cool Roof Rating Council, Energy Star and state and utility company funded rebates to energy conscious building owners for following very specific recommendations, using R-value, reflectivity and emissivity as the general goal in reducing the environmental impact of the “heat island effect”. In addition, the advantages of spray polyurethane foam are being recognized more generally by consumers, building owners and architects, as well as regulators. We believe that this growth reflects the advantages of spray polyurethane foam as an insulator and a means of saving energy.  Demand for spray polyurethane foam can be cyclical as well, and can be negatively impacted by depressed construction markets and general economic conditions.

U.S. demand for plastic foams is forecast to rise 4.1 percent per year to 2017, or to $24.7 billion, according to the Freedonia Group. The construction sector is anticipated to enjoy particularly robust growth prospects, as renewed strength in construction activity generates significant opportunities for foam insulation products. Polyurethane represents the leading resin in the plastic foams market. Strong gains for rigid polyurethane foam will be propelled by a healthy rebound in construction activity and by changes in building codes and construction practices that call for structures to use energy more efficiently. Rigid polyurethane is one of the most effective materials available for roof and wall insulation, insulated windows and doors, and air barrier sealants. However, polyurethane foam insulation will continue to encounter competition from fiberglass and polystyrene foam.

U.S. demand for roofing is projected to rise 3.5 percent per year to 2017, or to $27.2 billion, according to the Freedonia Group. In both the residential and nonresidential markets, new building construction will drive gains. Roofing demand in the new housing segment is expected to rise at double-digit annual rates through 2017 as housing starts rise from their low 2012 base. In the nonresidential market, sharp growth in office and commercial construction spending and gains in institutional and industrial construction expenditures are expected to boost low-slope roofing demand.

Sales and Marketing

We maintain a growing global sales force. Sales are concentrated on contractors and distributors in the insulation and roofing industries. Lapolla utilizes direct sales, independent sales representatives and distributors, and stores its products in select public warehouses that it does not own to increase penetration in select target markets and facilitate availability of products for customers. Lapolla utilizes advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, internet and website exposure, mailers and direct sales, distribution, and marketing to obtain greater product branding and recognition. Lapolla places a high priority on sales trending to create preparedness and processes to better serve customers. Information is gathered from sales, customers, management experience and historical trending to predict needed supply for stock and warehousing to meet the needs of customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply customers in a timely and efficient manner. The combined volumes of our products are disbursed throughout a broad customer base, which decreases vulnerability from the loss of one key customer.

Most of our significant customers are contractors and general distributors that apply and resell our products for insulation and energy efficiency.  They generally do not provide us with data on where they apply our products.  Our sales are affected by our contractors and the level of our distributors’ inventory and their ability to resell such inventory, which in turn is affected by industry trends.  Our marketing and growth strategies are aimed at meeting the needs of our contractors and distributors and providing whatever products they may need at any given time rather than targeting any one particular product or seeking to expand our sales into any particular region of the world.

International

We have a global presence. Our international presence represented approximately 4.14% and 13.7% of our total product sales for the year ended December 31, 2014 and 2013, respectively. We use independent distributors to provide access to our products internationally in select target markets. International growth and revenues are expected to increase in 2015 and beyond.

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

Foam

We are one of the largest suppliers of spray polyurethane foam for insulation and roofing foam within the United States and globally expanding. The foam manufacturing industry consists of a limited number of large and medium sized manufacturing companies with global, national and regional presence primarily relying on distributors to service markets. We are able to access distribution channels and penetrate target markets through direct sales more effectively as a manufacturer of foam resins (versus being just a distributor). Our products are supplied to large, medium and small insulation, roofing, and general contractors, as well as selective distributors with connections to local markets in target areas. Most notably, the White House announced Lapolla as an official private sector partner of the President’s Climate Action Plan, recognizing the company’s efforts to curb the use of hydrofluorocarbons (HFCs), which are potent greenhouse gases that contribute to climate change.

Coatings

Within the coatings industry, as manufacturers specifically focused on energy efficient acrylic coatings for roofing and construction as their primary line, Lapolla is a major player in a very fragmented market due to the preferences of the applicators. The fragmented market provides the benefits of more competition for order flow and greater incentives to introduce new and innovative products.

Within the industries for our products, we believe that we are a market leader with prices generally competitive with those of our competitors. More specifically, our customers generally purchase foam and coatings products from a select few sources besides us, and our products generally comprise a large percentage of the foam and coatings products purchased by our customers. In addition, we offer customers technical service and training which many of our competitors do not do.  We believe the fact that most of our customers find it important to maintain us as a valued supplier, coupled with our highly credentialed products, competitive prices and a high level of service has shielded us from the potential negative impact of volatility in raw material prices that affects our industry as a whole.  When raw material prices previously increased, our customers generally did not reduce their purchases from us, although they may have reduced such purchases from other suppliers.

Materials and Principal Suppliers

We place a high priority on forecasting material demand to meet customer demands in the most expedient and cost effective manner and manage cash flow. The primary materials incorporated in our foams and coatings are isocyanates, polyols, catalysts, resins, titanium dioxide, and blowing agents. On the supply side, suppliers to our industry include large chemical and equipment companies.  In addition, some of our largest competitors are vertically integrated, selling products they manufactured with raw materials they can source from within.  Maintaining and expanding our relationships and access with our raw material suppliers is critical given our high dependence on the raw materials and equipment we purchase.  Since we purchase mainly from domestic suppliers, the main factor influencing our supply is our ability to maintain and expand our existing relationships with suppliers and add new suppliers.

The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. The principal suppliers are The Dow Chemical Company, Bayer Material Science, LLC, Yantai Wanhua Americas, and Honeywell International, Inc. Although we maintain strong relationships and have commitments for continuing supply through times of shortage, a lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. With our volume potential, we believe we are a potentially lucrative target for vendors to assure their own growth and demand in 2015 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility and we maintain sufficient manufacturing capacity to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

Proprietary Information, Trade Secrets and Trademarks

We rely on our own proprietary technologies and trade secrets in our foam and coating segments for finished goods formulations.  Additionally, we rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our vendors, customers, employees and consultants. We market our products under various trademarks, for which we have registered and unregistered trademark protection. These trademarks are considered to be valuable because of their contribution to market identification of our products. Our principal registered trademarks are:

	Trademark	Registration Number	Date
•	LAPOLLA	U.S. Registration No. 4104321	February 28, 2012
•	LAPOLLA	U.S. Registration No. 4104322	February 28, 2012
•	AIRTIGHT SPRAY FOAM INSULATION	U.S. Registration No. 4139386	May 18, 2012
•	AIRTIGHT	U.S. Registration No. 3888457	December 14, 2010
•	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3888458	December 14, 2010
•	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3888459	December 14, 2010
•	THERMO-FLEX	U.S. Registration No. 77626768	September 16, 2014
•	THERM-O-FLEX	U.S. Registration No. 77626778	February 18, 2014

Lapolla’s federal trademark registrations expire ten years after the registration date, unless renewed within one year prior to the expiration. It is the Company’s intent to renew all federal registered trademarks still in use within the one year period prior to their expiration.

Research and Development

We spent $42,370 and $39,308 on research and development in 2014 and 2013, respectively, none of which costs were borne by customers.

Employees

At December 31, 2014, we employed 62 full time individuals, none of whom are represented by a union. We believe that our relations with our employees are generally good.

Environmental Matters

We are subject to various national, federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business operation. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2015.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We operate in a changing environment that involves a number of risks. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.

Risks Relating to Our Business and Industry

Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time.

Our quarterly results may fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside our control and have the potential to materially and adversely affect our results. Factors that affect our operating results include the following:

•	a change in demand or production of our products caused by severe weather conditions. Sales of our products tend to be lowest during the first and fourth fiscal quarters, with sales during the second and third fiscal quarters being comparable and marginally higher;
•	the size, timing and terms of sales and orders, especially large customer orders;
•	variations caused by customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	the spending patterns of customers;
•	a change in the mix of our products having different margins;
•	a change in the mix of our customers and business;
•	changes in pricing by us or our competitors, or the need to provide discounts to win business;
•	our ability to control costs, including operating expenses;
•	losses experienced in our operations not otherwise covered by insurance;
•	the ability and willingness of customers to pay amounts owed to us;
•	the timing of significant investments in the growth of our business, as the revenue and profit we hope to generate from those expenses may lag behind the timing of expenditures;
•	costs related to the acquisition and integration of companies or assets;
•	general economic trends, including changes in construction and retrofitting spending or national or geopolitical events such as economic crises, wars or incidents of terrorism; and
•	future accounting pronouncements and changes in accounting policies.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

Our industries are highly competitive.

The spray polyurethane foam and coatings industries are highly competitive. Although we are one of the largest suppliers of spray polyurethane foam, many of our competitors are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more state-of-the-art products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently purchase a significant portion of our materials from a few suppliers, any decrease in availability of these materials could have an adverse effect on our business, financial condition and operating results.

We depend on The Dow Chemical Company, Bayer Material Science, LLC, and Yantai Wanhua Americas for a large portion of our spray polyurethane foam and acrylic coatings material purchases, and require blowing agents from Honeywell International, Inc. Any change in the availability of such materials and blowing agents, when needed to meet our manufacturing requirements, will have a significant impact on our results of operations. If any of these suppliers were to significantly cancel, delay or reduce the amount of business we do with them for any reason, there would be a material adverse effect on our business, financial condition and operating results.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Richard J. Kurtz, our chairman of the board and majority stockholder, and on executive officers who are responsible for the day-to-day management of our business. In addition, we rely on our current directors, all of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

General global economic, credit and capital market conditions have had and could continue to have an adverse impact on our business, operating results and financial condition.

We are susceptible to macroeconomic downturns in the U.S. and abroad which have had, and in the future may continue to have, an adverse effect on demand for our products and consequently our operating results, financial condition and cash flows. Future negative economic conditions, as well as a slow recovery period from the current economic downturn, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue. Disruption of the capital and credit markets may negatively impact our business, including our ability to access additional financing at a time when we would like, or need, to access those markets to run or expand our business. These events may also make it more costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The diminished availability of credit and other capital could also affect the industries we serve and could result in reduction in sales volumes and increased credit and collection risks.

Any acquisitions that we complete may not perform as planned and could disrupt our business and harm our financial condition and operations.

A key element of our long term business strategy is to pursue strategic acquisitions in order to increase revenue and earnings. In the event of any future acquisitions, we could:

•	issue additional securities that would dilute our current stockholders’ percentage ownership or provide the purchasers of the additional securities with certain preferences over those of common stockholders, such as dividend or liquidation preferences;
•	incur debt and assume liabilities; and
•	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, which could adversely affect the market price of our common stock. In addition, integrating product acquisitions and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. Furthermore, companies acquired by us may not generate financial results consistent with our management’s plans at the time of acquisition. Moreover, we will need to conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence. Even if we conduct extensive due diligence on a target business that we acquire, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants that we may be subject to as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our revenue and demand for our products may be adversely affected by fluctuations in currency exchange rates against the U.S. dollar.

We are seeking to expand globally and fluctuations between the U.S. dollar and other currencies, such as Canadian dollars, Euro currency, Czech Koruna, British Pound Sterling, and Swedish Krona, could negatively impact the amount of our revenues and earnings and demand for our products in the future. Demand also could differ materially from the Company’s expectations since the Company’s prices on goods sold outside the United States are typically quoted in U.S. dollars. For example, if the Canadian dollar or Euro currency appreciates relative to the U.S. dollar, the fluctuation could result in a positive impact on revenues and demand for our products in those markets. However, if the Canadian dollar or Euro currency depreciates relative to the U.S. dollar, there could be a negative impact on the revenues and demand for our products, and such depreciation relative to the U.S. dollar could stall revenue generation due to non-competitive product pricing in such target markets. The exchange rate from the U.S. dollar to other currencies has fluctuated substantially in the past and may continue to do so in the future.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits.

Our material costs represented approximately 74% and 74% of our revenues for the years ended December 31, 2014 and 2013, respectively. The principal materials purchased by us are isocyanates, polyols, catalysts, resins, titanium dioxide, and blowing agents. These materials and components are available from, and supplied by, a few sources at competitive prices. Unanticipated increases in material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our materials in the future.

We have, and expect to continue to have, credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to remain in compliance with these covenants could result in an acceleration of our indebtedness.

We will continue to rely on our credit facilities with Bank of America, N.A., Enhanced Jobs for Texas Fund, LLC, and Enhanced Credit Supported Loan Fund, for a significant portion of the working capital to operate our business and execute our strategy. These credit facilities contain certain covenants that restrict our ability to, among other things:

•	undergo a change in control;
•	incur new indebtedness or other obligations, subject to certain exceptions;
•	pay cash dividends;
•	create or incur new liens, subject to certain exceptions;
•	make new acquisitions or investments in other entities, subject to certain exceptions;
•	wind up, liquidate or dissolve our affairs;
•	change the nature of our core business;
•	alter our capital structure in a manner that would be materially adverse to our lenders; and
•	make investments or advancements to affiliated or related companies.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base formula. Specifically, the availability of credit is dependent upon eligible receivables, inventory and certain liens. We may not be able to maintain adequate levels of eligible assets to support our required liquidity. In addition, our credit facilities require us to meet certain debt covenants, including a minimum Adjusted EBITDA and fixed charge coverage ratio. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

The indebtedness under our credit facilities with Bank of America, N.A. and Enhanced Capital are secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our credit facilities with Bank of America, N.A. is secured by a first lien, and Enhanced Capital is secured by a second lien, on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, Bank of America, N.A. and then Enhanced Capital would have a priority right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We rely on third parties for key elements of our business whose operations are outside our control.

We rely on arrangements with third party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers. We also utilize third party distributors and manufacturers’ representatives to sell our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturers’ representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturers’ representatives, it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

We may face impairment charges if economic environments in which our business operates and key economic and business assumptions substantially change.

Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant asset impairments would adversely impact our financial results.

Existing and Future litigation could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant existing and future litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. We have been in the past, and continue to be, subject to various product liability lawsuits and claims related to our products due to alleged personal injuries. Although we continue to challenge various court opinions on the subject matter, we are largely self-insured for some existing and possibly future product liability losses that may arise related to alleged personal injuries due to total pollution exclusions in our insurance policies. None of the existing allegations against us for alleged personal injuries have been proven in court. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. While it is not feasible to predict the outcome of any pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Market disruptions caused by domestic or international financial crises could affect our ability to meet our liquidity needs at a reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on credit facilities with our lenders, amongst other avenues, to satisfy our liquidity needs. Disruptions in the domestic or international credit markets or deterioration of the banking industry’s financial condition (such as occurred beginning in 2008), may discourage or prevent our lenders and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments, such as for acquisitions or to refinance existing credit facilities. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our lenders or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all. Longer term disruptions in the domestic or international capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures and reducing other discretionary expenditures. Market disruptions could cause a broad economic downturn that may lead to increased incidence of customers’ failure to pay for services delivered, which could adversely affect our financial condition, results of operations and cash flow.

The failure of our key computer-based systems for our administrative activities and manufacturing operations could have a material adverse effect on our business.

We currently maintain computer-based systems in the operation of our business and we depend on these systems to a significant degree for all areas of business operations. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. The destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

A shut down of our production could adversely affect our financial results and condition.

We maintain a foam resin blending and acrylic coatings production facility and are subject to various national, federal, state, and local environmental laws and regulations. Although we believe that our operations comply in all material respects with the various rules and regulations, we cannot ensure that environmental problems relating to our facility’s operations will not develop in the future or, if they were to develop, would not require significant expenditures on our part. If any environmental problems should occur in the future, our operating results may be adversely affected.

Further, if our production facility’s processing equipment breaks down or malfunctions for a prolonged period of time, we will have to rely on third party toll blenders to produce our products for us. Such alternate production methods are more costly and start up times may lead to cancellation of orders and adversely affect our business.

Our risk management activities may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies for our business, these policies contain deductibles and limits of coverage. Insurance liabilities are difficult to estimate due to various factors and we may be unable to effectively anticipate or measure potential risks to our company. If we suffer unexpected or uncovered losses, or if any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits and could adversely impact our results of operations, cash flows and financial position.

We may be unable to generate internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers, increases or decreases in the number or size of orders received from existing customers, hiring and retaining skilled employees and increasing volume utilizing our existing facilities. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain our strategies will be implemented with positive results or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we do not achieve internal growth, our results of operations will suffer and we will likely not be able to expand our operations or grow our business.

Risks Relating to Our Common Stock

Our common stock is quoted on the OTCQB, and we are a “controlled company”. As a controlled Company, our common stock may be less attractive to some investors or otherwise harm our stock price.

Because we are quoted on the OTCQB and, even if we were to be listed on a securities exchange, we believe we would qualify as a “controlled company,” we are not required to have a majority of our board of directors be independent. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded by independent directors to stockholders of companies that are not controlled companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Section 203 could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Your ability to influence corporate decisions may be limited because Richard J. Kurtz owns a controlling percentage of our common stock and our lenders have final authority to approve or reject certain transactions.

Our company is controlled by Richard J. Kurtz, our chairman of the board, who beneficially owns approximately 57.5% of our outstanding common stock. As a result of this stock ownership, Mr. Kurtz can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Mr. Kurtz and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole. Furthermore, pursuant to the terms of our credit agreements with Bank of America, N.A. and Enhanced Capital, we are restricted from, among other things, entering into merger agreements or agreements for the sale of any or all of our assets outside the course of ordinary business. As such, even if certain corporate transactions may be approved by our stockholders, Bank of America, N.A. and Enhanced Capital, as the lenders under our credit agreement, have final authority to approve or reject certain of our transactions. This could lead to us not being able to effect certain transactions that may be in the best interests of our stockholders or our business.

There has been a limited market for our common stock and we cannot ensure investors that an active market for our common stock will be sustained.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will be maintained. Due to the illiquidity of our common stock, the market price may not accurately reflect our relative value. There can be no assurance that an active market for our shares of common stock will develop in the future. Because our common stock is so thinly traded, even limited trading in our shares has in the past, and might in the future, lead to dramatic fluctuations in share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	additions or departures of key personnel, including Richard J. Kurtz, our chairman and majority stockholder;
•	sales of our common stock, including management shares;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors;
•	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses;
•	period-to-period fluctuations in our financial results; and
•	announcements of acquisitions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders and the holders of our options may sell substantial amounts of our common stock in the public market. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock. In addition, the fact that our stockholders and option holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay cash dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. In addition, our credit agreements with Bank of America, N.A. and Enhanced Capital restrict our ability to pay cash dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have research coverage by securities and industry analysts and you should not invest in our common stock in anticipation that we will obtain such coverage. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct management assessments of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. In addition, our internal controls will also include those of any company or business that we may acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. As a result, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our operations are conducted in leased facilities located in Houston, Texas and Englewood Cliffs, New Jersey. Our corporate headquarters and primary administrative facility is located in Houston, Texas. We manufacture our foam resins and acrylic coatings, build spray rigs, perform research and development, provide warehousing, and distribute our products from our Houston, Texas facility. We lease an additional facility in Englewood Cliffs, New Jersey, primarily for administration of The AirTight Division’s operations. The Company has operating leases as follows:

Location	Square Footage	Term
Houston, Texas	56,375	01-01-2010 to 04-30-2017
Englewood Cliffs, New Jersey	4,500	Month-to-Month

We believe our present facilities are well maintained, in proper condition to operate at higher than current levels and are adequately insured. We do not anticipate significant difficulty in renewing or extending existing leases as they expire, or in replacing them with equivalent facilities or office locations.

Item 3. Legal Proceedings

Legal Proceedings

(a)	Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013.  Plaintiffs brought this lawsuit only individually, having amended out any request for a class action. The complaint alleged, among other things, that Lapolla designed, labeled, distributed, and manufactured spray polyurethane foam insulation, which created a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs sought: actual, compensatory, and punitive damages; injunctive relief; and attorney fees. Lapolla considered the allegations to be without merit and vigorously defended the allegations. On February 4, 2015, the Court dismissed the litigation with prejudice, per the voluntary request of Plaintiffs upon the advice of their new counsel and after their original litigation counsel withdrew citing irreconcilable differences with the Plaintiffs.  The Court retained jurisdiction to address a pending motion for sanctions filed by Lapolla.  The primary basis for Lapolla’s motion for sanctions is the Plaintiffs’ and their original attorney’s filing of the lawsuit without sufficient factual basis for the claims of personal injury and for failing to comply with discovery obligations to produce numerous potentially dispositive documents that Plaintiffs knew existed and their original counsel either knew or should have known existed.  Lapolla seeks to recover over $700,000 in legal fees for the defense of the lawsuit. The final outcome of this litigation cannot be determined at this time.

(b)	Great American E & S Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

Great American E & S Insurance Company filed a Petition for Declaratory Judgment against Lapolla Industries, Inc. in the Judicial District Court of Harris County, Texas on July 13, 2013 and served on or about July 21, 2013. The petition seeks a declaratory Judgment that Plaintiff has no duty to defend or indemnify Lapolla under a general liability policy issued to Lapolla with respect to, among other things, contamination claims asserted in the Gibson Litigation. The Gibson Litigation alleges, among other things, that Lapolla’s proprietary spray polyurethane foam is a defective and toxic substance creating irritants which cause damages to the persons in the homes in which the spray polyurethane foam is applied. In addition to describing the terms of the insurance policy, Plaintiff alleges that the insurance of Lapolla under the policy excludes and does not apply to, among other things, damages from pollution, pre-existing damages known to Lapolla for products manufactured, distributed, or sold by Lapolla, or any damage to Lapolla’s product, or repair of Lapolla’s product, and seeks reasonable attorney fees.  On January 9, 2014, the trial court denied Plaintiff’s Motion for Final Summary Judgment, which sought a final declaration that Plaintiff had no duty to defend in the Gibson Litigation.  On March 4, 2015, the court granted a final summary judgment in favor of Lapolla, finding that Great American had a duty to defend Lapolla in the federal Gibson case (which was dismissed and refiled as a state case – see (c) below), and awarded approximately $40,000 in attorney’s fees to Lapolla and contingent attorney’s fees in the event of an appeal. The outcome of this litigation cannot be determined at this time.

(c)      Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants

On March 5, 2014, the Gibson’s re-filed their claims, which were previously pending in the federal district court in the Middle District of Florida, against Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC and two new defendants, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc.  The complaint was filed in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida and alleges, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs seek, among other things: actual, compensatory, statutory, and punitive damages; injunctive relief; medical monitoring, and attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(d)     Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta

Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements filed a third-party complaint against Lapolla Industries, Inc. in the Superior Court, Judicial District of Stamford/Norwalk, in Connecticut on January 3, 2013.  Guzzo is alleging Lapolla’s spray polyurethane foam product is a defective product under Connecticut law and seeking indemnification and attorney’s fees.  On August 28, 2013, Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel filed an amended complaint against Lapolla also asserting the spray polyurethane foam is a defective product.  Plaintiffs seek monetary damages, punitive damages, and attorney’s fees, among other relief. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(e)	Evanston Insurance Company v. Lapolla Industries, Inc.

On October 28, 2013, Evanston Insurance Company filed its original complaint for declaratory judgment against Lapolla industries, Inc. in the Southern District of Texas, Houston Division. Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014 after being served with a First Amended Complaint. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The court ruled on the summary judgment motions on February 23, 2015, finding that Great American had no duty to defend.  The Court signed a final judgment on March 18, 2015.  The final outcome, including any appeals, of this litigation cannot be determined at this time.

(f)      Joseph Greco and Penny Greco v. Lapolla Industries, Inc., Jagodzinski Construction, Inc., and John Does.

On August 27, 2014, Joseph Greco and Penny Greco filed a Complaint in New York State Court, County of Monroe, against Lapolla, Jagodzinski Construction, Inc., and John Does.  The complaint alleges, among other things, negligence, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, violations of the NY deceptive trade practices act, and a NY false advertising statute, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, allegedly resulting in personal injuries and real property damage. Grecos seek, among other things: general, compensatory, and punitive damages; restitution, and attorney fees, costs, and disbursements. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(g) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the range of high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years.

	2014		2013
Calendar Quarter	High	Low	High	Low
First	$0.78	$0.41	$0.34	$0.18
Second	$0.62	$0.36	$0.32	$0.16
Third	$0.56	$0.28	$0.48	$0.21
Fourth	$0.49	$0.30	$0.75	$0.35

Our common stock is quoted on the OTCQB under the symbol “LPAD” and such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 16, 2015, there were 344 holders of record of our common stock.

We have not declared or paid cash dividends on our common stock during the two most recent fiscal years, and we do not intend to pay any cash dividends on our common stock during the foreseeable future. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

In addition, our Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), and Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”), restrict our ability to pay cash dividends due to the limitation on the amount of distributions we are able to pay in order to be in compliance with our fixed charge coverage ratio (“FCCR”) debt covenants in such agreements. The FCCR is tested monthly as of the last day of each calendar month for the twelve-month period then ended, and must be at least 1.0 to 1.0 under the Loan Agreement and the New Enhanced Note. See Part II, Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for more information.

Recent Sales of Unregistered Securities.

(a)      During the quarterly period ended December 31, 2014, the Company issued an aggregate of 308,707 shares of common stock pursuant to a one-time grant of 3,681,000 shares of common stock, which is vesting monthly on a pro rata basis over a three year period, to Mr. Kurtz, the Chairman, in exchange for his personal guaranty of the Company’s obligations under the New Enhanced Note (“New Guaranty Shares”). These shares were valued at $.60 per share, and $185,224 in aggregate, of which 104,021 shares were issued on October 31, 2014 and valued and recorded at $62,413, 100,665 shares were issued on November 30, 2014 and valued and recorded at $60,400, and 104,021 were issued on December 31, 2014 and valued and recorded at $62,413. The issuances of these shares to the Chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The Chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

(b)     During the quarterly period ended December 31, 2014, the Company issued an aggregate of 13,501 shares of common stock, which vested upon issuance, to Mr. Nadel, the Vice Chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with the Company, of which 6,861 shares were issued on October 31, 2014 and valued and recorded at $0.41 per share, or $2,813, and 6,640 shares were issued on November 30, 2014 and valued and recorded at $0.38 per share, or $2,523. The issuances of these shares to Mr. Nadel were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Mr. Nadel was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

(c)      During the quarterly period ended December 31, 2014, the Company issued an aggregate of 3,908,452 shares of common stock, to Mr. Kurtz, the Chairman, in exchange for the cancellation of $1,485,212 of debt owed by the Company to him, of which $1,300,000 was the principal amount of a promissory note dated April 16, 2012 and $185,212 was the accrued and unpaid interest thereon. The purchase price for each share of common stock was based on the closing price of the Company's common stock on December 1, 2014, or $.38 per share. The shares of common stock sold to Mr. Kurtz were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Mr. Kurtz was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the sale.

(d)     On December 31, 2014, the Company issued an aggregate of 160,000 shares of common stock, to non-employee directors (Mr. Nadel, Mr. Gregg, Mr. Larson, and Mr. Brown) pursuant to a director incentive plan for Board services. These shares were valued at $104,000, or $.60 per share. The issuances of these shares to the non-employee directors were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each non-employee director was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis

of Financial Condition and Results of Operations for the Two-Year Period Ended December 31, 2014

Overview

This financial review presents our operating results for each of the two years in the period ended December 31, 2014, and our financial condition at December 31, 2014. To supplement our financial statements presented on a GAAP basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in conjunction with information presented in Part I, Item 1 – Business relating to non-GAAP financial measures EBITDA and Adjusted EBITDA, as well as the information presented in our financial statements and the related notes to our financial statements.

Refer to Note 18 – Business Segments and Geographical Area information in our financial statements listed under Item 15 of Part IV of this report for further information regarding our business segment structure.

Non-GAAP Financial Measures

EBITDA

We define EBITDA as net income or loss before interest, income taxes, depreciation and amortization of other intangible assets.

Adjusted EBITDA

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

We recognize that the usefulness of EBITDA and Adjusted EBITDA as an evaluative tool may have certain limitations, including:

•	EBITDA and Adjusted EBITDA do not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and impacts our ability to generate profits and cash flows. Therefore, any measure that excludes interest expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not include depreciation and amortization of other intangible assets expense. Because we use capital assets, depreciation and amortization of other intangible assets expense is a necessary element of our costs and ability to generate profits. Therefore, any measure that excludes depreciation and amortization of other intangible assets expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not include provision for income taxes. Because the payment of income taxes is a necessary element of our costs, any measure that excludes income tax expense may have material limitations;
•	EBITDA and Adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and
•	Adjusted EBITDA does not include share-based compensation expense.

See also to Part I, Item 1 – Business for more information on our Non-GAAP financial measures.

Overall Results of Operations

The following table presents selected financial and operating data derived from the audited financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measures, EBITDA and Adjusted EBITDA, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year Ended December 31,
	2014	2013
Summary of Overall Results of Operations
Sales	$72,065,015	$71,176,971
Operating Income (Loss)	(1,515,296)	(616,170)
Other (Income) Expense	2,145,653	1,354,875
Net Loss	(3,660,949)	(1,971,045)
EBITDA (Unaudited)	$(586,234)	$921,13
Adjusted EBITDA (Unaudited)	$504,961	$2,240,865

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(3,660,949)	$(1,971,045)
Additions / (Deductions):
Interest Expense	1,193,298	1,093,184
Interest Expense – Related Party	805,608	749,291
Interest Expense – Amortization of Discount	182,444	10,697
Tax Expense (Benefit)	220,230	160,755
Depreciation	394,309	453,827
Amortization of Other Intangible Assets	278,826	424,426
EBITDA	$(586,234)	$921,135
Additions / (Deductions):
Share Based Compensation (1)	1,091,195	1,319,730
Adjusted EBITDA	$504,961	$2,240,865

(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the years ending December 31:

	2014	2013	% Change
Foam	$ 62,477,449	$ 61,080,736	2.3%
Coatings	9,587,566	10,096,235	-5.0%
Total Sales	$ 72,065,015	$ 71,176,971	1.2%

For the year ended December 31, 2014, our total sales increased by $888,044, from $71,176,971 to $72,065,015, or an increase of 1.2% from the same period in 2013. Foam sales increased $1,396,713 primarily due to higher demand for our foams attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam, offset by a $508,669 decrease in coatings sales due to lower demand attributed to general market conditions.

Gross Profit

The following is a summary of gross profit for the years ending December 31:

	2014	2013	% Change
Cost of Sales	$ 58,460,940	$ 56,152,602	4.1%
Gross Profit	$ 13,604,075	$ 15,024,369	-9.5%
Gross Margin Percentage:
Foam	17.8%	19.6%	-1.8%
Coatings	25.6%	30.3%	-4.7%
Total	18.9%	21.1%	-2.2%

For the year ended December 31, 2014, our gross profit decreased by $1,420,294, from $15,024,369 to $13,604,075, or a decrease of 9.5% from the same period in 2013. The decrease in gross profit was due to lower gross profit in coatings as a result of lower coatings sales and an increase in raw material costs resulting in a decline of $460,995, additional freight expense of $334,306 related to an increase in domestic sales versus international sales in 2014 compared to 2013, higher freight rates resulting in additional expense of $613,538, and a net increase in manufacturing absorption of $297,556, partially offset by an increase in gross profit from foam of $286,101 as a result of increased sales.

Selling, general and administrative expenses decreased $229,537 or 1.7%, to $13,259,920 in 2014, compared to $13,489,457 in 2013, primarily due to a $261,402 decrease in share-based compensation related to fully vested shares in connection with an advisory and consultant agreement, augmented by decreases in payroll and related employee benefits, distribution, and rents.

Professional fees decreased $160,784 or 14.9%, to $915,369 in 2014, compared to $1,076,153 in 2013, primarily due to the recovery of legal fees from our insurance companies and various settlements relating to litigation.

Depreciation expense decreased $7,963 or 4.6%, to $166,293 in 2014, compared to $174,256 in 2013, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $145,600 or 34.3%, to $278,826 in 2014, compared to $424,426 in 2013, due to a decrease in amortizable assets including customer lists and trade names.

Consulting fees increased $22,716 or 4.8%, to $498,963 in 2014, compared to $476,247 in 2013, primarily due to an increase in the need for business consulting services for The AirTight Division.

Interest expense increased $100,114 or 9.2%, to $1,193,298 in 2014, compared to $1,093,184 in 2013, primarily due to a higher amount outstanding on the New Enhanced Note.

Interest expense – related party increased $56,317 or 7.5%, to $805,608 in 2014, compared to $749,291 in 2013, due to an increase in share based compensation classified as interest expense relating to restricted shares of common stock being issued to the Chairman of the Board in connection with his personal guarantees required on the New Enhanced Note

Interest expense – amortization of discount increased $171,747 or 1,605.6%, to $182,444 in 2014, compared to $10,697 in 2013, due to a full year amortization of the New Enhanced Note discount.

Other income, net increased $1,942 or 5.8%, to $35,697 in 2014, compared to $33,755 in 2013, due primarily to a favorable settlement relating to litigation, and gain on disposals of vehicles for more than book value.

Outlook for 2015

The Company’s outlook remains aggressive and positive, as we expect sales to grow globally to record levels in 2015 and beyond. Our optimism is based on growing global consumer awareness about energy efficient foams and coatings and reductions in energy costs. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our management, product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller more dynamic company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. Any variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 Million asset based revolver loan as part of our Loan Agreement with Bank of America (“Revolver Loan”) that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the Revolver Loan. Disbursements are paid daily from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding.

Net cash used in operating activities was $997,146 in 2014 and $2,132,440 in 2013. The cash used in operations for 2014 as compared to 2013 was attributable to the net loss of $3,660,949 for the year, including the effect of adjustments to reconcile net loss to cash used in or provided by operating activities and adjusting for non-cash items, decreases of $59,518 in depreciation due to a decrease in depreciable assets, $145,600 in amortization of other intangible assets due to a decrease in amortizable assets including customer lists and non-competes from previous acquisitions, and $261,403 in share-based compensation expense due to completion of vesting of shares originally granted by the Company pursuant to an advisory and consultant agreement, offset by increases of $91,697 in provision for losses due to an increase in customer insolvencies, $56,317 in interest expense due to the issuance of New Guaranty Shares being classified as interest expense, and $171,747 in interest expense due to the purchase discount being amortized over the life of the New Enhanced Note, which matures in December 2016. The foregoing was augmented by decreases of $153,910 in inventories, $101,035 in prepaid expenses and other current assets, and $287,575 in deposits and other non-current assets, and increases of $1,839,626 in trade receivables, $297,121 in other intangible assets, $18,411 in costs and estimated earnings in excess of billings, and $293,935 in accounts payable, and $301,765 in accrued expenses and other current liabilities.

Net cash used in investing activities was $144,096 in 2014 and $69,825 in 2013. We invested $207,191 in property, plant and equipment in 2014, of which $118,047 was for vehicles, $43,473 was for upgrades to our IT systems, $39,214 was for machinery and equipment related to our manufacturing facilities, and $6,457 was for computers and software. We disposed of certain assets for net proceeds of $63,095, all of which were vehicles. We invested $118,611 in property, plant and equipment in 2013, of which $64,633 was for vehicles, $3,090 was for office equipment, $30,050 was for computers and software upgrades, $16,022 was for machinery and equipment for our plant, and $4,816 was for leasehold improvements. We disposed of certain assets for net proceeds of $48,786, all of which were vehicles.

Net cash provided by financing activities was $1,141,242 in 2014 and $2,204,470 in 2013. In 2014, we borrowed a cumulative aggregate of $74,459,796 and made principal repayments for a cumulative aggregate of $74,563,955 under our Revolver Loan, $250,000 from our Chairman of the Board, and $4,599 on our long term debt primarily related to financed vehicles. In 2013, we borrowed a cumulative aggregate of $81,608,230 under our Revolver Loan, and an aggregate of $7,200,000 under our New Enhanced Note, of which $3,214,003 was refinanced from the Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund LP dated June 29, 2012 (“Prior Enhanced Note”), and made principal repayments for a cumulative aggregate of $82,101,515 under our Revolver Loan, an aggregate of $4,337,334 under our Prior Enhanced Note, and $20,911 on our long term debt primarily related to financed vehicles. We had a net working capital of $6,572,046 in 2014 and $6,210,711 in 2013. Our current assets were approximately 1.8 times our current liabilities in 2014 and 2013. Cash available under our Revolver Loan based on the borrowing base calculation at December 31, 2014 and 2013 was $2,754,601 and $1,761,427, respectively.

Management believes that any cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from accredited sophisticated investors from time to time to not only gauge market conditions but also to ensure additional capital is readily available to fund aggressive growth developments. If we raise additional capital from the sale of capital stock (except for permitted issuances) or debt (other than permitted indebtedness), we are required under the New Enhanced Note to prepay, including any prepayment penalty, the amount raised up to the amount outstanding under the New Enhanced Note as of the date of the closing of the transaction out of the net proceeds of the capital raised.

Credit Agreements and Other Debt

On September 1, 2010, we entered into our Loan Agreement with Bank of America, N.A., which, as amended from time to time, provides for our $13,000,000 Revolver Loan. At December 31, 2014 and 2013, the balance outstanding on the Revolver Loan was $5,435,005 and $4,539,163 respectively. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) The amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) Maintain minimum liquidity of $500,000. The Company is required to submit its borrowing base calculation to Bank of America daily. If, at any time, the Company’s borrowing base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future borrowing base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At December 31, 2014, we were in compliance with our Loan Agreement and debt covenants.

On December 10, 2013, we entered into our New Enhanced Note with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, which, as amended from time to time, provided us with an aggregate of $7.2 Million in cash to refinance the remaining $3,346,762 balance outstanding on December 10, 2013 on our prior Note Purchase Agreement dated as of June 29, 2012 entered into with Enhanced Jobs For Texas Fund, LLC and Enhanced Capital Texas Fund LP (“Prior Enhanced Note”)(under the Prior Enhanced Note, we borrowed an aggregate of $4.4 Million under subordinated secured variable rate notes due June 29, 2014, of which $2.2 Million was with Enhanced Jobs For Texas Fund, LLC and $2.2 Million was from Enhanced Capital Texas Fund LP Enhanced Texas), and increase our working capital for the remaining difference. Repayment of the $7.2 Million is required on the maturity date of December 10, 2016. Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK Interest at the rate of 4.25% (increased from 3.75% to 4.25% by amendment on November 14, 2014)(which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 11.5%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all asset of the Company. The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum Adjusted EBITDA which cannot, for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.0 to 1.0, and (iv) Maintain minimum liquidity equal of $500,000. At December 31, 2014, we were in compliance with our New Enhanced Note and debt covenants.

We also borrowed an aggregate of $500,000 from our chairman of the board and majority stockholder, of which $250,000 was received on November 12, 2014 and $250,000 was received on January 21, 2015.

Future Minimum Principal Payments on Long-Term Debt

At December 31, 2014, future minimum principal payments of long-term debt are as follows:

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolver Loan	$—	$5,435,005	$—	$—	$5,435,005
New Enhanced Note	—	7,157,852	—	—	7,157,852
Note Payable – Related Party	—	250,000	—	—	250,000
Long Term Debt Obligations	—	—	—	—	—
Total	$—	$12,842,857	$—	$—	$12,842,857

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies that we believe require more significant estimates and assumptions include: the valuation of goodwill, other intangible assets, and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report.

We believe that of our significant accounting policies, which are described below in this Item 7, and in Note 1 to our audited financial statements, of this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. The Company operates two reporting units, Foam and Coatings. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. In the fourth quarter of 2014 and 2013, the Company conducted the required annual test of goodwill for impairment. Management uses the income approach to estimate the fair market value of the business segments based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. There were no goodwill impairment charges recorded during the years ended December 31, 2014 or 2013.

Other Intangible Assets

The Company had other intangible assets consisting of product formulations, and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment testing of the assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset, or changes in the expected useful life of the asset. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. The assumptions used during 2013 and 2014 were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. There were no long-lived asset impairment charges recorded during the years ended December 31, 2014 or 2013.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $617,000 and $317,000 at December 31, 2014 and 2013, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

See also generally Note 1 – Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions in our financial statements listed under Item 15 of Part IV of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is the biographical information and the qualifications and skills for each director and named executive officer, their ages, and their principal occupations for at least the past five years and their public-company directorships. All directors are appointed for one-year terms or until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Richard J. Kurtz	74	Chairman of the Board

Mr. Kurtz was appointed to our board of directors on November 23, 1998 and chairman of the board on February 8, 1999. He has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 36 years. The Kamson Corporation owns and operates 81 investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz is currently vice president and a member of the board of directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center. We believe that Mr. Kurtz’ leadership, drive and determination, as well as his background in the real estate and property management industries, make him a valuable resource on our board of directors.

Jay C. Nadel	56	Vice Chairman of the Board

Mr. Nadel was appointed to our board of directors on January 16, 2007 and, in connection with an advisory agreement, became vice chairman of the board on February 22, 2011. He has been chairman of the board of Englewood Hospital and Medical Center Foundation since October 1, 2013 and was also chairman of Englewood Hospital and Medical Center from September 2006 to September 2012. In addition to being an independent consultant since 2004, Mr. Nadel has been an employee of R.F. Lafferty & Co. since May 2012. As a Certified Public Accountant and senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services, where he oversaw strategic planning. From 1986 to 2001, he was a partner in the investment firm of Weiss, Peck & Greer/Robeco, where he was chairman of the operations committee and managing director of the firm’s Clearing Services Division. From 1980 to 1986, he worked at KPMG Peat Marwick, New York, where he provided audit services attaining the position of manager. Mr. Nadel has been a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland. We believe that Mr. Nadel's leadership and management experiences, as well as his financial background and qualifications, makes him a valuable resource on our board of directors.

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	85	Director

Lt. Gen. Gregg was appointed to our board of directors on February 21, 2000 and is the chairperson of the compensation committee. He enlisted in the United States Army in January 1946, and was commissioned through Officer’s Candidate School in May 1950. He served for more than 35 years and retired in August 1981 in the grade of Lieutenant General. His most significant assignments included Commander, Army and Air Force Exchange System, Europe; Deputy Chief of Staff for Logistics, United States Army, Europe; Director for Logistics in the Organization of the Joint Chiefs of Staff; and the Army’s Deputy Chief of Staff for Logistics. Following retirement in 1981, Lt. Gen. Gregg held several corporate assignments at the vice president, president, and chief executive officer levels. He retired from active management in 1998, but continues to serve on several corporate boards. He chairs three of these boards. A graduate of Saint Benedict College, Atchison, Kansas, with a Bachelor of Science degree in Business Administration [summa cum laude], the Army War College and the Command and General Staff College. Lt. Gen. Gregg also attended the Executive Program in National Security at the Harvard University’s John F. Kennedy School of Government. We believe that Lt. Gen. Gregg’s extensive business experience, as well as his executive leadership experience, make him a valuable resource on our board of directors.

Augustus J. Larson	60	Director

Mr. Larson was appointed to our board of directors on January 16, 2007 and is the chairperson of the audit committee. He is a principal of Larson Capital, LLC, a commercial real estate finance and investment company in Far Hills, New Jersey. He founded Larson Capital, LLC in 2004. From 1985 to 2001, Mr. Larson was a principal of Larson Financial Resources, a New Jersey based commercial mortgage banking firm. In 2001, Larson Financial Resources was sold to PW Funding; and Mr. Larson served as a managing director of PW Funding and directed its commercial and multi-family real estate loan production in the metro New Jersey and New York markets until 2004. Mr. Larson is a former councilman in the Borough of Far Hills, New Jersey. He has a Bachelor of Arts degree from Colgate University. He is also a Certified Mortgage Banker and an active member in numerous professional and charitable organizations. We believe that Mr. Larson’s extensive background in finance makes him a valuable member of our board of directors.

Douglas J. Kramer	50	Director, CEO and President

Mr. Kramer joined the Company in February 2005 as president and chief operating officer and was named chief executive officer and president on July 12, 2006. He was appointed to the board of directors on January 16, 2007. Mr. Kramer has 26 years’ experience in the spray polyurethane foam and acrylic coatings business. Prior to joining Lapolla, he was vice president of the Construction Products Division for Foam Enterprises, LLC, a wholly-owned subsidiary of the BASF Corporation, where he was employed from 1997 to 2004. Mr. Kramer has a background in Liberal Arts from Penn State University and the University of Texas. We believe that Mr. Kramer’s extensive background in the building and construction products industries, as well as his familiarity with our day-to-day operations, make him a valuable member of our board of directors.

Michael T. Adams	49	Director, CGO, EVP and Secretary

Mr. Adams is one of the founders of the Company starting on January 1, 1997. He was appointed to the board of directors on December 20, 2004 and is chairperson of the corporate governance committee. Mr. Adams was appointed chief governance officer on July 12, 2006, and has been executive vice president and secretary since March 1, 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer, treasurer and interim chief financial officer (including from December 18, 2014 until December 31, 2014), to facilitate management successions, and held various officer positions in the Company’s former subsidiaries starting on January 1, 1997. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida. We believe that Mr. Adams’ extensive background in business administration, as well as corporate governance, and his long experience with our Company make him a valuable member of our board of directors.

Jomarc C. Marukot	38	CFO and Treasurer

Mr. Marukot joined Lapolla on January 1, 2015 as chief financial officer and treasurer. Mr. Marukot was previously the Company’s controller, from January 2012 to October 2014, and senior accountant, from May 2009 to December 2011. Prior to rejoining the Company, he worked for KLX Energy Services, a division of KLX, Inc., as assistant controller from November 2014 to December 2014. From May 2008 to April 2009, Mr. Marukot served as senior analyst for payroll accounting and compliance at Key Energy Services, Inc. From December 2004 to April 2008, Mr. Marukot worked at Continental Airlines, Inc., with his last position as supervisor for payroll accounting. Mr. Marukot earned his Bachelor of Science degree in Business Administration with a specialization in Accounting from the University of Houston, Houston, Texas and is currently pursuing and eligible to sit for the CPA exam.

Harvey L. Schnitzer	55	COO

Mr. Schnitzer joined Lapolla on April 5, 2012 as chief operating officer. Before joining Lapolla, he held positions as chief operating officer, chief financial officer, and executive vice president at Energy Maintenance Services Group I, LLC (EMS), a private equity-backed oil and gas services company, from 2003 to 2011, where he was responsible for raising over $210 million in equity and debt and completed 25 acquisitions. Mr. Schnitzer earned his Bachelor of Science degree in Accounting from Fairleigh Dickenson University in Madison, New Jersey, and Executive MBA from Loyola College in Baltimore, Maryland. He has completed MIT Executive Education in Negotiation and Managing Change in a Complex Organization. Mr. Schnitzer is a certified public accountant.

The board of directors regards all of the individuals above as competent professionals with many years of experience in the business community. The board of directors believes that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for: one late Form 4 filed by Richard J. Kurtz, chairman, with respect to five transactions that occurred during the year ended December 31, 2014; two late Form 4s filed by Jay C. Nadel, vice chairman, with respect to three, seven, twelve, and ten transactions that occurred during the years ended December 31, 2011, 2012, 2013, and 2014, respectively; two late Form 4s filed by Arthur J. Gregg, director, with respect to one transaction that occurred during the year ended December 31, 2011 and one transaction that occurred during the year ended December 31, 2014; two late Form 4s filed by Augustus J. Larson, director, with respect to one transaction that occurred during the year ended December 31, 2011 and one transaction that occurred during the year ended December 31, 2014; two late Form 4s filed by Howard L. Brown, then a director, with respect to one transaction that occurred during the year ended December 31, 2011 and one transaction that occurred during the year ended December 31, 2014; two late Form 4s filed by Douglas J. Kramer, chief executive officer and president, with respect to three transactions that occurred during the year ended December 31, 2014; one late Form 3 filed by Harvey L. Schnitzer, chief operating officer, for the year ended December 31, 2012, and one late Form 4 filed by Mr. Schnitzer with respect to three transactions that occurred during the year ended December 31, 2014; one late Form 3 filed by Charles A. Zajaczkowski, then our chief financial officer and treasurer, for the year ended December 31, 2010, and one late Form 4 filed by Mr. Zajaczkowski with respect to one transaction that occurred during the year ended December 31, 2014; and two late Form 4s filed by Michael T. Adams, chief governance officer, executive vice president, and secretary, on March 19, 2015 with respect to one, one, one, and three transactions that occurred during the years ended December 31, 2008, 2009, 2011, and 2014, respectively.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Ethics and Conduct applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Business Ethics and Conduct is available in the Corporate Governance section of our website at http://www.lapolla.com/investor-relations/corporate-governance/. The information on our website is not incorporated by reference in this Annual Report. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions, granted to certain executive officers, on this website within four business days following the date of such amendment or waiver.

Board Committees

Our board of directors has established an audit committee, a corporate governance committee, and a compensation committee, each of which has the composition described below.

Audit Committee

Our audit committee is currently comprised of Augustus J. Larson and Lt. Gen. Arthur J. Gregg, US Army (Ret), each of whom our board has determined to be financially literate and qualify as an independent director. Mr. Larson is the chairperson of our audit committee. In addition, Mr. Larson qualifies as our financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee charter is available on our website at http://www.lapolla.com/investor-relations/corporate-governance/.

Corporate Governance Committee

Our corporate governance committee is currently comprised of Michael T. Adams, Arthur J. Gregg, and Augustus J. Larson. Our board has determined that Mr. Gregg and Mr. Larson qualify as independent directors. Mr. Adams is the chairperson of our corporate governance committee. Our director selection process criterion and corporate governance committee charter are available on our website at http://www.lapolla.com/investor-relations/corporate-governance/.

Compensation Committee

Our compensation committee is currently comprised of Arthur J. Gregg and Augustus J. Larson, each of whom our board has determined to qualify as an independent director, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member. Mr. Gregg is the chairperson of our compensation committee. Our compensation committee charter is available on our website at http://www.lapolla.com/investor-relations/corporate-governance/.

Item 11. Executive Compensation

Overview

The compensation committee administers the compensation policies and programs for our named executive officers, as well as the cash- and equity-based incentive compensation plans in which those persons may participate. The compensation committee has not retained the services of any compensation consultants in connection with the compensation of our executive officers.

Compensation Objectives

The Compensation Committee’s philosophy is to provide a compensation package that attracts, motivates and retains executive talent, and delivers rewards for superior performance as well as consequences for underperformance. The objectives of the Compensation Committee’s compensation practices are to:

•	provide a total compensation program that is competitive in the industry in which we compete for executive talent;
•	place a significant portion of executive compensation at risk by linking such compensation to the achievement of corporate financial performance objectives and individual objectives;
•	provide long-term incentive compensation that focuses executives’ efforts on building stockholder value by aligning their interests with our stockholders; and
•	provide incentives that promote executive retention. In designing and administering our executive compensation programs, we attempt to strike an appropriate balance among these elements, as discussed below.

The major compensation elements for our named executive officers are base salary, annual and other bonuses, equity awards, insurance benefits, and company provided vehicle or vehicle allowances. Each of these elements is an integral part of and supports our overall compensation objectives. Base salaries (other than increases), insurance benefits and perquisites form stable parts of our named executive officers’ compensation packages that are not necessarily dependent on our performance during a particular year. We set these compensation elements at competitive levels so that we are able to attract, motivate and retain highly qualified executive officers. Consistent with our performance-based philosophy, we reserve the largest potential compensation for performance- and incentive-based awards. These awards include annual bonuses and long-term awards that are primarily based on our financial performance and consisting of compensation in the form of cash, stock bonuses, and stock options to provide incentives that are tied to both our short-term and long-term performance. Our performance-based annual bonuses reward short-term and long-term performance, while our stock options reward long-term performance and align the interests of management with our stockholders. We additionally provide for retention of certain named executive officers through bonuses in the case of a change in control.

2014 and 2013 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2014 and 2013, the compensation paid to our named executive officers: (i) Douglas J. Kramer, our chief executive officer and president and a member of our board; (ii) Michael T. Adams our chief governance officer, executive vice president and corporate secretary and a member of our board, who also served as our interim chief financial officer and treasurer from December 18, 2014 through December 31, 2014; (iii) Charles A. Zajaczkowski, who served as our chief financial officer and treasurer from May 10, 2010 to December 18, 2014; and (iv) Harvey L. Schnitzer, our chief operating officer.

SUMMARY COMPENSATION TABLE

				Stock	Options	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation		Total
Principal Position	($)	($)	($)	($) (1)	($) (1)	($)		($)
Douglas J. Kramer	2014	350,000	3,254	—	351,795	43,319	(2)	748,368
CEO and President	2013	350,000	—	—	—	41,003		391,003

Michael T. Adams	2014	180,000	5,000	—	43,704	16,383	(3)	245,087
CGO, EVP and Secretary	2013	180,000	5,000	—	—	27,595		212,595

Charles A. Zajaczkowski	2014	165,860	—	—	—	21,854	(4)	187,714
Former CFO and Treasurer	2013	166,500	—	—	—	20,183		186,683

Harvey L. Schnitzer	2014	250,000	—	32,500	37,780	22,498	(5)	342,778
COO	2013	250,000	—	—	—	21,686		271,686

(1) The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), recognized by us in 2014. The actual value, if any, an executive may realize will depend for options on the excess of the market price over the option exercise price on the date the option is exercised and for stock on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by an executive will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 – Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions—Share-Based Compensation and Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(2) Comprised of: (i) $19,675 for personal use of a Company provided automobile; and (ii) $23,644 for medical, dental, vision, life, and disability insurances.

(3) Comprised of: (i) $9,000 for car allowance; and (ii) $7,383 for medical, dental, vision, life, and disability insurances.

(4) Comprised of: (i) $8,077 for car allowance; and (ii) $13,777 for medical, dental, vision, life, and disability insurances.

(5) Comprised of: (i) $9,000 for car allowance; and (ii) $13,498 for medical, dental, vision, life, and disability insurances.

Agreements with Executive Officers

We are party to long-term employment and certain option and stock award agreements with the named executive officers employed by us at December 31, 2014. The information provided below is supplemented by the Summary Compensation and Grants of Plan-Based Awards tables above and Outstanding Equity Awards at Fiscal Year-End (Option and Stock Awards) and Stock Vested at Fiscal Year-End (Stock Awards) tables below.

Douglas J. Kramer

The Company entered into a new three year executive employment agreement with its chief executive officer and president, Mr. Kramer, effective as of January 1, 2014 (“2014 Kramer Agreement”), pursuant to which he is entitled to:

•	annual base salary for the 2014 calendar year of $350,000, and provided the Company meets the positive earnings and cash flow budgets for 2014 established by the board of directors for calendar years 2015 and 2016, $400,000;
•	annual performance bonus of $120,000, $160,000, or $200,000 if Company achieves 100%, 120%, or 140%, respectively, of its budgeted Adjusted EBITDA for a particular fiscal year;
•	sales bonus of 1% for all new and ½% for certain existing international accounts, subject to such sales meeting certain gross profit margin criteria and credit and payment terms;

•	a transaction bonus, subject to certain limitations, upon consummation of a change in control if he is still employed at the time or in the event his employment is terminated within one year immediately preceding the consummation of a change in control, and including upon consummation of the change in control, the transfer to Mr. Kramer of ownership of the Company-provided automobile then being used by him. A transaction bonus is payable as soon as practicable after the closing of such transaction but in no event later than March 15 of the year following the year in which the closing of such transaction occurs. Any transaction bonus payable on account of the occurrence of a transaction that constitutes a change in the ownership of the Company or a change in the ownership of a substantial portion of the assets of the Company within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated pursuant thereto (“Section 409A”), shall be paid on the same schedule, under the same terms and conditions and in the same form of consideration (e.g., cash, stock in the acquiring company, promissory note or a combination thereof) as is the consideration received by the holders of the majority of the outstanding voting securities of the Company who participate in the transaction; provided, however, that in no event shall any portion of the transaction bonus be paid to executive on a date that is later than five years after such transaction. In the Company’s sole and absolute discretion, it may pay in cash all or any portion of the transaction bonus that would otherwise be paid in a form of consideration other than cash;
•	upon termination by the Company without cause or by Mr. Kramer for good reason, as defined in the agreement as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Kramer, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace:
o	severance equal to the lesser of 24 months base salary, or base salary for the remainder of the term, reduced by any earned income during the severance period;
o	the product of the value, as of the last day of the calendar year of termination, of any Company equity or equity-based awards, which he can show that he reasonably would have received had he remained employed through the end of the calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator of which is the number of days in the calendar year of termination through the termination date and the denominator of which is 365, but only to extent not previously vested, exercised and/or paid;
o	for 12 months from termination, continued participation in any plans providing medical, hospitalization and dental coverage; and
o	all bonuses and stock options previously earned, or which may be earned in the event of a consummation of a change of control within one year immediately following termination;
•	upon termination by the Company for cause or by Mr. Kramer without good reason, as defined in the agreement as: (i) willful malfeasance or willful misconduct by Mr. Kramer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:
o	any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;
•	upon termination on account of Mr. Kramer’s death or disability, the Company shall treat his termination as a termination without cause; and
•	upon termination following a change of control,
o	an amount equal to the base salary which would otherwise be payable over the remaining term of his agreement, payable in a lump sum within 30 days after the date of such termination,
o	any outstanding awards held by him or other benefits under any Company plan or program which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and
o	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Kramer is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Kramer’s agreement also provides for a non-competition provision during employment and for a period of twenty-four months after the termination of his employment.

Prior to the 2014 Kramer Agreement, Mr. Kramer was employed pursuant to an executive employment agreement entered into with the Company on May 5, 2008, as amended from time to time, that expired on December 31, 2013, which was under substantially similar terms as described above for his 2014 Kramer Agreement.

On January 22, 2014, and in connection with his agreement, the Company granted Mr. Kramer 500,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.72 per share, for a term of 5 years, which vests over a three-year period from the date of grant, with 1/3 vesting on each of the first, second and third anniversaries of the date of grant, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

On April 28, 2014, the Company granted Mr. Kramer 350,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share, for a term of five years, which vest over a three-year period from the date of grant, with 1/3 vesting on December 31, 2014, December 31, 2015, and December 31, 2016, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

On October 14, 2014, the Company granted Mr. Kramer 1,150,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.425 per share, which options were immediately vested and exercisable at the time of grant and expire on December 31, 2015. These options were granted as partial replacement for 2,000,000 options previously granted on July 12, 2005 which expired July 12, 2013. The previously granted options were inadvertently extended to December 31, 2015, however, due to an eight year life limitation prescribed in our Equity Plan, they were deemed canceled at the end of eight years or on July 12, 2013. The Company also undertook to grant the additional 850,000 options (to make up for the total 2,000,000 options that expired) in January 2015 since our Equity Plan only permits the grant of a total of 2,000,000 options during any calendar year (and Mr. Kramer was previously granted 850,000 stock options during 2014 for other incentives).

Michael T. Adams

The Company entered into a new three year executive employment agreement with its chief governance officer, executive vice president and corporate secretary, Mr. Adams, effective as of December 31, 2014 (“2014 Adams Agreement”), pursuant to which he is entitled to:

•	an annual base salary of $180,000;
•	annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted Adjusted EBITDA per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the chief executive officer’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA;
•	annual non-discretionary bonus of $5,000;
•	a transaction bonus, subject to certain limitations, upon consummation of a change in control if he is still employed at the time or in the event his employment is terminated within one year immediately preceding the consummation of a change in control. A transaction bonus is payable as soon as practicable after the closing of such transaction but in no event later than March 15 of the year following the year in which the closing of such transaction occurs. Any transaction bonus payable on account of the occurrence of a transaction that constitutes a change in the ownership of the Company or a change in the ownership of a substantial portion of the assets of the Company within the meaning of Section 409A, shall be paid on the same schedule, under the same terms and conditions and in the same form of consideration (e.g., cash, stock in the acquiring company, promissory note or a combination thereof) as is the consideration received by the holders of the majority of the outstanding voting securities of the Company who participate in the transaction; provided, however, that in no event shall any portion of the transaction bonus be paid to executive on a date that is later than five years after such transaction. In the Company’s sole and absolute discretion, it may pay in cash all or any portion of the transaction bonus that would otherwise be paid in a form of consideration other than cash;
•	medical, dental, life insurance, and disability benefits;
•	auto allowance of $750.00 per month;
•	twelve months of his annual base salary for termination due to death or disability;
•	twelve months of his annual base salary, awards and medical and dental benefits and the transaction bonus in the event of a termination without cause by the Company or by him for good reason, as defined in the agreement as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Adams, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace; and
•	upon termination by the Company for cause or by Mr. Adams without good reason, as defined in the agreement as: (i) willful malfeasance or willful misconduct by Mr. Kramer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

o    any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

•	upon termination following a change of control:
o	an amount equal to the base salary which would otherwise be payable over the remaining term of the agreement, payable in a lump sum within 90 days after the date of such termination of employment;
o	any outstanding awards held by him or other benefits under any Company plan or program which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and
o	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Adams is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Adams’ agreement also provides for a non-competition provision during employment and for a period of twelve months after the termination of his employment.

Prior to the 2014 Adams Agreement, Mr. Adams was employed pursuant to an executive employment agreement entered into with the Company on May 18, 2009, as amended from time to time, that expired on December 31, 2014, which was under substantially the same terms as described above for his 2014 Adams Agreement.

On April 28, 2014, the Company granted Mr. Adams 150,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share, for a term of five years, which vest over a three-year period from the date of grant, with 1/3 vesting December 31, 2014, December 31, 2015, and December 31, 2016, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

On November 26, 2014, the Company granted Mr. Adams 80,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.38 per share, which options were immediately vested and exercisable at the time of grant and expire July 12, 2017. These options were granted as replacement for 80,000 options previously granted on July 12, 2005 which expired July 12, 2013. The previously granted options were inadvertently extended to July 12, 2017, however, due to an eight year life limitation prescribed in our Equity Plan, they were deemed canceled at the end of eight years or on July 12, 2013.

Harvey L. Schnitzer

The Company entered into a new three year executive employment agreement with its chief operating officer, Mr. Schnitzer, effective as of December 31, 2014 (“2014 Schnitzer Agreement”), pursuant to which he is entitled to:

•	an annual base salary of $250,000, which will automatically increase by $25,000 for the 2016 calendar year if the Company achieves its budgeted Adjusted EBITDA;
•	annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted Adjusted EBITDA per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the chief executive officer’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA;
•	transaction bonus, subject to certain limitations, upon consummation of a change in control if he is still employed at the time or in the event his employment is terminated within one year immediately preceding the consummation of a change in control. A transaction bonus is payable as soon as practicable after the closing of such transaction but in no event later than March 15 of the year following the year in which the closing of such transaction occurs. Notwithstanding, any transaction bonus payable on account of the occurrence of a transaction that constitutes a change in the ownership of the Company or a change in the ownership of a substantial portion of the assets of the Company within the meaning of Section 409A, shall be paid on the same schedule, under the same terms and conditions and in the same form of consideration (e.g., cash, stock in the acquiring company, promissory note or a combination thereof) as is the consideration received by the holders of the majority of the outstanding voting securities of the Company who participate in the transaction; provided, however, that in no event shall any portion of the transaction bonus be paid to executive on a date that is later than five years after such transaction. In the Company’s sole and absolute discretion, it may pay in cash all or any portion of the transaction bonus that would otherwise be paid in a form of consideration other than cash;
•	medical, dental, life insurance, and disability benefits;
•	auto allowance of $800 per month;
•	eight months of his annual base salary for termination due to death or disability;
•	eight months of his annual base salary, awards and medical and dental benefits and the transaction bonus in the event of voluntary termination by the Company or by him for good reason, as defined in the agreement (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Schnitzer, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace; and
•	upon termination by the Company for cause or by Mr. Schnitzer without good reason, as defined in the agreement as: (i) willful malfeasance or willful misconduct by Mr. Schnitzer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

o    any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

•	upon termination following a change of control:
o	an amount equal to the base salary which would otherwise be payable over the remaining term of the agreement, payable in a lump sum within 90 days after the date of such termination of employment;
o	any outstanding bonus or other benefits under any Company plan or program which have been earned will be paid as provided under the terms of such Company plan or program; and
o	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Schnitzer is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Schnitzer’s agreement also provides for a non-competition provision during employment and for a period of twelve months after the termination of his employment.

Prior to the 2014 Schnitzer Agreement, Mr. Schnitzer was employed pursuant to an executive employment agreement entered into with the Company effective April 5, 2012, as amended from time to time, that expired on December 31, 2014, which was under substantially the same terms as described above for his 2014 Schnitzer Agreement, except it included a change in control bonus instead of a transaction bonus.

On February 7, 2014, the Company granted Mr. Schnitzer 100,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five years, which vests over a three-year period from the date of grant, with 1/3 vesting on February 7, 2015, February 7, 2016, and February 7, 2017, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

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

On April 28, 2014, the Company granted Mr. Schnitzer 150,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share, for a term of five years, which vest over a three-year period from the date of grant, with 1/3 vesting on December 31, 2014, December 31, 2015, and December 31, 2016, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

Charles A. Zajaczkowski

The Company entered into an executive employment agreement with its chief financial officer and treasurer, Mr. Zajaczkowski, effective May 5, 2010, as amended from time to time, that terminated upon his resignation on December 18, 2014, pursuant to which he received while employed during 2013 and 2014: (i) an annual base salary of $166,500; (ii) medical, dental, life insurance, and disability benefits; (iii) auto allowance of $650 per month (2013) and $700 per month (2014).

On April 28, 2014, the Company granted Mr. Zajaczkowski 100,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share, for a term of five years, which vest over a three-year period from the date of grant, with 1/3 vesting on December 31, 2014, December 31, 2015, and December 31, 2016, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control. These options were forfeited when Mr. Zajaczkowski resigned on December 18, 2014.

Mr. Zajaczkowski’s agreement also provides for a non-competition provision during employment and for a period of twenty four months after the termination of his employment.

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities
	Underlying Unexercised			Option	Option
	Options (#)			Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Douglas J. Kramer	—	500,000	(1)	0.72	1/21/2019
Douglas J. Kramer	116,667	233,333	(2)	0.42	4/28/2019
Douglas J. Kramer	1,150,000	—		0.425	12/31/2015
Michael T. Adams	—	300,000	(3)	0.35	5/18/2015
Michael T. Adams	50,000	100,000	(4)	0.42	4/28/2019
Michael T. Adams	80,000	—		0.38	7/12/2017
Harvey L. Schnitzer	—	100,000	(5)	0.65	2/7/2019
Harvey L. Schnitzer	50,000	100,000	(4)	0.42	4/28/2019

(1) Vests 166,666 on January, 22, 2015, 166,666 on January 22, 2016, and 166,668 on January 22, 2017.

(2) Vests 116,667 on December 31, 2015 and 116,666 on December 31, 2016.

(3) Vests upon consummation of change in control.

(4) Vests 50,000 on December 31, 2015 and 50,000 on December 31, 2016.

(5) Vests 33,333 on February 7, 2015, 33,333 on February 7, 2016, and 33,333 on February 7, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Harvey L. Schnitzer	50,000	20,500

(1) Vests 25,000 on December 31, 2015 and 25,000 on February 7, 2016.

Potential Payments Upon Termination or Change of Control

Transaction Bonuses

We provide for transaction bonuses for certain of our named executive officers, based on a percentage of a transaction value and subject to certain limitations. A transaction bonus is calculated as follows: (a) no transaction bonus shall be paid to the extent the transaction value (defined as the consideration realized, or assumed to be realized, by the Company’s shareholders in connection with the transaction, minus any Company debt that remains with the Company upon the consummation of a change-in-control or any debt or personal guarantee of Company debt which a selling shareholder is relieved of in connection with a change-in-control), does not exceed the sum of $25,940,000, (b) to the extent the transaction value does not exceed $90,000,000, an amount equal to each respective executive’s agreed to percentage of the transaction value less $25,940,000, multiplied by the percentage of the Company sold, to the extent the transaction value exceeds $90,000,000, an amount equal to respective executive’s agreed to percentage (see above) of the transaction value multiplied by the percentage of the Company sold. Notwithstanding the foregoing, no transaction bonus shall be payable on any portion of the transaction value in excess of $200,000,000.

In the event of a transaction, which does not constitute a change-in-control as the stockholders of the Company immediately before the transaction do not relinquish 50% or more of the total combined voting power of the outstanding voting securities of the Company, but do relinquish 20% or more of the total combined voting power of the outstanding securities of the Company, the transaction bonus shall be calculated in the manner as set forth above upon a change in control. However, such amount shall then be reduced by the percentage of the sales proceeds of the transaction allocable to the Company’s then majority shareholder which is not currently distributed to such shareholder as a result of the transaction. If a transaction bonus is payable to the executive upon a change in control, he shall not be entitled to any additional transaction bonus upon the occurrence of a subsequent transaction unless: (i) the subsequent transaction is related to the change in control; and (ii) the executive is still employed with the Company upon the consummation of the subsequent transaction or is no longer so employed as a result of having been terminated without cause or having resigned for good reason. In the event a series of related transactions occurs subsequent to a change-in-control, the executive shall be entitled to a transaction bonus on each transaction in the series, provided the requirements of (i) and (ii) above are satisfied with respect to each such transaction. For purposes of this provision, a subsequent transaction shall be “related” to a change in control if it was agreed upon at the time of, and is consummated within 2 years of the consummation of, the change in control.

We define change of control in all of our named executive office executive employment agreements as ownership change events or series of related ownership change events (collectively, a “Transaction”) in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of fifty percent (50%) or more of the total combined voting power of the outstanding voting securities of the Company, or the entity to which the assets of the Company were transferred. The following would be ownership change events: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. Notwithstanding the foregoing, no change of control, ownership change event or Transaction shall be deemed to have occurred as a result or on account of: (i) a transfer or other disposition, by sale, gift or otherwise, of an interest in the Company by Richard J. Kurtz (“Kurtz”) to his spouse, children or grandchildren, or the spouses of his children, either directly or indirectly for their benefit, in trust or otherwise; or (ii) the death or incapacity of Kurtz wherein his interest is transferred to his heirs only. Our named executive officers shall not be entitled to any payment under their respective executive employment agreements upon the occurrence of, or calculated with reference to, any such transfer or disposition.

Acceleration of Benefits Under Certain Other Plans

Our Equity Plan contains provisions for the accelerated vesting of stock options to participating named executive officers in the event of a change of control, where the surviving, continuing, successor, or purchasing entity or parent thereof, as the case may be ("Acquiror"), may, without the consent of any participant, either assume the Company's rights and obligations under outstanding options or substitute for outstanding options substantially equivalent options to purchase the Acquiror's stock. If the Acquiror elects not to assume or substitute for outstanding options, the compensation committee shall provide that any unexercised and/or unvested portions of outstanding options shall immediately vest and become exercisable in full as of the date 30 days prior to the date of the change-in-control. Vesting and/or exercise of any option shall be conditioned upon the consummation of the change of control. Any options which are not assumed by the Acquiror nor exercised by optionee terminate and cease to be outstanding effective as of the consummation of the change of control.

Equity Incentive Plan (“Equity Plan”)

Our board of directors adopted the Equity Incentive Plan on July 12, 2005, which was approved by our stockholders effective August 31, 2005. The purpose of our Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. In addition, our Equity Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, directors, and consultants to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Our Equity Plan is administered by our compensation committee. A total of 9,950,000 shares of common stock are reserved for award under the Equity Plan, of which 2,622,500 shares were available for future awards as of December 31, 2014.

Director Compensation

Standard Compensation Arrangements

Directors receive cash, option, and stock compensation. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings.

Effective January 1, 2014, non-employee outside directors receive cash compensation at the rate of $12,500 per year, payable quarterly.

The following table summarizes compensation for non-employee directors for the year ended December 31, 2014, including costs incurred during 2014 for options and stock in 2014.

DIRECTOR COMPENSATION TABLE

	Fees Earned or						All Other
Name	Paid in Cash ($)		Stock Awards ($)(3)		Option Awards ($)(3)		Compensation ($)(3)		Total ($)
Richard J. Kurtz	—		—		63,168	(6)	920,070	(7)(8)	983,238
Arthur J. Gregg	12,500	(1)	13,000	(4)	89,183	(6)	—		114,683
Jay C. Nadel	192,500	(1)(2)	264,112	(4)(5)	89,183	(6)	—		545,795
Augustus J. Larson	12,500	(1)	13,000	(4)	89,183	(6)	—		114,683
Howard L. Brown*	9,375	(1)	13,000	(4)	—	(6)	—		22,375
*(Resigned 10/7/2014)

(1) Represents cash payments paid for director services.

(2) Includes cash payments paid to Mr. Nadel pursuant to his February 22, 2011 advisory agreement with us, pursuant to which, the Company agreed to pay him, effective July 1, 2012, $180,000 per year in cash and granted 5,000,000 shares of restricted common stock, which vest monthly on a pro-rata basis over a 3 year period (“Nadel Shares”) in exchange for Mr. Nadel providing consulting and advisory services, including but not limited to business development and planning, and assisting management on strategic initiatives (“Nadel Agreement”). All 5,000,000 Nadel Shares have vested. The Company further agreed to certain anti-dilution provisions in the Nadel Agreement which continue so long as the Nadel Agreement is in force.

(3) The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with FASB ASC 718, recognized by us in fiscal year 2014. The actual value, if any, a director may realize will depend for options on the excess of the market price over the option exercise price on the date the option is 2exercised and for stock on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by a director will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 – Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions—Share-Based Compensation and Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, Director Plan, Advisor Plan, and Guaranty Plans of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(4) Represents the compensation cost recognized by us related to stock awards that vested under the Director Plan during 2014. For Mr. Gregg, Mr. Brown, and Mr. Larson, these amounts were $13,000 and for Mr. Nadel, the amount was $65,000. See also Note 17 – Share-Based Payment Arrangements, Director Plan, of Notes to Financial Statements included in this Annual Report on Form 10-K for more discussion.

(5) For Mr. Nadel, represents the compensation cost recognized by us related to the Nadel Agreement. For 2014, an aggregate of 347,971 Nadel Shares vested and were valued and recorded at $199,112 (which included 110,733 shares issued pursuant to anti-dilution aspects valued and recorded at $63,893). See also Note 17 – Share-Based Payment Arrangements, Advisor Plan, of Notes to Financial Statements included in this Annual Report on Form 10-K for more discussion.

(6) Represents the compensation cost recognized by us related to options granted under the Equity Plan during 2014 to each respective director for director services.
			Number of Shares	Number of Shares	Option
			of Stock Underlying	of Stock Underlying	Expiration	2014 Fiscal Year
Director	Grant Date	Exercise Price ($)	Options Granted	Options Canceled	Date	Compensation Cost ($)
Jay C. Nadel	4/28/14	0.42	100,000	—	4/28/2019	38,757
Arthur J. Gregg	4/28/14	0.42	100,000	—	4/28/2019	38,757
Augustus J. Larson	4/28/14	0.42	100,000	—	4/28/2019	38,757
Howard L. Brown	4/28/14	0.42	100,000	(100,000)	4/28/2019	—
Richard J. Kurtz	5/14/2014	0.54	400,000	—	5/14/2019	63,168
Jay C. Nadel	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Arthur J. Gregg	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Augustus J. Larson	12/22/2014	0.35	450,000	—	12/22/2022	50,426

(7) Includes amount of interest expense – related party recognized by us of: (i) $70,752 on $1,300,000 promissory note dated April 16, 2012, bearing interest at 5% per annum (satisfied on December 2, 2014 through debt conversion); and (ii) $3,173 on $250,000 promissory note dated November 14, 2014, bearing interest at 8% per annum, with the chairman of the board. Refer to Item 13 – Certain Relationships and Related Transactions below, (c) and (d) for more information.

(8) Includes the amount of share based compensation expense recognized and classified by us as interest expense – related party for the vested portion of the 3,681,000 New Guaranty Shares granted to the chairman of the board for his personal guaranty of the obligations under the New Enhanced Note. For 2014, an aggregate of 1,224,763 New Guaranty Shares vested and were valued and recorded in the aggregate at $734,858. See also Note 17 – Share-Based Payment Arrangements, Guaranty Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2014 for more discussion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 16, 2015 by:

·	each person known by us to beneficially own more than 5.0% of our common stock;
·	each of our directors;
·	each of the named executive officers; and
·	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Lapolla Industries, Inc., 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032. As of March 16, 2015, we had 120,999,016 shares of common stock outstanding.

	Total Shares
	of Common Stock		Percent
Beneficial Owner	Beneficially Owned (1)		of Class
Directors:
Richard J. Kurtz, Chairman	71,493,599	(2)	57.52%
Jay C. Nadel, Vice Chairman	8,836,982	(3)	7.11%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	250,000	(4)	0.20%
Augustus J. Larson	250,000	(5)	0.20%
Douglas J. Kramer (9)	2,283,333	(6)	1.84%
Michael T. Adams (9)	130,000	(7)	0.10%

Executive Officers:
Jomarc C. Marukot, CFO and Treasurer	—		—
Harvey L. Schnitzer, COO	133,333	(8)	0.11%

All Directors and Executive Officers as a Group (8 persons)	83,377,247		67.08%

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options and unvested stock granted beneficially owned by such person or entity currently exercisable or exercisable or subject to vesting within 60 days of March 16, 2015. Shares issuable pursuant to the exercise of options exercisable and unvested stock granted that is subject to vesting within 60 days are deemed outstanding and held by the holder of such options or stock for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) Comprised of: (i) 70,288,912 shares of our common stock owned directly by Mr. Kurtz; (ii) 1,000,000 shares of our common stock issuable upon the exercise of vested and exercisable options; and (iii) 204,686 shares of our common stock upon vesting of New Guaranty Shares.

(3) Comprised of: (i) 8,686,982 shares of our common stock owned directly by Mr. Nadel; and (ii) 150,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(4) Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Gregg; and (ii) 150,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(5) Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Larson; and (ii) 150,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(6) Comprised of 2,283,333 shares of our common stock issuable upon the exercise of vested and exercisable options.

(7) Comprised of 130,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(8) Comprised of: (i) 50,000 shares of our common stock owned directly by Mr. Schnitzer; and (ii) 83,333 shares of our common stock issuable upon the exercise of vested and exercisable options.

(9) Mr. Kramer is also our CEO and President and Mr. Adams is also our CGO, EVP and Secretary.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2014:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders	7,327,500	$0.47	2,622,500
Equity Compensation Plans Not
Approved by Security Holders	—	—	—	(1)
Total	7,327,500	$0.47	2,622,500

(1) We entered the Nadel Agreement dated February 22, 2011 with Mr. Nadel, a director, for advisory services (the “Advisor Plan”). The Advisor Plan, which is not stockholder-approved, includes the issuance of anti-dilution shares when the anti-dilution provision in the Nadel Agreement is triggered. The anti-dilution shares issuable are incalculable until such time that the anti-dilution provision is triggered. See also Note 17 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014 for more discussion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a) During 2013, the Company vested an aggregate of 1,938,111 shares, including anti-dilution issuances, of restricted common stock, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $1,045,693 and paid $180,000 in cash to Mr. Nadel under the Nadel Agreement. On February 22, 2011, the Company and Mr. Nadel, a director, entered into the Nadel Agreement. In addition to any other compensation Mr. Nadel is currently receiving from the Company, Mr. Nadel was granted 5,000,000 shares of restricted common stock, which vest monthly over 3 years, and $200,000 in cash fees per year (which was changed to $180,000 in 2012). Mr. Nadel‘s services include business development and planning, assisting management on strategic initiatives, and other tasks as requested by the Chairman or the Company in consultation with the Chairman.

(b) During 2013, the Company accrued an aggregate of $70,595 for interest relating to the April 16, 2012 promissory note for $1,300,000 with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum (“4/16/12 Kurtz Note”). The 4/16/12 Kurtz Note’s maturity date was extended to June 10, 2017 in connection with the New Enhanced Note financing. See also (i) below.

(c) The Chairman of the Board and principal stockholder made two $500,000 advances, one on July 2, 2013 and the other on August 5, 2013, to the Company to assist in cash flow fluctuations and the Company repaid the Chairman back on said dates.

(d) On July 26, 2013, the Chairman of the Board and principal stockholder provided Management with a financial commitment to ensure payment of the $2,314,000 balloon payment under the Prior Enhanced Note and taking into account the Company’s obligations under the Revolver Loan, an additional $450,000, for a total amount of $2,764,000, which is required to be paid 90 days before the Prior Enhanced Note’s maturity date, or by March 31, 2014 (the “7/26/13 Commitment”). The 7/26/13 Commitment will be superseded in the event and to the extent that: (a) the Company is independently funded by a third party source, either privately or institutionally, at or before the time the 7/26/13 Commitment as such relates to the Prior Enhanced Note is fully satisfied; or (b) in the event any outstanding balance under the Prior Enhanced Note, plus accrued interest, is satisfied in connection with a liquidity event as defined in and pursuant to the Prior Enhanced Note. See (e) below (The 7/26/13 Commitment was superseded when the Company entered into the New Enhanced Note on December 10, 2013, which included a personal guaranty from the Chairman of the Board).

(e) On December 10, 2013, in connection with the New Enhanced Note entered into of even date, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, entered into a guaranty agreement with to Enhanced Credit Supported Loan Fund, LP, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Mr. Kurtz’s personal guarantee of the obligations under the New Enhanced Note, granted him 3,681,000 Million shares of restricted common stock, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (New Guaranty Shares). The New Guaranty Shares were valued at $.60 per share, which was the closing price of the Company common stock as quoted on the OTCQB on the day preceding the closing date for the New Enhanced Note, for an aggregate amount of $2,208,600. As a result of the payoff of the Prior Enhanced Note, the Company canceled an aggregate of 1,376,712 unvested Prior Guaranty Shares (with an unrecorded valued of $371,801) previously issued in connection with the personal guaranty provided by the Chairman under the Prior Enhanced Note being paid off earlier than the maturity date (The Company had previously granted 5,000,000 shares to the Chairman valued at $1,350,000 in connection with such Prior Enhanced Note which was vesting monthly on a pro rata basis over its 2 year term (Prior Guaranty Shares).

(f) During 2013, the Company vested an aggregate of 2,423,137 shares of restricted common stock, of which 2,349,315 shares were Prior Guaranty Shares and 73,822 shares were New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the Prior Enhanced Note and New Enhanced Note, which transactions were valued and recorded in the aggregate at $678,697, and classified as interest expense – related party. See also (e) above.

(g) On November 14, 2014, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into that certain second amendment dated as of November 14, 2014 to the New Enhanced Note and that certain eleventh amendment dated November 14, 2014 to the Loan Agreement, and entered into a promissory note (the “11/14/14 Kurtz Note”). Pursuant the 11/14/14 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the New Enhanced Note.

(h) On November 14, 2014, the Chairman of the Board and majority stockholder provided Management with a financial commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to the Loan Agreement, which matured at the time of entering into this commitment on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement (“Financial Substitution Commitment”). This Financial Substitution Commitment will either be satisfied from his personal funds, or, from funds caused by him to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the Chairman of the Board fund $250,000 under this Financial Substitution Commitment to meet a request from Bank of America which payment was made on November 14, 2014. This Financial Substitution Commitment was satisfied upon the Company entering into that certain twelfth amendment dated January 23, 2015 to the Loan Agreement, under which the Revolver Loan maturity date was changed from February 15, 2015 to March 31, 2016.

(i) On December 2, 2014, the Company issued 3,908,453 shares of its Common Stock, par value $.01, to Richard J. Kurtz, chairman of the board and principal stockholder, in exchange for the cancellation of $1,485,212 of debt owed by the Company to him, of which $1,300,000 was the principal amount of the 4/16/12 Kurtz Note and $185,212 was the accrued and unpaid interest thereon.  The purchase price for each share of Common Stock was based on the closing price of the Company's Common Stock on December 1, 2014, or $.38 per share. See also (b) above.

(j) On December 18, 2014, Charles A. Zajaczkowski resigned as chief financial officer and corporate treasurer of the Company and Michael T. Adams, chief governance officer, executive vice president, and corporate secretary took on the additional responsibility of being interim chief financial officer and corporate treasurer until a successor was appointed on January 1, 2015.

(k) During 2014, the Company vested an aggregate of 347,972 shares, including anti-dilution issuances, of restricted common stock, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $214,113 and paid $180,000 in cash to Mr. Nadel under the Nadel Agreement. See also (a) above.

(l) During 2014, the Company vested an aggregate of 1,224,763 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $734,858, and classified as interest expense – related party. See also (e) and (f) above.

(m) On January 21, 2015, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into that certain twelfth amendment dated as of January 23, 2015 to the Loan Agreement, and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the New Enhanced Note.

Director Independence

Lapolla uses its own definition for determining whether its directors and members of specific committees of the board of directors, are independent. In order to be considered to be independent, a member of the board of directors or any board committee may not, other than in his or her capacity as a member of the board of directors or any board committee: (i) accept any consulting, advisory, or other compensatory fee from the Company; or (ii) be an affiliated person of the Company or any subsidiary thereof. Independent directors are not officers of the Company and are in view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Although we are a “controlled company” because more than 50% of our voting power is held by Mr. Kurtz, our chairman of the board, our board of directors has reviewed the relationships between the Company, including any affiliates, and each board member (and each such director’s immediate family members) and has affirmatively determined that Lt. Gen. Gregg (Ret) and Mr. Larson are, independent directors. There was no information considered by our board of directors, other than what has been disclosed in this report, in determining that Lt. Gen. Gregg (Ret) and Mr. Larson were “independent” within the Company’s independence standards.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the years ended December 31, 2014 and 2013. The audit committee of the board of directors selects the independent registered public accounting firm. The table below shows the aggregate fees billed to us by our independent registered public accounting firm for the fiscal years ended December 31,

Fee Category	2014		2013
Audit Fees	$123,811	(1)	$134,500	(1)
Audit-Related Fees	—		—
Tax Fees	21,368	(2)	22,685	(2)
All Other Fees	—		—
Total	$145,179		$157,185

Notes:
(1)	Represents the aggregate fees billed to us by Hein for professional services rendered for the audit of our annual financial statements, and for the reviews of our financial statements included in our Form 10-Q filings for the second, third and fourth fiscal quarters.
(2)	Represents the aggregate fees billed to us by Hein for professional services rendered for the preparation of Federal income tax reports. The audit committee and board of directors determined in advance of retaining Hein that the rendering of such services does not impair the independence of Hein as an auditor of the financial statements of Lapolla.

Policy on Audit Committee Pre-Approval

As part of its required duties, the audit committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be presented to the full audit committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2014 were pre-approved in accordance with the audit committee’s pre-approval requirements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2. Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2014 and 2013:

Schedule Number
Valuation and Qualifying Accounts	37

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b) Exhibits:

See Index of Exhibits below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Jomarc C. Marukot, CFO
Jomarc C. Marukot
CFO, Treasurer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz, Director
Richard J. Kurtz
Chairman of the Board

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Jay C. Nadel, Director
Jay C. Nadel
Vice Chairman of the Board

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer, Director
Douglas J. Kramer
Director

Date:	March 30, 2015	LAPOLLA INDUSTRIES, INC.

By: /s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

SCHEDULE II

LAPOLLA INDUSTRIES, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014 and 2013

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Classification	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2014
Allowance for Doubtful Accounts (1) (2)	$552,587	$583,424	$—	$(519,128)	$616,883
Deferred Tax Assets Valuation Allowance	22,741,968	—	1,805,613	—	24,547,581
Year Ended December 31, 2013
Allowance for Doubtful Accounts (1)	$996,378	$490,990	$—	$(934,781)	$552,587
Deferred Tax Assets Valuation Allowance	22,126,731	—	615,237	—	22,741,968

Notes:
(1) Write-offs of uncollectible accounts are included in Deductions column.
(2) Allowances for trade receivables and reserves for note receivables are included in Additions, Charged to Costs and Expenses column.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
4.1	Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed with the State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).
4.2	Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).
4.3	Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).
4.4	Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated September 27, 2006 filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
4.5	Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006 as filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
10.1	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.2+	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.3+	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.4+	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.5+	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.6+	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.7+	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.8+	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.9+	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.10	Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.11	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.12	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.13	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.14	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.15	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.16	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.17	Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.18+	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.19+	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.20+	First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.21+	Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.22+	First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).
10.23	Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.24	Guarantee Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.25	First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).
10.26+	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.27	Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.28+	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.29+	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.30+	First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.31	Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.32+	Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.33+	Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.34	Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)
10.35	Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.36	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.37	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.38	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.39	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.40	Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.41+	Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.42+	Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.43+	Second Amendment, effective July 1, 2012, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.9 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.44+	First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.10 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.45	Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.46	First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.47+	Third Amendment, effective December 31, 2012, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.62 to Form 10-K dated December 31, 2012, filed March 29, 2013).
10.48	Ninth Amendment dated May 3, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated March 31, 2013, filed May 13, 2013).
10.49	Financial Commitment from Richard J. Kurtz dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 2013, filed August 12, 2013).
10.50	Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.51	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated December 10, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.52	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.53	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.54	Guaranty Agreement b/w Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.5 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.55	Tenth Amendment dated December 10, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.56+	Fourth Amendment, effective December 31, 2013, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2014, filed January 13, 2014).
10.57+	Executive Employment Agreement, effective January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.58+	Option Agreement dated January 22, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.59+	Option Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.72 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.60+	Stock Bonus Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.73 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.61	First Amendment dated April 8, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.74 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.62*+	Option Agreement dated April 28, 2014, between Jay C. Nadel and the Company.
10.63*+	Option Agreement dated April 28, 2014, between Arthur J. Gregg and the Company.
10.64*+	Option Agreement dated April 28, 2014, between Augustus J. Larson and the Company.
10.65*+	Option Agreement dated April 28, 2014, between Douglas J. Kramer and the Company.

10.66*+	Option Agreement dated April 28, 2014, between Michael T. Adams and the Company.
10.67*+	Option Agreement dated April 28, 2014, between Harvey L. Schnitzer and the Company.
10.68*+	Option Agreement dated May 14, 2014, between Richard J. Kurtz and the Company.
10.69*+	Option Agreement dated October 14, 2014, between Douglas J. Kramer and the Company.
10.70*+	Option Agreement dated November 26, 2014, between Michael T. Adams and the Company.
10.71*+	Option Agreement dated December 22, 2014, between Jay C. Nadel and the Company.
10.72*+	Option Agreement dated December 22, 2014, between Arthur J. Gregg and the Company.
10.73*+	Option Agreement dated December 22, 2014, between Augustus J. Larson and the Company.
10.74	Eleventh Amendment dated November 14, 2014 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.75	Financial Commitment from Richard J. Kurtz dated November 14, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.76	Second Amendment dated November 14, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.77+	Executive Employment Agreement effective December 31, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 16, 2015, filed January 23, 2015).
10.78+	Executive Employment Agreement effective December 31, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2015, filed February 27, 2015).
10.79+	Executive Employment Agreement dated and effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.80+	Option Agreement dated January 16, 2015, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.81+	Option Agreement dated January 16, 2015, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.82	Promissory Note between Lapolla and Richard J. Kurtz dated January 21, 2015 (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.83	Twelfth Amendment dated January 23, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.84+	Executive Employment Agreement effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.85*+	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company.
23.1*	Consent of Hein & Associates LLP incorporated by reference in Registration Statement (Form S-3 No. 333-143922) of March 30, 2015 report.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.*
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

* Filed herewith

+ Management contract or compensation plan or arrangement

2014 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

www.lapolla.com

LAPOLLA INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

As of Years Ended December 31, 2014 and 2013	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2014 and 2013	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(i)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lapolla Industries, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of Lapolla Industries, Inc. listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

March 30, 2015

LAPOLLA INDUSTRIES, INC.

BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	8,880,364	7,694,589
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	18,411	—
Inventories	5,268,025	5,421,935
Prepaid Expenses and Other Current Assets	1,149,279	1,250,314
Total Current Assets	15,316,079	14,366,838

Property, Plant and Equipment	1,364,613	1,600,679

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,183,452	1,165,157
Deposits and Other Non-Current Assets, Net	399,083	686,658
Total Other Assets	5,817,363	6,086,643

Total Assets	$22,498,055	$22,054,160

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,985,373	$6,694,633
Accrued Expenses and Other Current Liabilities	1,758,660	1,456,895
Current Portion of Long-Term Debt	—	4,599
Total Current Liabilities	8,744,033	8,156,127

Other Liabilities:
Non-Current Portion of Revolver Loan	5,435,005	4,539,163
Non-Current Portion of Note Payable – New Enhanced Note	7,157,852	6,683,561
Non-Current Portion of Note Payable – Related Party	250,000	1,300,000
Accrued Interest – Note Payable – Related Party	3,173	117,633
Total Other Liabilities	12,846,030	12,640,357

Total Liabilities	21,590,063	20,796,484

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 119,839,566 and 114,148,378 Issued
and Outstanding for 2014 and 2013, respectively.	1,198,396	1,141,484
Additional Paid-In Capital	89,989,110	86,734,757
Accumulated Deficit	(90,156,603)	(86,495,654)
Accumulated Other Comprehensive Loss	(122,911)	(122,911)
Total Stockholders' Equity	907,992	1,257,676

Total Liabilities and Stockholders' Equity	$22,498,055	$22,054,160

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013

Sales	$72,065,015	$71,176,971

Cost of Sales	58,460,940	56,152,602

Gross Profit	13,604,075	15,024,369

Operating Expenses:
Selling, General and Administrative	13,259,920	13,489,457
Professional Fees	915,369	1,076,153
Depreciation	166,293	174,256
Amortization of Other Intangible Assets	278,826	424,426
Consulting Fees	498,963	476,247
Total Operating Expenses	15,119,371	15,640,539

Operating Loss	(1,515,296)	(616,170)

Other (Income) Expense:
Interest Expense	1,193,298	1,093,184
Interest Expense – Related Party	805,608	749,291
Interest Expense – Amortization of Discount	182,444	10,697
Gain on Derivative Liability	—	(65,656)
Gain on Extinguishment of Debt	—	(398,886)
Other, Net	(35,697)	(33,755)
Total Other (Income) Expense	2,145,653	1,354,875

Net Loss	$(3,660,949)	$(1,971,045)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.02)
Weighted Average Shares Outstanding	115,359,714	111,449,320

Other Comprehensive Loss:
Foreign Currency Translation Adjustment Loss	—	(2,205)
Total Other Comprehensive Loss	$—	$(2,205)

Comprehensive Loss	$(3,660,949)	$(1,973,250)

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	$0.01	Capital	(Deficit)	(Loss)	Equity

As of December 31, 2012	109,372,266	$1,093,723	$84,745,704	$(84,524,609)	$(120,706)	$1,194,112

Comprehensive Loss, Net of Tax:
Net Loss	—	—	—	(1,971,045)	—	(1,971,045)
Currency Translation Loss	—	—	—	—	(2,205)	(2,205)

Issuance of Common Stock	4,776,112	47,761	(47,761)	—	—	—
Financial Consultant Fees	—	—	38,387	—	—	38,387
Share Based Compensation Expense	—	—	1,319,730	—	—	1,319,730
Interest Expense – Related Party	—	—	678,697	—	—	678,697

As of December 31, 2013	114,148,378	$1,141,484	$86,734,757	$(86,495,654)	$(122,911)	$1,257,676

Comprehensive Loss, Net of Tax:
Net Loss	—	—	—	(3,660,949)	—	(3,660,949)
Currency Translation Loss	—	—	—	—	—	—

Issuance of Common Stock	5,691,188	56,912	(56,912)	—	—	—
Conversion of Note Payable – Related Party and
Accrued Interest – Related Party to Common Stock	—	—	1,485,212	—	—	1,485,212
Share-Based Compensation Expense	—	—	1,091,195	—	—	1,091,195
Interest Expense – Related Party	—	—	734,858	—	—	734,858

As of December 31, 2014	119,839,566	$1,198,396	$89,989,110	$(90,156,603)	$(122,911)	$907,992

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$(3,660,949)	$(1,971,045)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	394,309	453,827
Amortization of Other Intangible Assets	278,826	424,426
Provision for Losses on Accounts Receivable	583,424	491,727
Share Based Compensation Expense	1,091,195	1,358,117
Interest Expense – Enhanced Notes PIK	291,847	15,750
Interest Expense – Related Party	805,608	749,291
Interest Expense – Amortization of Discount	182,444	10,697
Interest Expense – Write-Off of Old Debt Issuance Costs	—	45,512
Gain on Derivative Liability	—	(65,656)
Gain on Extinguishment of Debt	—	(398,886)
Gain on Disposal of Assets	(15,679)	(14,681)
Loss on Foreign Currency Exchange	68,767	22,131
Changes in Assets and Liabilities:
Trade Receivables	(1,839,626)	(668,360)
Inventories	153,910	(589,587)
Costs and Estimates Earnings in Excess of Billings on Uncompleted Contracts	(18,411)	—
Prepaid Expenses and Other Current Assets	101,035	(569,089)
Other Intangible Assets	(297,121)	(126,944)
Deposits and Other Non-Current Assets	287,575	(467,842)
Accounts Payable	293,935	(943,709)
Accrued Expenses and Other Current Liabilities	301,765	111,881
Net Cash Used in Operating Activities	(997,146)	(2,132,440)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(207,191)	(118,611)
Proceeds from Disposal of Property, Plant and Equipment	63,095	48,786
Net Cash Used in Investing Activities	$(144,096)	$(69,825)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	75,459,796	81,608,230
Principal Repayments to Revolver Loan	(74,563,955)	(82,101,515)
Proceeds from Note Payable – New Enhanced Note	—	7,056,000
Principal Repayments to Note Payable – Prior Enhanced Note	—	(4,337,334)
Proceeds from Note Payable – Related Party	250,000	—
Principal Repayments on Long-Term Debt	(4,599)	(20,911)
Net Cash Provided by Financing Activities	1,141,242	2,204,470

Net Effect of Exchange Rate Changes on Cash	—	(2,205)

Net Change In Cash	—	—
Cash at Beginning of Year	—	—
Cash at End of Year	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	782,424	825,356

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Restricted Common Stock for Personal Guarantees by Related Party Classified as Interest Expense	$734,858	$678,697
Issuance of Restricted Common Stock in Exchange for Conversion of Note Payable – Related Party and
Accrued Interest – Related Party	1,485,212	—

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications did not affect net loss.

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist primarily of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. The Company has trade receivables from a diverse customer base. The Company has a credit insurance policy in place covering most customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represented more than 10% of sales for each of the years ended December 31, 2014 and 2013. No customer represented more than 10% of trade receivables at December 31, 2014 or 2013.

Note Receivable

The Company presents note receivables, net of reserves for losses, to ensure note receivables are not overstated due to uncollectible amounts. Reserves, when required, are calculated based on a detailed review of the specific note, including other security when applicable, and an estimation of the credit worthiness of the debtor. Total note receivables were approximately $-0- and $473,000 at December 31, 2014 and 2013, respectively. The reserve for losses was approximately $-0- and $237,000 at December 31, 2014 and 2013, respectively.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities. (b) Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 1, 2, or 3 assets or liabilities at December 31, 2014 and 2013, respectively. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, and other payables and accruals approximate fair value due to short period of time to maturity.

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

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $24.6 Million and $22.7 Million at December 31, 2014 and 2013, respectively. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 through 2013. The Company recorded a valuation allowance against the deferred tax asset of $24.6 Million and $22.7 Million at December 31, 2014 and 2013, respectively, reducing its net carrying value to zero. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2014, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2014. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $1,364,613 and depreciation expense totaled $394,309 as of and for the year ended December 31, 2014. Net property, plant and equipment totaled $1,600,679 and depreciation expense totaled $453,827 as of and for the year ended December 31, 2013.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. There were no property, plant and equipment impairment charges recorded during the years ended December 31, 2014 or 2013.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2014 and 2013. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. In the fourth quarter of 2014 and 2013, the Company conducted the required annual test of goodwill for impairment. Management uses the income approach to estimate the fair market value of the business segments based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. There were no goodwill impairment charges recorded during the years ended December 31, 2014 or 2013.

Other Intangible Assets

The Company had other intangible assets, net of $1,183,452 and $1,165,157 at December 31, 2014 and 2013, respectively, consisting of product formulations, and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $278,826 and $424,426 for the years ended December 31, 2014 and 2013, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 8 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. There were no long-lived asset impairment charges recorded during the years ended December 31, 2014 or 2013.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight). Freight included in revenue was $998,803 and $1,106,250 in 2014 and 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $4,441,402 and $3,493,579 in 2014 and 2013, respectively. Revenues are recorded net of sales tax.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a Black-Scholes valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share-based compensation are included in Note 17 to our financial statements. Share-based compensation expense was $1,058,327 and $1,319,730 in 2014 and 2013, respectively. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $617,000 and $317,000 at December 31, 2014 and 2013, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. There were $168,817 and $-0- costs for advertising deferred on the Company’s balance sheets as of December 31, 2014 and 2013, respectively. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $982,000 and $965,000 in 2014 and 2013, respectively.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Net Income (Loss) Per Common Share

Basic income (loss) per share is based upon the net income (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive. Disclosures related to net income (loss) per common share are included in Note 13 to our financial statements.

Recently Adopted Accounting Standards

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

New Accounting Standards Not Yet Adopted

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  The standard requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact the pronouncement will have on the financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern:  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company is currently evaluating the impact the pronouncement will have on the financial statements and related disclosures.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 2. Liquidity.

The Company has an accumulated deficit of $90,156,603, a net loss of $3,660,949, and used $997,146 of cash in operating activities as of and for the year ended December 31, 2014. As a result, there are concerns about the liquidity of the Company at December 31, 2014. The Company has a working capital surplus of $6,572,046. Management believes that any cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, through 2015.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2014 and 2013, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 43% and 41% of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following as of December 31:

	2014	2013
Trade Receivables	$9,497,247	$8,011,176
Less: Allowance for Doubtful Accounts	(616,883)	(316,587)
Trade Receivables, Net	$8,880,364	$7,694,589

Note 5. Inventories.

The following is a summary of inventories as of December 31:

	2014	2013
Raw Materials	$1,461,040	$1,804,959
Finished Goods	3,806,985	3,616,976
Total	$5,268,025	$5,421,935

Note 6. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets as of December 31:

	2014	2013
Prepaid Insurances	$568,088	$582,654
Prepaid Marketing	172,919	152,667
Prepaid Consulting	60,266	66,208
Prepaid Other	348,006	357,839
Note Receivable, Net	—	90,946
Total Prepaid Expenses and Other Current Assets	$1,149,279	$1,250,314

Note 7. Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ended December 31:

	2014	2013	Estimated Useful Life
Vehicles	$475,357	$649,487	5 Years
Leasehold Improvements	288,777	288,777	13 – 15 Years
Office Furniture and Equipment	297,737	327,329	3 – 7 Years
Computers and Software	897,102	1,185,333	3 – 5 Years
Machinery and Equipment	2,503,062	2,466,007	3 – 20 Years
Total Property, Plant and Equipment	$4,462,035	$4,916,933
Less: Accumulated Depreciation	(3,097,422)	(3,316,254)
Total Property, Plant and Equipment, Net	$1,364,613	$1,600,679

Depreciation expense was $394,309 and $453,827 for the years ended 2014 and 2013, of which $228,016 and $279,571 were included in cost of sales for 2014 and 2013, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 8. Goodwill and Other Intangible Assets.

The following is a summary of Goodwill as of December 31:

Goodwill

	2014	2013
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets as of December 31:

Other Intangible Assets

	2014			2013
	Gross	Accumulated	Net	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Product Formulations	$138,471	(90,775)	$47,696	138,471	$(81,544)	56,927	15 Years
Trade Names	750,186	(319,224)	430,962	740,325	(269,212)	471,113	15 Years
Approvals and Certifications	1,835,013	(1,130,219)	704,794	1,547,754	(910,637)	637,117	5 Years
	$2,723,670	$(1,540,218)	$1,183,452	$2,426,550	$(1,261,393)	$1,165,157

Based on the other intangible assets in service as of December 31, 2014, estimated amortization expense for the years ending December 31, 2015 through December 31, 2018 and thereafter is as follows:

	2015	2016	2017	2018	Thereafter
Product Formulations	$9,231	$9,231	$9,231	$9,231	$10,772
Trade Names	50,012	50,012	50,012	50,012	230,914
Approvals and Certifications	206,346	206,346	206,346	85,756	—
	$265,589	$265,589	$265,589	$144,999	$241,686

Note 9. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets as of December 31:

	2014	2013
Deferred Financing Fees	$195,201	$285,246
Prepaid Expenses	7,104	46,744
Other Receivables	43,193	55,293
Deposits	153,585	153,584
Note Receivable, Net	—	145,791
Total Deposits and Other-Non-Current Assets	$399,083	$686,658

Note 10. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of December 31:

	2014	2013
Accrued Payroll	$206,364	$169,785
Accrued Commissions	113,193	61,000
Accrued Inventory	108,016	178,616
Accrued Taxes and Other	818,544	606,275
Accrued Insurance	482,007	427,395
Deferred Finance Charge Income	30,536	13,824
Total Accrued Expenses and Other Current Liabilities	$1,758,660	$1,456,895

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 11. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan, which matures on March 31, 2016 ("Revolver Loan"). The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) The amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) Maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At December 31, 2014 and 2013, the balance outstanding on the Revolver Loan was $5,435,005 and $4,539,163, and the weighted-average interest rate was 4.3% and 4.5%, respectively. At December 31, 2014, we were in compliance with all of our Loan Agreement debt covenants. See also Note 19 – Subsequent Events, Item (d) for more information.

(b) Note Purchase Agreements.

(i) New Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 Million in Subordinated Secured Promissory Notes maturing December 10, 2016 (“New Enhanced Note”), of which $5.7 Million was to Enhanced Credit and $1.5 Million was to Enhanced Jobs. Repayment of the $7.2 Million is required on the maturity date of December 10, 2016. Interest is payable monthly and broken down into Current Pay Interest at the rate of 7.25% per annum, and PIK Interest at the rate of 4.25% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 15%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum [Adjusted] EBITDA, which cannot for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) Maintain minimum liquidity of $500,000. Based on a Prior Enhanced Note being refinanced in connection with the New Enhanced Note (Refer to (iii) below), due to the effective interest rate on the refinanced balance of the Prior Enhanced Note being higher than the New Enhanced Note, a gain on extinguishment of debt resulted. The New Enhanced Note was recorded at fair value on December 10, 2013, resulting in a gain on extinguishment of debt of $398,886, a write off of $45,512 for old debt issuance costs, and a purchase discount of $542,886 which is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At December 31, 2014, the balance outstanding on the New Enhanced Note was $7,157,852 and the effective interest rate was 23.6%. At December 31, 2014, we were in compliance with all of our New Enhanced Note debt covenants.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman of the Board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent under the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. At December 31, 2014, there were 1,298,584 New Guaranty Shares vested, valued and recorded at $779,151.

(iii) Prior Enhanced Note. Upon receipt of the $7.2 Million under the New Enhanced Note described in (i) above, the Company paid off the outstanding balances due under the prior Note Purchase Agreement dated as of June 29, 2012 entered into with Enhanced Jobs For Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Capital Texas Fund LP (“Enhanced Capital”), in the amount of $1,673,381 for Enhanced Jobs and $1,673,381 for Enhanced Texas (“Prior Enhanced Note”), and all related agreements, including but not limited to the Prior Enhanced Note, security agreement, and Prior Guaranty Agreement each dated June 29, 2012, were terminated. Under the Prior Enhanced Note, Enhanced Jobs and Enhanced Capital agreed to loan $4.4 Million under subordinated secured variable rate notes due June 29, 2014, of which $2.2 Million was with Enhanced Jobs and $2.2 Million was with Enhanced Texas (collectively, “Prior Enhanced Note”). At December 31, 2014, the balance outstanding on the Prior Enhanced Note was $-0-.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 11. Financing Instruments – continued

(b) Note Purchase Agreements – continued

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

(c) Notes Payable – Related Party.

(i) April 16, 2012 Promissory Note. The Company entered into a consolidated $1,300,000 promissory note with the Chairman of the Board and majority stockholder on April 16, 2012, bearing interest at 5% per annum, and maturing on June 10, 2017, which was subordinate to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. On December 2, 2014, the Company issued shares of its common stock, to the Chairman of the Board, in exchange for the cancellation of the $1,300,000 in principal and $185,212 in accrued and unpaid interest thereon. Refer to Note 12 – Related Party Transactions, Item (n), for more information.

(ii) November 14, 2014 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At December 31, 2014, there was $3,173 in accrued and unpaid interest.  Refer to Note 12 – Related Party Transactions, Item (j), for more information.

Note 12. Related Party Transactions.

(a) On January 7, 2014 and effective December 31, 2013, the Company entered into a Fourth Amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, with its CFO and Treasurer, Mr. Zajaczkowski, extending his agreement to December 31, 2015 and increasing his auto allowance to $700 per month. Mr. Zajaczkowski resigned on December 18, 2014.

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

(d)    On February 7, 2014, the Company entered into an Option Agreement with its COO, Mr. Schnitzer (“2/17/14 Schnitzer Option”). Pursuant to the 2/7/14 Schnitzer Option, Mr. Schnitzer was granted the right to acquire 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five (5) years. The 2/7/14 Schnitzer Option vests annually over a consecutive three year period in the following respective increments: 33,334 Options on February 6, 2015 and 33,333 Options on each of the next two successive anniversaries thereof, subject to continued satisfactory employment with the Company prior to and upon exercise. Once vested, the Options are immediately exercisable.  The transaction was valued at $61,489, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

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

(f) On April 28, 2014, the Company granted an aggregate of 400,000 five-year stock options to four non-employee directors, consisting of Jay C. Nadel, Arthur J. Gregg, Augustus J. Larson, and Howard L. Brown, each for 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share. Each of the foregoing stock options vest over a period of two (2) years at the rate of 50,000 options on April 30, 2015 and 50,000 options on April 30, 2016, and are exercisable after one (1) year from each respective vesting date. All stock options automatically vest and are exercisable upon a change in control. The transactions were valued in the aggregate at $155,027, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(g) On April 28, 2014, the Company granted an aggregate of 1,025,000 five-year stock options to eight key employees, including the executive officers, consisting of Douglas J. Kramer, Michael T. Adams, Harvey L. Schnitzer, and Charles A. Zajaczkowski, of which 350,000 options were for Mr. Kramer, 150,000 options each were for Mr. Adams and Mr. Schnitzer, and 100,000 options were for Mr. Zajaczkowski, each for shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share. Each of the foregoing stock options vest at the rate of 33 and 1/3 percent at December 31, 2014, December 31, 2015, and December 31, 2016, and are exercisable upon vesting. All stock options automatically vest upon a change in control. The transactions were valued at in the aggregate at $319,743, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(h) On May 14, 2014, the Company granted five-year stock options to Richard J. Kurtz, Chairman of the Board and principal stockholder, for an aggregate of 400,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.54 per share. The foregoing stock options vest over a period of two (2) years at the rate of 200,000 options on May 14, 2015 and May 14, 2016, respectfully, and once vested, are immediately exercisable. Upon commencement of a change in control, all unvested stock options automatically vest. The transaction was valued at $199,306, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(i) On October 14, 2014, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 1,150,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.425 per share, which options were immediately vested and exercisable at the time of grant (“10/14/15 Kramer Options”). The 10/14/15 Kramer Options were granted as partial replacement for 2,000,000 stock options were granted on July 12, 2005 which expired July 12, 2013 (the “7/12/15 Kramer Prior Expired Options”). The 7/12/15 Kramer Prior Expired Options were inadvertently extended to December 31, 2015, however, due to the 8 year life limitation, they were deemed canceled at the end of 8 years. The Company also undertook to grant the additional 850,000 stock options (to make up for the total 2,000,000 stock options) in January 2015 since the equity Incentive Plan only permits the grant of a total of 2,000,000 stock options during any calendar year (and Mr. Kramer was previously granted 850,000 stock options during the 2014 year for other incentives). The transaction was valued at $199,683, which was estimated using the Black-Scholes option pricing model and expensed on date of grant.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 12. Related Party Transactions - continued.

(j) On November 14, 2014, the Company and Enhanced Jobs and Enhanced Capital entered an amendment, effective August 31, 2014, to the Note Purchase Agreement dated December 10, 2013, as amended, between the Company and Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP (the “New Enhanced Note”), which amended the definition of FCCR to 1.0 to 1.0 and certain the EBITDA requirements, to enable the Company to regain compliance with its FCCR and EBITDA requirements at the time under the New Enhanced Note, and changed the PIK interest rate from 3.75% to 4.25% (“Second Enhanced Amendment”). Refer to Item (k) below for more information.

(k) On November 14, 2014, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into the Second Enhanced Note and entered into a promissory note (the “11/14/14 Kurtz Note”). Pursuant the 11/14/14 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 11/14/14 Kurtz Note is subordinated to the Loan Agreement and the New Enhanced Note. See also Item (j) above.

(l) On November 14, 2014, the Chairman of the Board and majority stockholder provided Management with a financial commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to the Loan Agreement, which matured at the time of entering into this financial commitment on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement (“Financial Substitution Commitment”). This Financial Substitution Commitment will either be satisfied from his personal funds, or, from funds caused by him to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the Chairman of the Board fund $250,000 under this Financial Substitution Commitment to meet a request from Bank of America which payment was made on November 14, 2014. This Financial Substitution Commitment was satisfied upon the Company entering into the Twelfth Amendment. Refer to Note 19 – Subsequent Events, Item (d) below for more information.

(m) On November 26, 2014, the Company entered into a new three year Executive Employment Agreement with Michael T. Adams, its CGO, EVP, and Corporate Secretary (“Adams Employment Agreement”). Pursuant to the terms and conditions of the Adams Employment Agreement, Mr. Adams is entitled to: (i) annual base salary of $180,000; (ii) auto allowance of $750 per month; (iii) non-discretionary annual bonus of $5,000; (iv) annual bonus equal to 25% of his annual base salary if Company achieves its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (“Adjusted EBITDA”) for the Company’s fiscal year, which may be increased to 30% and 35% if Company achieves 110% and 120% of its budgeted Adjusted EBITDA, respectively, or more than 35% if the Company achieves greater than 120% of its budgeted Adjusted EBITDA in the CEO’s discretion subject to review and approval by the Compensation Committee, in its discretion; (v) paid medical, dental, life, vision, and disability insurance; and (vi) a Transaction Bonus equal to 1½% upon a change in control of the Company.

(n) On November 26, 2014, the Company granted replacement stock options to Mr. Adams, for the right to acquire 80,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.38 per share, which options were immediately vested and exercisable at the time of grant and expire July 12, 2017. The foregoing stock options were granted as replacement for 80,000 stock options granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to July 12, 2017, however, due to the 8 year life limitation, they were deemed canceled at the end of 8 years, or on July 12, 2013. The transaction was valued at $24,326, which was estimated using the Black-Scholes option pricing model and expensed on date of grant.

(o) On December 2, 2014, the Company issued 3,908,453 shares of its Common Stock, par value $.01, to Richard J. Kurtz, Chairman of the Board and principal stockholder, in exchange for the cancellation of $1,485,212 of debt owed by the Company to him, of which $1,300,000 was the principal amount of a promissory note dated April 16, 2012 and $185,212 was the accrued and unpaid interest thereon.  The purchase price for each share of Common Stock was based on the closing price of the Company's Common Stock on December 1, 2014, or $.38 per share. The shares of Common Stock sold to Mr. Kurtz were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Mr. Kurtz was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the sale.

(p) During 2014, the Company vested an aggregate of 1,224,763 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guarantees related to financings with Enhanced Capital for the benefit of the Company, which transactions were valued and recorded in the aggregate at $734,858, and classified as interest expense – related party.

(q) During 2014, the Company vested an aggregate of 347,972 shares, including anti-dilution issuances, of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $214,113.

(r) During 2014, the Company accrued an aggregate of $70,752 for interest on two Notes Payable – Related Party, of which $67,579 related to a $1,300,000 promissory note with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum, which was paid via a debt conversion for common stock on December 2, 2013 (Refer to Item (o) above), and $3,173 related to a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, which matures June 10, 2017 (Refer to Item (k) above).

(s) During 2014, the Company vested the remaining 160,000 shares of the restricted common stock under the Non-Employee Director Share Based Compensation Program, of which 100,000 shares were for Mr. Nadel, and 20,000 shares were for Mr. Gregg, Mr. Brown, and Mr. Larson, respectively, which transactions were valued and recorded in the aggregate at $104,000. See also Note 17 – Share–Based Payment Arrangements, Director Plan, for more information.

See also Note 19 – Subsequent Events, Items (a), (b), (c), (e), and (f) for more information.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 13. Income Taxes.

The components of income tax expense (benefit) for the years ended at December 31:

	2014	2013
Current:
Federal	$—	$—
State	29,304	22,206
Total Current	29,304	22,206
Deferred:
Federal	—	—
State	—	—
Total Deferred	—	—
Total Tax Provision	$29,304	$22,206

The following is a reconciliation of expected tax expense to actual expense for the years ended at December 31:

	2014	2013
Federal Income Tax Expense/(Benefit)	$(1,244,723)	$(670,155)
State Income Tax	29,304	22,206
Nondeductible Expenses	36,920	46,240
Prior Year Adjustments	(597,810)	8,678
Change in Valuation Allowance	1,805,613	615,237
Total Tax Provision	$29,304	$22,206

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's deferred tax asset at December 31:

Deferred Tax Assets:	2014	2013
Net Operating Loss Carry-Forward	$72,198,767	$66,888,140
Statutory Tax Rate	34%	34%
Total Deferred Tax Assets	24,547,581	22,741,968
Valuation Allowance for Deferred Tax Assets	(24,547,581)	(22,741,968)
Net Deferred Taxes	$—	$—

At December 31, 2014, the Company had available, net operating loss carry-forwards of approximately $24,600,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended. The usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future. The loss carry-forwards, if not used, will expire as follows: $6,022,543 in 2018, $2,528,950 in 2019, $4,557,566 in 2020, $7,870,612 in 2021, $10,869,699 in 2022, $9,811,811 in 2023, $4,244,336 in 2024, $3,280,473 in 2025, $2,359,786 in 2026, $3,629,828 in 2027, $2,117,913 in 2028, $2,547,714 in 2029, $2,198,439 in 2031, $3,038,952 in 2032, $1,437,631 in 2033, and $3,127,535 in 2034.

Note 14. Commitments and Contingencies.

Leases

The Company conducts operations in leased facilities located in Texas and New Jersey. The Texas lease includes lease concessions which amounts are included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease terms.

Future minimum lease payments required under the non-cancelable operating lease as and for the years ending December 31 are as follows:

2015	2016	2017
$374,894	$408,719	$183,219

Rent expense for the years ended December 31, 2014 and 2013 was $116,887 and $204,907, respectively.

Legal Proceedings.

(a)	Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013.  Plaintiffs brought this lawsuit only individually, having amended out any request for a class action. The complaint alleged, among other things, that Lapolla designed, labeled, distributed, and manufactured spray polyurethane foam insulation, which created a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs sought: actual, compensatory, and punitive damages; injunctive relief; and attorney fees. Lapolla considered the allegations to be without merit and vigorously defended the allegations. On February 4, 2015, the Court dismissed the litigation with prejudice, per the voluntary request of Plaintiffs upon the advice of their new counsel and after their original litigation counsel withdrew citing irreconcilable differences with the Plaintiffs.  The Court retained jurisdiction to address a pending motion for sanctions filed by Lapolla.  The primary basis for Lapolla’s motion for sanctions is the Plaintiffs’ and their original attorney’s filing of the lawsuit without sufficient factual basis for the claims of personal injury and for failing to comply with discovery obligations to produce numerous potentially dispositive documents that Plaintiffs knew existed and their original counsel either knew or should have known existed.  Lapolla seeks to recover over $700,000 in legal fees for the defense of the lawsuit. The final outcome of this litigation cannot be determined at this time.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 14. Commitments and Contingencies - continued.

Legal Proceedings - continued.

(b)	Great American E & S Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

Great American E & S Insurance Company filed a Petition for Declaratory Judgment against Lapolla Industries, Inc. in the Judicial District Court of Harris County, Texas on July 13, 2013 and served on or about July 21, 2013. The petition seeks a declaratory Judgment that Plaintiff has no duty to defend or indemnify Lapolla under a general liability policy issued to Lapolla with respect to, among other things, contamination claims asserted in the Gibson Litigation. The Gibson Litigation alleges, among other things, that Lapolla’s proprietary spray polyurethane foam is a defective and toxic substance creating irritants which cause damages to the persons in the homes in which the spray polyurethane foam is applied. In addition to describing the terms of the insurance policy, Plaintiff alleges that the insurance of Lapolla under the policy excludes and does not apply to, among other things, damages from pollution, pre-existing damages known to Lapolla for products manufactured, distributed, or sold by Lapolla, or any damage to Lapolla’s product, or repair of Lapolla’s product, and seeks reasonable attorney fees.  On January 9, 2014, the trial court denied Plaintiff’s Motion for Final Summary Judgment, which sought a final declaration that Plaintiff had no duty to defend in the Gibson Litigation.  On March 4, 2015, the court granted a final summary judgment in favor of Lapolla, finding that Great American had a duty to defend Lapolla in the federal Gibson case (which was dismissed and refiled as a state case – see (c) below), and awarded approximately $40,000 in attorney’s fees to Lapolla and contingent attorney’s fees in the event of an appeal. The outcome of this litigation cannot be determined at this time.

(c)      Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants

On March 5, 2014, the Gibson’s re-filed their claims, which were previously pending in the federal district court in the Middle District of Florida, against Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC and two new defendants, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc.  The complaint was filed in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida and alleges, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs seek, among other things: actual, compensatory, statutory, and punitive damages; injunctive relief; medical monitoring, and attorney fees. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(d)     Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta

Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements filed a third-party complaint against Lapolla Industries, Inc. in the Superior Court, Judicial District of Stamford/Norwalk, in Connecticut on January 3, 2013.  Guzzo is alleging Lapolla’s spray polyurethane foam product is a defective product under Connecticut law and seeking indemnification and attorney’s fees.  On August 28, 2013, Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel filed an amended complaint against Lapolla also asserting the spray polyurethane foam is a defective product.  Plaintiffs seek monetary damages, punitive damages, and attorney’s fees, among other relief. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

(e)	Evanston Insurance Company v. Lapolla Industries, Inc.

On October 28, 2013, Evanston Insurance Company filed its original complaint for declaratory judgment against Lapolla industries, Inc. in the Southern District of Texas, Houston Division. Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014 after being served with a First Amended Complaint. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The court ruled on the summary judgment motions on February 23, 2015, finding that Great American had no duty to defend.  The Court signed a final judgment on March 18, 2015.  The final outcome, including any appeals, of this litigation cannot be determined at this time.

(f)      Joseph Greco and Penny Greco v. Lapolla Industries, Inc., Jagodzinski Construction, Inc., and John Does.

On August 27, 2014, Joseph Greco and Penny Greco filed a Complaint in New York State Court, County of Monroe, against Lapolla, Jagodzinski Construction, Inc., and John Does.  The complaint alleges, among other things, negligence, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, violations of the NY deceptive trade practices act, and a NY false advertising statute, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, allegedly resulting in personal injuries and real property damage. Grecos seek, among other things: general, compensatory, and punitive damages; restitution, and attorney fees, costs, and disbursements. Lapolla considers the allegations to be without merit and is vigorously defending the allegations. The outcome of this litigation cannot be determined at this time.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 14. Commitments and Contingencies - continued.

Legal Proceedings - continued.

(g) Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Note 15. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents were not considered in calculating diluted net loss per common share for the years ended December 31, 2014 and 2013 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share for the years ended:

	2014	2013
Net loss available to common shareholders (A)	$(3,660,949)	$(1,971,045)
Weighted average common shares outstanding (B)	115,359,714	111,449,320
Dilutive effect of employee equity incentive plans	880,000	4,740,000
Weighted average common shares outstanding, assuming dilution (C)	116,066,620	111,870,040
Basic earnings per common share (A)/(B)	$(0.03)	$(0.02)
Diluted earnings per common share (A)/(C)	$(0.03)	$(0.02)

For 2014, a total of 4,140,000 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 3,260,000 shares were for outstanding, vested and exercisable stock options that had an exercise price greater than the market value of the common share as of the period then ended (“out-of-the-money”), and (b) 880,000 shares were for outstanding, vested and exercisable stock options that had an exercise price equal to or lesser than the market value of the common share as of the period then ended (“in-the-money”). For 2013, a total of 4,740,000 shares of common stock were excluded from the calculation of diluted earnings per common share, all of which shares were for outstanding, vested, and exercisable in-the-money stock options. Outstanding, vested and exercisable out-of-the money stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, and outstanding, vested and exercisable in-the-money stock options could be included in the calculation in the future if the Company reports a profit.

Note 16. Securities Transactions.

(a) During 2014, the Company issued an aggregate of 347,972 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $214,113 for advisory and consulting services.

(b) During 2014, the Company issued an aggregate of 1,224,763 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $734,858 classified as interest expense – related party pursuant to a guaranty made in connection with a financing.

(c) During 2014, the Company issued 50,000 shares of common stock, par value $.01 per share, for a stock bonus to an executive officer, employee, which transaction was valued and recorded at $25,000.

(d) During 2014, the Company issued 3,908,453 shares of common stock, par value $.01 per share, in exchange for the cancellation of $1,485,212 of debt.

(e) During 2014, the Company issued an aggregate of 160,000 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $104,000 for continuing Board of Directors services under the Director Plan.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements using a straight-line fair valuation model for stock awards and Black-Scholes fair valuation model for option awards to calculate compensation expense over the requisite service period of grants. At December 31, 2014, the Company had four share based compensation plans, including the Equity Incentive Plan (“Equity Plan”), Non-Employee Director Restricted Stock Plan ("Director Plan"), Advisory and Consulting Agreement Plan (“Advisor Plan”), and Guaranty Agreement Plans (“Guaranty Plans”) in effect. Compensation cost charged against income for all compensation and incentive plans for 2014 and 2013 was $1,826,051 and $1,998,426, respectively.

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

For 2014, there was an aggregate of 5,417,500 awards granted to directors, officers, and key employees, of which 5,317,500 were for options and 100,000 were for stock awards. For 2013, there were no option or stock awards granted. As of December 31, 2014, total compensation cost related to non-vested stock options was $2,605,910, which is expected to be recognized over 2.42 years after December 31, 2014 (29 months on a weighted-average basis). As of December 31, 2013, total compensation cost related to non-vested stock options was $-0-. There were 2,622,500 shares issuable and available for grant at December 31, 2014. Stock option activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

Option Awards

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of Options	Exercise Price
Outstanding-Beginning of Year	5,040,000	$0.60	5,540,000	$0.61
Granted	5,317,500	0.45	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(3,080,000)	0.61	(500,000)	0.74
Outstanding - End of Year	7,277,500	0.47	5,040,000	0.60
Exercisable - End of Year	4,415,000	$0.47	4,740,000	$0.61

The weighted-average grant-date fair value of option awards granted during 2014 and 2013 was $196,662 and $-0-, respectively.

The following table summarizes options outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/14	Life (Years)	Price	at 12/31/14	Price	at 12/31/13	Life (Years)	Price	at 12/31/13	Price
$.35 - $.59	4,417,500	5.20	$0.41	1,955,000	$0.41	650,000	1.69	$0.36	350,000	$0.36
$.60 - $.64	2,260,000	0.46	0.53	1,960,000	0.56	2,310,000	2.40	$0.60	2,310,000	$0.60
$.65 - $.80	600,000	4.08	$0.71	—	—	2,080,000	1.30	$0.67	2,080,000	$0.67

Stock Awards

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—	—	$—
Granted	100,000	65,000	—	—
Vested	(50,000)	(32,500)	—	—
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	50,000	$32,500	—	$—

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 17. Share–Based Payment Arrangements - continued.

Warrants

The Company did not issue any warrants during 2014 or 2013. During 2007 and 2008, the Company issued an aggregate of 2,500,000 detachable warrants in connection with mezzanine style credit instruments, which were modified and re-priced from time to time based on anti-dilution down round price protections, all of which expired in 2013. As a result, there were no warrants outstanding as of the years ended December 31, 2014 and 2013, respectively.

Director Plan

The Company’s Board of Directors adopted a Director Plan, which is not shareholder-approved, that permits the grant of up to 800,000 shares of restricted common stock to non-employee directors in 2010. Effective July 1, 2010, the Board granted 800,000 shares of restricted common stock to four non-employee directors, of which 100,000 was granted to Mr. Gregg, Mr. Brown, and Mr. Larson, and 500,000 was granted to Mr. Nadel. All stock grants vest over a four-and-a-half year period, with one-fifth vesting at the end of each year beginning in 2010, for serving on the Board of Directors. The Company does not consider the shares of restricted common stock granted under the Director Plan as outstanding at the time of grant due to vesting restrictions. The shares of restricted common stock when granted are held in reserve by the Company until such time that they are earned and vested, after which the Company issues the vested portion of the shares and delivers them to the respective directors. At December 31, 2014 and 2013, there were -0- and 160,000 shares of restricted common stock unvested, respectively. The compensation cost charged against income for the Director Plan in 2014 and 2013 was $104,000 and $104,000, respectively. The fair value of each award was calculated by taking the closing price of the Company's common stock on the effective date of the grant, which was $.65 per share, for an aggregate amount of $520,000. The Company is using the straight-line method over the requisite service period for attribution of compensation expense. The expected term of the awards is the last day on which the last increment of stock is scheduled to vest, or December 31, 2014. A summary of awards activity under the Director Plan at December 31, 2014 and 2013, and changes during the year then ended, are as follows:

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	160,000	$104,000	320,000	$208,000
Granted	—	—	—	—
Vested	(160,000)	(104,000)	(160,000)	(104,000)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	160,000	$104,000

Advisor Plan

The Company and a non-employee director, Jay C. Nadel, entered into an advisory and consultant agreement for 3 years on February 22, 2011 (“Nadel Agreement”). The Company granted 5,000,000 shares of restricted common stock, par value $.01, which vest monthly over 3 years. The grant-date fair value was calculated by taking the closing price of the Company's common stock of $.57 per share on the date of grant and multiplying it by the number of shares granted, equaling $2,850,000. The Advisor Plan includes anti-dilution aspects. For 2014, anti-dilution transactions occurred, which required the Company to grant and vest an additional 110,733 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.58 per share and multiplying it by the number of shares granted, equaling $63,893. For 2013, anti-dilution transactions occurred, which required the Company to grant and vest an additional 272,969 shares of restricted common stock. The grant-date fair value was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.35 per share and multiplying it by the number of shares granted, equaling $96,560. A summary of awards activity under the Advisor Plan at December 31, 2014 and 2013, and changes during the years then ended, are as follows:

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	237,238	$135,219	1,902,380	$1,084,352
Granted	110,733	63,893	272,969	96,560
Vested	(347,971)	(199,112)	(1,938,111)	(1,045,693)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	237,238	$135,219

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

New Guaranty Plan

The Company granted 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the New Enhanced Note. A summary of grant activity under the New Guaranty Plan at December 31, 2014 and 2013, and changes during the years then ended, are:

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	3,607,179	$2,164,307	—	$—
Granted	—	—	3,681,000	2,208,600
Vested	(1,224,763)	(734,858)	(73,821)	(44,293)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	2,382,416	$1,429,449	3,607,179	$2,164,307

As of December 31, 2014, there is $1,367,037 of total unrecognized compensation cost related to nonvested interest expense – related party arrangement granted under the New Guaranty Plan. The cost is expected to be recognized over a weighted-average period of 1.95 years.

Prior Guaranty Plan

The Company previously granted 5,000,000 shares of restricted common stock, par value $.01, which shares were vesting monthly on a pro rata basis over the two year term of the Prior Enhanced Note (“Prior Guaranty Shares”). The Prior Guaranty Shares were valued at $.27 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of June 29, 2012, for an aggregate amount of $1,350,000. The Prior Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate on the Prior Enhanced Note. As a result of the payoff of the Prior Enhanced Notes, the Company canceled an aggregate of 1,376,712 unvested shares (with an unrecorded valued of $371,801) which shares were previously issued in connection with the personal guaranty required for the Prior Enhanced Note that was paid off earlier than the maturity date of June 29, 2014. A summary of grant activity under the Prior Guaranty Plan at December 31, 2014 and 2013, and changes during the years then ended, are:

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—	3,726,027	$1,006,116
Granted	—	—	—	—
Vested	—	—	(2,349,315)	(634,315)
Canceled, Expired or Forfeited	—	—	(1,376,712)	(371,801)
Nonvested - End of Year	—	$—	—	$—

Guaranty Plans Summary

The following table summarizes grants activity under all Guaranty Plans at December 31, 2014 and 2013, and changes during the years then ended:

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	3,607,179	$2,164,307	3,726,027	$1,006,116
Granted	—	—	3,681,000	2,208,600
Vested	(1,224,763)	(734,858)	(2,423,136)	(678,608)
Canceled, Expired or Forfeited	—	—	(1,376,712)	(371,801)
Nonvested - End of Year	2,382,416	$1,429,449	3,607,179	$2,164,307

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 18. Business Segments and Geographic Area Information.

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

The AirTight Division. The AirTight Division involves application of interior insulation foams that we produce and installation of other energy reducing products in multi-family properties by subcontractors hired by the Company on a limited basis. We allocate sales amounts for The AirTight Division to our foam segment.

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

Segments
2014	Foam	Coatings	Totals
Sales	$62,477,449	$9,587,566	$72,065,015
Depreciation	129,752	19,911	149,664
Amortization of Other Intangible Assets	217,558	33,386	250,944
Interest Expense	945,571	145,104	1,090,675
Segment Profit	1,265,026	941,743	2,206,769
Segment Assets (1)	18,477,410	3,665,095	22,142,505
Expenditures for Segment Assets	$179,626	$27,565	$207,191

2013	Foam	Coatings	Totals
Sales	$61,080,736	$10,096,235	$71,176,971
Depreciation	134,499	22,232	156,731
Amortization of Other Intangible Assets	327,800	54,183	381,983
Interest Expense	795,153	131,433	926,586
Segment Profit	2,293,601	1,456,975	3,750,576
Segment Assets (1)	17,917,746	3,743,801	21,661,547
Expenditures for Segment Assets	$101,786	$16,825	$118,611

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 18. Business Segments and Geographic Area Information – continued.

Business Segments – continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2014	2013
Total Profit for Reportable Segments	$2,206,769	$3,750,576
Unallocated Amounts:
Corporate Expenses	(5,867,718)	(5,721,621)
Loss Before Income Taxes	$(3,660,949)	$(1,971,045)

Assets	2014	2013
Total Assets for Reportable Segments (1)	$22,142,505	$21,661,547
Other Unallocated Amounts (2)	355,550	392,612
Total	$22,498,055	$22,054,160

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

Geographic Area
	United States	Europe	Middle East	Rest of World	Total
2014
Sales	$69,746,725	$665,365	$3,505	$1,649,420	$72,065,015
Long-Lived Assets	$21,661,547	$—	$—	$—	$21,661,547

2013
Sales	$61,417,293	$1,741,485	$5,706,558	$2,311,635	$71,176,971
Long-Lived Assets	$21,661,547	$—	$—	$—	$21,661,547

Note 19.   Subsequent Events.

(a) On January 1, 2015, Jomarc C. Marukot and the Company entered into an Executive Employment Agreement, dated as of January 1, 2015 (the “Marukot Agreement”), pursuant to which Mr. Marukot shall serve as the Company’s CFO and Corporate Treasurer for a term commencing on January 1, 2015 and ending December 31, 2016 (the “Employment Term”). Pursuant to the Marukot Agreement, Mr. Marukot is entitled to: (i) an annual base salary of $190,000; (ii) annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (“Adjusted EBITDA”) per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the CEO’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA; (iii) change in control bonus of 25% of his annual base salary upon consummation of a change in control if he is still employed at the time; (iv) medical, dental, life insurance, and disability benefits; (v) four months’ portion of his annual base salary for termination due to death or disability; (vi) four months’ portion of his annual base salary, awards and benefit plans and the change in control bonus in the event of voluntary termination by the Company; and (vii) twelve months annual base salary if terminated within the first twelve months of the Employment Term or the remaining annual base salary if terminated after twelve months of his employment due to a change in control. Mr. Marukot is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determine to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers. The Marukot Agreement also provides for a non-competition provision for the Employment Term and for a period of twelve months after the termination of Mr. Marukot’s employment.

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 19.   Subsequent Events – continued.

(b) On January 16, 2015, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 850,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.325 per share, which options were immediately vested and exercisable at the time of grant (“Kramer Option”). The foregoing Kramer Option was granted as final replacement for 2,000,000 stock options granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to December 31, 2015, however, due to an 8 year life limitation under the Company’s Equity Incentive Plan, as amended (the “Equity Plan”), they were deemed canceled at the end of 8 years. Moreover, the Equity Plan only permits the grant of a total of 2,000,000 stock options during any calendar year. Mr. Kramer had exceeded this limit during the 2014 year and as a result, the Company was only able to grant Mr. Kramer 1,150,000 stock options during the 2014 year as partial replacement for the 2,000,000 Prior Expired Options. The transaction was valued at $86,147, which was estimated using the Black-Scholes option pricing model and expensed on date of grant.

(c) On January 16, 2015, the Company granted an eight-year stock option to Michael T. Adams, CGO, EVP, and Corporate Secretary, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on date of grant, determined based on the closing price on such date, or $0.325 per share (“1/16/15 Adams Option”). The foregoing stock options vest in three equal end of calendar year increments, subject to Mr. Adams meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $93,536, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(d) On January 23, 2015, the Company and Bank of America, N.A. entered into a Twelfth Amendment (the “Twelfth Amendment”) to that certain Loan and Security Agreement dated August 31, 2010, as amended from time to time (the “Loan Agreement”). Pursuant to the Twelfth Amendment, certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 1, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Twelfth Amendment Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment. Refer to Item (i) below for more information on the Subordinated Debt.

(e) On January 21, 2015, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into the Twelfth Amendment and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and New Enhanced Note. See also Item (h) above.

(f) On March 23, 2015, the Company granted an eight-year stock option to Harvey L. Schnitzer, COO, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on date of grant, determined based on the closing price on such date, or $0.41 per share (“3/23/15 Schnitzer Option”). The foregoing stock options vest in three equal end of calendar year increments, subject to Mr. Schnitzer meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $118,122, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(g) The Company has evaluated subsequent events through the date of this report.