Form 10-Q
period 2015-03-31
LAPOLLA INDUSTRIES INC
filed 2015-05-12
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

Commission File No. 001-31354

Lapolla Industries, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3545304
(State of Incorporation)	(I.R.S. Employer Identification No.)

Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas	77032
(Address of Principal Executive Offices)	(Zip Code)

(281) 219-4700
(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑  NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 29, 2015 there were 121,110,757 shares of Common Stock, par value $.01, outstanding.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED)

March 31, 2015 and December 31, 2014	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2015 and 2014	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2015 and 2014	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	9,073,138	8,880,364
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	18,411	18,411
Inventories	5,796,782	5,268,025
Prepaid Expenses and Other Current Assets	826,350	1,149,279
Total Current Assets	15,714,681	15,316,079

Property, Plant and Equipment	1,286,141	1,364,613

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,183,217	1,183,452
Deposits and Other Non-Current Assets, Net	382,148	399,083
Total Other Assets	5,800,193	5,817,363

Total Assets	$22,801,015	$22,498,055

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,433,111	$6,985,373
Accrued Expenses and Other Current Liabilities	1,597,928	1,758,660
Total Current Liabilities	9,031,039	8,744,033

Other Liabilities:
Non-Current Portion of Revolver Loan	5,549,948	5,435,005
Non-Current Portion of Note Payable – New Enhanced Note	7,282,750	7,157,852
Non-Current Portion of Note Payable – Related Party	500,000	250,000
Accrued Interest – Note Payable – Related Party	8,701	3,173
Deferred Tax Liability	91,150	—
Total Other Liabilities	13,432,549	12,846,030

Total Liabilities	22,463,588	21,590,063

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000 Shares Authorized; 121,110,757 and 119,839,566 Issued and Outstanding for March 31, 2015 and December 31, 2014, respectively.	1,211,108	1,198,396
Additional Paid-In Capital	90,805,030	89,989,110
Accumulated Deficit	(91,555,800)	(90,156,603)
Accumulated Other Comprehensive Loss	(122,911)	(122,911)
Total Stockholders' Equity	337,427	907,992

Total Liabilities and Stockholders' Equity	$22,801,015	$22,498,055

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Sales	$17,494,226	$16,102,200

Cost of Sales	13,907,390	13,032,873

Gross Profit	3,586,836	3,069,327

Operating Expenses:
Selling, General and Administrative	3,668,677	3,303,507
Professional Fees	387,327	19,951
Depreciation	37,912	43,829
Amortization of Other Intangible Assets	65,890	68,430
Consulting Fees	162,313	136,933
Total Operating Expenses	4,322,119	3,572,650

Operating Loss	(735,283)	(503,323)

Other Expense:
Interest Expense	326,101	280,711
Interest Expense – Related Party	186,726	198,991
Interest Expense – Amortization of Discount	44,847	45,108
Other, Net	15,090	18,381
Total Other Expense	572,764	543,191

Loss Before Income Taxes	(1,308,047)	(1,046,514)
Income Tax Expense	(91,150)	—

Net Loss	$(1,399,197)	$(1,046,514)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	120,426,487	114,399,050

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$(1,399,197)	$(1,046,514)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	91,565	108,391
Amortization of Other Intangible Assets	65,890	68,430
Provision for Losses on Accounts Receivable	79,361	110,420
Share Based Compensation Expense	647,435	225,285
Interest Expense – Enhanced Notes PIK	80,051	67,859
Interest Expense – Related Party	186,726	198,991
Interest Expense – Amortization of Discount	44,847	45,108
Gain on Disposal of Assets	—	(5,584)
Loss on Foreign Currency Exchange	32,163	24,871
Deferred Income Tax Provision	91,150	—
Changes in Assets and Liabilities:
Trade Receivables	(306,351)	(627,571)
Inventories	(528,757)	597,006
Prepaid Expenses and Other Current Assets	322,929	305,249
Other Intangible Assets	(65,655)	(79,260)
Deposits and Other Non-Current Assets	16,935	24,008
Accounts Payable	449,792	812,973
Accrued Expenses and Other Current Liabilities	(160,732)	(224,773)
Net Cash (Used in) Provided by Operating Activities	(351,848)	604,889

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(13,093)	(188,658)
Proceeds from Disposal of Property, Plant and Equipment	—	53,000
Net Cash Used in Investing Activities	$(13,093)	$(135,658)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	18,437,068	16,164,029
Principal Repayments to Revolver Loan	(18,322,127)	(16,628,662)
Proceeds from Note Payable – Related Party	250,000	—
Principal Repayments on Long-Term Debt	—	(4,598)
Net Cash Provided by Financing Activities	364,941	(469,231)

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	294,825	251,084

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Personal Guarantees by Related Party Classified as Interest Expense	$181,198	$181,198
Issuance of Common Stock in Exchange for Conversion of Note Payable – Related Party and Accrued Interest – Related Party	301,996	—

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions.

The condensed financial statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the condensed financial statements.

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the first quarter of 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $24.6 million and $23.5 million at March 31, 2015 and December 31, 2014, respectively. The Company recorded a valuation allowance against the deferred tax asset of $24.5 million and $23.5 million at March 31, 2015 and December 31, 2014, respectively, reducing its net carrying value to approximately $100,000. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2015 and December 31, 2014. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Note 2. Recent Accounting Pronouncements.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  The standard requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the provisions of the guidance in the first quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Recent Accounting Pronouncements - continued.

New Accounting Standards Not Yet Adopted – continued

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance that is intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

Note 3. Liquidity.

The Company had an accumulated deficit of $91,555,800 on March 31, 2015, had a net loss of $1,399,197 during the three months ended March 31, 2015, and used $351,848 of cash in operating activities during the three months ended March 31, 2015. As a result, there are concerns about the liquidity of the Company at March 31, 2015. The Company has a working capital surplus of $6,683,642. Management believes any cash generated from operations and the cash available under the Revolver Loan (defined in Note 12(a)), subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 4. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three month periods ended March 31, 2015 and 2014, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 42% and 47% of purchases, respectively.

Note 5. Trade Receivables.

Trade receivables are comprised of the following at:

	March 31, 2015	December 31, 2014
Trade Receivables	$9,522,601	$9,497,247
Less: Allowance for Doubtful Accounts	(449,463)	(616,883)
Trade Receivables, Net	$9,073,138	$8,880,364

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 6. Inventories.

The following is a summary of inventories at:

	March 31, 2015	December 31, 2014
Raw Materials	$1,443,135	$1,461,040
Finished Goods	4,353,647	3,806,985
Total Inventories	$5,796,782	$5,268,025

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	March 31, 2015	December 31, 2014
Prepaid Insurances	$559,708	$568,088
Prepaid Marketing	67,893	172,919
Prepaid Consulting	21,077	60,266
Prepaid Other	177,672	348,006
Total Prepaid Expenses and Other Current Assets	$826,350	$1,149,279

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	March 31, 2015	December 31, 2014
Vehicles	$475,357	$475,357
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	303,259	297,737
Computers and Software	904,673	897,102
Machinery and Equipment	2,503,062	2,503,062
Total Property, Plant and Equipment	$4,475,128	$4,462,035
Less: Accumulated Depreciation	(3,188,987)	(3,097,422)
Total Property, Plant and Equipment, Net	$1,286,141	$1,364,613

Note 9. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	March 31, 2015	December 31, 2014
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(93,083)	$45,388	$138,471	$(90,775)	$47,696
Trade Names	750,186	(331,728)	418,458	750,186	(319,224)	430,962
Approvals and Certifications	1,900,670	(1,181,299)	719,371	1,835,013	(1,130,219)	704,794
	$2,789,327	$(1,606,110)	$1,183,217	$2,723,670	$(1,540,218)	$1,183,452

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 10. Deposits and Other Non-Current Assets.

The following is a summary of deposits and other non-current assets at:

	March 31, 2015	December 31, 2014
Deferred Financing Fees	$170,979	$195,201
Prepaid Expenses	6,529	7,104
Other Receivables	51,055	43,193
Deposits	153,585	153,585
Total Deposits and Other Non-Current Assets	$382,148	$399,083

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2015	December 31, 2014
Accrued Payroll	$21,572	$206,364
Accrued Commissions	110,445	113,193
Accrued Inventory Purchases	123,398	108,016
Accrued Taxes and Other	898,388	818,544
Accrued Insurance	417,785	482,007
Deferred Finance Charge Income	26,340	30,536
Total Accrued Expenses and Other Current Liabilities	$1,597,928	$1,758,660

Note 12. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan, which matures on March 31, 2016 ("Revolver Loan"). The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At March 31, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,549,948 and $5,435,005, and the weighted-average interest rate was 6.0% and 4.4%, respectively. At March 31, 2015, the Company was in compliance with all of its Loan Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 12. Financing Instruments – continued.

(b) Note Purchase Agreement.

(i) New Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2016 (“New Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. Repayment of the $7.2 million is required on the maturity date of December 10, 2016. Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK interest at the rate of 4.25% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 15%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum [Adjusted] EBITDA, which cannot for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. A purchase discount of $542,886 is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At March 31, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,282,750 and $7,157,852 and the effective interest rate was 23.2% and 23.6%, respectively. At March 31, 2015, the Company was in compliance with all of its New Enhanced Note debt covenants.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent for the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate of the New Enhanced Note. At March 31, 2015 and December 31, 2014, there were 1,600,581 and 1,298,584 New Guaranty Shares vested, valued and recorded at $980,348 and $779,151, respectively.

(c) Notes Payable – Related Party.

(i) November 14, 2014 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At March 31, 2015 and December 31, 2014, there was $1,634 and $4,773 outstanding in accrued and unpaid interest, respectively.

(ii) January 21, 2015 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At March 31, 2015, there was $3,908 outstanding in accrued and unpaid interest.  Refer to Note 13 – Related Party Transactions, Item (e), for more information.

(d) Future Minimum Principal Payments on Long-Term Debt

At March 31, 2015, future minimum principal payments of long-term debt are as follows:

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolver Loan	$—	$5,549,948	$—	$—	$5,549,948
New Enhanced Note	—	7,282,750	—	—	7,282,750
Notes Payable – Related Party	—	500,000	—	—	500,000
Total	$—	$13,332,698	$—	$—	$13,332,698

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Related Party Transactions.

(a) On January 1, 2015, Jomarc C. Marukot and the Company entered into an Executive Employment Agreement, dated as of January 1, 2015 (the “Marukot Agreement”), pursuant to which Mr. Marukot shall serve as the Company’s CFO and Corporate Treasurer for a term commencing on January 1, 2015 and ending December 31, 2016 (the “Employment Term”). Pursuant to the Marukot Agreement, Mr. Marukot is entitled to: (i) an annual base salary of $190,000; (ii) annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (“Adjusted EBITDA”) per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the CEO’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA; (iii) change in control bonus of 25% of his annual base salary upon consummation of a change in control if he is still employed at the time; (iv) medical, dental, life insurance, and disability benefits; (v) four months’ portion of his annual base salary for termination due to death or disability; (vi) four months’ portion of his annual base salary, awards and benefit plans and, if he would have received it had he remained employed for four months after his actual termination date, the change in control bonus in the event of termination without cause by the Company; and (vii) twelve months annual base salary if terminated within the first twelve months of the Employment Term or the remaining annual base salary if terminated after twelve months of his employment due to a change in control. Mr. Marukot is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers. The Marukot Agreement also provides for a non-competition provision for the Employment Term and for a period of twelve months after the termination of Mr. Marukot’s employment.

(b) On January 16, 2015, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 850,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.325 per share, which options were immediately vested and exercisable at the time of grant (“Kramer Option”). The Kramer Option was granted as final replacement for 2,000,000 stock options granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to December 31, 2015, however, due to an eight year life limitation under the Company’s Equity Incentive Plan, as amended (the “Equity Plan”), they were deemed canceled at the end of eight years. Moreover, the Equity Plan only permits the grant of a total of 2,000,000 stock options during any calendar year. Mr. Kramer had exceeded this limit during the 2014 year and as a result, the Company was only able to grant Mr. Kramer 1,150,000 stock options during the 2014 year as partial replacement for the 2,000,000 Prior Expired Options. The transaction was valued at $86,147, which was estimated using the Black-Scholes option pricing model and expensed on the date of grant.

(c) On January 16, 2015, the Company granted an eight-year stock option to Michael T. Adams, CGO, EVP, and Corporate Secretary, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the closing price on such date, or $0.325 per share (“Adams Option”). The Adams Option vests in three equal end of calendar year increments, subject to Mr. Adams meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $93,536, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(d) On January 23, 2015, the Company and Bank of America, N.A. entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Loan Agreement. Pursuant to the Twelfth Amendment, certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 10, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment. Refer to Item (e) below for more information on the Subordinated Debt.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Related Party Transactions - continued.

(e) On January 21, 2015, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into the Twelfth Amendment and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay 8% per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and New Enhanced Note. See also Item (d) above.

(f) On March 23, 2015, the Company granted an eight-year stock option to Harvey L. Schnitzer, COO, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the closing price on such date, or $0.41 per share (“Schnitzer Option”). The Schnitzer Option vests in three equal end of calendar year increments, subject to Mr. Schnitzer meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $118,122, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(g) During the quarter ended March 31, 2015, the Company issued an aggregate of 969,195 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $397,509.

(h) During the quarter ended March 31, 2015, the Company vested an aggregate of 301,996 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $181,198, and classified as interest expense – related party.

Note 14. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic income (loss) per share is based upon the net income (loss) applicable to common shares and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and warrants only in periods in which such effect would have been dilutive.

The computation of the Company’s basic and diluted earnings per share at:

	March 31, 2015	March 31, 2014
Net loss available to common shareholders (A)	$(1,399,197)	$(1,046,514)
Weighted average common shares outstanding (B)	120,426,487	114,399,050
Dilutive effect of equity incentive plans	1,150,000	2,460,000
Weighted average common shares outstanding, assuming dilution (C)	120,446,210	115,796,196
Basic earnings per common share (A)/(B)	$(0.01)	$(0.01)
Diluted earnings per common share (A)/(C)	$(0.01)	$(0.01)

For March 31, 2015, a total of 3,005,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money). For March 31, 2014, a total of 2,080,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money. Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 15. Securities Transactions.

(a) During the quarter ended March 31, 2015, the Company issued an aggregate of 969,195 shares of common stock pursuant to the anti-dilution provisions in an advisory and consulting agreement, valued and recorded in the aggregate at $397,509.

(b) During the quarter ended March 31, 2015, the Company vested an aggregate of 301,996 shares of common stock issued for a personal guarantee relating to a financing, valued and recorded in the aggregate at $181,198, and classified as interest expense.

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

Segments
March 31, 2015	Foam	Coatings	Totals
Sales	$15,405,967	$2,088,259	$17,494,226
Depreciation	30,048	4,073	34,121
Amortization of Other Intangible Assets	52,223	7,079	59,302
Interest Expense	245,552	33,284	278,836
Segment Profit	$512,895	$186,390	$699,285
Segment Assets (1)	19,030,071	3,481,639	22,511,710
Expenditures for Segment Assets	$11,530	$1,563	$13,093

March 31, 2014	Foam	Coatings	Totals
Sales	$14,020,272	$2,081,928	$16,102,200
Depreciation	34,346	5,100	39,446
Amortization of Other Intangible Assets	53,624	7,963	61,587
Interest Expense	228,477	33,928	262,405
Segment Profit	$518	$169,838	$170,356
Segment Assets (1)	17,843,756	3,506,688	21,350,444
Expenditures for Segment Assets	$164,266	$24,392	$188,658

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals at:

Segments Profit
	March 31, 2015	March 31, 2014
Total Profit for Reportable Segments	$699,285	$170,356
Unallocated Amounts:
Corporate Expenses	(2,007,332)	(1,216,870)
Loss Before Income Taxes	$(1,308,047)	$(1,046,514)

Assets	March 31, 2015	March 31, 2014
Total Assets for Reportable Segments (1)	$22,511,710	$21,350,444
Other Unallocated Amounts (2)	289,305	317,943
Total	$22,801,015	$21,668,387

(1) Segment assets are the total assets used in the operation of each segment.

(2) Includes corporate assets which are principally cash and prepaid expenses.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information - continued.

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

Geographic Area
	United States	Europe	Middle East	Rest of World	Total
March 31, 2015
Sales	$17,006,700	$202,179	$—	$285,347	$17,494,226
Long-Lived Assets	22,511,710	—	—	—	22,511,710

March 31, 2014
Sales	$14,562,577	$409,496	$660,000	$470,127	$16,102,200
Long-Lived Assets	21,350,444	—	—	—	21,350,444

Note 17.   Subsequent Events.

The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Lapolla,” “we,” “our” and “us” refer to Lapolla Industries, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

This financial review presents our operating results for the three months ended March 31, 2015 and 2014, and our financial condition at March 31, 2015. To supplement our financial statements presented on a GAAP basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We are headquartered in Houston, Texas and operate from one additional location in Englewood Cliffs, New Jersey for sales.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table presents selected financial and operating data derived from the unaudited financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measures, EBITDA and Adjusted EBITDA, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2015	2014
Summary of Overall Results of Operations
Sales	$17,494,226	$16,102,200
Operating Income (Loss)	(735,283)	(503,323)
Other (Income) Expense	572,764	543,191
Net Loss	(1,399,197)	(1,046,514)
EBITDA	$(560,961)	$(319,118)
Adjusted EBITDA	$86,474	$(93,833)

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,399,197)	$(1,046,514)
Additions / (Deductions):
Interest Expense	326,101	280,711
Interest Expense – Related Party	186,726	198,991
Interest Expense – Amortization of Discount	44,847	45,108
Tax Expense (Benefit) (1)	123,107	25,765
Depreciation (2)	91,565	108,391
Amortization of Other Intangible Assets	65,890	68,430
EBITDA	$(560,961)	$(319,118)
Additions / (Deductions):
Share Based Compensation (3)	647,435	225,285
Adjusted EBITDA	$86,474	$(93,833)

(1) Represents amounts included in operating expenses and income tax expense.

(2) Represents amounts included in cost of sales and operating expenses.

(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended March 31:

	2015	2014	% Change
Foam	$15,405,967	$14,020,272	9.9%
Coatings	2,088,259	2,081,928	0.3%
Total Sales	$17,494,226	$16,102,200	8.6%

For the three months ended March 31, 2015, our total sales increased by $1,392,026, or an increase of 8.6% from the same period in 2014. Foam sales increased $1,385,695 primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings sales remained relatively flat, producing an increase in revenue of $6,331 or 0.3%.

Gross Profit

The following is a summary of gross profit for the three months ended March 31:

	2015	2014	% Change
Cost of Sales	$13,907,390	$13,032,873	6.7%
Gross Profit	$3,586,836	$3,069,327	16.9%
Gross Margin Percentage:
Foam	19.8%	18.0%	1.8%
Coatings	25.4%	26.2%	-0.8%
Total	20.5%	19.1%	1.4%

For the three months ended March 31, 2015, our gross profit increased by $517,509, or an increase of 16.9% from the same period in 2014. The increase in gross profit was mainly due to higher margin in foam from lower raw material costs resulting in an increase of $337,446, augmented by additional gross profit of $265,342 from higher sales, and a slight decrease in other manufacturing costs of $2,304. These were offset by an increase in freight costs of $87,583.

Selling, general and administrative expenses (“SG&A”) increased $365,170 or 11%, to $3,668,677 for the three months ended March 31, 2015, compared to $3,303,507 for the same period in 2014. The increase in SG&A was primarily due to increases of $410,026 in share-based compensation related to an advisory and consultant agreement, and $151,675 in marketing and promotions primarily related to a corporate spokesperson agreement, offset by a decrease of $153,758 in payroll and related employee benefits.

Professional fees increased $367,376 or 1,841%, to $387,327 for the three months ended March 31, 2015, compared to $19,951 for the same period in 2014. The increase was primarily due to a one time recovery of legal fees from our insurance companies and various settlements related to litigation of $208,739 during the three months ended March 31, 2014.

Depreciation expense decreased $5,917 or 14%, to $37,912 for the three months ended March 31, 2015, compared to $43,829 for the same period in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $2,540 or 4%, to $65,890 for the three months ended March 31, 2015, compared to $68,430 for the same period in 2014, due to a decrease in amortizable assets including customer lists and trade names.

Consulting fees increased $25,380 or 19%, to $162,313 for the three months ended March 31, 2015, compared to $136,933 for the same period in 2014, primarily due to an increase in the need for business consulting services for ales and The AirTight Division.

Interest expense increased $45,390 or 16%, to $326,101 for the three months ended March 31, 2015, compared to $280,711 for the same period in 2014, primarily due to a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”).

Interest expense – related party decreased $12,265 or 6%, to $186,726 for the three months ended March 31, 2015, compared to $198,991 for the same period in 2014, due to an increase for accrued interest for the Note Payable – Related Party between the Company and the Chairman and principal stockholder.

Interest expense – amortization of discount decreased $261 or 1%, to $44,847 for the three months ended March 31, 2015, compared to $45,108 for the same period in 2014. The amortization relates to the purchase discount associated with the New Enhanced Note.

Other expense, net decreased $3,291 or 18%, to $15,090 for the three months ended March 31, 2015, compared to $18,381 for the same period in 2014, due primarily to finance charges received from customers on accounts receivable invoices during the three months ended March 31, 2015.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $13 Million asset based revolver loan (the “Revolver Loan”) as part of our Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (the “Loan Agreement”) that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense. Disbursements are paid daily from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding.

Net cash used in operating activities for the three months ended March 31, 2015 was $351,848, compared to net cash provided by operating activities of $604,889 for the same period in 2015, primarily due to the items discussed below.

During the three months ended March 31, 2015, net non-cash contributions to net income totaled $1,319,188. Contributory non-cash items consisted of $157,455 for depreciation and amortization, $79,361 for provision for losses on accounts receivable, $647,435 for share-based compensation, $311,624 for interest expense, $32,163 for a loss on foreign currency transactions, and $91,150 for deferred income taxes.

During the three months ended March 31, 2014, net non-cash contributions to net income totaled $843,771. Contributory non-cash items consisted of $176,821 for depreciation and amortization, $110,420 for provision for losses on accounts receivable, $225,285 for share-based compensation, $311,958 for interest expense, $24,871 for a loss on foreign currency transactions. Non-cash reductions to net income included $5,584 for of net gains on asset disposals.

During the three months ended March 31, 2015, net working capital decreased by $271,839 from December 31, 2014. The decrease was caused by an increase in trade receivables of $306,351, an increase in inventories of $528,757, an increase in intangible assets of $65,655, and an increase in accrued expenses and other current liabilities of $160,732. The decrease in working capital was partially offset by a decrease in prepaid expenses and other current assets of $322,929, a decrease in deposits and other non-current assets of 16,935, and an increase in accounts payable of $449,792.

During the three months ended March 31, 2014, net working capital increased by $807,632 from December 31, 2013. Working capital grew due to a decrease in inventories of $597,006, a decrease in prepaid expenses and other current assets of $305,249, a decrease in deposits and other non-current assets of $24,008, and a decrease in accounts payable of $812,973. The additions to working capital were partially offset by increased accounts receivable of $627,571, increased other intangible assets of $79,260, and decreased accrued expenses and other current liabilities of $224,773.

Net cash used in investing activities for the three months ended March 31, 2015 was $13,093, which was fully related to capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2014 was $135,658, comprised of $188,658 of capital expenditures, partially offset by $53,000 of proceeds received from the sale of fixed assets.

Net cash generated by financing activities was $364,941 for the three months ended March 31, 2015, and consisted of net proceeds from borrowing, net of repayments, of $114,941 under our Revolver Loan and $250,000 from a note payable to our chairman of the board.

During the three months ended March 31, 2014, financing activities used net cash of $469,231, which included repayment, net of borrowings, of $464,633 on our Revolver Loan and repayments on other long-term debt of $4,598.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, which provides for our $13,000,000 Revolver Loan. There are four material debt covenants to comply with in the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. At March 31, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,549,948 and $5,435,005, respectively. At March 31, 2015, we were in compliance with our Loan Agreement and debt covenants.

New Enhanced Note: On December 10, 2013, we entered into our New Enhanced Note, which provided us with $7.2 million in cash to refinance a prior note of $4.4 million and the difference for working capital. Repayment of the $7.2 million is required on the maturity date of December 10, 2016. There are four material debt covenants to comply with in the New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA which cannot, for the three months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.0 to 1.0, and (iv) maintain minimum liquidity equal of $500,000. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America. At March 31, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,282,750 and $7,157,852, respectively. At March 31, 2015, we were in compliance with our New Enhanced Note debt covenants.

November 14, 2014 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note. At March 31, 2015 and December 31, 2014, there was $1,634 and $4,773 outstanding in accrued and unpaid interest, respectively.

January 21, 2015 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At March 31, 2015, there was $3,908 outstanding in accrued and unpaid interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

There have been no material changes in the Company’s legal proceedings disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)     During the quarterly period ended March 31, 2015, the Company issued an aggregate of 301,996 shares of common stock, pursuant to a one-time grant of 3,681,000 shares of common stock made on December 10, 2013 to Mr. Kurtz, our chairman, in exchange for his personal guaranty of our obligations under the New Enhanced Note, which is vesting monthly on a pro rata basis over the three year period, (“Guaranty Shares”). These shares were valued at $.60 per share, and $181,198 in aggregate, of which 104,021 shares were issued on January 31, 2015 and valued and recorded at $62,413, 93,954 shares were issued on February 28, 2015 and valued and recorded at $56,372, and 104,021 were issued on March 31, 2015 and valued and recorded at $62,413. The issuances of these shares to the chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

(b)     During the quarterly period ended March 31, 2015, the Company issued an aggregate of 969,195 shares of common stock to Mr. Nadel, our vice chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with us dated February 22, 2011, of which 954,502 shares were issued on February 16, 2015 and valued and recorded at $0.41 per share, or $391,346 in aggregate, 6,972 shares were issued on February 28, 2015 and valued and recorded at $0.43 per share, or $2,998 in aggregate, and 7,721 shares were issued on March 31, 2015 and valued and recorded at $0.41 per share, or $3,165 in aggregate. The issuances of these shares to the vice chairman were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The vice chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	May 12, 2015	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	May 12, 2015	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
10.1	Executive Employment Agreement dated and effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.2	Option Agreement dated January 16, 2015, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.3	Option Agreement dated January 16, 2015, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.4	Promissory Note between Lapolla and Richard J. Kurtz dated January 21, 2015 (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.5	Twelfth Amendment dated January 23, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.6	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.85 to Form 10-K dated December 31, 2014, filed March 31, 2015).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith