Form 10-Q
period 2015-06-30
LAPOLLA INDUSTRIES INC
filed 2015-08-11
CIK 875296

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-31354

Lapolla Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3545304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas	77032
(Address of principal executive offices)	(Zip Code)

(281) 219-4700
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of August 7, 2015, was 121,550,510.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED)

June 30, 2015 and December 31, 2014	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended June 30, 2015 and 2014	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2015 and 2014	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,212,111	8,880,364
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	43,863	18,411
Inventories	6,585,225	5,268,025
Prepaid Expenses and Other Current Assets	628,049	1,149,279
Total Current Assets	17,469,248	15,316,079

Property, Plant and Equipment	1,206,683	1,364,613

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,229,276	1,183,452
Deposits and Other Non-Current Assets, Net	391,902	399,083
Total Other Assets	5,856,006	5,817,363

Total Assets	$24,531,937	$22,498,055

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$7,650,268	$6,985,373
Accrued Expenses and Other Current Liabilities	2,258,954	1,758,660
Total Current Liabilities	9,909,222	8,744,033

Other Liabilities:
Non-Current Portion of Revolver Loan	5,956,508	5,435,005
Non-Current Portion of Note Payable – New Enhanced Note	7,409,802	7,157,852
Non-Current Portion of Note Payable – Related Party	500,000	250,000
Accrued Interest – Note Payable – Related Party	22,027	3,173
Deferred Tax Liability	182,300	—
Total Other Liabilities	14,070,637	12,846,030

Total Liabilities	23,979,859	21,590,063

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 121,438,771 and 119,839,566 Issued and Outstanding for June 30, 2015 and December 31, 2014, respectively.	1,214,388	1,198,396
Additional Paid-In Capital	91,165,705	89,989,110
Accumulated Deficit	(91,705,104)	(90,156,603)
Accumulated Other Comprehensive Loss	(122,911)	(122,911)
Total Stockholders' Equity	552,078	907,992

Total Liabilities and Stockholders' Equity	$24,531,937	$22,498,055

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$19,542,592	$18,684,868	$37,036,818	$34,787,068

Cost of Sales	15,104,059	14,815,786	29,011,449	27,848,659

Gross Profit	4,438,533	3,869,082	8,025,369	6,938,409

Operating Expenses:
Selling, General and Administrative	3,411,974	3,129,688	7,080,651	6,433,195
Professional Fees	219,369	335,997	606,696	355,948
Depreciation	34,914	40,950	72,826	84,779
Amortization of Other Intangible Assets	65,606	65,345	131,496	133,775
Consulting Fees	197,110	97,830	359,423	234,763
Total Operating Expenses	3,928,973	3,669,810	8,251,092	7,242,460

Operating Income (Loss)	509,560	199,272	(225,723)	(304,051)

Other (Income) Expense:
Interest Expense	334,162	291,836	660,263	572,547
Interest Expense – Related Party	196,537	201,430	383,263	400,421
Interest Expense – Amortization of Discount	45,245	45,397	90,092	90,505
Other, Net	(8,230)	(71,999)	6,860	(53,618)
Total Other (Income) Expense	567,714	466,664	1,140,478	1,009,855

Loss Before Income Taxes	(58,154)	(267,392)	(1,366,201)	(1,313,906)
Income Tax Expense	91,150	—	182,300	—

Net (Loss)	$(149,304)	$(267,392)	$(1,548,501)	$(1,313,906)

Net (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	121,226,821	114,853,922	120,830,957	113,563,428

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$(1,548,501)	$(1,313,906)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	179,562	203,924
Amortization of Other Intangible Assets	131,496	133,775
Provision for Losses on Accounts Receivable	144,651	268,524
Share Based Compensation Expense	828,179	381,781
Interest Expense – Related Party	383,263	400,421
Interest Expense – Enhanced Notes PIK	161,858	137,119
Interest Expense – Amortization of Discount	90,092	90,505
Loss on Foreign Currency Exchange	27,582	18,453
Gain on Disposal of Assets	—	(4,052)
Deferred Income Tax Provision	182,300	—
Changes in Assets and Liabilities:
Trade Receivables	(1,506,975)	(1,737,596)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(25,452)	(261,011)
Inventories	(1,317,200)	162,778
Prepaid Expenses and Other Current Assets	521,230	349,656
Other Intangible Assets	(177,320)	(173,196)
Deposits and Other Non-Current Assets	7,181	87,112
Accounts Payable	667,889	140,889
Accrued Expenses and Other Current Liabilities	500,294	(159,219)
Net Cash Used in Operating Activities	(749,871)	(1,274,043)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(21,632)	(206,428)
Proceeds from Disposal of Property, Plant and Equipment	—	53,000
Net Cash Used in Investing Activities	$(21,632)	$(153,428)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	37,423,347	36,419,491
Principal Repayments to Revolver Loan	(36,901,844)	(34,987,421)
Proceeds from Note Payable – Related Party	250,000	—
Principal Repayments on Long-Term Debt	—	(4,599)
Net Cash Provided by Financing Activities	771,503	1,427,471

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	423,176	513,684

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guarantee by Related Party classified as Interest Expense	$364,409	$364,409

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $25.2 million and $23.5 million at June 30, 2015 and December 31, 2014, respectively. The Company recorded a valuation allowance against the deferred tax asset of $24.8 million and $23.5 million at June 30, 2015 and December 31, 2014, respectively, reducing its net carrying value to approximately $337,000. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at June 30, 2015 and December 31, 2014. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

Note 3. Liquidity.

The Company had an accumulated deficit of $91,705,104 on June 30, 2015, had a net loss of $1,548,501 during the six months ended June 30, 2015, and used $749,871 of cash in operating activities during the six months ended June 30, 2015. As a result, there are concerns about the liquidity of the Company at June 30, 2015. The Company has a working capital surplus of $7,560,026. Management believes any cash generated from operations and the cash available under the Revolver Loan (defined in Note 12(a)), subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 4. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and six month period ended June 30, 2015 and 2014, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 41% and 44%, and 41% and 45%, of purchases, respectively.

Note 5. Trade Receivables.

Trade receivables are comprised of the following at:

	June 30, 2015	December 31, 2014
Trade Receivables	$10,677,039	$9,497,247
Less: Allowance for Doubtful Accounts	(464,928)	(616,883)
Trade Receivables, Net	$10,212,111	$8,880,364

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 6. Costs and Estimated Earnings on Uncompleted Contracts.

The following is a summary of contracts in progress at:

	June 30, 2015	December 31, 2014
Costs Incurred on Uncompleted Contracts	$404,472	$964,121
Estimated Earnings on Uncompleted Contracts	93,386	246,471
	497,858	1,210,592
Billings to Date	(453,995)	(1,192,181)
	$43,863	$18,411

This amount is included in the accompanying condensed balance sheet under the following captions at:

	June 30, 2015	December 31, 2014
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$43,863	$18,411
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	—	—
	$43,863	$18,411

Note 7. Inventories.

The following is a summary of inventories at:

	June 30, 2015	December 31, 2014
Raw Materials	$1,464,660	$1,461,040
Finished Goods	5,120,565	3,806,985
Total Inventories	$6,585,225	$5,268,025

Note 8. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	June 30, 2015	December 31, 2014
Prepaid Insurances	$358,933	$568,088
Prepaid Marketing	38,138	172,919
Prepaid Consulting	24,404	60,266
Prepaid Other	206,574	348,006
Total Prepaid Expenses and Other Current Assets	$628,049	$1,149,279

Note 9. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	June 30, 2015	December 31, 2014
Vehicles	$475,357	$475,357
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	303,259	297,737
Computers and Software	911,629	897,102
Machinery and Equipment	2,504,645	2,503,062
Total Property, Plant and Equipment	$4,483,667	$4,462,035
Less: Accumulated Depreciation	(3,276,984)	(3,097,422)
Total Property, Plant and Equipment, Net	$1,206,683	$1,364,613

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 10. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	June 30, 2015	December 31, 2014
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	June 30, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(95,391)	$43,080	$138,471	$(90,775)	$47,696
Trade Names	750,186	(344,231)	405,955	750,186	(319,224)	430,962
Approvals and Certifications	2,012,334	(1,232,093)	780,241	1,835,013	(1,130,219)	704,794
	$2,900,991	$1,671,715	$1,229,276	$2,723,670	$(1,540,218)	$1,183,452

Note 11. Deposits and Other Non-Current Assets.

The following is a summary of deposits and other non-current assets at:

	June 30, 2015	December 31, 2014
Deferred Financing Fees	$176,342	$195,201
Prepaid Expenses	8,670	7,104
Other Receivables	53,305	43,193
Deposits	153,585	153,585
Total Deposits and Other Non-Current Assets	$391,902	$399,083

Note 12. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2015	December 31, 2014
Accrued Payroll	$136,216	$206,364
Accrued Commissions	130,000	113,193
Accrued Inventory Purchases	457,397	108,016
Accrued Taxes and Other	1,275,775	818,544
Accrued Insurance	237,684	482,007
Deferred Finance Charge Income	21,882	30,536
Total Accrued Expenses and Other Current Liabilities	$2,258,954	$1,758,660

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan (“Revolver Loan”), which matures in accordance with the following events: the earliest to occur of (a) March 31, 2019, (b) 90 days prior to the maturity date of the New Subordinated Term Debt, and (c) 90 days prior to the maturity date of the indebtedness evidenced and governed by any ‘Junior Note,’ as such term is defined in that certain Subordination Agreement, dated as of April 16, 2012, by and among Borrower, Richard J. Kurtz, and Lender, Bank of America, N.A. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At June 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,956,508 and $5,435,005, and the weighted-average interest rate was 5.2% and 4.4%, respectively. At June 30, 2015, the Company was in compliance with all of its Loan Agreement debt covenants.

(b) Note Purchase Agreement.

(i) New Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2016 (“New Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. Repayment of the $7.2 million is required on the maturity date of December 10, 2016. Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK interest at the rate of 4.25% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 15%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum [Adjusted] EBITDA, which cannot for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. A purchase discount of $542,886 is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At June 30, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,409,802 and $7,157,852 and the effective interest rate was 23.6% and 23.6%, respectively. At June 30, 2015, the Company was in compliance with all of its New Enhanced Note debt covenants.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent for the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate of the New Enhanced Note. At June 30, 2015 and December 31, 2014, there were 1,905,933 and 1,298,584 New Guaranty Shares vested, valued and recorded at $1,143,560 and $779,151, respectively.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Financing Instruments – continued

(c) Notes Payable – Related Party.

(i) November 14, 2014 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At June 30, 2015 and December 31, 2014, there was $11,609 and $4,773 outstanding in accrued and unpaid interest, respectively.

(ii) January 21, 2015 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At June 30, 2015, there was $9,077 outstanding in accrued and unpaid interest.  Refer to Note 13 – Related Party Transactions, Item (e), for more information.

(d) Future Minimum Principal Payments on Long-Term Debt

At June 30, 2015, future minimum principal payments of long-term debt are as follows:

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolver Loan	$—	$5,956,508	$—	$—	$5,956,508
New Enhanced Note	—	7,409,802	—	—	7,409,802
Notes Payable – Related Party	—	500,000	—	—	500,000
Total	$—	$13,866,310	$—	$—	$13,866,310

Note 14. Related Party Transactions.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 14. Related Party Transactions - continued.

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

(g) During the three and six months ended June 30, 2015, the Company issued an aggregate of 22,662 and 991,857 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $8,995 and $406,427, respectively.

(h) During the three and six months ended June 30, 2015, the Company vested an aggregate of 301,996 and 607,347 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $181,198 and $364,409, respectively, and classified as interest expense – related party.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

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

	June 30, 2015	June 30, 2014
Net loss available to common shareholders (A)	$(1,366,201)	$(1,313,906)
Weighted average common shares outstanding (B)	120,830,957	113,563,428
Dilutive effect of equity incentive plans	—	350,000
Weighted average common shares outstanding, assuming dilution (C)	120,830,957	113,913,428
Basic earnings per common share (A)/(B)	$(0.01)	$(0.01)
Diluted earnings per common share (A)/(C)	$(0.01)	$(0.01)

For June 30, 2015, a total of 4,155,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

For June 30, 2014, a total of 4,190,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money. Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 16. Securities Transactions.

(a) During the three and six months ended June 30, 2015, the Company issued an aggregate of 22,662 and 991,857 shares of common stock pursuant to the anti-dilution provisions in an advisory and consulting agreement, valued and recorded in the aggregate at $8,995 and $406,427, respectively.

(b) During the three and six months ended June 30, 2015, the Company vested an aggregate of 301,996 and 607,347 shares of common stock issued for a personal guarantee relating to a financing, valued and recorded in the aggregate at $181,198 and $364,409, respectively, and classified as interest expense.

Note 17. Business Segment and Geographic Area Information.

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

	Three Months Ended June 30,
	2015			2014
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$15,755,610	$3,786,982	$19,542,592	$16,153,428	$2,531,440	$18,684,868
Depreciation	25,333	6,089	31,422	31,862	4,993	36,855
Amortization of Other Intangible Assets	47,603	11,442	59,045	50,843	7,968	58,811
Interest Expense	232,169	55,804	287,973	232,843	36,489	269,332
Segment Profit	$816,195	$560,923	$1,377,118	$819,844	$354,966	$1,174,810
Segment Assets (1)	19,225,753	5,088,837	24,314,590	19,084,504	3,771,572	22,856,076
Expenditures for Segment Assets	$6,884	$1,655	$8,539	$15,363	$2,407	$17,770

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 17. Business Segment and Geographic Area Information - continued.

Business Segments - continued

	Six Months Ended June 30,
	2015			2014
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$31,160,041	$5,876,777	$37,036,818	$30,173,766	$4,613,302	$34,787,068
Depreciation	55,143	10,400	65,543	66,182	10,119	76,301
Amortization of Other Intangible Assets	99,568	18,778	118,346	104,431	15,967	120,398
Interest Expense	476,871	89,938	566,809	461,221	70,516	531,737
Segment Profit	$1,338,033	$738,334	$2,076,367	$822,335	$522,831	$1,345,166
Segment Assets (1)	19,885,997	4,428,593	24,314,590	19,133,661	3,722,416	22,856,077
Expenditures for Segment Assets	$18,200	$3,432	$21,632	$179,052	$27,376	$206,428

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2015	2014	2015	2014
Total Profit or Loss for Reportable Segments	$1,377,082	$1,174,810	$2,076,367	$1,345,166
Unallocated Amounts:
Corporate Expenses	(1,435,236)	(1,442,202)	(3,442,568)	(2,659,072)
Income (Loss) Before Income Taxes	$(58,154)	$(267,392)	$(1,366,201)	$(1,313,906)

Assets	At June 30, 2015	At December 31, 2014
Total Assets for Reportable Segments (1)	$24,314,590	$22,142,505
Other Unallocated Amounts (2)	217,347	355,550
Consolidated Total	$24,531,937	$22,498,055

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

	Three Months Ended June 30,
	2015					2014
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$17,996,301	$545,108	$—	$1,001,183	$19,542,592	$17,692,887	$585,640	$—	$406,341	$18,684,868
Long-Lived Assets	24,314,590	—	—	—	24,314,590	22,856,077	—	—	—	22,856,077

	Six Months Ended June 30,
	2015					2014
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$34,583,421	$1,079,697	$—	$1,373,700	$37,036,818	$32,255,464	$995,136	$660,000	$876,468	$34,787,068
Long-Lived Assets	24,314,590	—	—	—	24,314,590	22,856,077	—	—	—	22,856,077

Note 18.   Subsequent Events.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Lapolla,” “we,” “our” and “us” refer to Lapolla Industries, Inc.

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

• The fact that many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

• Our dependence on a few large suppliers for a large portion of our materials required for production and sales of our products, any change in the availability of which could have a significant impact on our results of operations.

• The potential loss or departure of key personnel, including Richard J. Kurtz, our chairman of the board and majority stockholder.

• Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

• Unanticipated increases in raw material prices or disruptions in supply, which could increase production costs and adversely affect our profitability.

• Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities, which could limit our future financing options and liquidity position and may limit our ability to grow our business.

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

• The fact that our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from those of other stockholders.

• Future sales of large blocks of our common stock, which may adversely impact our stock price.

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

This financial review presents our operating results for the three and six months ended June 30, 2015 and 2014, and our financial condition at June 30, 2015.

Non-GAAP Financial Measures

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

Performance for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

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

	Three Months Ended June 30,
	2015	2014
Summary of Overall Results of Operations
Sales	$19,542,592	$18,684,868
Operating Income (Loss)	509,560	199,272
Other (Income) Expense	567,714	466,664
Net Loss	(149,304)	(267,392)
EBITDA	$723,870	$454,586
Adjusted EBITDA	$904,615	$611,082

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(149,304)	$(267,392)
Additions / (Deductions):
Interest Expense	334,162	291,836
Interest Expense – Related Party	196,537	201,430
Interest Expense – Amortization of Discount	45,245	45,397
Tax Expense (Benefit) (1)	143,627	22,437
Depreciation (2)	87,997	95,533
Amortization of Other Intangible Assets	65,606	65,345
EBITDA	$723,870	$454,586
Additions / (Deductions):
Share Based Compensation (3)	180,745	156,496
Adjusted EBITDA	$904,615	$611,082

(1) Represents amounts included in operating expenses and income tax expense.

(2) Represents amounts included in cost of sales and operating expenses.

(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended June 30:

	2015	2014	%Change
Foam	$15,755,610	$16,153,428	(2.5)%
Coatings	3,786,982	2,531,440	49.6%
Total Sales	$19,542,592	$18,684,868	4.6%

For the three months ended June 30, 2015, our total sales increased by $857,724, or an increase of 4.6% from the same period in 2014. Foam sales decreased $397,818 primarily due to slightly lower market demand. Coatings increased $1,255,542 primarily due to the company focusing on coatings sales and the addition of sales representatives with significant coatings experience.

Gross Profit

The following is a summary of gross profit for the three months ended June 30:

	2015	2014	%Change
Cost of Sales	$15,104,059	$14,815,786	1.9%
Gross Profit	$4,438,533	$3,869,082	14.7%
Gross Margin Percentage:
Foam	20.8%	19.5%	6.7%
Coatings	30.5%	28.4%	7.4%
Total	22.7%	20.7%	9.7%

For the three months ended June 30, 2015, our gross profit increased by $569,451, or an increase of 14.7% from the same period in 2014. The increase in gross profit was mainly due to higher margins in both the foam and coatings segments generated by lower raw material costs, resulting in an increase of $272,112. Additionally, lower freight costs resulted in an increase in gross profit of $118,757, with the remainder of the increase coming from the increase in sales.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) increased $282,286 or 9%, to $3,411,974 for the three months ended June 30, 2015, compared to $3,129,688 for the same period in 2014. The increase in SG&A was primarily due to increases of $334,627 in corporate office expenses and $84,543 in sales commissions, offset by decreases of $92,814 in bad debt expense and $42,365 in advertising. The remaining increase was a combination of minimal fluctuations.

Professional fees decreased $116,628 or 35%, to $219,369 for the three months ended June 30, 2015, compared to $335,997 for the same period in 2014. The decrease was primarily due to nonstandard professional fees incurred in 2014 for legal defense related to litigation.

Depreciation expense decreased $6,036 or 15%, to $34,914 for the three months ended June 30, 2015, compared to $40,950 for the same period in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense remained relatively flat for the three months ended June 30, 2015, increasing $261 to $65,606, compared to 65,345 for the same period in 2014.

Consulting fees increased $99,280 or 101%, to $197,110 for the three months ended June 30, 2015, compared to $97,830 for the same period in 2014, primarily due to an increase in the need for business consulting services for recruiting employees for our Research and Development department and sales consulting for our rig manufacturing department.

Other (Income) Expense

Interest expense increased $42,326 or 15%, to $334,162 for the three months ended June 30, 2015, compared to $291,836 for the same period in 2014, primarily due to a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”).

Interest expense – related party decreased $4,893 or 2%, to $196,537 for the three months ended June 30, 2015, compared to $201,430 for the same period in 2014, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder.

Interest expense – amortization of discount remained relatively flat for the three months ended June 30, 2015, decreasing $152 to $45,245, compared to $45,397 for the same period in 2014. The amortization relates to the purchase discount associated with the New Enhanced Note.

Other income, net decreased $63,769 or 89%, to $8,230 for the three months ended June 30, 2015, compared to $71,999 for the same period in 2014, due primarily to reimbursements from insurance and certain settlements received during 2014.

Performance for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

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

	Six Months Ended June 30,
	2015	2014
Summary of Overall Results of Operations
Sales	$37,036,818	$34,787,068
Operating Income (Loss)	(225,723)	(304,051)
Other (Income) Expense	1,140,478	1,009,855
Net Loss	(1,548,501)	(1,313,906)
EBITDA	$162,909	$135,468
Adjusted EBITDA	$991,088	$517,249

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,548,501)	$(1,313,906)
Additions / (Deductions):
Interest Expense	660,263	572,547
Interest Expense – Related Party	383,263	400,421
Interest Expense – Amortization of Discount	90,092	90,505
Tax Expense (Benefit) (1)	266,734	48,202
Depreciation (2)	179,562	203,924
Amortization of Other Intangible Assets	131,496	133,775
EBITDA	$162,909	$135,468
Additions / (Deductions):
Share Based Compensation (3)	828,179	381,781
Adjusted EBITDA	$991,088	$517,249

(1) Represents amounts included in operating expenses and income tax expense.

(2) Represents amounts included in cost of sales and operating expenses.

(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the six months ended June 30:

	2015	2014	%Change
Foam	$31,160,041	$30,173,766	3.3%
Coatings	5,876,777	4,613,302	27.4%
Total Sales	$37,036,818	$34,787,068	6.5%

For the six months ended June 30, 2015, our total sales increased by $2,249,750, or an increase of 6.5% from the same period in 2014. Foam sales increased $986,275 primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings sales increased $1,263,472, or an increase of 27.4%, primarily due to the company focusing on coatings sales and the addition of sales representatives with significant coatings experience.

Gross Profit

The following is a summary of gross profit for the six months ended June 30:

	2015	2014	% Change
Cost of Sales	$ 29,011,449	$ 27,848,659	4.2%
Gross Profit	$ 8,025,369	$ 6,938,409	15.7%
Gross Margin Percentage:
Foam	20.4%	18.8%	8.5%
Coatings	28.6%	27.4%	4.4%
Total	21.7%	19.9%	9.0%

For the six months June 30, 2015, our gross profit increased by $1,086,960, or an increase of 15.7% from the same period in 2014. The increase in gross profit was mainly due to higher margin in foam from lower raw material costs resulting in an increase of $604,002. Higher sales contributed $448,721 in additional gross profit, while lower freight costs accounted for the remainder of the increase.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) increased $647,456, or 10%, to $7,080,651 for the six months ended June 30, 2015, compared to $6,433,195 for the same period in 2014. The increase in SG&A was primarily due to increases of $430,097 in share-based compensation related to a consultant agreement, and $388,098 in corporate office expenses, and $212,760 in marketing and promotions primarily related to a corporate spokesperson agreement, offset by decreases of $158,514 in payroll and related employee benefits, $129,784 in travel and related services, and $123,873 in bed debt expenses.

Professional fees increased $250,748 or 70.4%, to $606,696 for the six months ended June 30, 2015, compared to $355,948 for the same period in 2014. The increase was primarily due to a one time recovery of legal fees from our insurance companies and various settlements related to litigation during the six months ended June 30, 2014.

Depreciation expense decreased $11,953 or 14.1%, to $72,826 for the six months ended June, 2015, compared to $84,779 for the same period in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $2,279 or 1.7%, to $131,496 for the six months ended June 30, 2015, compared to $133,775 for the same period in 2014, due to a decrease in amortizable assets including customer lists and trade names.

Consulting fees increased $124,660 or 53.1%, to $359,423 for the six months ended June 30, 2015, compared to $234,763 for the same period in 2014, primarily due to an increase in the need for business consulting services for recruiting employees for our Research and Development department and sales consulting for our rig manufacturing department.

Other (Income) Expense

Interest expense increased $87,716 or 15.3%, to $660,263 for the six months ended June 30, 2015, compared to $572,547 for the same period in 2014, primarily due to a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”).

Interest expense – related party decreased $17,158 or 4.3%, to $383,263 for the six months ended June 30,, 2015, compared to $400,421 for the same period in 2014, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder.

Interest expense – amortization of discount decreased $413 or 0.5%, to $90,092 for the six months ended June 30, 2015, compared to $90,505 for the same period in 2014. The amortization relates to the purchase discount associated with the New Enhanced Note.

Other expense, net decreased $60,478 or 113%, to an expense of $6,860 for the three months ended June 30, 2015, compared to other income of $53,618 for the same period in 2014, due primarily to reimbursements from insurance and certain settlements received during 2014.

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

Net cash used in operating activities for the six months ended June 30, 2015 was $749,871, compared to $1,274,043 for the same period in 2014, primarily due to the items discussed below.

During the six months ended June 30, 2015, net non-cash contributions to net income totaled $2,128,983. Contributory non-cash items consisted of $311,058 for depreciation and amortization, $144,651 for provision for losses on accounts receivable, $828,179 for share-based compensation, $635,212 for interest expense, $27,582 for a loss on foreign currency transactions, and $182,300 for deferred income taxes.

During the six months ended June 30, 2014, net non-cash contributions to net income totaled $1,630,450. Contributory non-cash items consisted of $337,699 for depreciation and amortization, $268,524 for provision for losses on accounts receivable, $381,781 for share-based compensation, $628,045 for interest expense, $18,453 for a loss on foreign currency transactions. Non-cash reductions to net income included $4,052 for of net gains on asset disposals.

During the six months ended June 30, 2015, net working capital decreased by $1,330,353 from December 31, 2014. The decrease was caused by an increase in trade receivables of $1,506,975, an increase in cost and estimated earnings in excess of billings on uncompleted projects of $25,452, an increase in inventories of $1,317,200, and an increase in intangible assets of $177,320. The decrease in working capital was partially offset by a decrease in prepaid expenses and other current assets of $521,230, a decrease in deposits and other non-current assets of $7,181, an increase in accounts payable of $667,889, and an increase in accrued expenses and other current assets of $500,294.

During the six months ended June 30, 2014, net working capital decreased by $1,590,587 from December 31, 2013. The decrease was caused by an increase in trade receivables of $1,737,596, an increase in cost and estimated earnings in excess of billings on uncompleted projects of $261,011, an increase in intangible assets of $173,196 and a decrease in accrued expenses and other current liabilities of $159,219. The decrease in working capital was partially offset by a decrease in inventories of $162,778, a decrease in prepaid expenses and other current assets of $349,656, a decrease in deposits and other current assets of $87,112, and an increase in accounts payable of $140,889.

Net cash used in investing activities for the six months ended June 30, 2015 was $21,632, which was fully related to capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2014 was $153,428, comprised of $206,428 of capital expenditures, partially offset by $53,000 of proceeds received from the sale of fixed assets.

Net cash generated by financing activities was $771,503 for the six months ended June 30, 2015, and consisted of proceeds from borrowing, net of repayments, of $521,053 under our Revolver Loan and $250,000 from a note payable to our chairman of the board.

Net cash generated by financing activities was $1,427,471 for the six months ended June 30, 2014, which included proceeds from borrowing, net of repayments, of $1,423,070 under our Revolver Loan and repayments on other long-term debt of $4,599.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, which provides for our $13,000,000 Revolver Loan. There are four material debt covenants to comply with in the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. At June 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,956,508 and $5,435,005, respectively. At June 30, 2015, we were in compliance with our Loan Agreement and debt covenants.

New Enhanced Note: On December 10, 2013, we entered into our New Enhanced Note, which provided us with $7.2 million in cash to refinance a prior note of $4.4 million and the difference for working capital. Repayment of the New Enhanced Note is required on the maturity date of December 10, 2016. There are four material debt covenants to comply with in the New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA which cannot, for the three months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.0 to 1.0, and (iv) maintain minimum liquidity equal of $500,000. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America. At June 30, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,409,802 and $7,157,852, respectively. At March 31, 2015, we were in compliance with our New Enhanced Note debt covenants.

November 14, 2014 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note. At June 30, 2015 and December 31, 2014, there was $11,608 and $4,773 outstanding in accrued and unpaid interest, respectively.

January 21, 2015 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At June 30, 2015, there was $9,077 outstanding in accrued and unpaid interest.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During the fiscal quarter ended June 30, 2015, there were no material changes to the legal proceedings previously disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014, except the following:

(a)	Great American E & S Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

Great American E & S Insurance Company filed a Petition for Declaratory Judgment against Lapolla Industries, Inc. in the Judicial District Court of Harris County, Texas on July 13, 2013. Great American sought a declaratory Judgment that Plaintiff had no duty to defend or indemnify Lapolla under a general liability policy issued to Lapolla with respect to, among other things, contamination claims asserted in the Gibson litigation (Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants). On January 9, 2014, the trial court denied Plaintiff’s Motion for Final Summary Judgment, which sought a final declaration that Plaintiff had no duty to defend Lapolla in the Gibson litigation.  On March 4, 2015, the court granted a final summary judgment in favor of Lapolla, finding that Great American had a duty to defend Lapolla in the federal Gibson litigation, and awarded approximately $40,000 in attorney’s fees to Lapolla and contingent attorney’s fees in the event of an appeal. This matter concluded on April 4, 2015 with Lapolla and Great American entering into a settlement agreement and release.

(b)	Evanston Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant

Evanston Insurance Company filed a complaint for declaratory judgment against Lapolla Industries, Inc. in the United States District Court for the Southern District of Texas, Houston Division, on October 28, 2013. Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Commaroto / Guzzo litigation (Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta). Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements filed a third-party complaint against Lapolla in the Superior Court, Judicial District of Stamford/Norwalk, in Connecticut on January 3, 2013. Lapolla is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The court ruled on the summary judgment motions on February 23, 2015, finding that Evanston had no duty to defend and signed a final judgment on March 18, 2015.  On April 14, 2015, Lapolla filed a Notice of Appeal. Lapolla filed its Appeal with the United States Court of Appeals for the Fifth Circuit on July 13, 2015. The outcome of this litigation cannot be determined at this time.

(c)	Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

Item 1A. Risk Factors.

During the fiscal quarter ended June 30, 2015, there were no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)     During the fiscal quarter ended June 30, 2015, the Company issued an aggregate of 305,352 shares of restricted common stock, pursuant to a one-time grant of 3,681,000 shares of restricted common stock made on December 10, 2013 to Mr. Kurtz, our chairman, in exchange for his personal guaranty of our obligations under the New Enhanced Note, which vest monthly on a pro rata basis over three years. These shares were valued at $0.60 per share, and $183,211 in aggregate, of which 100,665 shares were issued on April 30, 2015 and valued and recorded at $60,399, 104,021 shares were issued on May 31, 2015 and valued and recorded at $62,413, and 100,665 were issued on June 30, 2015 and valued and recorded at $60,399. The issuances of these shares to the chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

(b)     During the fiscal quarter ended June 30, 2015, the Company issued an aggregate of 22,662 shares of common stock to Mr. Nadel, our vice chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with us dated February 22, 2011, of which 7,472 shares were issued on April 30, 2015 and valued and recorded at $0.47 per share, or $3,512 in aggregate, 7,720 shares were issued on May 31, 2015 and valued and recorded at $0.42 per share, or $3,242 in aggregate, and 7,470 shares were issued on June 30, 2015 and valued and recorded at $0.30 per share, or $2,241 in aggregate. The issuances of these shares to the vice chairman were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The vice chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 11, 2015	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 11, 2015	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
10.1	Thirteenth Amendment dated May 29, 2015 to Loan and Security Agreement dated August 31, 2010, as amended, between Lapolla Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to Form 8-K dated May 29, 2015, filed June 10, 2015).
10.2	Second Amendment dated May 29, 2015 to that certain Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.22 to Form 8-K dated May 29, 2015, filed June 10, 2015).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith