Form 10-K/A
period 2014-12-31
LAPOLLA INDUSTRIES INC
filed 2015-09-18
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock outstanding as of March 16, 2015 — 120,999,016 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the year ended December 31, 2014, which was originally filed on March 31, 2015 (the “Original Form 10-K Filing”), to amend: (i) Item 7 in Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill” to disclose that the date of our most recent goodwill impairment test was December 31, 2014 and that we did not have any reporting units that had a fair value that was not substantially in excess of carrying value as of such date; (ii) Item 15 in Part IV, “Exhibits and Financial Statement Schedules— Financial Statements and Supplementary Data—Note 1. Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions—Impairment of Long-Lived Assets—Goodwill” to disclose that the date of our most recent goodwill impairment test was December 31, 2014 and that we did not have any reporting units that had a fair value that was not substantially in excess of carrying value as of such date; and (iii) Item 15 in Part IV, “Exhibits and Financial Statement Schedules— Financial Statements and Supplementary Data—Note 11. Financing Instruments”, to disclose the amount of credit availability on our revolver loan (subject to borrowing base limitations) as of December 31, 2014 and 2013 as $2,754,601 and $1,761,427, respectively.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we have set forth the complete text of Items 7 and 15, which shall respectively amend and restate Items 7 and 15 in the Original Form 10-K Filing in their entirety. Except as described above, no other changes have been made to the Original Form 10-K Filing. This Form 10-K/A speaks as of the filing date of the Original Form 10-K Filing and has not been updated to reflect events occurring subsequent to the date of the Original Form 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K Filing and our other filings with the SEC subsequent to the filing of the Original Form 10-K Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2014 and 2013. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to our audited financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed as of the last day of a calendar year or December 31, and the most recent evaluation of goodwill impairment was performed on December 31, 2014. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. Management uses the income approach to estimate the fair market value of reporting units based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2014 and 2013 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units substantially exceeded its respective carrying value.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2. Financial Statement Schedules:

The following additional information should be read with the financial statements under Item 15(a)1 of Part IV of this report:

Schedule for the Years Ended December 31, 2014 and 2013:

Schedule Number
Valuation and Qualifying Accounts	8

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

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, CEO
Douglas J. Kramer
CEO and President

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jomarc C. Marukot, CFO
Jomarc C. Marukot
CFO, Treasurer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Richard J. Kurtz, Director
Richard J. Kurtz
Chairman of the Board

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jay C. Nadel, Director
Jay C. Nadel
Vice Chairman of the Board

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Arthur J. Gregg, Director
Arthur J. Gregg
Director

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Augustus J. Larson, Director
Augustus J. Larson
Director

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Douglas J. Kramer, Director and CEO
Douglas J. Kramer
Director, CEO, and President

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams, Director
Michael T. Adams
Director, CGO, EVP, and Secretary

Date:	September 18, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Jomarc C. Marukot, CFO and PAO
Jomarc C. Marukot
CFO, Treasurer, and Principal Accounting Officer

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

Notes:
(1) Write-offs of uncollectible accounts are included in Deductions column.
(2) Allowances for trade receivables and reserves for note receivables are included in Additions, Charged to Costs and Expenses column.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
4.1	Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated September 30, 2001 filed with the State of Delaware November 2, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K dated September 30, 2001, filed October 25, 2001).
4.2	Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock dated December 31, 2001 (incorporated by reference to Exhibit 3.1.1 to Form 8-K dated December 31, 2001, filed January 31, 2002).
4.3	Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated January 8, 2002 filed with the State of Delaware on February 28, 2002 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 8, 2002, filed January 31, 2002).
4.4	Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock dated September 27, 2006 filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
4.5	Certificate of Designation of Preferences of Series D Preferred Stock dated September 28, 2006 as filed with the State of Delaware on November 1, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-Q dated September 30, 2006, filed November 1, 2006).
10.1	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.2+	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.3+	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.4+	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.5+	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.6+	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.7+	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.8+	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.9+	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.10	Revolving Credit and Term Loan Agreement between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.11	Revolving Credit Note between Lapolla and ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.12	Warrant No. CV-1 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.13	Warrant No. CV-2 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.14	Warrant No. CV-3 To Purchase Shares of Common Stock to ComVest dated February 21, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K dated and filed February 23, 2007, filed February 2, 2007).
10.15	Warrant No. CV-4 To Purchase Shares of Common Stock to ComVest dated June 12, 2007 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 12, 2007, filed June 14, 2007).
10.16	Warrant No. CV-5 To Purchase Shares of Common Stock to ComVest dated June 30, 2008 (incorporated by reference to Exhibit 10.9 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.17	Warrants Amendment Letter for Warrants CV-1 through CV-3 To Purchase Shares of Common Stock between ComVest and the Company dated June 30, 2008 (incorporated by reference to Exhibit 10.10 to Form 8-K dated June 30, 2008, filed July 7, 2008).
10.18+	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.19+	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.20+	First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.21+	Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 5, 2010, filed May 11, 2010).
10.22+	First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).
10.23	Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.24	Guarantee Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.25	First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).
10.26+	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.27	Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.28+	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.29+	Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.30+	First Amendment, effective January 1, 2011, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.4 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.31	Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
10.32+	Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.33+	Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).
10.34	Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)
10.35	Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.36	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.37	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.38	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.39	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.40	Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.41+	Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.42+	Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.8 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.43+	Second Amendment, effective July 1, 2012, to Employment Agreement, effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.9 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.44+	First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.10 to Form 10-Q dated June 30, 2012, filed August 20, 2012).
10.45	Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.46	First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2012, filed November 19, 2012).
10.47+	Third Amendment, effective December 31, 2012, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.62 to Form 10-K dated December 31, 2012, filed March 29, 2013).
10.48	Ninth Amendment dated May 3, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated March 31, 2013, filed May 13, 2013).
10.49	Financial Commitment from Richard J. Kurtz dated July 26, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 2013, filed August 12, 2013).
10.50	Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.51	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated December 10, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.52	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.53	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.54	Guaranty Agreement b/w Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.5 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.55	Tenth Amendment dated December 10, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.56+	Fourth Amendment, effective December 31, 2013, to Employment Agreement effective May 10, 2010, between Charles A. Zajaczkowski and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2014, filed January 13, 2014).
10.57+	Executive Employment Agreement, effective January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.58+	Option Agreement dated January 22, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.59+	Option Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.72 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.60+	Stock Bonus Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.73 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.61	First Amendment dated April 8, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.74 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.62*+	Option Agreement dated April 28, 2014, between Jay C. Nadel and the Company.
10.63*+	Option Agreement dated April 28, 2014, between Arthur J. Gregg and the Company.
10.64*+	Option Agreement dated April 28, 2014, between Augustus J. Larson and the Company.
10.65*+	Option Agreement dated April 28, 2014, between Douglas J. Kramer and the Company.

10.66*+	Option Agreement dated April 28, 2014, between Michael T. Adams and the Company.
10.67*+	Option Agreement dated April 28, 2014, between Harvey L. Schnitzer and the Company.
10.68*+	Option Agreement dated May 14, 2014, between Richard J. Kurtz and the Company.
10.69*+	Option Agreement dated October 14, 2014, between Douglas J. Kramer and the Company.
10.70*+	Option Agreement dated November 26, 2014, between Michael T. Adams and the Company.
10.71*+	Option Agreement dated December 22, 2014, between Jay C. Nadel and the Company.
10.72*+	Option Agreement dated December 22, 2014, between Arthur J. Gregg and the Company.
10.73*+	Option Agreement dated December 22, 2014, between Augustus J. Larson and the Company.
10.74	Eleventh Amendment dated November 14, 2014 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.75	Financial Commitment from Richard J. Kurtz dated November 14, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.76	Second Amendment dated November 14, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.77+	Executive Employment Agreement effective December 31, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 16, 2015, filed January 23, 2015).
10.78+	Executive Employment Agreement effective December 31, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2015, filed February 27, 2015).
10.79+	Executive Employment Agreement dated and effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.80+	Option Agreement dated January 16, 2015, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.81+	Option Agreement dated January 16, 2015, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.82	Promissory Note between Lapolla and Richard J. Kurtz dated January 21, 2015 (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.83	Twelfth Amendment dated January 23, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.84+	Executive Employment Agreement effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.85*+	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company.
23.1*	Consent of Hein & Associates LLP incorporated by reference in Registration Statement (Form S-3 No. 333-143922) of March 30, 2015 report.
31.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.*
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

* Previously filed with Lapolla Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (filed on March 31, 2015)

**Filed herewith

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2014 and 2013. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed as of the last day of a calendar year or December 31, and the most recent evaluation of goodwill impairment was performed on December 31, 2014. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. Management uses the income approach to estimate the fair market value of reporting units based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2014 and 2013 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units substantially exceeded its respective carrying value.

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

LAPOLLA INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 8. Goodwill and Other Intangible Assets.

The following is a summary of Goodwill as of December 31:

Goodwill

	2014	2013
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets as of December 31:

Other Intangible Assets

	2014			2013
	Gross	Accumulated	Net	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Product Formulations	$138,471	$(90,775)	$47,696	$138,471	$(81,544)	$56,927	15 Years
Trade Names	750,186	(319,224)	430,962	740,325	(269,212)	471,113	15 Years
Approvals and Certifications	1,835,013	(1,130,219)	704,794	1,547,754	(910,637)	637,117	5 Years
	$2,723,670	$(1,540,218)	$1,183,452	$2,426,550	$(1,261,393)	$1,165,157

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

Option Awards

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of Options	Exercise Price
Outstanding-Beginning of Year	5,040,000	$0.60	5,540,000	$0.61
Granted	5,317,500	0.45	—	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(3,080,000)	0.61	(500,000)	0.74
Outstanding - End of Year	7,277,500	0.47	5,040,000	0.60
Exercisable - End of Year	4,415,000	$0.47	4,740,000	$0.61

The weighted-average grant-date fair value of option awards granted during 2014 and 2013 was $196,662 and $-0-, respectively.

The following table summarizes options outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted					Weighted
		Average	Weighted		Weighted		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/14	Life (Years)	Price	at 12/31/14	Price	at 12/31/13	Life (Years)	Price	at 12/31/13	Price
$.35 - $.59	4,417,500	5.20	$0.41	1,955,000	$0.41	650,000	1.69	$0.36	350,000	$0.36
$.60 - $.64	2,260,000	0.46	$0.53	1,960,000	$0.56	2,310,000	2.40	$0.60	2,310,000	$0.60
$.65 - $.80	600,000	4.08	$0.71	—	$—	2,080,000	1.30	$0.67	2,080,000	$0.67

Stock Awards

	2014		2013
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—	—	$—
Granted	100,000	65,000	—	—
Vested	(50,000)	(32,500)	—	—
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	50,000	$32,500	—	$—

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