Form 10-Q/A
period 2015-03-31
LAPOLLA INDUSTRIES INC
filed 2015-09-18
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, which was originally filed on May 12, 2015 (the “Original Form 10-Q Filing”) to amend (i) Item 1 in Part I, “Financial Statements—Note 12. Financing Instruments—(a) Loan and Security Agreement” and (ii) Item 2 in Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities and Other Debt—Loan Agreement”, each to disclose the amount of credit availability on our revolver loan (subject to borrowing base limitations) as of March 31, 2015 and 2014 as $1,957,758 and $2,217,907, respectively.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we have set forth the complete text of Items 1 and 2, which shall respectively amend and restate Items 1 and 2 in the Original Form 10-Q Filing in their entirety. Except as described above, no other changes have been made to the Original Form 10-Q Filing. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q Filing and has not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q Filing and our other filings with the SEC subsequent to the filing of the Original Form 10-Q Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Note 12. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan, which matures on March 31, 2016 ("Revolver Loan"). The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At March 31, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,549,948 and $5,435,005, and the weighted-average interest rate was 6.0% and 4.4%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2015 and 2014 was $1,957,758 and $2,217,907, respectively. At March 31, 2015, the Company was in compliance with all of its Loan Agreement debt covenants.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, which provides for our $13,000,000 Revolver Loan. There are four material debt covenants to comply with in the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. At March 31, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,549,948 and $5,435,005, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2015 and 2014 was $1,957,758 and $2,217,907, respectively. At March 31, 2015, we were in compliance with our Loan Agreement and debt covenants.

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

LAPOLLA INDUSTRIES, INC.

Date:	September 18, 2015	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	September 18, 2015	By:	/s/ Jomarc C. Marukot, CFO and PAO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
10.1	Executive Employment Agreement dated and effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).
10.2	Option Agreement dated January 16, 2015, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.3	Option Agreement dated January 16, 2015, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.4	Promissory Note between Lapolla and Richard J. Kurtz dated January 21, 2015 (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.5	Twelfth Amendment dated January 23, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.6	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.85 to Form 10-K dated December 31, 2014, filed March 31, 2015).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith