Form 10-Q/A
period 2015-06-30
LAPOLLA INDUSTRIES INC
filed 2015-09-18
CIK 875296

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

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, which was originally filed on August 11, 2015 (the “Original Form 10-Q Filing”) to amend (i) Item 1 in Part I, “Financial Statements—Note 13. Financing Instruments—(a) Loan and Security Agreement” and (ii) Item 2 in Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities and Other Debt—Loan Agreement”, each to disclose the amount of credit availability on our revolver loan (subject to borrowing base limitations) as of June 30, 2015 and 2014 as $2,349,619 and $1,544,941, respectively.

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

New Accounting Standards Not Yet Adopted - continued

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

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan (“Revolver Loan”), which matures in accordance with the following events: the earliest to occur of (a) March 31, 2019, (b) 90 days prior to the maturity date of the New Subordinated Term Debt, and (c) 90 days prior to the maturity date of the indebtedness evidenced and governed by any ‘Junior Note,’ as such term is defined in that certain Subordination Agreement, dated as of April 16, 2012, by and among Borrower, Richard J. Kurtz, and Lender, Bank of America, N.A. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At June 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,956,508 and $5,435,005, and the weighted-average interest rate was 5.2% and 4.4%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at June 30, 2015 and 2014 was $2,349,619 and $1,544,941, respectively. At June 30, 2015, the Company was in compliance with all of its Loan Agreement debt covenants.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, which provides for our $13,000,000 Revolver Loan. There are four material debt covenants to comply with in the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. At June 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,956,508 and $5,435,005, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at June 30, 2015 and 2014 was $2,349,619 and $1,544,941, respectively. At June 30, 2015, we were in compliance with our Loan Agreement and debt covenants.

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