Form 10-K/A
period 2014-12-31
LAPOLLA INDUSTRIES INC
filed 2015-11-12
CIK 875296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock outstanding as of March 16, 2015 — 120,999,016 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (“Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original 10-K Filing Date”). On September 18, 2015, we filed Amendment No. 1 to the Original Form 10-K (the “Prior Amendment”). We are filing this Amendment solely for the purpose of amending Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm), to correct the registration statement information described therein.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as specifically described above, this Amendment does not amend any other information set forth in the Original Form 10-K orthe the Prior Amendment. This Amendment speaks only as of the Original Filing Date, does not modify or update in any way disclosures made in the Original Form 10-K(including, without limitation, the financial statements and accompanying notes), and does not reflect events that may have occurred subsequent to the Original Filing Date.  This Amendment should be read in conjunction with the Original Form 10-K, the Prior Amendment and our other filings made with the SEC subsequent to the Original Filing Date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits:

INDEX OF EXHIBITS

Exhibit No.	Description

23.1*	Consent of Hein & Associates LLP.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2015	LAPOLLA INDUSTRIES, INC.

		By:	/s/ Michael T. Adams
Michael T. Adams
Executive Vice President