Form 10-Q
period 2015-09-30
LAPOLLA INDUSTRIES INC
filed 2015-11-12
CIK 875296

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of November 6, 2015, was 121,882,122.

LAPOLLA INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED)

September 30, 2015 and December 31, 2014	2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended September 30, 2015 and 2014	3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2015 and 2014	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,523,059	8,880,364
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	40,377	18,411
Inventories	5,986,394	5,268,025
Prepaid Expenses and Other Current Assets	487,036	1,149,279
Total Current Assets	17,036,866	15,316,079

Property, Plant and Equipment	1,156,903	1,364,613

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,216,937	1,183,452
Deposits and Other Non-Current Assets, Net	286,998	399,083
Total Other Assets	5,738,763	5,817,363

Total Assets	$23,932,532	$22,498,055

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,614,928	$6,985,373
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	124,582	—
Accrued Expenses and Other Current Liabilities	2,180,004	1,758,660
Total Current Liabilities	8,919,514	8,744,033

Other Liabilities:
Non-Current Portion of Revolver Loan	5,526,097	5,435,005
Non-Current Portion of Note Payable – New Enhanced Note	7,539,026	7,157,852
Non-Current Portion of Note Payable – Related Party	500,000	250,000
Accrued Interest – Note Payable – Related Party	32,772	3,173
Deferred Tax Liability	273,450	—
Total Other Liabilities	13,871,345	12,846,030

Total Liabilities	22,790,859	21,590,063

Stockholders' Equity:
Common Stock, $.01 Par Value; 140,000,000 Shares Authorized; 121,770,383 and 119,839,566 Issued and Outstanding for September 30, 2015 and December 31, 2014, respectively.	1,217,704	1,198,396
Additional Paid-In Capital	91,536,495	89,989,110
Accumulated Deficit	(91,489,615)	(90,156,603)
Accumulated Other Comprehensive Loss	(122,911)	(122,911)
Total Stockholders' Equity	1,141,673	907,992

Total Liabilities and Stockholders' Equity	$23,932,532	$22,498,055

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$20,181,747	$17,874,308	$57,218,565	$52,661,376

Cost of Sales	15,340,095	14,588,682	44,351,544	42,437,341

Gross Profit	4,841,652	3,285,626	12,867,021	10,224,035

Operating Expenses:
Selling, General and Administrative	3,391,061	3,341,230	10,471,712	9,774,425
Professional Fees	335,126	129,295	941,822	485,243
Depreciation	35,244	42,216	108,070	126,995
Amortization of Other Intangible Assets	59,904	78,653	191,400	212,428
Consulting Fees	139,764	130,309	499,187	365,072
Total Operating Expenses	3,961,099	3,721,703	12,212,191	10,964,163

Operating Income (Loss)	880,553	(436,077)	654,830	(740,128)

Other (Income) Expense:
Interest Expense	334,721	306,505	994,984	879,052
Interest Expense – Related Party	195,970	203,877	579,233	604,298
Interest Expense – Amortization of Discount	45,623	46,007	135,715	136,512
Other, Net	(2,400)	21,893	4,460	(31,725)
Total Other (Income) Expense	573,914	578,282	1,714,392	1,588,137

Income (Loss) Before Income Taxes	306,639	(1,014,359)	(1,059,562)	(2,328,265)
Income Tax Expense	91,150	—	273,450	—

Net Income (Loss)	$215,489	$(1,014,359)	$(1,333,012)	$(2,328,265)

Net (Loss) Per Share – Basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	121,556,074	115,204,510	121,076,103	114,821,758
	$0.00	$(0.01)	$(0.01)	$(0.02)
Net (Loss) Per Share – Diluted	121,558,306	115,204,510	121,076,103	114,821,758
Weighted Average Shares Outstanding

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$(1,333,012)	$(2,328,265)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	267,748	300,619
Amortization of Other Intangible Assets	191,400	212,428
Provision for Losses on Accounts Receivable	245,451	603,796
Share Based Compensation Expense	1,017,062	583,844
Interest Expense – Related Party	579,233	604,298
Interest Expense – Enhanced Notes PIK	245,459	207,809
Interest Expense – Amortization of Discount	135,715	136,512
Loss on Foreign Currency Exchange	50,841	46,391
Gain on Disposal of Assets	(3,709)	(4,052)
Deferred Income Tax Provision	273,450	—
Changes in Assets and Liabilities:
Trade Receivables	(1,943,336)	(1,821,303)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(21,966)	(226,033)
Inventories	(718,369)	1,304,923
Prepaid Expenses and Other Current Assets	662,243	621,612
Other Intangible Assets	(224,885)	(225,108)
Deposits and Other Non-Current Assets	112,085	236,826
Accounts Payable	(366,099)	(699,221)
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	124,582	—
Accrued Expenses and Other Current Liabilities	421,344	(299,916)
Net Cash Used in Operating Activities	$(284,763)	$(744,840)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(56,329)	(206,427)
Proceeds from Disposal of Property, Plant and Equipment	—	53,000
Net Cash Used in Investing Activities	$(56,329)	$(153,427)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	58,771,663	54,567,575
Principal Repayments to Revolver Loan	(58,680,571)	(53,664,709)
Proceeds from Note Payable – Related Party	250,000	—
Principal Repayments on Long Term Debt	—	(4,599)
Net Cash Provided by Financing Activities	341,092	898,267

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	899,747	790,575

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guarantee by Related Party classified as Interest Expense	$916,056	$916,056

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $25.2 million and $23.5 million at September 30, 2015 and December 31, 2014, respectively. The Company recorded a valuation allowance against the deferred tax asset of $24.8 million and $23.5 million at September 30, 2015 and December 31, 2014, respectively, reducing its net carrying value to approximately $350,000. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2015 and December 31, 2014. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

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

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 3. Liquidity.

The Company had an accumulated deficit of $91,489,615 on September 30, 2015, had a net loss of $1,333,012 during the nine months ended September 30, 2015, and used $284,763 of cash in operating activities during the nine months ended September 30, 2015. As a result, there are concerns about the liquidity of the Company at September 30, 2015. The Company has a working capital surplus of $8,117,352. Management believes any cash generated from operations and the cash available under the Revolver Loan (defined in Note 12(a)), subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, for the next 12 months.

Note 4. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and nine month period ended September 30, 2015 and 2014, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 34% and 37%, and 41% and 45%, of purchases, respectively.

Note 5. Trade Receivables.

Trade receivables are comprised of the following at:

	September 30, 2015	December 31, 2014
Trade Receivables	$11,057,166	$9,497,247
Less: Allowance for Doubtful Accounts	(534,107)	(616,883)
Trade Receivables, Net	$10,523,059	$8,880,364

Note 6. Costs and Estimated Earnings on Uncompleted Contracts.

The following is a summary of contracts in progress at:

	September 30, 2015	December 31, 2014
Costs Incurred on Uncompleted Contracts	$770,835	$964,121
Estimated Earnings on Uncompleted Contracts	208,595	246,471
	979,430	1,210,592
Billings to Date	(1,063,635)	(1,192,181)
	$(84,205)	$18,411

This amount is included in the accompanying condensed balance sheet under the following captions at:

	September 30, 2015	December 31, 2014
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$40,377	$18,411
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(124,582)	—
	$(84,205)	$18,411

Note 7. Inventories.

The following is a summary of inventories at:

	September 30, 2015	December 31, 2014
Raw Materials	$1,277,238	$1,461,040
Finished Goods	4,709,156	3,806,985
Total Inventories	$5,986,394	$5,268,025

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 8. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets at:

	September 30, 2015	December 31, 2014
Prepaid Insurances	$155,620	$568,088
Prepaid Marketing	81,615	172,919
Prepaid Consulting	43,164	60,266
Prepaid Other	206,637	348,006
Total Prepaid Expenses and Other Current Assets	$487,036	$1,149,279

Note 9. Property, Plant and Equipment.

The following is a summary of property, plant and equipment at:

	September 30, 2015	December 31, 2014
Vehicles	$462,400	$475,357
Leasehold Improvements	288,777	288,777
Office Furniture and Equipment	305,185	297,737
Computers and Software	939,055	897,102
Machinery and Equipment	2,505,644	2,503,062
Total Property, Plant and Equipment	$4,501,061	$4,462,035
Less: Accumulated Depreciation	(3,344,158)	(3,097,422)
Total Property, Plant and Equipment, Net	$1,156,903	$1,364,613

Note 10. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill at:

	September 30, 2015	December 31, 2014
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
Total Goodwill	$4,234,828	$4,234,828

Other Intangible Assets

	September 30, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Product Formulation	$138,471	$(97,699)	$40,772	$138,471	$(90,775)	$47,696
Trade Names	750,186	(356,734)	393,452	750,186	(319,224)	430,962
Approvals and Certifications	2,076,996	(1,294,283)	782,713	1,835,013	(1,130,219)	704,794
	$2,965,653	$(1,748,716)	$1,216,937	$2,723,670	$(1,540,218)	$1,183,452

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 11. Deposits and Other Non-Current Assets.

The following is a summary of deposits and other non-current assets at:

	September 30, 2015	December 31, 2014
Deferred Financing Fees	$151,997	$195,201
Prepaid Expenses	19,138	7,104
Other Receivables	52,278	43,193
Deposits	63,585	153,585
Total Deposits and Other Non-Current Assets	$286,998	$399,083

Note 12. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2015	December 31, 2014
Accrued Payroll	$56,939	$206,364
Accrued Commissions	160,474	113,193
Accrued Inventory Purchases	634,624	108,016
Accrued Taxes and Other	1,293,272	818,544
Accrued Insurance	18,924	482,007
Deferred Finance Charge Income	15,771	30,536
Total Accrued Expenses and Other Current Liabilities	$2,180,004	$1,758,660

Note 13. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to a $13,000,000 revolver loan (“Revolver Loan”), which matures in accordance with the following events: the earliest to occur of (a) March 31, 2019, (b) 90 days prior to the maturity date of the New Enhanced Note (as defined in Note 13 – Financing Instruments, Item (b) Note Purchase Agreement, subsection (i) below), and (c) 90 days prior to the maturity date of the indebtedness evidenced and governed by any ‘Junior Note,’ as such term is defined in that certain Subordination Agreement, dated as of April 16, 2012, by and among Borrower, Richard J. Kurtz, and Lender, Bank of America, N.A. Based on the current maturity of the New Enhanced Note, the actual maturity date of the Loan Agreement is September 11, 2016. See also Note 18 – Subsequent Events, Item (b), for additional information. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50%. The Company has four material debt covenants to comply with relating to its Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At September 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,526,097 and $5,435,005, and the weighted-average interest rate was 4.8% and 4.4%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at September 30, 2015 and 2014 was $2,237,428 and $1,077,892, respectively. At September 30, 2015, the Company was in compliance with all of its Loan Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED-CONTINUED)

Note 13. Financing Instruments - continued.

(b) Note Purchase Agreement.

(i) New Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2016 (“New Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. Repayment of the $7.2 million is required on the maturity date of December 10, 2016. See also Note 18 – Subsequent Events, Item (b), for additional information. Interest is payable monthly and broken down into current pay interest at the rate of 7.25% per annum, and PIK interest at the rate of 4.25% (which is added to the principal balance of the outstanding notes) to create the aggregate interest rate of 15%. The Company has the right to prepay the New Enhanced Note, subject to a prepayment premium equal to 3% for the first year or 2% for the second year. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum [Adjusted] EBITDA, which cannot for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. A purchase discount of $542,886 is being amortized to interest expense using the effective interest method over the three year term of the New Enhanced Note (See also (ii) below). At September 30, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,539,026 and $7,157,852 and the effective interest rate was 23.6% and 23.6%, respectively. At September 30, 2015, the Company was in compliance with all of its New Enhanced Note debt covenants.

(ii) New Guaranty Agreement. In connection with the New Enhanced Note described in (i) above, the Chairman and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent for the New Enhanced Note, to secure the Company’s performance under the New Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the New Enhanced Note, granted Guarantor 3,681,000 shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the three year term of the New Enhanced Note (“New Guaranty Shares”). The New Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The New Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate of the New Enhanced Note. At September 30, 2015 and December 31, 2014, there were 2,214,640 and 1,298,584 New Guaranty Shares vested, valued and recorded at $1,328,784 and $779,151, respectively.

(c) Notes Payable – Related Party.

(i) November 14, 2014 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At September 30, 2015 and December 31, 2014, there was $18,362 and $4,773 outstanding in accrued and unpaid interest, respectively.

(ii) January 21, 2015 Promissory Note. The Company entered into a $250,000 promissory note with the Chairman of the Board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At September 30, 2015, there was $14,410 outstanding in accrued and unpaid interest.  Refer to Note 13 – Related Party Transactions, Item (e), for more information.

(d) Future Minimum Principal Payments on Long-Term Debt

At September 30, 2015, future minimum principal payments of long-term debt are as follows:

	Payments Due By Period
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Revolver Loan	$—	$5,526,097	$—	$—	$5,526,097
New Enhanced Note	—	7,539,026	—	—	7,539,026
Notes Payable – Related Party	—	500,000	—	—	500,000
Total	$—	$13,565,123	$—	$—	$13,565,123

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

(g) During the three and nine months ended September 30, 2015, the Company issued an aggregate of 22,905 and 1,014,762 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $7,330 and $413,833, respectively.

(h) During the three and nine months ended September 30, 2015, the Company vested an aggregate of 308,707 and 916,056 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $185,224 and $549,633, respectively, and classified as interest expense – related party.

See also Note 18 - Subsequent Events for more information.

Note 15. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic income (loss) per share is based upon the net income (loss) applicable to common shares and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options only in periods in which such effect would have been dilutive. The computation of the Company’s basic and diluted earnings per share at:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss available to common shareholders (A)	$215,489	$(1,014,359)	$(1,333,012)	$(2,328,265)
Weighted average common shares outstanding (B)	121,556,074	115,204,510	121,076,103	114,821,758
Dilutive effect of equity incentive plans	—	350,000	—	350,000
Weighted average common shares outstanding, assuming dilution (C)	121,558,306	115,487,651	121,076,103	114,821,758
Basic earnings per common share (A)/(B)	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted earnings per common share (A)/(C)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

For the three and nine months ended September 30, 2015, a total of 4,459,167 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

For the three and nine months ended September 30, 2014, a total of 2,110,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money. Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 16. Securities Transactions.

(a) During the three and nine months ended September 30, 2015, the Company issued an aggregate of 22,905 and 1,014,762 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $7,330 and $413,833, respectively.

(b) During the three and nine months ended September 30, 2015, the Company vested an aggregate of 308,707 and 916,056 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $185,224 and $549,633, respectively, and classified as interest expense – related party.

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

	Three Months Ended September 30,
	2015			2014
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$16,288,731	$3,893,016	$20,181,747	$15,381,003	$2,493,305	$17,874,308
Depreciation	25,601	6,119	31,720	32,695	5,300	37,995
Amortization of Other Intangible Assets	43,514	10,400	53,914	60,913	9,874	70,787
Interest Expense	232,572	55,585	288,157	239,389	38,806	278,195
Segment Profit	$1,175,750	$631,039	$1,806,789	$90,515	$204,844	$295,359
Segment Assets (1)	18,748,172	4,964,378	23,712,550	17,350,894	3,575,856	20,926,750
Expenditures for Segment Assets	$28,004	$6,693	$34,697	$—	$—	$—

Business Segments - continued

	Nine Months Ended September 30,
	2015			2014
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$47,448,483	$9,770,082	$57,218,565	$45,554,927	$7,106,449	$52,661,376
Depreciation	80,655	16,608	97,263	98,872	15,424	114,296
Amortization of Other Intangible Assets	142,847	29,413	172,260	165,385	25,800	191,185
Interest Expense	708,981	145,986	854,967	700,634	109,297	809,931
Segment Profit	$2,520,144	$1,363,013	$3,883,157	$911,939	$728,586	$1,640,525
Segment Assets (1)	19,152,606	4,559,944	23,712,550	17,420,376	3,506,374	20,926,750
Expenditures for Segment Assets	$46,711	$9,618	$56,329	$178,570	$27,857	$206,427

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2015	2014	2015	2014
Total Profit or Loss for Reportable Segments	$1,806,789	$295,359	$3,883,157	$1,640,525
Unallocated Amounts:
Corporate Expenses	(1,500,150)	(1,309,718)	(4,942,719)	(3,968,790)
Income (Loss) Before Income Taxes	$306,639	$(1,014,359)	$(1,059,562)	$(2,328,265)

Assets	At September 30, 2015	At December 31, 2014
Total Assets for Reportable Segments (1)	$23,712,550	$22,142,505
Other Unallocated Amounts (2)	179,605	355,550
Consolidated Total	$23,892,155	$22,498,055

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

	Three Months Ended September 30,
	2015					2014
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$19,133,090	$629,342	$—	$419,315	$20,181,747	$16,587,261	$705,906	$—	$580,710	$17,874,308
Long-Lived Assets	23,712,550	—	—	—	23,712,550	20,926,750	—	—	—	20,926,750

	Nine Months Ended September 30,
	2015					2014
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$53,716,511	$1,709,039	$—	$1,793,015	$57,218,565	$48,843,085	$1,701,042	$660,000	$1,457,249	$52,661,376
Long-Lived Assets	23,712,550	—	—	—	23,712,550	20,926,750	—	—	—	20,926,750

Note 18.   Subsequent Events.

(a) On October 21, 2015, the Company entered into an amendment (“Kramer Amendment”) to the Executive Employment Agreement, effective as of January 1, 2014 with its chief executive officer and president, Douglas J. Kramer (“Kramer Agreement”), in order to change the existing definition of “EBITDA,” as provided in the annual performance bonus provisions of the Kramer Agreement, to the definition of “Adjusted EBITDA” as contained in all other executive officers’ annual bonus provisions adopted by the Company after the effective date of the Kramer Agreement.

(b) On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment Letter”), Richard J. Kurtz, the chairman of the board of directors and principal stockholder of the Company, committed to provide the Company with funding to pay off the aggregate amount of $7.2 million, plus any accrued and unpaid interest (including, but not limited to, PIK interest) (the “Obligations”), outstanding with respect to the subordinated secured promissory notes issued by the Company in favor of Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP (the “Enhanced Notes”) pursuant to that certain Note Purchase Agreement dated December 10, 2013, as amended, between Enhanced Jobs for Texas Fund, LLC, and Enhanced Credit Supported Loan Fund, LP (collectively, the “Enhanced Parties”), and the Company, of which $2 million will be paid on or before April 30, 2016 (the Commitment”). As consideration for the Commitment, on November 12, 2015, the Company granted Mr. Kurtz an option to purchase 500,000 shares of the Company’s common stock, $0.01 par value per share, with (i) an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.294 per share, (ii)  a term of eight (8) years and (iii) 100% of the stock option vesting and becoming immediately exercisable on the date of grant.  The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016.

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

This financial review presents our operating results for the three and six months ended September 30, 2015 and 2014, and our financial condition at September 30, 2015.

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

Performance for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

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

	Three Months Ended September 30,
	2015	2014
Summary of Overall Results of Operations
Sales	$20,181,747	$17,874,308
Operating Income (Loss)	880,553	(436,077)
Other (Income) Expense	573,914	578,282
Net Income (Loss)	215,489	(1,014,359)
EBITDA	$1,090,391	$(222,693)
Adjusted EBITDA	$1,279,273	$(20,630)

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income (Loss):	$215,489	$(1,014,359)
Additions / (Deductions):
Interest Expense	334,721	306,505
Interest Expense – Related Party	195,970	203,877
Interest Expense – Amortization of Discount	45,623	46,007
Tax Expense (Benefit) (1)	150,499	59,929
Depreciation (2)	88,185	96,695
Amortization of Other Intangible Assets	59,904	78,653
EBITDA	$1,090,391	$(222,693)
Additions / (Deductions):
Share Based Compensation (3)	188,882	202,063
Adjusted EBITDA	$1,279,273	$(20,630)

(1) Represents amounts included in operating expenses and income tax expense.

(2) Represents amounts included in cost of sales and operating expenses.

(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended September 30, 2015 and 2014:

	2015	2014	% Change
Foam	$16,288,731	$15,381,003	5.9%
Coatings	3,893,016	2,493,305	56.1%
Total Sales	$20,181,747	$17,874,308	12.9%

For the three months ended September 30, 2015, our total sales increased by $2,307,439, or an increase of 12.9% from the same period in 2014. Foam sales increased $907,728 primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings increased $1,399,711 primarily due to the company focusing on higher margin coatings sales and the addition of sales representatives with significant coatings experience.

Gross Profit

The following is a summary of gross profit for the three months ended September 30, 2015 and 2014:

	2015	2014	% Change
Cost of Sales	$15,340,095	$14,588,682	5.2%
Gross Profit	$4,841,652	$3,285,626	47.4%
Gross Margin Percentage:
Foam	22.3%	17.3%	28.9%
Coatings	31.2%	24.9%	25.3%
Total	24.0%	18.4%	30.4%

For the three months ended September 30, 2015, our gross profit increased by $1,556,026, or an increase of 47.4% from the same period in 2014. The increase in gross profit was mainly due to operational and manufacturing efficiencies, resulting in an increase of $947,500. Additionally, lower freight costs resulted in an increase in gross profit of $218,974, with the remainder of the increase coming from the increase in sales.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) increased $49,831 or 1%, to $3,391,061 for the three months ended September 30, 2015, compared to $3,341,230 for the same period in 2014. The increase in SG&A was primarily due to increases of $186,074 in sales commissions and $143,289 in corporate office expenses, which were offset by a decrease in bad debt expense of $234,473 and a combination of minimal fluctuations.

Professional fees increased $205,831 or 159%, to $335,126 for the three months ended September 30, 2015, compared to $129,295 for the same period in 2014. The increase was primarily due to a nonstandard recovery of legal fees from our insurance companies during the three months ended September 30, 2014.

Depreciation expense decreased $6,972 or 17%, to $35,244 for the three months ended September 30, 2015, compared to $42,216 for the same period in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $18,749 or 24%, to $59,904 for the three months ended September 30, 2015, compared to 78,653 for the same period in 2014. The decrease is mainly due to a reduction in amortizable assets including customer lists and trade names.

Consulting fees remained relatively flat for the three months ended September 30, 2015, increasing $9,455 to $139,764, compared to $130,309 for the same period in 2014.

Other (Income) Expense

Interest expense increased $28,216 or 9%, to $334,721 for the three months ended September 30, 2015, compared to $306,505 for the same period in 2014, primarily due to a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”).

Interest expense – related party decreased $7,907 or 4%, to $195,970 for the three months ended September 30, 2015, compared to $203,877 for the same period in 2014, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder.

Interest expense – amortization of discount remained relatively flat for the three months ended September 30, 2015, decreasing $384 to $45,623, compared to $46,007 for the same period in 2014. The amortization relates to the purchase discount associated with the New Enhanced Note.

Other income, net increased $24,293 or 111%, to $2,400 for the three months ended September 30, 2015, compared to a net expense of $21,893 for the same period in 2014. The increase is primarily due to a more favorable currency conversion factor for our Canadian sales in 2015 than 2014.

Performance for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

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

	Nine Months Ended September 30,
	2015	2014
Summary of Overall Results of Operations
Sales	$57,218,565	$52,661,376
Operating Income (Loss)	654,830	(740,128)
Other (Income) Expense	1,714,392	1,558,137
Net Loss	(1,333,012)	(2,328,265)
EBITDA	$1,253,300	$(87,225)
Adjusted EBITDA	$2,270,362	$496,619

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(1,333,012)	$(2,328,265)
Additions / (Deductions):
Interest Expense	994,984	879,052
Interest Expense – Related Party	579,233	604,298
Interest Expense – Amortization of Discount	135,715	136,512
Tax Expense (Benefit) (1)	417,232	108,131
Depreciation (2)	267,748	300,619
Amortization of Other Intangible Assets	191,400	212,428
EBITDA	$1,253,300	$(87,225)
Additions / (Deductions):
Share Based Compensation (3)	1,017,062	583,844
Adjusted EBITDA	$2,270,362	$496,619

(1) Represents amounts included in operating expenses and income tax expense.

(2) Represents amounts included in cost of sales and operating expenses.

(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the nine months ended September 30, 2015 and 2014:

	2015	2014	% Change
Foam	$47,448,483	$45,554,927	4.2%
Coatings	9,770,082	7,106,449	37.5%
Total Sales	$57,218,565	$52,661,376	8.7%

For the nine months ended September 30, 2015, our total sales increased by $4,557,189, or an increase of 8.7% from the same period in 2014. Foam sales increased $1,893,556 primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings sales increased $2,663,633, or an increase of 37.5%, primarily due to the company focusing on higher margin coatings sales and the addition of sales representatives with significant coatings experience.

Gross Profit

The following is a summary of gross profit for the nine months ended September 30, 2015 and 2014:

	2015	2014	% Change
Cost of Sales	$44,351,544	$42,437,341	4.5%
Gross Profit	$12,867,021	$10,224,035	25.9%
Gross Margin Percentage:
Foam	21.0%	18.3%	14.8%
Coatings	29.7%	26.6%	11.7%
Total	22.5%	19.4%	16.0%

For the nine months ended September 30, 2015, our gross profit increased by $2,642,986, or an increase of 25.9% from the same period in 2014. The increase in gross profit was mainly due to to operational and manufacturing efficiencies resulting in an increase of $1,456,925. Additionally, decreased freight costs resulted in an increase in gross profit of $249,836. Higher sales contributed $884,763 in additional gross profit, with fluctuations in the remaining components of cost of sales being minimal.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) increased $697,287, or 7%, to $10,471,712 for the nine months ended September 30, 2015, compared to $9,774,425 for the same period in 2014. The increase in SG&A was primarily due to increases of $416,916 in share-based compensation related to a consultant agreement, $256,574 in sales commissions, and $531,387 in corporate office expenses. These increases were offset by a decrease in bad debt expense of $358,345 and a combination of minimal other fluctuations.

Professional fees increased $456,579 or 94%, to $941,822 for the nine months ended September 30, 2015, compared to $485,243 for the same period in 2014. The increase was primarily due to a one time recovery of legal fees from our insurance companies and various settlements related to litigation during the nine months ended September 30, 2014.

Depreciation expense decreased $18,925 or 15%, to $108,070 for the nine months ended September 30, 2015, compared to $126,995 for the same period in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $21,028 or 10%, to $191,400 for the nine months ended September 30, 2015, compared to $212,428 for the same period in 2014, due to a decrease in amortizable assets including customer lists and trade names.

Consulting fees increased $134,115 or 37%, to $499,187 for the nine months ended September 30, 2015, compared to $365,072 for the same period in 2014, primarily due to an increase in the need for business consulting services related to recruiting employees for our Research and Development department and sales consulting for our rig manufacturing department.

Other (Income) Expense

Interest expense increased $115,932 or 13%, to $994,984 for the nine months ended September 30, 2015, compared to $879,052 for the same period in 2014, primarily due to a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“New Enhanced Note”).

Interest expense – related party decreased $25,065 or 4%, to $579,233 for the nine months ended September 30, 2015, compared to $604,298 for the same period in 2014, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder.

Interest expense – amortization of discount decreased $797 or 1%, to $135,715 for the nine months ended September 30, 2015, compared to $136,512 for the same period in 2014. The amortization relates to the purchase discount associated with the New Enhanced Note.

Other expense, net increased $36,185 or 114%, to an expense of $4,460 for the nine months ended September 30, 2015, compared to other income of $31,725 for the same period in 2014, due primarily to reimbursements from insurance and certain settlements received during 2014.

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

Net cash used in operating activities for the nine months ended September 30, 2015 was $284,763, compared to $744,840 for the same period in 2014, primarily due to the items discussed below.

During the nine months ended September 30, 2015, net non-cash contributions to net income totaled $3,002,650. Contributory non-cash items consisted of $459,158 for depreciation and amortization, $245,451 for provision for losses on accounts receivable, $1,017,062 for share-based compensation, $960,407 for interest expense, $50,841 for a loss on foreign currency transactions, and $273,450 for deferred income taxes. Non-cash reductions to net income included $3,709 for net gains on asset disposals.

During the nine months ended September 30, 2014, net non-cash contributions to net income totaled $2,691,645. Contributory non-cash items consisted of $513,047 for depreciation and amortization, $603,796 for provision for losses on accounts receivable, $583,844 for share-based compensation, $948,619 for interest expense, $46,391 for a loss on foreign currency transactions. Non-cash reductions to net income included $4,052 for net gains on asset disposals.

During the nine months ended September 30, 2015, net working capital decreased by $1,954,401 from December 31, 2014. Reductions to net working capital came from increases in accounts receivable of $1,943,336, costs and estimated earnings in excess of billings on uncompleted contracts of $21,966, inventory of $718,369, intangible assets of $224,885, and a decrease in accounts payable of $366,099. The reductions were partially offset by decreases in other current assets of 662,243, noncurrent assets of $112,085 and increases in other current liabilities of $421,344, and billings in excess of costs and estimated earnings on uncompleted contracts of $124,582.

During the nine months ended September 30, 2014, net working capital decreased by $1,108,220 from December 31, 2013. Reductions to net working capital came from increases in accounts receivable of $1,821,303, costs and earnings in excess of billing on uncompleted contracts of $226,033, intangible assets of $225,108, and increases in accounts payable of $699,221 and other current liabilities of $299,916. The reductions were partially offset by increases in inventory of $1,304,923, other current assets of $621,612 and other noncurrent assets of $236,826.

Net cash used in investing activities for the nine months ended September 30, 2015 was $56,329, which was fully related to capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2014 was $153,427, comprised of $206,427 of capital expenditures, partially offset by $53,000 of proceeds received from the sale of fixed assets.

Net cash generated by financing activities was $341,092 for the nine months ended September 30, 2015, and consisted of proceeds from borrowing, net of repayments, of $91,092 under our Revolver Loan and $250,000 from a note payable to our chairman of the board.

Net cash generated by financing activities was $898,267 for the nine months ended September 30, 2014, which included proceeds from borrowing, net of repayments, of $902,866 under our Revolver Loan and repayments on other long-term debt of $4,599.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, which provides for our $13,000,000 Revolver Loan. There are four material debt covenants to comply with in the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory); (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0, and (iv) maintain minimum liquidity of $500,000. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. At September 30, 2015 and December 31, 2014, the balance outstanding on the Revolver Loan was $5,526,097 and $5,435,005, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at September 30, 2015 and 2014 was $2,237,428 and $1,077,892, respectively. At September 30, 2015, we were in compliance with our Loan Agreement and debt covenants.

New Enhanced Note: On December 10, 2013, we entered into our New Enhanced Note, which provided us with $7.2 million in cash to refinance a prior note of $4.4 million and the difference for working capital. Repayment of the New Enhanced Note is required on the maturity date of December 10, 2016. There are four material debt covenants to comply with in the New Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA which cannot, for the three months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.0 to 1.0, and (iv) maintain minimum liquidity equal of $500,000. The Company also entered into a security agreement with the New Enhanced Note providing for a second lien on all assets of the Company after Bank of America. At September 30, 2015 and December 31, 2014, the balance outstanding on the New Enhanced Note was $7,539,026 and $7,157,852, respectively. At September 30, 2015, we were in compliance with our New Enhanced Note debt covenants.

November 14, 2014 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note. At September 30, 2015 and December 31, 2014, there was $18,362 and $4,773 outstanding in accrued and unpaid interest, respectively.

January 21, 2015 Promissory Note: We entered into a $250,000 promissory note with our chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the New Enhanced Note described in (a) and (b)(i) above. At September 30, 2015, there was $14,410 outstanding in accrued and unpaid interest.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended September 30, 2015, there were no material changes or developents in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by the disclosures in Part II, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 1A. Risk Factors.

During the fiscal quarter ended September 30, 2015, there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)     During the fiscal quarter ended September 30, 2015, the Company issued an aggregate of 308,707 shares of restricted common stock, pursuant to a one-time grant of 3,681,000 shares of restricted common stock made on December 10, 2013 to Mr. Kurtz, our chairman, in exchange for his personal guaranty of our obligations under the New Enhanced Note, which vests monthly on a pro rata basis over three years (“Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, and $185,224 in aggregate, of which 104,021 shares were issued on July 31, 2015 and valued and recorded at $62,413, 104,021 shares were issued on August 31, 2015 and valued and recorded at $62,413, and 100,665 were issued on September 30, 2015 and valued and recorded at $60,399. The issuances of these shares to the chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

(b)     During the fiscal quarter ended September 30, 2015, the Company issued an aggregate of 22,905 shares of restricted common stock to Mr. Nadel, our vice chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with us dated February 22, 2011, of which 7,718 shares were issued on July 31, 2015 and valued and recorded at $.36 per share, or $2,779 in aggregate, 7,718 shares were issued on August 31, 2015 and valued and recorded at $.28 per share, or $2,161 in aggregate, and 7,469 shares were issued on September 30, 2015 and valued and recorded at $.32 per share, or $2,390 in aggregate. The issuances of these shares to the vice chairman were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The vice chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of each issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On October 21, 2015, the Company entered into an amendment (“Kramer Amendment”) to the Executive Employment Agreement, effective as of January 1, 2014 with its chief executive officer and president, Douglas J. Kramer (“Kramer Agreement”), in order to change the existing definition of “EBITDA,” as provided in the annual performance bonus provisions of the Kramer Agreement, to the definition of “Adjusted EBITDA” as contained in all other executive officers’ annual bonus provisions adopted by the Company after the effective date of the Kramer Agreement.

(b) On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment Letter”), Richard J. Kurtz, the chairman of the board of directors and principal stockholder of the Company, committed to provide the Company with funding to pay off the aggregate amount of $7.2 million, plus any accrued and unpaid interest (including, but not limited to, PIK interest) (the “Obligations”), outstanding with respect to the subordinated secured promissory notes issued by the Company in favor of Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP (the “Enhanced Notes”) pursuant to that certain Note Purchase Agreement dated December 10, 2013, as amended, between Enhanced Jobs for Texas Fund, LLC, and Enhanced Credit Supported Loan Fund, LP (collectively, the “Enhanced Parties”), and the Company, of which $2 million will be paid on or before April 30, 2016 (the Commitment”). As consideration for the Commitment, on November 12, 2015, the Company granted Mr. Kurtz an option to purchase 500,000 shares of the Company’s common stock, $0.01 par value per share, with (i) an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.294 per share, (ii)  a term of eight (8) years and (iii) 100% of the stock option vesting and becoming immediately exercisable on the date of grant.  The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016.

Item 6. Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	November 12, 2015	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	November 12, 2015	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
10.1*	First Amendment to Executive Employment Agreement dated October 21, 2015 by and between Lapolla Industries, Inc. and Douglas J. Kramer.
10.2*	Commitment Letter, dated November 12, 2015, from Richard J. Kurtz.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith