Form 10-K
period 2015-12-31
LAPOLLA INDUSTRIES INC
filed 2016-03-28
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015

Commission File No. 001-31354

Lapolla Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3545304 (I.R.S. Employer Identification No.)

Intercontinental Business Park 15402 Vantage Parkway East, Suite 322 Houston, Texas (Address of principal executive offices)	77032 (Zip Code)
(281) 219-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,732,661 based on the closing sales price as quoted on the OTCQB on such date. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Common Stock outstanding as of March 24, 2016 — 122,366,001 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

•
The fact that many of our larger competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

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

As used in this report, “Lapolla,” the “Company,” “us,” “we” and "our" refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapolla.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Operating Segments

We operate our business on the basis of two reportable segments - Foam and Coatings. The Foam segment involves producing, and in limited instances applying through subcontractors, building envelope insulation foam for interior application, and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments include supplying equipment and related ancillary items used in application of our products.

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

Closed-cell spray foam insulation is one of the most efficient insulating materials commercially available, with aged R-Values above 6.0 per inch. The description “closed-cell” comes from the cell structure of the finished insulation material. One cubic inch of polyurethane foam insulation contains millions of tiny plastic thermal resistant closed cells. The blowing agent is captured within the cells which contributes to highly efficient insulating properties. In addition, closed-cell foam provides an inherent air barrier with low moisture vapor permeability, and excellent resistance to water. The density for closed-cell spray foam is approximately two pounds per cubic foot. The medium density foam provides sheer and racking strength to wall assemblies in building applications. The solid nature and sealing capability of closed-cell spray foam, inhibits moisture-driven elements.

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

Sales and Marketing

We maintain a growing global sales force. Sales are concentrated on contractors and distributors in the insulation and roofing industries. Lapolla utilizes direct sales, independent sales representatives and distributors, and stores its products in select public warehouses that it does not own to increase penetration in select target markets and facilitate availability of products for customers. Lapolla utilizes advertising campaigns, articles in industry periodicals, trade show exposure, public relations, printed case studies, Internet and website exposure, mailers and direct sales, distribution, and marketing to obtain greater product branding and recognition. Lapolla places a high priority on sales trending to create preparedness and processes to better serve customers. Information is gathered from sales, customers, management experience, and historical trending to predict needed supply for stock and warehousing to meet the needs of customers on a timely basis. Public warehousing, distribution and direct sales allow us to supply customers in a timely and efficient manner. The combined volumes of our products are disbursed throughout a broad customer base, which decreases vulnerability from the loss of one key customer.

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

International

We have a global presence. Our international presence represented approximately 4.47% and 4.14% of our total product sales for the year ended December 31, 2015 and 2014, respectively. We use independent distributors to provide access to our products internationally in select target markets.

Competition

Competition is based on a combination of product credentials, approvals, price, technology, availability, performance, and limited warranties. Lapolla is expanding through aggressive sales and marketing, competitive pricing, a selective sales force comprised of direct salespersons, independent representatives, and distributors, and building owner and contractor brand awareness. Lapolla differentiates itself from competitors by offering personalized sales support and providing efficient response time on issues ranging from technical service to delivery of products. Product credentials and approvals differentiate product lines and suppliers that are more readily suited to broad use and industry acceptance. We currently maintain certain credentials and approvals to assure minimal restrictions in markets and uses.

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

The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. The principal suppliers are DowDuPont, Covestro LLC, Wanhua Chemical (America) Co. Ltd., and Honeywell International, Inc. Although we maintain strong relationships and have commitments for continuing supply through times of shortage, a lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. With our volume potential, we believe we are a potentially lucrative target for vendors to assure their own growth and demand in 2016 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility and we maintain sufficient manufacturing capacity to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

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

	Trademark	Registration Number	Date
●	LAPOLLA	U.S. Registration No. 4104321	February 28, 2012
●	LAPOLLA	U.S. Registration No. 4104322	February 28, 2012
●	AIRTIGHT SPRAY FOAM INSULATION	U.S. Registration No. 4139386	May 18, 2012
●	AIRTIGHT	U.S. Registration No. 3888457	December 14, 2010
●	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3888458	December 14, 2010
●	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3888459	December 14, 2010
●	THERMO-FLEX	U.S. Registration No. 77626768	September 16, 2014
●	THERM-O-FLEX	U.S. Registration No. 77626778	February 18, 2014

Lapolla’s federal trademark registrations expire ten years after the registration date, unless renewed within one year prior to the expiration. It is the Company’s intent to renew all federal registered trademarks still in use within the one year period prior to their expiration.

Research and Development

We spent $269,000 and $260,000 on research and development in 2the years ended December 31, 2015 and 2014, respectively, none of which costs were borne by customers.

Employees

As of December 31, 2015, we employed 72 full time individuals, none of whom are represented by a union. We believe that our relations with our employees are generally good.

Environmental Matters

We are subject to various national, federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business operation. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2016.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K for the year ended December 31, 2015 and other periodic filings with the Securities and Exchange Commission. We operate in a changing environment that involves a number of risks. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.

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

We depend on DowDuPont, Covestro LLC, and Wanhua Chemical (America) Co. Ltd. for a large portion of our spray polyurethane foam and acrylic coatings material purchases, and require blowing agents from Honeywell International, Inc. Any change in the availability of such materials and blowing agents, when needed to meet our manufacturing requirements, will have a significant impact on our results of operations. If any of these suppliers were to cancel, delay or reduce the amount of business we do with them for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

Our material costs represented approximately 69% and 74% of our revenues for the years ended December 31, 2015 and 2014, respectively. The principal materials purchased by us are isocyanates, polyols, catalysts, resins, titanium dioxide, and blowing agents. These materials and components are available from, and supplied by, a few sources at competitive prices. Unanticipated increases in material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our materials in the future.

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

Our business, results of operations and financial condition could be affected by significant existing and future litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. We have been in the past, and continue to be, subject to various product liability lawsuits and claims related to our products due to alleged personal injuries. Although we continue to challenge various court opinions on the subject matter, we are largely self-insured for some existing and possibly future product liability losses that may arise related to alleged personal injuries due to total pollution exclusions in some of our insurance policies. None of the existing allegations against us for alleged personal injuries have been proven in court. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. While it is not feasible to predict the outcome of any pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Market disruptions caused by domestic or international financial crises could affect our ability to meet our liquidity needs at a reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on credit facilities with our lenders, amongst other avenues, to satisfy our liquidity needs. Disruptions in the domestic or international credit markets or deterioration of the banking industry’s financial condition, may discourage or prevent our lenders and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments, such as for acquisitions or to refinance existing credit facilities. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our lenders or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all. Longer term disruptions in the domestic or international capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures and reducing other discretionary expenditures. Market disruptions could cause a broad economic downturn that may lead to increased incidence of customers’ failure to pay for services delivered, which could adversely affect our financial condition, results of operations and cash flow.

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

Our company is controlled by Richard J. Kurtz, our chairman of the board, who beneficially owns approximately 58.61% of our outstanding common stock. As a result of this stock ownership, Mr. Kurtz can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Mr. Kurtz and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole. Furthermore, pursuant to the terms of our credit agreements with Bank of America, N.A. and Enhanced Capital, we are restricted from, among other things, entering into merger agreements or agreements for the sale of any or all of our assets outside the course of ordinary business. As such, even if certain corporate transactions may be approved by our stockholders, Bank of America, N.A. and Enhanced Capital, as the lenders under our credit agreement, have final authority to approve or reject certain of our transactions. This could lead to us not being able to effect certain transactions that may be in the best interests of our stockholders or our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our operations are conducted in leased facilities located in Houston, Texas and Englewood Cliffs, New Jersey. Our corporate headquarters and primary administrative facility is located in Houston, Texas. We manufacture our foam resins and acrylic coatings, build spray rigs, perform research and development, provide warehousing, and distribute our products from our Houston, Texas facility. We lease an additional facility in Englewood Cliffs, New Jersey, primarily for administration of The AirTight Division’s operations. The Company has leases as follows:

Location	Square Footage	Term
Houston, Texas	56,375	01-01-2010 to 05-31-2016
Englewood Cliffs, New Jersey	4,500	Month-to-Month

We believe our present facilities are well maintained, in proper condition to operate at higher than current levels and are adequately insured. We do not anticipate significant difficulty in renewing or extending existing leases as they expire, or in replacing them with equivalent facilities or office locations.

Item 3. Legal Proceedings

Legal Proceedings

(a)Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants.

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013.  Plaintiffs brought this lawsuit only individually, having amended out any request for a class action. The complaint alleged, among other things, that Lapolla designed, labeled, distributed, and manufactured spray polyurethane foam insulation, which created a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs sought: actual, compensatory, and punitive damages; injunctive relief; and attorney fees. Lapolla considered the allegations to be without merit and vigorously defended the allegations. On February 4, 2015, the Court dismissed the litigation with prejudice, per the voluntary request of Plaintiffs upon the advice of their new counsel and after their original litigation counsel withdrew citing irreconcilable differences with the Plaintiffs.  The Court retained jurisdiction to address a pending motion for sanctions filed by Lapolla.  The primary basis for Lapolla’s motion for sanctions is the Plaintiffs’ and their original attorney’s filing of the lawsuit without sufficient factual basis for the claims of personal injury and for failing to comply with discovery obligations to produce numerous potentially dispositive documents that Plaintiffs knew existed and their original counsel either knew or should have known existed.  Lapolla seeks to recover over $800,000 in legal fees for the defense of the lawsuit. All motions have been filed with the Court and Lapolla is awaiting a final ruling. The final outcome of this litigation cannot be determined at this time.

(b)Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants.

On March 5, 2014, the Plaintiffs filed a complaint in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida, against Lapolla, Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc., alleging, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs sought, among other things: actual, compensatory, statutory, and punitive damages; injunctive relief; medical monitoring, and attorney fees. Lapolla vigorously defended the allegations which proved to be without merit.  As a result, Plaintiffs, by and through their counsel agreed to drop the lawsuit and dismiss same with prejudice. All parties shall bear their own fees and costs. Settlement documents and releases are currently being prepared and expected to be executed shortly.

(c)Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel, Plaintiffs v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta, Defendants.

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

(d)Evanston Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant.

On October 28, 2013, Evanston Insurance Company filed its original complaint for declaratory judgment against Lapolla industries, Inc. in the Southern District of Texas, Houston Division. Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014 after being served with a First Amended Complaint. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The court ruled on the summary judgment motions on February 23, 2015, finding that Evanston had no duty to defend.  The Court signed a final judgment on March 18, 2015. On April 14, 2015, Lapolla filed a Notice of Appeal. Lapolla filed its Appeal with the United States Court of Appeals for the Fifth Circuit on July 13, 2015. This matter concluded on January 11, 2016 with the 5th Circuit affirming the trial court’s ruling finding no duty to defend in the Commaroto case.

(e)Joseph Greco and Penny Greco, Plaintiffs v. Lapolla Industries, Inc., Jagodzinski Construction, Inc., and John Does, Defendants.

On August 27, 2014, Joseph Greco and Penny Greco filed a Complaint in New York State Court, County of Monroe, against Lapolla, Jagodzinski Construction, Inc., and John Does.  The complaint alleged, among other things, negligence, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, violations of the NY deceptive trade practices act, and a NY false advertising statute, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, allegedly resulting in personal injuries and real property damage. The Grecos sought, among other things: general, compensatory, and punitive damages; restitution, and attorney fees, costs, and disbursements.  Lapolla vigorously defended the allegations which proved to be without merit.  As a result, Plaintiffs, by and through their counsel agreed to drop all claims against Lapolla and dismiss same with prejudice. Plaintiffs and Lapolla shall bear their own fees and costs. Settlement documents and releases are currently being prepared and expected to be executed shortly. Notwithstanding, Jagodzinski Construction, Inc. continues to seek contribution rights as to Lapolla for any of Plaintiffs’ alleged damages. Lapolla is vigorously defending same claim, and asserts that it is of no merit. The outcome of the Jagodzinki contribution aspect is undetermined at this time.

(f)Various Lawsuits and Claims Arising in the Ordinary Course of Business

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table shows the range of high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years. Our common stock is quoted on the OTCQB under the symbol "LPAD" and such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
Calendar Quarter	High	Low	High	Low
First	$0.45	$0.35	$0.78	$0.41
Second	$0.44	$0.35	$0.62	$0.36
Third	$0.38	$0.18	$0.56	$0.28
Fourth	$0.35	$0.15	$0.49	$0.30

As of March 24, 2016, there were 340 holders of record of our common stock.

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

In addition, our Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), and Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“Enhanced Note”), restrict our ability to pay cash dividends due to the limitation on the amount of distributions we are able to pay in order to be in compliance with our fixed charge coverage ratio (“FCCR”) debt covenants in such agreements. The FCCR is tested monthly as of the last day of each calendar month for the twelve-month period then ended, and must be at least 1.0 to 1.0 under the Loan Agreement and 1.25 to 1.0 under the Enhanced Note. See Part II, Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" for more information.

Recent Sales of Unregistered Securities.

(a)      During the quarterly period ended December 31, 2015, the Company issued an aggregate of 308,707 shares of common stock pursuant to a one-time grant of 3,681,000 shares of common stock, which is vesting monthly on a pro rata basis over a three year period, to Mr. Kurtz, the Chairman, in exchange for his personal guaranty of the Company’s obligations under the Enhanced Note (“Guaranty Shares”). These shares were valued at $.60 per share, and $185,224 in aggregate, of which 104,021 shares were issued on October 31, 2015 and valued and recorded at $62,413, 100,665 shares were issued on November 30, 2015 and valued and recorded at $60,400, and 104,021 were issued on December 31, 2015 and valued and recorded at $62,413. The issuances of these shares to the Chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The Chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

(b)     During the quarterly period ended December 31, 2015, the Company issued an aggregate of 20,981 shares of common stock, which vested upon issuance, to Mr. Nadel, the Vice Chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with the Company, of which 7,718 shares were issued on October 31, 2015 and valued and recorded at $0.29 per share, or $2,238, 7,469 shares were issued on November 30, 2015 and valued and recorded at $0.29 per share, or $2,166, and 5,794 shares were issued on December 31, 2015 and valued and recorded at $0.32 per share, or $1,825. The issuances of these shares to Mr. Nadel were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Mr. Nadel was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

Issuer Purchases of Equity Securities.

We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2015.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We operate our business on the basis of two reportable segments - Foam and Coatings. The Foam segment involves producing, and in limited instances applying through subcontractors, building envelope insulation foam for interior application, and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments include supplying equipment and related ancillary items used in application of our products.

This financial review presents our operating results for each of the two years in the period ended December 31, 2015, and our financial condition at December 31, 2015.

Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, entitled “Risk Factors.” In addition, the following review should be read in conjunction with information presented in Part I, Item 1 – Business relating to non-GAAP financial measures EBITDA and Adjusted EBITDA, as well as the information presented in our financial statements and the related notes to our financial statements.

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

Results of Operations

Summary

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

	Year Ended December 31,
	2015	2014
Summary of Overall Results of Operations
Sales	$78,649,329	$72,065,015
Operating Income (Loss)	2,054,740	(1,515,296)
Other (Income) Expense	2,239,606	2,145,653
Net Loss	(576,881)	(3,660,949)
EBITDA (Unaudited)	$2,858,386	$(586,234)
Adjusted EBITDA (Unaudited)	$4,087,697	$504,961

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Loss:	$(576,881)	$(3,660,949)
Additions / (Deductions):
Interest Expense	1,318,859	1,193,298
Interest Expense – Related Party	775,424	805,608
Interest Expense – Amortization of Discount	181,203	182,444
Tax Expense (Benefit)	517,619	220,230
Depreciation	357,995	394,309
Amortization of Other Intangible Assets	284,167	278,826
EBITDA	$2,858,386	$(586,234)
Additions / (Deductions):
Share Based Compensation (1)	1,229,311	1,091,195
Adjusted EBITDA	$4,087,697	$504,961
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the years ending December 31:

	2015	2014	% Change
Foam	$66,029,544	$62,477,449	5.7%
Coatings	12,619,785	9,587,566	31.6%
Total Sales	$78,649,329	$72,065,015	9.1%

For the year ended December 31, 2015, our total sales increased by $6,584,314, from $72,065,015 to $78,649,329, or an increase of 9.1% from the same period in 2014. Foam sales increased $3,552,095 primarily due to higher demand for our foams attributed to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings sales increased $3,032,219 primarily due to the Company focusing on higher margin coatings sales and the addition of sales representatives with significant coatings experience.

     Gross Profit

The following is a summary of gross profit for the years ending December 31:

	2015	2014	% Change
Cost of Sales	$60,264,197	$58,460,940	3.1%
Gross Profit	$18,385,132	$13,604,075	35.1%
Gross Margin Percentage:
Foam	22.2%	17.8%	24.7%
Coatings	29.7%	25.6%	16.0%
Total	23.4%	18.9%	23.8%

For the year ended December 31, 2015, our gross profit increased by $4,781,057, from $13,604,075 to $18,385,132, or an increase of 35.1% from the same period in 2014. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $3,400,000 in purchased feedstock, freight, and other manufacturing costs. The Company's increase in sales contributed an additional $1,200,000 of gross profit year over year. The remaining increase in gross profit is attributable to minor decreases in manufacturing depreciation and absorption.

     Operating Expenses

Selling, general and administrative expenses increased $672,721 or 5.1%, to $13,932,641 in 2015, compared to $13,259,920 in 2014, primarily due to increases of $587,111 in corporate administration expenses, $114,787 in costs related to marketing and promotions, $121,814 in share based compensation, and an increase of $336,505 in sales commissions. These increases were offset by decreases of $286,852 in bad debt expense and $214,092 in travel related services and a combination of other minimal fluctuations.

Professional fees increased $242,989 or 26.5%, to $1,158,358 in 2015, compared to $915,369 in 2014. The increase was primarily due to a one time recovery of legal fees from our insurance companies and various settlements related to litigation during 2014.

Depreciation expense decreased $20,500 or 12.3%, to $145,793 in 2015, compared to $166,293 in 2014, due to reductions in depreciable assets.

Amortization of other intangible assets expense remained relatively flat, increasing $5,341 or 1.9%, to $284,167 in 2015, compared to $278,826 in 2014.

Consulting fees increased $310,470 or 62.2% to $809,433 in 2015, compared to $498,963 in 2014, primarily due to an increase for recruiting services for our sales force and research and development department, and consulting services for our sales and equipment departments.

     Other (Income) Expense

Interest expense increased $125,561 or 10.5%, to $1,318,859 in 2015, compared to $1,193,298 in 2014, primarily due to a higher amount outstanding on the Enhanced Note.

Interest expense – related party decreased $30,184 or 3.7%, to $775,424 in 2015, compared to $805,608 in 2014, due to a decrease in accrued interest for the promissory notes held by our chairman and principal stockholder.

Interest expense – amortization of discount remained flat, decreasing $1,241 or 0.7%, to $181,203 in 2015, compared to $182,444 in 2014.

Other income, net remained flat, decreasing $183 or 0.5%, to $35,880 in 2015, compared to $35,697 in 2014.

Outlook for 2016

The Company’s outlook remains aggressive and positive, as we expect sales to grow globally in 2016. Our optimism is based on our belief that there is a growing global consumer awareness about energy efficient foams and coatings and reductions in energy costs. The markets for our products are highly competitive; however, we believe that our competitive advantages are rooted in our management, product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that a smaller more dynamic company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. Any variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

We do not maintain any cash on hand by design. Instead, we maintain a $12 Million asset based revolver loan as part of our Loan Agreement with Bank of America (“Revolver Loan”) that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the Revolver Loan. Disbursements are paid daily from cash being made available under our Revolver Loan based on a borrowing base calculation prepared daily for funding.

The following is a summary of operating, investing, and financing activities as reflected in the statement of cash flows for the years ending December 31:

	2015	2014	% Change
Cash provided by (used in):
Operating activities	$(825,073)	$(997,146)	(17.3)%
Investing activities	(76,189)	(144,096)	(47.1)%
Financing activities	901,262	1,141,242	(21.0)%
Net increase (decrease) in cash	$—	$—

Net cash used in operating activities decreased by $172,073 in 2015, compared to 2014, primarily due to an improvement in operating results offset by an increase in working capital.

Net Working Capital	2015	2014	% Change
Current assets	$19,395,961	$15,316,079	26.6%
Current liabilities	9,207,709	8,744,033	5.3%
Net working capital	10,188,252	6,572,046	55.0%
Current ratio	2.11:1	1.75:1

Net working capital increased in 2015, compared to 2014, primarily due to an increase in accounts receivables and inventories, and a reduction in accounts payable, which was offset by an increase in accrued expenses and other current liabilities.

Net cash used in investing activities was $76,189 in 2015 and $144,096 in 2014. We invested $76,189 in property, plant and equipment in 2015, of which $4,202 was for vehicles, $13,932 was for machinery and equipment, $4,090 was for office furniture and equipment, $53,965 was for computers and software. We invested $207,191 in property, plant and equipment in 2014, of which $118,047 was for vehicles, $43,473 was for upgrades to our IT systems, $39,214 was for machinery and equipment related to our manufacturing facilities, and $6,457 was for computers and software. We disposed of certain assets for net proceeds of $63,095, all of which were vehicles.

Net cash provided by financing activities was $901,262 in 2015 and $1,141,242 in 2014. In 2015, we borrowed a cumulative aggregate of $83,858,278 and made principal repayments for a cumulative aggregate of $82,557,016 under our Revolver Loan. The Company borrowed $250,000 from the chairman of the board in January 2015 which the company paid in December 2015 including an additional $250,000 owed from November 2014. The chairman of the board paid $150,000 to the Enhanced Note on behalf of the Company. In 2014, we borrowed a cumulative aggregate of $75,459,796 and made principal repayments for a cumulative aggregate of $74,563,955 under our Revolver Loan, $250,000 from our chairman of the board, and $4,599 on our long term debt primarily related to financed vehicles. We had a net working capital of $10,188,252 in 2015 and $6,572,046 in 2014. Our current assets were approximately 2.1 times our current liabilities in 2015 and 1.8 times our current liabilities in 2014. Cash available under our Revolver Loan based on the borrowing base calculation at December 31, 2015 and 2014 was $2,028,241 and $2,754,601, respectively.

Management believes that any cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from accredited sophisticated investors from time to time to not only gage market conditions but also to ensure additional capital is readily available to fund aggressive growth developments. If we raise additional capital from the sale of capital stock (except for permitted issuances) or debt (other than permitted indebtedness), we are required under the Enhanced Note to prepay the amount raised up to the amount outstanding under the Enhanced Note as of the date of the closing of the transaction out of the net proceeds of the capital raised.

Credit Agreements and Other Debt

On September 1, 2010, we entered into our Loan Agreement with Bank of America, N.A., which, as amended from time to time, provides for our $12,000,000 Revolver Loan. At December 31, 2015 and 2014, the balance outstanding on the Revolver Loan was $6,736,267and $5,435,005, respectively. The Company has three material debt covenants to comply with on the Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) The amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory up to $6,000,000, or if the Company elects to have an inventory appraisal performed, plus the lesser of 65% of eligible inventory or 85% of the net orderly liquidation value percentage of eligible inventory, up to $6,000,000; and (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its borrowing base calculation to Bank of America weekly. If, at any time, the Company’s borrowing base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future borrowing base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At December 31, 2015, we were in compliance with our Loan Agreement and debt covenants.

On December 10, 2013, we entered into our Enhanced Note with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, which, as amended from time to time, provided us with an aggregate of $7.2 Million in cash to refinance a balance of $3,346,762 outstanding on December 10, 2013 from a prior Enhanced financing arrangement and increase our working capital for the difference. Repayment of the Enhanced Note by the Company is required on the maturity date of December 10, 2017. The aggregate interest rate of 11.5% per annum is payable monthly and will increase to 12.5% per annum if the Enhanced Note has a balance greater than $4,000,000 after April 30, 2016. The Company has the right to prepay the Enhanced Note without penalty at this time and the Chairman has committed to ensure funding is in place at least ninety (90) days prior to the maturity date of the Enhanced Note so the maturity date of our Loan Agreement with Bank of America is not accelerated. In addition, pursuant to the chairman's guaranty, as amended from time to time, of the Enhanced Note, a payment of $2,000,000 is required from him by April 30, 2016 if the Company elects not to repay that amount to Enhanced. The Company also entered into a security agreement with the Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all asset of the Company. The Company has four material debt covenants to comply with on the Enhanced Note: (i) Capital expenditures are limited to $625,000 on an annual basis, (ii) A minimum Adjusted EBITDA which cannot, for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.25 to 1.0, and (iv) Maintain minimum liquidity equal of $500,000. At December 31, 2015, we were in compliance with our Enhanced Note and debt covenants.

We also borrowed an aggregate of $500,000 from our chairman of the board and majority stockholder, of which $250,000 was received on November 12, 2014 and $250,000 was received on January 21, 2015, and repaid the principal balance to the chairman on December 21, 2015.

Future Minimum Principal Payments on Long-Term Debt

At December 31, 2015, future minimum principal payments of long-term debt are as follows:

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Revolver Loan	$—	$6,736,267	$—	$—	$6,736,267
Enhanced Note	—	7,519,026	—	—	7,519,026
Total	$—	$14,255,293	$—	$—	$14,255,293

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

We believe that of our significant accounting policies, which are described below in this Item 7, and in Note 1 to our audited financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2015 and 2014. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 9 to our audited financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit, including assigned goodwill, to their estimated fair values. The annual evaluation is performed as of the last day of a calendar year or December 31, and the most recent evaluation of goodwill impairment was performed on December 31, 2015. Management uses the income and market approaches to estimate the fair value of reporting units based on expected future economic benefits. The income approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive at an indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Lapolla used revenue and EBITDA market multiples under the market approach in its analysis. These multiples were obtained from comparable companies and applied to current and projected measures. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. Upon completion of the 2015 and 2014 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the reporting units substantially exceeded its respective carrying value.

Other Intangible Assets

The Company had other intangible assets consisting of product formulations, and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset, or changes in the expected useful life of the asset. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on various valuation methodologies. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. The assumptions used during 2015 and 2014 were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. Management judgment is required in the determination of each assumption used in the valuation model, and actual results could differ from the estimates. There were no long-lived asset impairment charges recorded during the years ended December 31, 2015 or 2014.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $545,000 and $617,000 at December 31, 2015 and 2014, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is the biographical information and the qualifications and skills for each director and named executive officer, their ages, and their principal occupations for at least the past five years and their public-company directorships. All directors hold office for one-year terms or until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Richard J. Kurtz	75	Chairman of the Board
Mr. Kurtz was appointed to our board of directors on November 23, 1998 and chairman of the board on February 8, 1999. He has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 37 years. The Kamson Corporation owns and operates 81 investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz is currently vice president and a member of the board of directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center. We believe that Mr. Kurtz’ leadership, drive and determination, as well as his background in the real estate and property management industries, make him a valuable resource on our board of directors.

Jay C. Nadel	57	Vice Chairman of the Board
Mr. Nadel was appointed to our board of directors on January 16, 2007 and, in connection with an advisory agreement, became vice chairman of the board on February 22, 2011. He has been chairman of the board of Englewood Hospital and Medical Center Foundation since October 1, 2013 and was chairman of Englewood Hospital and Medical Center and Englewood Healthcare System. In addition to being an independent consultant since 2004, Mr. Nadel has been an employee of R.F. Lafferty & Co. since May 2012. As a senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services, where he oversaw strategic planning.  From 1986 to 2001, he was a partner in the investment firm of Weiss, Peck & Greer/Robeco, where he was chairman of the operations committee and managing director of the firm’s Clearing Services Division.  From 1980 to 1986, he worked at KPMG Peat Marwick, New York, where he provided audit services attaining the position of manager. Mr. Nadel has been a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland. We believe that Mr. Nadel's leadership and management experiences, as well as his financial background and qualifications, makes him a valuable resource on our board of directors.

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

Augustus J. Larson	61	Director
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

Douglas J. Kramer	51	Director, CEO and President
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

Michael T. Adams	50	Director, CGO, EVP and Secretary
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
Mr. Marukot joined Lapolla on January 1, 2015 as chief financial officer and treasurer. Mr. Marukot was previously the Company’s controller, from January 2012 to October 2014, and senior accountant, from May 2009 to December 2011. Prior to rejoining the Company, he worked for KLX Energy Services, a division of KLX, Inc., as assistant controller from November 2014 to December 2014. From May 2008 to April 2009, Mr. Marukot served as senior analyst for payroll accounting and compliance at Key Energy Services, Inc. From December 2004 to April 2008, Mr. Marukot worked at Continental Airlines, Inc., with his last position as supervisor for payroll accounting. Mr. Marukot earned his Bachelor of Science degree in Business Administration with a specialization in Accounting from the University of Houston, Texas.

Harvey L. Schnitzer	57	COO
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for one late Form 4 filed by Michael T. Adams, chief governance officer, executive vice president, and secretary, on March 19, 2015 with respect to one transaction that occurred during the year ended December 31, 2015.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Ethics and Conduct applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Business Ethics and Conduct is available in the Corporate Governance section of our website at http://www.lapolla.com/investor-relations/corporate-governance/.The information on our website is not incorporated by reference in this Annual Report. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions, granted to certain executive officers, on this website within four business days following the date of such amendment or waiver.

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

Compensation Committee

Our compensation committee is currently comprised of Arthur J. Gregg and Augustus J. Larson, each of whom our board has determined to qualify as an independent director, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member. Mr. Gregg is the chairperson of our compensation committee. Our compensation committee charter is available on our website at http://www.lapolla.com/investor-relations/corporate-governance/.

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

2015 and 2014 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2015 and 2014, the compensation paid to our named executive officers: (i) Douglas J. Kramer, our chief executive officer and president and a member of our board; (ii) Michael T. Adams our chief governance officer, executive vice president and corporate secretary and a member of our board, who also served as our interim chief financial officer and treasurer from December 18, 2014 through December 31, 2014; (iii) Charles A. Zajaczkowski, who served as our former chief financial officer and treasurer from May 10, 2010 to December 18, 2014; (iv) Jomarc C. Marukot, our current chief financial officer and treasurer and former corporate controller from January 1, 2014 to October 24, 2014; and (v) Harvey L. Schnitzer, our chief operating officer.

SUMMARY COMPENSATION TABLE

					Stock	Options	All Other
Name and	Year	Salary	Bonus		Awards	Awards	Compensation		Total
Principal Position	($)	($)	($)		($) (1)	($) (1)	($)		($)
Douglas J. Kramer	2015	350,000	200,000	(2)	—	224,784	46,451	(3)	821,235
CEO and President	2014	350,000	3,254		—	351,795	43,319		748,368
Michael T. Adams	2015	180,000	68,000	(4)	—	49,663	16,930	(5)	314,593
CGO, EVP and Secretary	2014	180,000	5,000		—	43,704	16,383		245,087
Charles A. Zajaczkowski (6)	2015	—	—		—	—	—		—
Former CFO and Treasurer	2014	165,860	—		—	—	21,854	(7)	187,714
Jomarc C. Marukot	2015	184,154	66,500	(8)	—	—	22,214	(9)	272,868
CFO and Treasurer	2014	107,692	—		—	—	—		107,692
Harvey L. Schnitzer	2015	250,000	87,500	(8)	16,250	72,906	24,025	(10)	450,681
COO	2014	250,000	—		32,500	37,780	22,498		342,778

(1)
The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), recognized by us in 2015. The actual value, if any, an executive may realize will depend for options on the excess of the market price over the option exercise price on the date the option is exercised and for stock on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by an executive will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 – Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions—Share-Based Compensation and Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents an annual performance bonus based on the Company achieving 140% of its budgeted Adjusted EBITDA for the 2015 year.

(3)	Comprised of $23,610 for personal use of a Company automobile and $22,841 for medical, dental, vision, life, and disability insurances.

(4)	Represents an annual non-discretionary bonus for $5,000 and an annual performance bonus based on the Company achieving at least 120% of its budgeted Adjusted EBITDA for the 2015 for the remainder.

(5)	Comprised of $9,000 for a car allowance and $7,930 for medical, dental, vision, life, and disability insurances.

(6)	Mr. Zajaczkowski resigned as chief financial officer and treasurer on December 18, 2014.

(7)	Comprised of $8,077 for a car allowance and $13,777 for medical, dental, vision, life, and disability insurances.

(8)	Represents an annual performance bonus based on the Company achieving at least 120% of its budgeted Adjusted EBITDA for the 2015 year.

(9)	Comprised of $8,400 for a car allowance and $13,814 for medical, dental, vision, life, and disability insurances.

(10)	Comprised of $9,000 for a car allowance and $15,025 for medical, dental, vision, life, and disability insurances.

Agreements with Executive Officers

We are party to long-term employment and certain option and stock award agreements with the named executive officers employed by us at December 31, 2015. The information provided below is supplemented by the Summary Compensation and Grants of Plan-Based Awards tables above and Outstanding Equity Awards at Fiscal Year-End (Option and Stock Awards) and Stock Vested at Fiscal Year-End (Stock Awards) tables below.

Douglas J. Kramer

The Company entered into an executive employment agreement with its chief executive officer and president, Mr. Kramer, effective from January 1, 2014 to December 31, 2016, pursuant to which he is entitled to:

•	annual base salary for the 2015 calendar year of $350,000 (Mr. Kramer's annual base salary was increased, effective January 1, 2016, to $400,000);

•
annual performance bonus of $120,000, $160,000, or $200,000 if Company achieves 100%, 120%, or 140%, respectively, of its budgeted Adjusted EBITDA for a particular fiscal year, payable in a single lump sum within thirty days after the issuance of the Company's audited financial statements for such fiscal year, and, in all events, by December 31 of the fiscal year following the fiscal year to which the bonus applies;

•	sales bonus of 1% for all new and ½% for certain existing international accounts, subject to such sales meeting certain gross profit margin criteria and credit and payment terms;

Douglas J. Kramer - continued

•
a transaction bonus, subject to certain limitations, upon consummation of a change in control if he is still employed at the time or in the event his employment is terminated within one year immediately preceding the consummation of a change in control, and including upon consummation of the change in control, the transfer to Mr. Kramer of ownership of the Company-provided automobile then being used by him. A transaction bonus is payable as soon as practicable after the closing of such transaction but in no event later than March 15 of the year following the year in which the closing of such transaction occurs. Any transaction bonus payable on account of the occurrence of a transaction that constitutes a change in the ownership of the Company or a change in the ownership of a substantial portion of the assets of the Company within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated pursuant thereto (“Section 409A”), shall be paid on the same schedule, under the same terms and conditions and in the same form of consideration (e.g., cash, stock in the acquiring company, promissory note or a combination thereof) as is the consideration received by the holders of the majority of the outstanding voting securities of the Company who participate in the transaction; provided, however, that in no event shall any portion of the transaction bonus be paid to executive on a date that is later than five years after such transaction. In the Company’s sole and absolute discretion, it may pay in cash all or any portion of the transaction bonus that would otherwise be paid in a form of consideration other than cash;

•
upon termination by the Company without cause or by Mr. Kramer for good reason, which the agreement defines as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Kramer, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace:

◦	severance equal to the lesser of 24 months base salary, or base salary for the remainder of the term, reduced by any earned income during the severance period;

◦
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

◦	for 12 months from termination, continued participation in any plans providing medical, hospitalization and dental coverage; and

◦	all bonuses and stock options previously earned, or which may be earned in the event of a consummation of a change of control within one year immediately following termination;

•
upon termination by the Company for cause or by Mr. Kramer without good reason, which the agreement defines as: (i) willful malfeasance or willful misconduct by Mr. Kramer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

◦	any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

•	upon termination on account of Mr. Kramer’s death or disability, the Company shall treat his termination as a termination without cause;

•	upon termination following a change of control,

◦	an amount equal to the base salary which would otherwise be payable over the remaining term of his agreement, payable in a lump sum within 30 days after the date of such termination,

◦
any outstanding awards held by him or other benefits under any Company plan or program which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and

◦	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Kramer is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Kramer's employment agreement also provides for a non-competition provision during employment and for a period of twenty-four months after the termination of his employment.

On January 22, 2014, the Company granted Mr. Kramer 500,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.72 per share, for a term of 5 years, which vests over a three-year period from the date of grant, with 1/3 vesting on each of the first, second and third anniversaries of the date of grant, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

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

Douglas J. Kramer - continued

On October 14, 2014, the Company granted Mr. Kramer 1,150,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.425 per share, which options were immediately vested and exercisable at the time of grant and expire on December 31, 2015. The foregoing options expired unexercised on December 31, 2015.

On January 16, 2015, the Company granted Mr. Kramer 850,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.325 per share, which options were immediately vested and exercisable at the time of grant and expire on December 31, 2015. The foregoing options expired unexercised on December 31, 2015.

On March 14, 2016, the Company granted an eight-year -year option to Douglas J. Kramer, ceo and president, for the right to acquire 2,000,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory employment. The transaction was valued at $766,217, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

Michael T. Adams

The Company entered into an executive employment agreement with its chief governance officer, executive vice president and corporate secretary, Mr. Adams, effective from December 31, 2014 to December 31, 2017, pursuant to which he is entitled to:

•	an annual base salary of $180,000 (Mr. Adams' annual base salary was increased, effective January 1, 2016, to $200,000);

•
annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted Adjusted EBITDA per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the chief executive officer’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA, payable in a single lump sum within thirty days after the issuance of the Company's audited financial statements for such fiscal year, and, in all events, by December 31 of the fiscal year following the fiscal year to which the bonus applies;

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

•
twelve months of his annual base salary, awards and medical and dental benefits and the transaction bonus in the event of a termination without cause by the Company or by him for good reason, which the agreements defines as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Adams, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace; and

•
upon termination by the Company for cause or by Mr. Adams without good reason, which the agreements defines as: (i) willful malfeasance or willful misconduct by Mr. Kramer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

◦	any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

Michael T. Adams - continued

•	upon termination following a change of control:

◦	an amount equal to the base salary which would otherwise be payable over the remaining term of the agreement, payable in a lump sum within 90 days after the date of such termination of employment;

◦
any outstanding awards held by him or other benefits under any Company plan or program which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and

◦	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Adams is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Adams' employment agreement also provides for a non-competition provision during employment and for a period of twelve months after the termination of his employment.

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

On January 16, 2015, the Company granted Mr. Adams 300,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on date of grant, determined based on the per share closing price on such date, or $0.325 per share, for a term of eight years, which vest in three equal end of calendar year increments, subject to Mr. Adams meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable.

Harvey L. Schnitzer

The Company entered into an executive employment agreement with its chief operating officer, Mr. Schnitzer, effective from December 31, 2014 to December 31, 2017, pursuant to which he is entitled to:

•	an annual base salary of $250,000, which will automatically increase by $25,000 for the 2016 calendar year if the Company achieves its budgeted Adjusted EBITDA;

•
annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted Adjusted EBITDA per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the chief executive officer’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA, payable in a single lump sum within thirty days after the issuance of the Company's audited financial statements for such fiscal year, and, in all events, by December 31 of the fiscal year following the fiscal year to which the bonus applies;

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

Harvey L. Schnitzer - continued

•
eight months of his annual base salary, awards and medical and dental benefits and the transaction bonus in the event of voluntary termination by the Company or by him for good reason, which the agreement defines as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Schnitzer, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace; and

•
upon termination by the Company for cause or by Mr. Schnitzer without good reason, which the agreement defines as: (i) willful malfeasance or willful misconduct by Mr. Schnitzer in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

◦	any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

•	upon termination following a change of control:

◦	an amount equal to the base salary which would otherwise be payable over the remaining term of the agreement, payable in a lump sum within 90 days after the date of such termination of employment;

◦	any outstanding bonus or other benefits under any Company plan or program which have been earned will be paid as provided under the terms of such Company plan or program; and

◦	all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a change of control within one year immediately following the termination of his employment.

Mr. Schnitzer is also entitled to earn awards under equity or other plans or programs that the Company, in its discretion, determines to put into effect and to participate in compensation and benefit programs offered by the Company to its executive officers.

Mr. Schnitzer's employment agreement also provides for a non-competition provision during employment and for a period of twelve months after the termination of his employment.

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

On February 7, 2014, the Company granted Mr. Schnitzer a 100,000 share common stock bonus, which vests in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. No monetary payment (other than applicable tax withholding) is required as a condition of receiving the bonus shares, as the consideration is continued satisfactory employment with the Company during the vesting period. Once vested, such bonus shares are freely transferable.

On April 28, 2014, the Company granted Mr. Schnitzer 150,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.42 per share, for a term of five years, which vests over a three-year period from the date of grant, with 1/3 vesting on December 31, 2014, December 31, 2015, and December 31, 2016, respectively, subject in each case to his continued satisfactory employment through the vesting date, and are exercisable once vested. All options vest upon a change in control.

On March 23, 2015, the Company granted Mr. Schnitzer 300,000 options, each for shares of the Company’s common stock, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on date of grant, determined based on the per share closing price on such date, or $0.41 per share, for a term of eight years, which vests in three equal end of calendar year increments, subject to Mr. Schnitzer meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable.

Jomarc C. Marukot

The Company entered into an executive employment agreement with its chief financial officer and corporate treasurer, Mr. Marukot, effective from January 1, 2015 to December 31, 2016, pursuant to which he is entitled to:

•	an annual base salary of $190,000;

•
annual bonus equal to 25% of his annual base salary if the Company achieves its budgeted Adjusted EBITDA per calendar year, which annual bonus may be increased to 30%, 35%, or more than 35% in the chief executive officer’s discretion, of his annual base salary if the Company achieves 110%, 120%, or more than 120%, respectively, of its budgeted Adjusted EBITDA, payable in a single lump sum within thirty days after the issuance of the Company's audited financial statements for such fiscal year, and, in all events, by December 31 of the fiscal year following the fiscal year to which the bonus applies;

•	change in control bonus of 25% of his annual base salary upon consummation of a change in control if he is still employed at the time;

•	medical, dental, life insurance, and disability benefits;

•	auto allowance of $700.00 per month;

•	four months of his annual base salary for termination due to death or disability;

•	four months of his annual base salary, awards and medical and dental benefits and the change in control bonus in the event of a termination without cause by the Company;

•
upon termination by the Company for cause as defined in the agreement as Mr. Marukot's: (i) commission of any act of fraud, embezzlement or dishonesty, (ii) unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company's Code of Business Ethics by him which has a materially adverse effect upon the Company's business or reputation, (iv) continued failure to perform the major duties, functions and responsibilities of his position after written notice from the Company identifying the deficiencies in his performance and a reasonable cure period of not less than ten (10) days, or (v) a material breach of his fiduciary duties as an officer of the Company:

◦	any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided;

•	upon termination following a change of control:

◦
an amount equal to one times the annual base salary if such termination occurs within the first twelve months of his agreement, or the annual base salary which would otherwise be payable over the remaining term of the agreement if such termination occurs after the first twelve months of the agreement, payable in a lump sum within 90 days after the date of such termination of employment;

◦
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

Mr. Marukot's employment agreement also provides for a non-competition provision for the Employment Term and for a period of twelve months after the termination of his employment.

Prior to the Company entering into the employment agreement with Mr. Marukot, he was an at will employee with his last position as corporate controller with an annual base salary of $133,000. He resigned as corporate controller on October 24, 2014 and was appointed, effective January 1, 2015 as chief financial officer and corporate treasurer.

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities Underlying Unexercised Options (#)			Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Douglas J. Kramer	166,666	333,334	(1)	0.72	1/21/2019
Douglas J. Kramer	233,334	116,666	(2)	0.42	4/28/2019
Michael T. Adams	100,000	50,000	(2)	0.42	4/28/2019
Michael T. Adams	80,000	—		0.38	7/12/2017
Michael T. Adams	100,000	200,000	(3)	0.325	1/16/2023
Harvey L. Schnitzer	33,333	66,667	(4)	0.38	7/12/2017
Harvey L. Schnitzer	100,000	50,000	(2)	0.65	2/7/2019
Harvey L. Schnitzer	100,000	200,000	(3)	0.42	4/28/2019

(1)	Vests as to166,666 shares on January 22, 2016 and 166,668 shares on January 22, 2017.

(2)	Vests on December 31, 2016.

(3)	Vests as to100,000 shares on December 31, 2016 and 100,000 shares on December 31, 2017.

(4)	Vests as to 33,333 shares on February 7, 2016 and 33,334 shares on February 7, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Harvey L. Schnitzer	25,000	5,875

(1)	Vests as to 25,000 shares on February 7, 2016.

Potential Payments Upon Termination or Change of Control

The employment agreements with our named executive officers provide for transaction bonuses based on a percentage of a transaction value and subject to certain limitations (Mr. Kramer, Mr. Adams, and Mr. Schnitzer) or a change in control bonus based on a percentage of annual base salary (Mr. Marukot).

A transaction bonus is calculated as follows: (a) no transaction bonus shall be paid to the extent the transaction value (defined as the consideration realized, or assumed to be realized, by the Company’s shareholders in connection with the transaction, minus any Company debt that remains with the Company upon the consummation of a change-in-control or any debt or personal guarantee of Company debt which a selling shareholder is relieved of in connection with a change-in-control), does not exceed the sum of $25,940,000, (b) to the extent the transaction value does not exceed $90,000,000, an amount equal to each respective executive’s agreed to percentage of the transaction value less $25,940,000, multiplied by the percentage of the Company sold, to the extent the transaction value exceeds $90,000,000, an amount equal to respective executive’s agreed to percentage (see above) of the transaction value multiplied by the percentage of the Company sold. Notwithstanding the foregoing, no transaction bonus shall be payable on any portion of the transaction value in excess of $200,000,000. In the event of a transaction, which does not constitute a change-in-control as the stockholders of the Company immediately before the transaction do not relinquish 50% or more of the total combined voting power of the outstanding voting securities of the Company, but do relinquish 20% or more of the total combined voting power of the outstanding securities of the Company, the transaction bonus shall be calculated in the manner as set forth above upon a change in control. However, such amount shall then be reduced by the percentage of the sales proceeds of the transaction allocable to the Company’s then majority shareholder which is not currently distributed to such shareholder as a result of the transaction. If a transaction bonus is payable to the executive upon a change in control, he shall not be entitled to any additional transaction bonus upon the occurrence of a subsequent transaction unless: (i) the subsequent transaction is related to the change in control; and (ii) the executive is still employed with the Company upon the consummation of the subsequent transaction or is no longer so employed as a result of having been terminated without cause or having resigned for good reason. In the event a series of related transactions occurs subsequent to a change-in-control, the executive shall be entitled to a transaction bonus on each transaction in the series, provided the requirements of (i) and (ii) above are satisfied with respect to each such transaction. As provided for in the employment agreements, for purposes of this provision, a subsequent transaction shall be “related” to a change in control if it was agreed upon at the time of, and is consummated within 2 years of the consummation of, the change in control.

A change in control bonus is based on an amount equal to one times the annual base salary if such termination occurs within the first twelve months of his agreement, or the annual base salary which would otherwise be payable over the remaining term of the agreement if such termination occurs after the first twelve months of the agreement, payable in a lump sum within 90 days after the date of such termination of employment.

We define change of control in all of our named executive office executive employment agreements as ownership change events or series of related ownership change events (collectively, a “Transaction”) in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, direct or indirect beneficial ownership of fifty percent (50%) or more of the total combined voting power of the outstanding voting securities of the Company, or the entity to which the assets of the Company were transferred. The following would be ownership change events: (i) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company (other than a sale, exchange or transfer to one or more subsidiaries of the Company); or (iv) a liquidation or dissolution of the Company. Notwithstanding the foregoing, no change of control, ownership change event or Transaction shall be deemed to have occurred as a result or on account of: (i) a transfer or other disposition, by sale, gift or otherwise, of an interest in the Company by Richard J. Kurtz to his spouse, children or grandchildren, or the spouses of his children, either directly or indirectly for their benefit, in trust or otherwise; or (ii) the death or incapacity of Kurtz wherein his interest is transferred to his heirs only. Our named executive officers shall not be entitled to any payment under their respective executive employment agreements upon the occurrence of, or calculated with reference to, any such transfer or disposition.

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

Equity Incentive Plan (“Equity Plan”)

Our board of directors adopted the Equity Incentive Plan on July 12, 2005, which was approved by our stockholders effective August 31, 2005. The purpose of our Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. In addition, our Equity Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, directors, and consultants to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Our Equity Plan is administered by our compensation committee. A total of 9,925,000 shares of common stock are reserved for award under the Equity Plan, of which 4,882,500 shares were available for future awards as of December 31, 2015.

Director Compensation

Directors receive cash, option, and stock compensation. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings. Non-employee outside directors receive cash compensation at the rate of $12,500 per year, payable quarterly. The following table summarizes compensation for non-employee directors for the year ended December 31, 2015, including costs incurred during 2015 for options and stock in 2015.

DIRECTOR COMPENSATION TABLE

	Fees Earned or						All Other
Name	Paid in Cash ($)		Stock Awards ($)(3)		Option Awards ($)(3)		Compensation ($)(3)		Total ($)
Richard J. Kurtz	—		—		146,502	(5)(6)	775,977	(7)(8)	922,479
Arthur J. Gregg	12,500	(1)	—		69,699	(6)	—		82,199
Jay C. Nadel	192,500	(1)(2)	417,662	(4)	69,699	(6)	—		679,861
Augustus J. Larson	12,500	(1)	—		69,699	(6)	—		82,199

(1)	Represents cash payments paid for director services.

(2)
Includes cash payments paid to Mr. Nadel pursuant to his February 22, 2011 advisory agreement, pursuant to which, the Company agreed to pay him, effective July 1, 2012, $180,000 per year in cash (changed to $200,000 on January 1, 2016) and granted 5,000,000 shares of restricted common stock, which originally vested monthly on a pro-rata basis over a 3 year period ended February 22, 2014, with anti-dilution rights (“Nadel Shares”), in exchange for providing consulting and advisory services, including business development and planning, and assisting management on strategic initiatives (“Nadel Agreement”). Anti-dilution rights continue as long as Nadel Agreement in force.

(3)
The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with FASB ASC 718, recognized by us in fiscal year 2015. The actual value, if any, a director may realize will depend for options on the excess of the market price over the option exercise price on the date the option is exercised and for stock on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by a director will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 - Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions-Share-Based Compensation and Note 17 - Share-Based Payment Arrangements, Equity Incentive Plan, Advisor Plan, and Guaranty Plan of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(4)
For Mr. Nadel, represents the compensation cost recognized by us related to the Nadel Agreement. For 2015, an aggregate of 1,035,743 Nadel Shares were issued and valued and recorded at $417,662. See also Note 17 – Share-Based Payment Arrangements, Advisor Plan, of Notes to Financial Statements included in this Annual Report on Form 10-K for more discussion.

(5)
Represents the compensation cost recognized by us for an option granted under the Equity Plan as consideration for Mr. Kurtz committing to ensure the Company has funding to pay off the aggregate amount of $7.2 million, plus any accrued and unpaid interest, outstanding with respect to the Enhanced Note during 2015:

			Number of Shares	Option
			of Stock Underlying	Expiration	2015 Fiscal Year
Director	Grant Date	Exercise Price ($)	Options Granted	Date	Compensation Cost ($)
Richard J. Kurtz	11/12/2015	0.294	500,000	11/12/2023	47,121

(6)	Represents the compensation cost recognized by us for options activity under the Equity Plan for director services during 2015:

			Number of Shares	Number of Shares	Option
			of Stock Underlying	of Stock Underlying	Expiration	2015 Fiscal Year
Director	Grant Date	Exercise Price ($)	Options Granted	Options Expired	Date	Compensation Cost ($)
Jay C. Nadel	4/28/2014	0.42	100,000	—	4/28/2019	19,273
Arthur J. Gregg	4/28/2014	0.42	100,000	—	4/28/2019	19,273
Augustus J. Larson	4/28/2014	0.42	100,000	—	4/28/2019	19,273
Richard J. Kurtz	5/14/2014	0.54	400,000	—	5/14/2019	99,381
Jay C. Nadel	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Arthur J. Gregg	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Augustus J. Larson	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Richard J. Kurtz	12/28/2010	0.60	—	800,000	12/28/2015	—

(7)
Includes amount of interest expense – related party recognized by us of: (i) $21,269 on $250,000 promissory note dated November 14, 2014; and (ii) $19,852 on $250,000 promissory note dated January 21, 2015, both bearing interest at 8% per annum, with the chairman of the board. Refer to Item 13 – Certain Relationships and Related Transactions below, (j) and (a) for more information.

(8)
Includes the amount of share based compensation expense recognized and classified by us as interest expense – related party for the vested portion of the 3,681,000 Guaranty Shares granted to the chairman of the board for his personal guaranty of the obligations under the Enhanced Note. For 2015, an aggregate of 1,224,763 Guaranty Shares vested and were valued and recorded in the aggregate at $734,856. See also Note 17 – Share-Based Payment Arrangements, Guaranty Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2015 for more discussion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2016 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Lapolla Industries, Inc., 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032. As of March 24, 2016, we had 120,999,016 shares of common stock outstanding.

	Total Shares of Common Stock		Percent
Beneficial Owner	Beneficially Owned (1)		of Class
Directors:
Richard J. Kurtz, Chairman of the Board	72,086,241	(2)	58.61%
Jay C. Nadel, Vice Chairman	9,025,849	(3)	7.34%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	450,000	(4)	0.37%
Augustus J. Larson	450,000	(5)	0.37%
Douglas J. Kramer (9)	650,685	(6)	0.53%
Michael T. Adams (9)	180,000	(7)	0.15%

Executive Officers:
Jomarc C. Marukot, CFO and Treasurer	—		—
Harvey L. Schnitzer, COO	366,667	(8)	0.30%
All Directors and Executive Officers as a Group (8 persons)	83,209,442		67.67%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options and unvested stock granted beneficially owned by such person or entity currently exercisable or exercisable or subject to vesting within 60 days of March 24, 2016. Shares issuable pursuant to the exercise of options exercisable and unvested stock granted that is subject to vesting within 60 days are deemed outstanding and held by the holder of such options or stock for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Comprised of: (i) 70,947,947 shares of our common stock owned directly by Mr. Kurtz; (ii) 933,607 shares of our common stock issuable upon the exercise of vested and exercisable options; and (iii) 204,686 shares of our common stock upon vesting of Guaranty Shares.

(3)	Comprised of: (i) 8,675,849 shares of our common stock owned directly by Mr. Nadel; and (ii) 350,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(4)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Gregg; and (ii) 350,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(5)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Larson; and (ii) 350,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(6)	Comprised of 650,685 shares of our common stock issuable upon the exercise of vested and exercisable options.

(7)	Comprised of 180,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(8)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Schnitzer; and (ii) 266,667 shares of our common stock issuable upon the exercise of vested and exercisable options.

(9)	Mr. Kramer is also our CEO and President and Mr. Adams is also our CGO, EVP, and Secretary.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2015:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders	5,042,500	$0.43	4,882,500
Equity Compensation Plans Not
Approved by Security Holders	—	0.60	—	(1)(2)
Total	5,042,500	$0.46	4,822,500

(1)
We entered into a guaranty arrangement on December 10, 2013 with Mr. Kurtz, chairman of the board and majority stockholder, in his investor capacity ("Guaranty Plan"). The Guaranty Plan, which is not stockholder-approved, consists of a one time grant of 3,681,000 shares of restricted common stock, which vests monthly on a pro rata basis over a 3 year period ("Guaranty Shares"). At December 31, 2015, there were 2,523,347 Guaranty Shares vested and 1,157,653 Guaranty Shares unvested. See also Note 18 – Share-Based Payment Arrangements, Guaranty Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for more discussion.

(2)
We entered into the Nadel Agreement dated February 22, 2011 with Mr. Nadel, a director, for advisory services (the “Advisor Plan”). The Advisor Plan, which is not stockholder-approved, includes the issuance of anti-dilution shares when the anti-dilution provision in the Nadel Agreement is triggered. The anti-dilution shares issuable are incalculable until such time that the anti-dilution provision is triggered. See also Note 18 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for more discussion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a) On November 14, 2014, the Company borrowed $250,000 from the chairman of the board and majority stockholder as a condition precedent to entering into that certain second amendment dated as of November 14, 2014 to the Enhanced Note and that certain eleventh amendment dated November 14, 2014 to the Loan Agreement, and entered into a promissory note (the “11/14/14 Kurtz Note”). Pursuant the 11/14/14 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the Enhanced Note. See also (g) below.

(b) On November 14, 2014, the chairman of the board and majority stockholder provided Management with a financial commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to the Loan Agreement, which matured at the time of entering into this commitment on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement (“Financial Substitution Commitment”). This Financial Substitution Commitment will either be satisfied from his personal funds, or, from funds caused by him to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the chairman of the board fund $250,000 under this Financial Substitution Commitment to meet a request from Bank of America which payment was made on November 14, 2014. This Financial Substitution Commitment was satisfied upon the Company entering into that certain twelfth amendment dated January 23, 2015 to the Loan Agreement, under which the Revolver Loan maturity date was changed from February 15, 2015 to March 31, 2016.

(c) On December 2, 2014, the Company issued 3,908,453 shares of its Common Stock, par value $.01, to Richard J. Kurtz, chairman of the board and principal stockholder, in exchange for the cancellation of $1,485,212 of debt owed by the Company to him, of which $1,300,000 was the principal amount of the 4/16/12 Kurtz Note and $185,212 was the accrued and unpaid interest thereon.  The purchase price for each share of Common Stock was based on the closing price of the Company's Common Stock on December 1, 2014, or $.38 per share. See also (b) above.

(d) On January 21, 2015, the Company borrowed $250,000 from the chairman of the board and majority stockholder as a condition precedent to entering into the Twelfth Amendment and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay 8% per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and Enhanced Note. See also Item (g) below

(e) On January 23, 2015, the Company and Bank of America, N.A. entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Loan Agreement. Pursuant to the Twelfth Amendment, certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 10, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment. Refer to Item (d) above for more information on the Subordinated Debt.

(f) On November 12, 2015, and effective as of October 31, 2015, the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to provide the Company with funding to pay off the Enhanced Obligations, outstanding with respect to the subordinated secured promissory notes issued by the Company in favor of Enhanced Jobs and Enhanced Credit pursuant to the Enhanced Note, of which $2 million will be paid on or before April 30, 2016, under the Commitment Letter. As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. See also (i) below for more information.

(g) On December 21, 2015, the Company, with the consent of Bank of America and Enhanced, repaid an aggregate of $500,000 in principal to the chairman for the Notes Payable - Related Party. Refer to Note 12 - Financing Instruments, Item (c)(i) and (ii) for more information. As a result of the $500,000 principal payment to the chairman by the Company, the chairman was required by Enhanced to pay down the Enhanced Note by $150,000. The Company offset the $150,000 that the chairman paid on its behalf direct to Enhanced against certain arms length sales transactions made by the chairman for the Company's products.

(h) During the year ended December 31, 2015, the Company issued an aggregate of 1,035,743 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $417,662.

(i) On March 18, 2016, the Company and Bank of America, N.A. (“BOA”) entered into a Fourteenth Amendment to that certain Loan and Security Agreement, dated as of August 31, 2010 (as amended from time to time, the “Loan Agreement”), pursuant to which the parties amended the Loan Agreement to, among other things: (i) establish a new tiered level for the applicable margin which provides for varying interest rates based on the fixed charge coverage ratio, effective March 31, 2016; (ii) reduce the basic reserve to zero; (iii) establish a new inventory formula amount allowing, if the Company elects to have an inventory appraisal performed, the lesser of, 65% of the value of eligible inventory or 85% of the net orderly liquidation value of eligible inventory and up to $6,000,000, (iv) reduce the amount of the revolver loan facility to provide for an aggregate amount of $12,000,000 (to save on unused revolver loan fees), (v) adjust the revolver loan termination date to the earlier to occur of March 31, 2019 or 90 days prior to the maturity date of subordinated secured promissory notes issued to Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (the “Enhance Notes”), which mature on December 10, 2017, (vi) adjust the formula for determining the unused line fee, which provides for a new varying percentage unused line fee based on the amount by which the revolver commitment exceeds the average daily balance of the revolver loans and stated amount of letters of credit, (vii) change the borrowing base reporting frequency from daily to weekly, subject to certain availability requirements, and (viii) add a new section to allow for repayments of principal amounts by the Company on the Enhanced Notes, subject to meeting certain borrowing base limitations. Refer to Item (f) above for more information on repayment of Subordinated Debt.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Hein & Associates, LLP (“Hein”), our independent registered public accounting firm, audited our financial statements for the years ended December 31, 2015 and 2014. The audit committee of the board of directors selects the independent registered public accounting firm. The table below shows the aggregate fees billed to us by our independent registered public accounting firm for the fiscal years ended December 31,

Fee Category	2015		2014
Audit Fees	$107,250	(1)	$123,811	(1)
Audit-Related Fees	—		—
Tax Fees	16,675	(2)	21,368	(2)
All Other Fees	—		—
Total	$123,925		$145,179

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

Policy on Audit Committee Pre-Approval

As part of its required duties, the audit committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be presented to the full audit committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2015 were pre-approved in accordance with the audit committee’s pre-approval requirements.

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

Date:	March 28, 2016	LAPOLLA INDUSTRIES, INC.

By: /s/ Douglas J. Kramer
Douglas J. Kramer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ Douglas J. Kramer	Chief Executive Officer, President and Director	March 28, 2016
Douglas J. Kramer	(Principal Executive Officer)

By: /s/ Jomarc C. Marukot	Chief Financial Officer and Treasurer	March 28, 2016
Jomarc C. Marukot	(Principal Financial and Accounting Officer)

By: /s/ Richard J. Kurtz	Chairman of the Board	March 28, 2016
Richard J. Kurtz

By: /s/ Jay C. Nadel	Director	March 28, 2016
Jay C. Nadel

By: /s/ Arthur J. Gregg	Director	March 28, 2016
Arthur J. Gregg

By: /s/ Augustus J. Larson	Director	March 28, 2016
Augustus J. Larson

By: /s/ Michael T. Adams	Director	March 28, 2016
Michael T. Adams

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
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

10.62+	Option Agreement dated April 28, 2014, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.62 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.63+	Option Agreement dated April 28, 2014, between Arthur J. Gregg and the Company (incorporated by reference to Exhibit 10.63 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.64+	Option Agreement dated April 28, 2014, between Augustus J. Larson and the Company (incorporated by reference to Exhibit 10.64 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.65+	Option Agreement dated April 28, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.65 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.66+	Option Agreement dated April 28, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.66 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.67+	Option Agreement dated April 28, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.67 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.68+	Option Agreement dated May 14, 2014, between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.68 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.69+	Option Agreement dated October 14, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.69 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.70+	Option Agreement dated November 26, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.70 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.71+	Option Agreement dated December 22, 2014, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.71 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.72+	Option Agreement dated December 22, 2014, between Arthur J. Gregg and the Company (incorporated by reference to Exhibit 10.72 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.73+	Option Agreement dated December 22, 2014, between Augustus J. Larson and the Company (incorporated by reference to Exhibit 10.73 to Form 10-K dated December 31, 2014, filed March 31, 2015).
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

10.85+	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.63 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.86
Thirteenth Amendment dated May 29, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.87
Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.18 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.88
First Amendment dated November 13, 2014 to that certain Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.19 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.89	Promissory Note dated November 14, 2014 between Lapolla Industries, Inc. and Richard J. Kurtz (incorporated by reference to Exhibit 10.20 to Form 8-K dated May 29, 2015, filed June 10, 2015).
10.90	Promissory Note dated January 21, 2015 between Lapolla Industries, Inc. and Richard J. Kurtz (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).

10.91
Second Amendment dated May 29, 2015 to that certain Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.22 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.92+
First Amendment, effective January 1, 2014, to Employment Agreement dated January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2015, filed November 12, 2015).

10.93
Third Amendment dated December 15, 2015 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 15, 2015, filed December 18, 2015).

10.94
Amended and Restated Guaranty Agreement dated December 15, 2015 by and among Richard J. Kurtz and Enhanced Credit Supported Loan Fund, LP, as Agent for Enhanced Jobs for Texas Fund, LLC, and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.7 to Form 8-K dated December 15, 2015, filed December 18, 2015).

10.95
Fourteenth Amendment dated March 18, 2016 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to Form 8-K dated March 18, 2016, filed March 24, 2016).

10.96	Commitment Letter dated November 12, 2015 from Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2015, filed November 12, 2015).
10.97*+	Option Agreement dated November 12, 2015, between Richard J. Kurtz and and the Company.
10.98*+	Option Agreement dated March 14, 2016, between Richard J. Kurtz and and the Company.
10.99*+	Option Agreement dated March 14, 2016, between Douglas J. Kramer and and the Company.
23.1*	Consent of Hein & Associates LLP incorporated by reference in Registration Statement (Form S-3 No. 333-143922) of March 28, 2016 report.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

* Filed herewith
+ Management contract or compensation plan or arrangement

2015 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

www.lapolla.com

(i)

 LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

As of Years Ended December 31, 2015 and 2014	F-2

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(ii)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lapolla Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2015 and 2014 and the related statements of operations, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

Hein & Associates LLP
Houston, Texas
March 28, 2016

LAPOLLA INDUSTRIES, INC.
BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,006,030	8,880,364
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	42,120	18,411
Inventories	8,173,534	5,268,025
Prepaid Expenses and Other Current Assets	1,174,277	1,149,279
Total Current Assets	19,395,961	15,316,079

Property, Plant and Equipment	1,086,516	1,364,613

Other Assets:
Goodwill	4,234,828	4,234,828
Other Intangible Assets, Net	1,197,033	1,183,452
Deposits and Other Non-Current Assets, Net	212,430	399,083
Total Other Assets	5,644,291	5,817,363

Total Assets	$26,126,768	$22,498,055

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$6,383,544	$6,985,373
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	51,353	—
Accrued Expenses and Other Current Liabilities	2,772,812	1,758,660
Total Current Liabilities	9,207,709	8,744,033

Other Liabilities:
Non-Current Portion of Revolver Loan	6,736,267	5,435,005
Non-Current Portion of Note Payable – Enhanced Note	7,519,026	7,157,852
Non-Current Portion of Note Payable – Related Party	—	250,000
Accrued Interest – Note Payable – Related Party	3,888	3,173
Deferred Tax Liability	364,600	—
Total Other Liabilities	14,623,781	12,846,030

Total Liabilities	23,831,490	21,590,063

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 122,125,072 and 119,839,566 Issued
and Outstanding for 2015 and 2014, respectively.	1,221,251	1,198,396
Additional Paid-In Capital	91,930,422	89,989,110
Accumulated Deficit	(90,733,484)	(90,156,603)
Accumulated Other Comprehensive Loss	(122,911)	(122,911)
Total Stockholders' Equity	2,295,278	907,992

Total Liabilities and Stockholders' Equity	$26,126,768	$22,498,055

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Sales	$78,649,329	$72,065,015

Cost of Sales	60,264,197	58,460,940

Gross Profit	18,385,132	13,604,075

Operating Expenses:
Selling, General and Administrative	13,932,641	13,259,920
Professional Fees	1,158,358	915,369
Depreciation	145,793	166,293
Amortization of Other Intangible Assets	284,167	278,826
Consulting Fees	809,433	498,963
Total Operating Expenses	16,330,392	15,119,371

Operating Income (Loss)	2,054,740	(1,515,296)

Other (Income) Expense:
Interest Expense	1,318,859	1,193,298
Interest Expense – Related Party	775,424	805,608
Interest Expense – Amortization of Discount	181,203	182,444
Other, Net	(35,880)	(35,697)
Total Other (Income) Expense	2,239,606	2,145,653

Income (Loss) Before Income Taxes	$(184,866)	$(3,660,949)

Provision for Income Taxes	$392,015	$—

Net Loss	$(576,881)	$(3,660,949)

Net Loss Per Share – Basic and Diluted	$—	$(0.03)
Weighted Average Shares Outstanding	121,283,432	115,359,714

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par $0.01	Paid-In Capital	Accumulated (Deficit)	Comprehensive (Loss)	Stockholders' Equity
As of December 31, 2013	114,148,378	$1,141,484	$86,734,757	$(86,495,654)	$(122,911)	$1,257,676

Net Loss	—	—	—	(3,660,949)	—	(3,660,949)

Issuance of Common Stock	5,691,188	56,912	(56,912)	—	—	—
Conversion of Note Payable - Related Party and
Accrued Interest – Related Party to Common Stock	—	—	1,485,212	—	—	1,485,212
Share Based Compensation Expense	—	—	1,091,195	—	—	1,091,195
Interest Expense – Related Party	—	—	734,858	—	—	734,858

As of December 31, 2014	119,839,566	$1,198,396	$89,989,110	$(90,156,603)	$(122,911)	$907,992

Net Loss	—	—	—	(576,881)	—	(576,881)

Issuance of Common Stock	2,285,505	22,855	(22,855)	—	—	—
Share Based Compensation Expense	—	—	1,229,311	—	—	1,229,311
Interest Expense – Related Party	—	—	734,856	—	—	734,856

As of December 31, 2015	122,125,071	$1,221,251	$91,930,422	$(90,733,484)	$(122,911)	$2,295,278

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net Loss	$(576,881)	$(3,660,949)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	357,995	394,309
Amortization of Other Intangible Assets	284,167	278,826
Provision for Losses on Accounts Receivable	296,572	583,424
Share Based Compensation Expense	1,229,311	1,091,195
Interest Expense – Enhanced Notes PIK	329,971	291,847
Interest Expense – Related Party	775,424	805,608
Interest Expense – Amortization of Discount	181,203	182,444
Deferred Income Tax Provision	364,600	—
Gain on Disposal of Assets	(3,709)	(15,679)
Loss on Foreign Currency Exchange	59,835	68,767
Changes in Assets and Liabilities:
Trade Receivables	(1,487,356)	(1,839,626)
Inventories	(2,905,509)	153,910
Costs and Estimates Earnings in Excess of Billings on Uncompleted Contracts	(23,709)	(18,411)
Prepaid Expenses and Other Current Assets	(64,850)	101,035
Other Intangible Assets	(297,748)	(297,121)
Deposits and Other Non-Current Assets	186,653	287,575
Accounts Payable	(596,547)	293,935
Accrued Expenses and Other Current Liabilities	1,014,152	301,765
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	51,353	—
Net Cash Used in Operating Activities	$(825,073)	$(997,146)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(76,189)	(207,191)
Proceeds from Disposal of Property, Plant and Equipment	—	63,095
Net Cash Used in Investing Activities	$(76,189)	$(144,096)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	83,858,278	75,459,796
Principal Repayments to Revolver Loan	(82,557,016)	(74,563,955)
Proceeds from Note Payable – Related Party	250,000	250,000
Principal Repayments to Note Payable - Related Party	(500,000)	—
Principal Repayments to Note Payable - Enhanced Note	(150,000)	(4,599)
Net Cash Provided by Financing Activities	901,262	1,141,242

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Year	—	—
Cash at End of Year	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	849,911	782,424

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Restricted Stock for Personal Guaranty by Related Party Classified as Interest Expense	$734,856	$734,858
Accrued Interest – Related Party	3,888	3,173
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

Trade Receivables and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s customers consist primarily of contractors and distributors. Trade receivables consist primarily of uncollateralized customer obligations, including personal guarantees when obtainable, due under normal trade terms which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. The Company has trade receivables from a diverse customer base. The Company has a credit insurance policy in place covering most customer account balances. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represented more than 10% of sales for each of the years ended December 31, 2015 and 2014. No customer represented more than 10% of trade receivables at December 31, 2015 or 2014.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

 Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities. (b) Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 1, 2, or 3 assets or liabilities at December 31, 2015 and 2014, respectively. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, and other payables and accruals approximate fair value due to short period of time to maturity.

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

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. The Company's deferred tax asset was approximately $27.4 Million and $24.6 Million at December 31, 2015 and 2014, respectively. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 through 2014. The Company recorded a valuation allowance against the deferred tax asset of $27.8 Million and $24.6 Million at December 31, 2015 and 2014, creating a deferred tax liability of $364 thousand and zero, respectively. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2015, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2015. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $1,086,516 and depreciation expense totaled $357,995 as of and for the year ended December 31, 2015. Net property, plant and equipment totaled $1,364,613 and depreciation expense totaled $394,309 as of and for the year ended December 31, 2014.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. There were no property, plant and equipment impairment charges recorded during the years ended December 31, 2015 or 2014.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of an acquired business. Goodwill was $4,234,828 at December 31, 2015 and 2014. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 9 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if Management believes indicators of impairment exist, by comparing the carrying value of each of reportable unit to their estimated fair values. The annual evaluation is performed in the fourth quarter of each calendar year. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value, including assigned goodwill. In the fourth quarter of 2015 and 2014, the Company conducted the required annual test of goodwill for impairment. Management uses the income approach to estimate the fair market value of the business segments based on expected future economic benefits. This approach serves to estimate the value of the specific income stream with consideration given to the risk inherent in that income stream. The income approach is most relevant when valuing an equity interest that is based on the premise that Lapolla is considered a going concern or a viable business for the foreseeable future. Lapolla used the discounted cash flow method under the income approach in its analysis. In applying the discounted cash flow method, Lapolla identified the level of cash flow estimated for five years. The annual estimated cash flows and terminal value were then discounted to present value, at an appropriate discount rate, to arrive to the indication of fair market value for each reporting unit. The discount rate utilized reflected the estimate of investor-required rates of return for investments that are seen as similar to an investment in similarly situated companies like Lapolla. The assumptions were consistent with those utilized in the Company’s operating plan and long term financial planning process and considered historical experience and current and future expected market and industry conditions. There were no goodwill impairment charges recorded during the years ended December 31, 2015 or 2014.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Other Intangible Assets

The Company had other intangible assets, net of $1,197,033 and $1,183,452 at December 31, 2015 and 2014, respectively, consisting of product formulations, and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $284,167 and $278,826 for the years ended December 31, 2015 and 2014, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 9 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. There were no long-lived asset impairment charges recorded during the years ended December 31, 2015 or 2014.

Revenue Recognition

Sales are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight). Freight included in revenue was $958,227 and $998,803 in 2015 and 2014, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $4,219,062 and $4,441,402 in 2015 and 2014, respectively. Revenues are recorded net of sales tax.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a Black-Scholes valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share-based compensation are included in Note 18 to our financial statements. Share-based compensation expense was $1,180,144 and $1,058,327 in 2015 and 2014, respectively. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $545,000 and $617,000 at December 31, 2015 and 2014, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. There were $116,198 and $168,817 costs for advertising deferred on the Company’s balance sheets as of December 31, 2015 and 2014, respectively. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $1,068,000 and $982,000 in 2015 and 2014, respectively.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  The standard requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the provisions of the guidance in the first quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company adopted the provisions of the guidance in the fourth quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company adopted the provisions of the guidance in the fourth quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company adopted the provisions of the guidance in the fourth quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1.    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions - continued.

New Accounting Standards Not Yet Adopted

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 2. Liquidity.

The Company has an accumulated deficit of $90,733,484, a net loss of $576,881, and used $825,073 of cash in operating activities as of and for the year ended December 31, 2015. As a result, there are concerns about the liquidity of the Company at December 31, 2015. The Company has a working capital surplus of $10,188,252. Management believes that any cash generated from operations and the Revolver Loan availability, subject to borrowing base limitations, based on budgeted sales and expenses as supported by credit, margin and expense controls, are sufficient to fund the Company’s operations, including capital expenditures, through 2016.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2015 and 2014, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 39% and 43% of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following as of December 31:

	2015	2014
Trade Receivables	$10,551,323	$9,497,247
Less: Allowance for Doubtful Accounts	(545,293)	(616,883)
Trade Receivables, Net	$10,006,030	$8,880,364

Note 5. Contracts.

Costs, estimated earnings and billings on uncompleted contracts are comprised of the following as of December 31:

	2015	2014
Costs Incurred on Uncompleted Contracts	$1,089,036	$964,121
Estimated Earnings on Uncompleted Contracts	305,581	246,471
	1,394,617	1,210,592
Less: Billings to Date	(1,403,850)	(1,192,181)
	$(9,233)	$18,411

Included in the accompanying balance sheets under the following captions as of December 31:

	2015	2014
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$42,120	$18,411
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(51,353)	—
	$(9,233)	$18,411

Note 6. Inventories.

The following is a summary of inventories as of December 31:

	2015	2014
Raw Materials	$2,599,047	$1,461,040
Finished Goods	5,574,487	3,806,985
Total	$8,173,534	$5,268,025

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets as of December 31:

	2015	2014
Prepaid Insurances	$636,734	$568,088
Prepaid Marketing	116,198	172,919
Prepaid Consulting	57,784	60,266
Prepaid Other	363,561	348,006
Total Prepaid Expenses and Other Current Assets	$1,174,277	$1,149,279

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment for the years ended December 31:

	2015	2014	Estimated Useful Life
Vehicles	$462,258	$475,357	5 Years
Leasehold Improvements	288,777	288,777	13 – 15 Years
Office Furniture and Equipment	307,349	297,737	3 – 7 Years
Computers and Software	945,543	897,102	3 – 5 Years
Machinery and Equipment	2,516,994	2,503,062	3 – 20 Years
Total Property, Plant and Equipment	$4,520,921	$4,462,035
Less: Accumulated Depreciation	(3,434,405)	(3,097,422)
Total Property, Plant and Equipment, Net	$1,086,516	$1,364,613
Depreciation expense was $357,995 and $394,309 for the years ended 2015 and 2014, of which $212,202 and $228,016 were included in cost of sales for 2015 and 2014, respectively.

Note 9.    Goodwill and Other Intangible Assets.

The following is a summary of Goodwill as of December 31:

Goodwill

	2015	2014
Foam	$2,932,208	$2,932,208
Coatings	1,302,620	1,302,620
	$4,234,828	$4,234,828

The following is a summary of Other Intangible Assets as of December 31:

Other Intangible Assets

	2015			2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period
Product Formulations	$138,471	(95,391)	$43,080	138,471	$(90,775)	47,696	15 Years
Trade Names	750,186	(369,237)	380,949	750,186	(319,224)	430,962	15 Years
Approvals and Certifications	3,201,996	(2,428,992)	773,004	1,835,013	(1,130,219)	704,794	5 Years
	$4,090,653	$(2,893,620)	$1,197,033	$2,723,670	$(1,540,218)	$1,183,452

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 9.    Goodwill and Other Intangible Assets - continued.

Based on the other intangible assets in service as of December 31, 2015, estimated amortization expense for the years ending December 31, 2016 through December 31, 2019 and thereafter is as follows:

	2016	2017	2018	2019	2020	Thereafter
Product Formulations	$9,231	$9,231	$9,231	$9,231	$6,156	$—
Trade Names	50,012	50,012	50,012	50,012	50,012	130,889
Approvals and Certifications	257,668	257,668	257,668	—	—	—
	$316,911	$316,911	$316,911	$59,243	$56,168	$130,889

Note 10. Deposits and Other Non-Current Assets, Net.

The following is a summary of deposits and other non-current assets as of December 31:

	2015	2014
Deferred Financing Fees	$118,554	$195,201
Prepaid Expenses	25,291	7,104
Other Receivables	5,000	43,193
Deposits	63,585	153,585
Total Deposits and Other-Non-Current Assets	$212,430	$399,083

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities as of December 31:

	2015	2014
Accrued Payroll	$(5,922)	$206,364
Accrued Commissions	128,399	113,193
Accrued Inventory	438,125	108,016
Accrued Taxes and Other	1,725,220	818,544
Accrued Insurance	459,376	482,007
Deferred Finance Charge Income	27,614	30,536
Total Accrued Expenses and Other Current Liabilities	$2,772,812	$1,758,660

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12. Financing Instruments.

(a) Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, under which Bank of America agreed to provide a $12,000,000 (changed from $13 million to reduce unused line fees) revolver loan (“Revolver Loan”), which matures in accordance with the following events: the earliest to occur of (a) March 31, 2019 or (b) 90 days prior to the maturity date of the Enhanced Note (as defined in Note 12 - Financing Instruments, Item (b) Note Purchase Agreement, subsection (i) below). Based on the current maturity of the Enhanced Note, the actual maturity date of the Loan Agreement is September 11, 2017. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The Base Rate is equal to the greater of (a) the Prime Rate; (b) the Federal Funds Rate, plus 0.50%; or (c) LIBOR for a 30 day interest period, plus 1.50% (See also Note 20 - Subsequent Events, Item (c), for additional information on interest rate changes). The Company has three material debt covenants to comply with on the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory up to $6,000,000, or if the Company elects to have an inventory appraisal performed, the lesser of, 65% of eligible inventory or 85% of the net orderly liquidation value percentage of the value of eligible inventory, up to $6,000,000); and (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to Bank of America daily. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At December 31, 2015 and 2014, the balance outstanding on the Revolver Loan was $6,736,267 and $5,435,005, and the weighted-average interest rate was 4.6% and 4.3%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at December 31, 2015 and 2014 was $2,237,428 and $1,077,892, respectively. At December 31, 2015, the Company was in compliance with all of the Loan Agreement debt covenants.

See Note 20 – Subsequent Events, Item (c) for more information.

(b) Note Purchase Agreements.

(i) Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, authorizing the issuance of an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2017 (“Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. Repayment of the Enhanced Note is required on the maturity date of December 10, 2017. The aggregate interest rate of 11.5% per annum is payable monthly and will increase to 12.5% per annum if the Enhanced Note has a balance greater than $4,000,000 after April 30, 2016. The Company has the right to prepay the Enhanced Note and the Chairman has committed to ensure funding is in place at least ninety (90) days prior to the maturity date of the Enhanced Note so the maturity date on our Loan Agreement with Bank of America is not accelerated. The Company also entered into a security agreement with the Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with on the Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum [Adjusted] EBITDA, which cannot for the three (3) months ending on the last day of each month set forth in a schedule, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. Based on a prior Enhanced note being refinanced in connection with the current Enhanced Note, due to the effective interest rate on the refinanced balance of the prior Enhanced note being higher than the current Enhanced Note, a gain on extinguishment of debt resulted. The current Enhanced Note was recorded at fair value on December 10, 2013, resulting in a gain on extinguishment of debt of $398,886, a write off of $45,512 for old debt issuance costs, and a purchase discount of $542,886 which is being amortized to interest expense using the effective interest method over the three year term of the current Enhanced Note (See also (ii) below). At December 31, 2015 and 2014, the balance outstanding on the Enhanced Note was $7,519,026 and $7,157,852, and the effective interest rate was 23.6% and 23.6%, respectively. At December 31, 2015, the Company was in compliance with all of the Enhanced Note debt covenants. See also (iii) below for more information.

(ii) Guaranty Agreement. In connection with the Enhanced Note described in (b)(i) above, the chairman of the board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent under the Enhanced Note, to secure the Company’s performance under the Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Enhanced Note, granted Guarantor 3,681,000 shares of restricted common stock, par value $.01, which shares vest monthly on a pro rata basis over the three year term of the Enhanced Note (“Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Note. At December 31, 2015, there were 2,523,347 Guaranty Shares vested, valued and recorded at $1,514,008.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12. Financing Instruments - continued.

(iii) Chairman of the Board Commitment. On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment Letter”), the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to ensure the Company had funding to pay off the aggregate amount of $7.2 million, plus any accrued and unpaid interest (the “Obligations”), outstanding with respect to the Enhanced Note, of which $2 million is required from him by April 30, 2016 if the Company does not repay that amount (the Commitment”). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Note. Refer to (c)(i) and (ii) below for more information. See also Note 13 – Related Party Transactions, Item (h).

(c) Notes Payable – Related Party.

(i) November 14, 2014 Promissory Note. The Company entered into a $250,000 promissory note with the chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the Enhanced Note described in (a) and (b)(i) above. The Company, with consent of Bank of America and Enhanced, paid the $250,000 principal amount back to the chairman during the fourth quarter of 2015, and at December 31, 2015, there was $0 in accrued and unpaid interest.  Refer to Note 13 – Related Party Transactions, Item (h), for more information.

(ii) January 21, 2015 Promissory Note. The Company entered into a $250,000 promissory note with the chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the Enhanced Note described in (a) and (b)(i) above. The Company, with consent of Bank of America and Enhanced, paid the $250,000 principal amount back to the chairman during the fourth quarter of 2015, and at December 31, 2015, there was $3,888 in accrued and unpaid interest.  Refer to Note 13 – Related Party Transactions, Item (h), for more information.

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
NOTES TO FINANCIAL STATEMENTS
(Continued)

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

(d) On January 21, 2015, the Company borrowed $250,000 from the chairman of the board and majority stockholder as a condition precedent to entering into the Twelfth Amendment and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay 8% per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and Enhanced Note. See also Item (e) below.

(e) On January 23, 2015, the Company and Bank of America, N.A. entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Loan Agreement. Pursuant to the Twelfth Amendment, certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 10, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment. Refer to Item (d) above for more information on the Subordinated Debt.

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

(g) On November 12, 2015, and effective as of October 31, 2015, the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to provide the Company with funding to pay off the Enhanced Obligations, outstanding with respect to the subordinated secured promissory notes issued by the Company in favor of Enhanced Jobs and Enhanced Credit pursuant to the Enhanced Note, of which $2 million will be paid on or before April 30, 2016, under the Commitment Letter. As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. See also (h) below for more information.

(h) On December 21, 2015, the Company, with the consent of Bank of America and Enhanced, repaid an aggregate of $500,000 in principal to the chairman for the Notes Payable - Related Party. Refer to Note 12 - Financing Instruments, Item (c)(i) and (ii) for more information. As a result of the $500,000 principal payment to the chairman by the Company, the chairman was required by Enhanced to pay down the Enhanced Note by $150,000. The Company offset the $150,000 that the chairman paid on its behalf direct to Enhanced against certain arms length sales transactions made by the chairman for the Company's products.

(i) During the year ended December 31, 2015, the Company issued an aggregate of 1,035,743 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $417,662.

(j) During the year ended December 31, 2015, the Company vested an aggregate of 1,224,763 shares of restricted common stock issued as Guaranty Shares, to the chairman of the board and majority stockholder in connection with his personal guaranty required with the Enhanced Note, which transactions were valued and recorded in the aggregate at $734,858, and classified as interest expense – related party.

See also Note 20 Subsequent Events, Items (a), (b) and (c), for more information.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 14. Income Taxes.

The components of income tax expense for the years ended at December 31:

	2015	2014
Current:
Federal	$—	$—
State	27,415	29,304
Total Current	27,415	29,304
Deferred:
Federal	364,600	—
State	—	—
Total Deferred	364,600	—
Total Tax Provision	$392,015	$29,304

The following is a reconciliation of expected tax expense to actual expense for the years ended at December 31:

	2015	2014
Federal Income Tax Expense/(Benefit)	$(62,456)	$(1,244,723)
State Income Tax	494,298	29,304
Nondeductible Expenses	39,734	36,920
Provision to Return Reconciling Items	(3,210,798)	(597,810)
Change in Valuation Allowance	3,229,596	1,805,613
Other	(98,359)	—
Total Tax Provision	$392,015	$29,304

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. Significant components of the Company's deferred tax asset at December 31:

Deferred Tax Assets:	2015	2014
Federal and State Net Operating Loss Carry-Forward	$25,985,806	$24,297,540
Share-Based Compensation	1,151,050	—
Other Temporary Differences	1,050,615	980,781
Total	$28,187,471	$25,278,321

Deferred Tax Liabilities
Tax Goodwill	$(364,600)	$—
Depreciation	(279,991)	(318,669)
Other Temporary Differences	(130,303)	(412,071)
Total	$(774,894)	$(730,740)

Net Deferred Tax Asset	$27,412,577	$24,547,581
Valuation Allowance	(27,777,177)	(24,547,581)
Deferred Tax Liability	$(364,600)	$—

At December 31, 2014, the Company had available, net operating loss carry-forwards of approximately $67.3 million for Federal income tax purposes and net operating loss carry-forwards of approximately $5.5 million for State income tax purposes, which will begin to expire in 2018. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code, as amended. The usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 15. Commitments and Contingencies.

Leases

The Company conducts operations in leased facilities located in Texas and New Jersey. The Texas lease includes lease concessions which amounts are included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease terms.

Future minimum lease payments required under the non-cancelable operating lease as and for the years ending December 31 are as follows:

2016	2017	2018
$463,802	$435,613	$435,613

Rent expense for the years ended December 31, 2015 and 2014 was $116,360 and $116,887, respectively.

Legal Proceedings.

(a)Neil and Kristine Markey, et al., Plaintiffs v. Lapolla Industries, Inc., Delfino Insulation, et al, Defendants

A complaint initially entitled Neil and Kristine Markey, individually, and on behalf of all others similarly situated, Plaintiffs, vs. Lapolla industries, Inc., a Delaware corporation; Lapolla International, Inc., a Delaware corporation; and Delfino Insulation Company, Inc., a New York Corporation, Defendants, was filed in the United States District Court for the Eastern District of New York and served on or about October 10, 2012 and amended last on November 11, 2013.  Plaintiffs brought this lawsuit only individually, having amended out any request for a class action. The complaint alleged, among other things, that Lapolla designed, labeled, distributed, and manufactured spray polyurethane foam insulation, which created a highly toxic compound when applied as insulation resulting in exposure to harmful gases. Plaintiffs sought: actual, compensatory, and punitive damages; injunctive relief; and attorney fees. Lapolla considered the allegations to be without merit and vigorously defended the allegations. On February 4, 2015, the Court dismissed the litigation with prejudice, per the voluntary request of Plaintiffs upon the advice of their new counsel and after their original litigation counsel withdrew citing irreconcilable differences with the Plaintiffs.  The Court retained jurisdiction to address a pending motion for sanctions filed by Lapolla.  The primary basis for Lapolla’s motion for sanctions is the Plaintiffs’ and their original attorney’s filing of the lawsuit without sufficient factual basis for the claims of personal injury and for failing to comply with discovery obligations to produce numerous potentially dispositive documents that Plaintiffs knew existed and their original counsel either knew or should have known existed.  Lapolla seeks to recover over $800,000 in legal fees for the defense of the lawsuit. All motions have been filed with the Court and Lapolla is awaiting a final ruling. The final outcome of this litigation cannot be determined at this time.

(b)Robert and Cynthia Gibson, individually, and as parents and natural guardians of Robert Harvey Lee Gibson, Plaintiffs v. Lapolla Industries, Inc. and Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc., and Tailored Chemical Products, Inc., Defendants.

On March 5, 2014, the Plaintiffs filed a complaint in the Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida, against Lapolla, Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc., alleging, among other things, negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s deceptive and unfair trade practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, resulting in personal injuries and real property damage. Plaintiffs sought, among other things: actual, compensatory, statutory, and punitive damages; injunctive relief; medical monitoring, and attorney fees. Lapolla vigorously defended the allegations which proved to be without merit.  As a result, Plaintiffs, by and through their counsel agreed to drop the lawsuit and dismiss same with prejudice. All parties shall bear their own fees and costs. Settlement documents and releases are currently being prepared and expected to be executed shortly.

(c)Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel, Plaintiffs v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta, Defendants.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 15. Commitments and Contingencies - continued.

(d)Evanston Insurance Company, Plaintiff v. Lapolla Industries, Inc., Defendant.

On October 28, 2013, Evanston Insurance Company filed its original complaint for declaratory judgment against Lapolla industries, Inc. in the Southern District of Texas, Houston Division. Evanston seeks a declaratory judgment that it has no duty to defend or indemnify Lapolla in the Guzzo Litigation.  Lapolla made an appearance in the case on February 14, 2014 after being served with a First Amended Complaint. Lapolla considers the allegations to be without merit and is seeking declaration from the court that Evanston does have a duty to defend and indemnify Lapolla. The court ruled on the summary judgment motions on February 23, 2015, finding that Evanston had no duty to defend.  The Court signed a final judgment on March 18, 2015. On April 14, 2015, Lapolla filed a Notice of Appeal. Lapolla filed its Appeal with the United States Court of Appeals for the Fifth Circuit on July 13, 2015. This matter concluded on January 11, 2016 with the 5th Circuit affirming the trial court’s ruling finding no duty to defend in the Commaroto case.

(e)Joseph Greco and Penny Greco, Plaintiffs v. Lapolla Industries, Inc., Jagodzinski Construction, Inc., and John Does, Defendants.

On August 27, 2014, Joseph Greco and Penny Greco filed a Complaint in New York State Court, County of Monroe, against Lapolla, Jagodzinski Construction, Inc., and John Does.  The complaint alleged, among other things, negligence, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, violations of the NY deceptive trade practices act, and a NY false advertising statute, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, allegedly resulting in personal injuries and real property damage. The Grecos sought, among other things: general, compensatory, and punitive damages; restitution, and attorney fees, costs, and disbursements.  Lapolla vigorously defended the allegations which proved to be without merit.  As a result, Plaintiffs, by and through their counsel agreed to drop all claims against Lapolla and dismiss same with prejudice. Plaintiffs and Lapolla shall bear their own fees and costs. Settlement documents and releases are currently being prepared and expected to be executed shortly. Notwithstanding, Jagodzinski Construction, Inc. continues to seek contribution rights as to Lapolla for any of Plaintiffs’ alleged damages. Lapolla is vigorously defending same claim, and asserts that it is of no merit. The outcome of the Jagodzinki contribution aspect is undetermined at this time.

(f)Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Note 16. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents were not considered in calculating diluted net loss per common share for the years ended December 31, 2015 and 2014 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share for the years ended:

	2015	2014
Net loss available to common shareholders (A)	$(576,881)	$(3,660,949)
Weighted average common shares outstanding (B)	121,283,432	115,359,714
Dilutive effect of employee equity incentive plans	—	880,000
Weighted average common shares outstanding, assuming dilution (C)	121,283,432	116,239,714
Basic earnings per common share (A)/(B)	$(0.00)	$(0.03)
Diluted earnings per common share (A)/(C)	$(0.00)	$(0.03)

For 2015, a total of 5,017,500 shares of common stock were excluded from the calculation of diluted earnings per common share, of which all 5,017,500 shares were for outstanding, vested and exercisable stock options that had an exercise price greater than the market value of the common share as of the period then ended (out-of-the-money"). For 2014, a total of 4,140,000 shares of common stock were excluded from the calculation of diluted earnings per common share, of which: (a) 3,260,000 shares were for outstanding, vested and exercisable stock options that were out-of-the-money, and (b) 880,000 shares were for outstanding, vested and exercisable stock options that had an exercise price equal to or lesser than the market value of the common share as of the period then ended (“in-the-money”). Outstanding, vested and exercisable out-of-the money stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, and outstanding, vested and exercisable in-the-money stock options could be included in the calculation in the future if the Company reports a profit.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 17. Securities Transactions.

(a) During 2015, the Company issued an aggregate of 1,035,743 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $417,662 for advisory and consulting services.

(b) During 2015, the Company issued an aggregate of 1,224,763 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $734,858 and classified as interest expense – related party pursuant to a guaranty made in connection with a financing.

(c) During 2015, the Company issued 25,000 shares of common stock, par value $.01 per share, for a stock bonus to an executive officer, employee, which transaction was valued and recorded at $16,250.

Note 18.    Share–Based Payment Arrangements.

The Company reports share-based compensation arrangements using a straight-line fair valuation model for stock awards and Black-Scholes fair valuation model for option awards to calculate compensation expense over the requisite service period of grants. At December 31, 2015, the Company had three share based compensation plans, including the Equity Incentive Plan (“Equity Plan”), Advisory and Consulting Agreement Plan (“Advisor Plan”), and Guaranty Agreement Plan (“Guaranty Plan”) in effect. Compensation cost charged against income for all compensation and incentive plans for 2015 and 2014 was $1,964,167 and $1,826,051, respectively.

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

For 2015, there was an aggregate of 2,125,000 awards granted and/or vested to directors, officers, and key employees, of which 2,100,000 were for options granted and 25,000 were for stock awards vested. For 2014, there was an aggregate of 5,417,500 awards granted to directors, officers, and key employees, of which 5,317,500 were for options and 100,000 were for stock awards. As of December 31, 2015, total compensation cost related to non-vested stock options was $1,415,168, which is expected to be recognized over 2.0 years after December 31, 2015 (24 months on a weighted-average basis). As of December 31, 2014, total compensation cost related to non-vested stock options was $2,605,910. There were 4,882,500 shares issuable and available for grant at December 31, 2015. Stock option and bonus activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

Option Awards

	2015		2014
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of Options	Exercise Price
Outstanding-Beginning of Year	7,277,500	$0.47	5,040,000	$0.60
Granted	2,100,000	0.33	5,317,500	—
Exercised	—	—	—	—
Canceled, Expired or Forfeited	(4,360,000)	0.46	(3,080,000)	0.61
Outstanding - End of Year	5,017,500	0.48	7,277,500	0.47
Exercisable - End of Year	2,667,500	$0.73	4,415,000	$0.47

The weighted-average grant-date fair value of option awards granted during 2015 and 2014 was $88,143 and $196,662, respectively.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18.    Share–Based Payment Arrangements - continued.

The following table summarizes options outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted Average	Weighted		Weighted		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/15	Life (Years)	Price	at 12/31/15	Price	at 12/31/14	Life (Years)	Price	at 12/31/14	Price
$.29 - $.59	4,417,500	5.2	$0.39	2,467,500	$0.62	4,417,500	5.20	$0.41	1,955,000	$0.41
$.60 - $.64	—	0	—	—	—	2,260,000	0.46	$0.53	1,960,000	$0.56
$.65 - $.80	600,000	3.1	$0.71	200,000	0.71	600,000	4.08	$0.71	—	$—

Stock Awards

	2015		2014
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	50,000	$32,500	—	$—
Granted	—	—	100,000	65,000
Vested	(25,000)	(16,250)	(50,000)	(32,500)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	25,000	$16,250	50,000	$32,500

Advisor Plan

The Company entered into an advisory and consultant agreement on February 22, 2011 with a non-employee director, Jay C. Nadel, wherein the Company granted 5,000,000 shares of restricted common stock, par value $.01, which vested monthly over 3 years, and includes certain anti-dilution provisions (the "Nadel Agreement"). The The grant-date fair value for the 5,000,000 shares was calculated by taking the closing price of the Company's common stock of $.57 per share on the date of grant and multiplying it by the number of shares granted, equaling $2,850,000, all of which has been recorded. The anti-dilution aspects continue so long as the Nadel Agreement is in force. For 2015, anti-dilution transactions occurred, which required the Company to grant and vest an additional 1,035,743 shares of restricted common stock. The grant-date fair value for the anti-dilution shares was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.40 per share and multiplying it by the number of shares granted, equaling $417,662. For 2014, anti-dilution transactions occurred, which required the Company to grant and vest an additional 110,733 shares of restricted common stock. The grant-date fair value for the anti-dilution shares was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.58 per share and multiplying it by the number of shares granted, equaling $63,893. A summary of awards activity under the Advisor Plan at December 31, 2015 and 2014, and changes during the years then ended, are as follows:

	2015		2014
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—	237,238	$135,219
Granted	1,035,743	417,662	110,733	63,893
Vested	(1,035,743)	(417,662)	(347,971)	(199,112)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	—	$—

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18.    Share–Based Payment Arrangements - continued.

Guaranty Plan

The Company made a grant of restricted common stock in connection with a personal guarantee provided by the chairman of the board and majority stockholder to secure working capital on favorable terms and the Company’s performance under a financing instrument. Refer to Note 12 – Financing Instruments, Items (b)(i) – Enhanced Note for more information on the financial instrument.

The Company granted 3,681,000 shares of restricted common stock, par value $0.01, which shares vest monthly on a pro rata basis over the three year term of the Enhanced Note (“Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2,208,600. The Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Note.

The following table summarizes grant activity under the Guaranty Plan at December 31, 2015 and 2014, and changes during the years then ended:

	2015		2014
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	2,382,416	$1,429,449	3,607,179	$2,164,307
Granted	—	—	—	—
Vested	(1,224,763)	(734,856)	(1,224,763)	(734,858)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	1,157,653	$694,593	2,382,416	$1,429,449

As of December 31, 2015, there is $1,367,037 of total unrecognized compensation cost related to nonvested interest expense – related party arrangement granted under the Guaranty Plan. The cost is expected to be recognized over a weighted-average period of 0.95 years.

Note 19. Business Segments and Geographic Area Information.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 19. Business Segments and Geographic Area Information – continued.

Segments
2015	Foam	Coatings	Totals
Sales	$66,029,544	$12,619,785	$78,649,329
Depreciation	110,159	21,054	131,213
Amortization of Other Intangible Assets	214,714	41,037	255,751
Interest Expense	955,185	182,558	1,137,743
Segment Profit	4,514,488	1,814,525	6,329,013
Segment Assets (1)	19,340,580	4,371,971	23,712,551
Expenditures for Segment Assets	$47,921	$9,038	$56,959

2014	Foam	Coatings	Totals
Sales	$62,477,449	$9,587,566	$72,065,015
Depreciation	129,752	19,911	149,663
Amortization of Other Intangible Assets	217,558	33,386	250,944
Interest Expense	945,571	145,104	1,090,675
Segment Profit	1,265,026	941,743	2,206,769
Segment Assets (1)	18,477,410	3,665,095	22,142,505
Expenditures for Segment Assets	$179,626	$27,565	$207,191

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2015	2014
Total Profit for Reportable Segments	$6,329,013	$2,206,769
Unallocated Amounts:
Corporate Expenses	(6,905,894)	(5,867,718)
Loss Before Income Taxes	$(576,881)	$(3,660,949)

Assets	2015	2014
Total Assets for Reportable Segments (1)	$23,712,551	$22,142,505
Other Unallocated Amounts (2)	2,414,217	355,550
Total	$26,126,768	$22,498,055
(1)Segment assets are the total assets used in the operation of each segment.
(2)Includes corporate assets which are principally cash and prepaid expenses.

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

Geographic Area
	United			Rest of
2015	States	Europe	Middle East	World	Total
Sales	$76,589,379	$687,483	$—	$1,372,467	$78,649,329
Long-Lived Assets	$23,712,551	$—	$—	$—	$23,712,551

	United			Rest of
2014	States	Europe	Middle East	World	Total
Sales	$69,746,725	$665,365	$3,505	$1,649,420	$72,065,015
Long-Lived Assets	$22,142,505	$—	$—	$—	$22,142,505

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 20.   Subsequent Events.

(a) On March 14, 2016, the Company granted an eight-year option to Richard J. Kurtz, chairman of the board and principal stockholder, for the right to acquire 800,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory board services. The transaction was valued at $306,487, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(b) On March 14, 2016, the Company granted an eight-year option to Douglas J. Kramer, ceo and president, for the right to acquire 2,000,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory employment. The transaction was valued at $766,217, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(c) On March 18, 2016, the Company and Bank of America, N.A. entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the Loan Agreement. Pursuant to the Fourteenth Amendment, among other things: (i) to reduce cost of debt, a new tiered level applicable margin section was created which provides for varying interest rates based on varying fixed charge coverage ratios, interest, effective March 31, 2016; (ii) the basic reserve was reduced to zero; (iii) a new inventory formula amount was created allowing, if the Company elects to have an inventory appraisal performed, the lesser of, 65% of eligible inventory or 85% of the net orderly liquidation value percentage of the value of eligible inventory, up to $6,000,000, (iv) the revolver commitment was reduced to $12 million (to save on unused revolver loan fees), (v) the revolver termination date was changed to be the earlier of March 31, 2019 or 90 days prior to the maturity date of the Enhanced Note, (vi) to reduce the unused line fee, a new varying percentage unused line fee was created based on the amount by which the revolver commitment exceeds the average daily balance of the revolver loans and stated amount of letters of credit, (vii) the borrowing base reporting frequency was changed from daily to weekly, subject to meeting an availability requirement, and (viii) a new section was added allowing the repayment of principal amounts by the Company on the Enhanced Note, subject to meeting certain borrowing base limitations.

(d) The Company has evaluated subsequent events through the date of this report.