Form 10-Q
period 2016-03-31
LAPOLLA INDUSTRIES INC
filed 2016-04-28
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of April 26, 2016, was 122,477,647.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

(i)

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

As used in this report, “Lapolla,” the “Company,” “us,” “we” and "our" refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapolla.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q.

(ii)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

March 31, 2016 and December 31, 2015	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015	3

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,552	10,006
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	4	42
Inventories	6,101	8,174
Prepaid Expenses and Other Current Assets	1,027	1,174
Total Current Assets	17,684	19,396

Property, Plant and Equipment	1,016	1,087
Other Assets:
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,137	1,197
Deposits and Other Non-Current Assets, Net	103	94
Total Other Assets	5,475	5,526
Total Assets	$24,175	$26,009

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$6,628	$6,384
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	50	51
Accrued Expenses and Other Current Liabilities	2,680	2,773
Total Current Liabilities	9,358	9,208
Other Liabilities:
Non-Current Portion of Revolver Loan, Net	3,427	6,685
Non-Current Portion of Note Payable – Enhanced Note, Net	7,481	7,452
Accrued Interest – Note Payable – Related Party	4	4
Deferred Tax Liability	378	365
Total Other Liabilities	11,290	14,506

Total Liabilities	20,648	23,714

Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 122,477,647 and 122,125,072 Issued and Outstanding for March 31, 2016 and December 31, 2015, respectively.	1,225	1,221
Additional Paid-In Capital	92,327	91,930
Accumulated Deficit	(90,025)	(90,856)
Total Stockholders' Equity	3,527	2,295

Total Liabilities and Stockholders' Equity	$24,175	$26,009

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Sales	$20,639	$17,494

Cost of Sales	14,965	13,907

Gross Profit	5,674	3,587

Operating Expenses:
Selling, General and Administrative	3,712	3,669
Professional Fees	310	387
Depreciation	30	38
Amortization of Other Intangible Assets	73	66
Consulting Fees	152	162
Total Operating Expenses	4,277	4,322

Operating Income (Loss)	1,397	(735)

Other (Income) Expense:
Interest Expense	322	326
Interest Expense – Related Party	183	187
Interest Expense – Amortization of Discount	45	45
Other, Net	(50)	15
Total Other (Income) Expense	500	573

Income (Loss) Before Income Taxes	897	(1,308)
Income Tax Expense	66	91

Net Income (Loss)	$831	$(1,399)

Net Income (Loss) Per Share – Basic	$0.01	$(0.01)
Weighted Average Shares Outstanding	122,256	120,426

Net Income (Loss) Per Share – Diluted	$0.01	$(0.01)
Weighted Average Shares Outstanding	122,286	120,426

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$831	$(1,399)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	72	92
Amortization of Other Intangible Assets	73	66
Provision for Losses on Accounts Receivable	88	79
Share Based Compensation Expense	217	647
Interest Expense – Related Party	183	187
Interest Expense – Enhanced Notes PIK	—	80
Interest Expense – Amortization of Discount	45	45
(Gain) Loss on Foreign Currency Exchange	(3)	32
Deferred Income Tax Provision	13	91
Changes in Assets and Liabilities:
Trade Receivables	(630)	(306)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	38	—
Inventories	2,073	(529)
Prepaid Expenses and Other Current Assets	147	323
Other Intangible Assets	(13)	(66)
Deposits and Other Non-Current Assets	(7)	17
Accounts Payable	244	450
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(1)	—
Accrued Expenses and Other Current Liabilities	(93)	(161)
Net Cash Provided By (Used in) Operating Activities	$3,277	$(352)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1)	(13)
Net Cash Used in Investing Activities	$(1)	$(13)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	21,707	18,437
Principal Repayments to Revolver Loan	(24,983)	(18,322)
Proceeds from Note Payable – Related Party	—	250
Principal Repayments on Long Term Debt	—	—
Net Cash (Used in) Provided by Financing Activities	$(3,276)	$365

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	203	295

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$183	$181

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 28, 2016, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications did not affect net loss.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $24.2 million and $27.4 million at March 31, 2016 and December 31, 2015, respectively. The Company recorded a valuation allowance against the deferred tax asset of $24.6 million and $27.8 million at March 31, 2016 and December 31, 2015, creating a deferred tax liability of $378,000 and $365,000, respectively. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at March 31, 2016 and December 31, 2015. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Note 2. Recent Accounting Pronouncements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted for financial statements that have not been previously issued. The Company adopted the provisions of the guidance in the first quarter of 2016. The adoption did not have a material impact on the Company’s financial statements.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern:  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company is currently evaluating the impact the pronouncement will have on the financial statements and related disclosures.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three month period ended March 31, 2016 and 2015, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 42% and 42%, of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade Receivables	$11,013	$10,551
Less: Allowance for Doubtful Accounts	(461)	(545)
Trade Receivables, Net	$10,552	$10,006

Note 5. Costs and Estimated Earnings on Uncompleted Contracts.

The following is a summary of contracts in progress (in thousands):

	March 31, 2016	December 31, 2015
Costs Incurred on Uncompleted Contracts	$365	$1,089
Estimated Earnings on Uncompleted Contracts	66	306
	431	1,395
Billings to Date	(477)	(1,404)
	$(46)	$(9)

This amount is included in the accompanying condensed balance sheets under the following captions at:

	March 31, 2016	December 31, 2015
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$4	$42
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(50)	(51)
	$(46)	$(9)

Note 6. Inventories.

The following is a summary of inventories (in thousands):

	March 31, 2016	December 31, 2015
Raw Materials	$1,607	$2,599
Finished Goods	4,494	5,575
Total Inventories	$6,101	$8,174

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets (in thousands):

	March 31, 2016	December 31, 2015
Prepaid Insurances	$619	$637
Prepaid Marketing	76	116
Prepaid Consulting	16	58
Prepaid Other	316	363
Total Prepaid Expenses and Other Current Assets	$1,027	$1,174

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment (in thousands):

	March 31, 2016	December 31, 2015
Vehicles	$462	$462
Leasehold Improvements	289	289
Office Furniture and Equipment	308	307
Computers and Software	946	946
Machinery and Equipment	2,517	2,517
Total Property, Plant and Equipment	$4,522	$4,521
Less: Accumulated Depreciation	(3,506)	(3,434)
Total Property, Plant and Equipment, Net	$1,016	$1,087

Note 9. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill (in thousands):

	March 31, 2016	December 31, 2015
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(98)	$40	$138	$(95)	$43
Trade Names	750	(382)	368	750	(369)	381
Approvals and Certifications	3,216	(2,487)	729	3,202	(2,429)	773
	$4,104	$(2,967)	$1,137	$4,090	$(2,893)	$1,197

Note 10. Deposits and Other Non-Current Assets.

The following is a summary of deposits and other non-current assets (in thousands):

	March 31, 2016	December 31, 2015
Prepaid Expenses	20	25
Other Receivables	19	5
Deposits	64	64
Total Deposits and Other Non-Current Assets	$103	$94

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities (in thousands):

	March 31, 2016	December 31, 2015
Accrued Payroll	$70	$(6)
Accrued Commissions	136	129
Accrued Inventory Purchases	216	438
Accrued Taxes and Other	1,787	1,725
Accrued Insurance	457	459
Deferred Finance Charge Income	14	28
Total Accrued Expenses and Other Current Liabilities	$2,680	$2,773

Note 12. Financing Instruments.

(a)    Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, which provides a $12 million revolver loan (“Revolver Loan”) maturing in accordance with the following events: the earliest to occur of (a) March 31, 2019, or (b) 90 days prior to the maturity date of the Enhanced Note (as defined in (b)(i) below). Based on the current maturity of the Enhanced Note, the actual maturity date of the Loan Agreement is September 11, 2017. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The base interest rate is determined according to a tiered level applicable margin which provides for varying interest rates based on varying fixed charge coverage ratios. The Company has three material debt covenants to comply with on the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory up to $6 million, or if the Company elects to have an inventory appraisal performed, the lesser of, 65% of eligible inventory or 85% of the net orderly liquidation value percentage of the value of eligible inventory, up to $6 million); and (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to Bank of America weekly. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At March 31, 2016 and December 31, 2015, the balance outstanding on the Revolver Loan was $3.5 million and $6.7 million, and the weighted-average interest rate was 4.0% and 4.6%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2016 and December 31, 2015 was $5.4 million and $2.2 million, respectively. At March 31, 2016, the Company was in compliance with all of its Loan Agreement debt covenants.

(b)    Note Purchase Agreement.

(i)    Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, issuing an aggregate of $7.2 million in subordinated secured promissory notes maturing December 31, 2017 (“Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. Repayment of the Enhanced Note is required on the maturity date of December 10, 2017. The interest rate of 11.5% per annum is payable monthly and will increase to 12.5% per annum if the Enhanced Note has a balance greater than $4 million after April 30, 2016. The Company has the right to prepay the Enhanced Note and the Chairman has committed to ensure funding is in place at least ninety (90) days prior to the maturity date of the Enhanced Note so the maturity date on our Loan Agreement with Bank of America is not accelerated. The Company also entered into a security agreement with the Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum [Adjusted] EBITDA, which cannot for the three months ending on the last day of each month, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. A purchase discount of $543,000 is being amortized to interest expense using the effective interest method over the three year term of the Enhanced Note. At March 31, 2016 and December 31, 2015, the balance outstanding on the Enhanced Note was $7.6 million and $7.5 million, and the effective interest rate was 23.7% and 23.6%, respectively. At March 31, 2016, the Company was in compliance with all of its Enhanced Note debt covenants. See also (ii) and (iii) below. Refer to Note 17 - Subsequent Events, Item (a), for more information.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12. Financing Instruments - continued.

(ii)    Guaranty Agreement. In connection with the Enhanced Note described in (b)(i) above, the chairman of the board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent for the Enhanced Note, to secure the Company’s performance under the Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Enhanced Note, granted Guarantor 3.7 million shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the original three year term of the Enhanced Note (“Guaranty Shares”). The Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2.2 million. The Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate of the Enhanced Note. At March 31, 2016 and December 31, 2015, there were 2.8 million and 2.5 million Guaranty Shares vested, valued and recorded at $1.7 million and $1.5 million, respectively.

(iii)    Chairman of the Board Commitment. On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment Letter”), the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to ensure the Company had funding to pay off the aggregate amount of $7.2 million, plus any accrued and unpaid interest (the “Obligations”), outstanding with respect to the Enhanced Note, of which $2 million is required from him by April 30, 2016 if the Company does not repay that amount (the Commitment”). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Note. Refer to (c) below for more information. See also Note 17 - Subsequent Events, Item (a), for more information.

(c)    Notes Payable – Related Party. The Company entered into a $250,000 promissory note with the chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the Enhanced Note described in (a) and (b)(i) above on January 21, 2015. The Company, with consent of Bank of America and Enhanced, paid the $250,000 principal amount back to the chairman of the board during the fourth quarter of 2015, and at March 31, 2016, there was $4,000 in accrued and unpaid interest outstanding.

Note 13. Related Party Transactions.

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

(b)    On March 14, 2016, the Company granted an eight-year option to Douglas J. Kramer, chief executive officer and president, for the right to acquire 2 million shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory employment. The transaction was valued at $766,217, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(c)    On February 7, 2016, the Company vested the last tranche of 25,000 shares of common stock, par value $.01, pursuant to an agreement with the chief operating officer, Harvey L. Schnitzer, for a stock bonus, which transaction was valued and recorded at $16,000. Under the stock bonus agreement, the Company granted Mr. Schnitzer 100,000 shares of the Company’s common stock, par value $.01, which vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 13. Related Party Transactions - continued.

(d)    During the three months ended March 31, 2016, the Company issued an aggregate of 22,223 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the vice chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $8,412.

(e)    During the three months ended March 31, 2016, the Company vested an aggregate of 305,352 shares of restricted common stock issued as Guaranty Shares, to the chairman of the board and majority stockholder, Richard J. Kurtz, in connection with his personal guaranty required with the Enhanced Note, which transactions were valued and recorded in the aggregate at $183,211, and classified as interest expense – related party.

Note 14. Net Income (Loss) Per Common Share – Basic and Diluted.

Basic income (loss) per share is based upon the net income (loss) applicable to common shares and upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options only in periods in which such effect would have been dilutive. The computation of the Company’s basic and diluted earnings per share (in thousands, except per share data):

	For The Three Months Ended March 31,
	2016	2015
Net income (loss) available to common shareholders (A)	$831	$(1,399)
Weighted average common shares outstanding (B)	122,256	120,426
Dilutive effect of equity incentive plans	2,418	1,150
Weighted average common shares outstanding, assuming dilution (C)	122,286	120,446
Basic earnings per common share (A)/(B)	$0.01	$(0.01)
Diluted earnings per common share (A)/(C)	$0.01	$(0.01)

For the three months ended March 31, 2016, a total of 600,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

For the three months ended March 31, 2015, a total of 3 million shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money. Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 15. Securities Transactions.

(a)    During the three months ended March 31, 2016, the Company issued an aggregate of 22,223 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $8,412 for advisory and consulting services.

(b)    During the three months ended March 31, 2016, the Company issued an aggregate of 305,352 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $183,212 and classified as interest expense – related party pursuant to a guaranty made in connection with a financing.

(c)    During the three months ended March 31, 2016, the Company issued 25,000 shares of common stock, par value $.01, valued and recorded at $16,000 for a stock bonus.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information - continued.

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2016			2015
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$17,745	$2,894	$20,639	$15,406	$2,088	$17,494
Depreciation	23	4	27	30	4	34
Amortization of Other Intangible Assets	57	9	66	52	7	59
Interest Expense	236	39	275	246	33	279
Segment Profit	$2,022	$434	$2,456	$513	$186	$699
Segment Assets (1)	19,939	4,045	23,984	19,030	3,482	22,512
Expenditures for Segment Assets	$1	$—	$1	$11	$2	$13

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended March 31,
Profit or Loss	2016	2015
Total Profit or Loss for Reportable Segments	$2,456	$699
Unallocated Amounts:
Corporate Expenses	(1,559)	(2,007)
Income (Loss) Before Income Taxes	$897	$(1,308)

Assets	At March 31, 2016	At December 31, 2015
Total Assets for Reportable Segments (1)	$23,984	$23,713
Other Unallocated Amounts (2)	191	2,296
Consolidated Total	$24,175	$26,009

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2016					2015
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$19,509	$826	$3	$301	$20,639	$17,007	$202	$—	$285	$17,494
Long-Lived Assets	$23,984	—	—	—	$23,984	$22,512	—	—	—	$22,512

Note 17.   Subsequent Events.

(a)    On April 21, 2016, the Company made a $1,850,000 principal repayment on the Enhanced Note.

(b)    The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

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

This financial review presents our operating results for the three months ended March 31, 2016 and 2015, and our financial condition at March 31, 2016.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations
The following table presents selected financial and operating data derived from the unaudited financial statements of the Company as of the dates and for the periods indicated. In addition, the table presents our unaudited non-GAAP financial measures, EBITDA and Adjusted EBITDA, and includes our reconciliation to net income or loss, its most directly comparable financial measure calculated and presented in accordance with GAAP. The table is presented in thousands.

	Three Months Ended March 31,
	2016	2015
Summary of Overall Results of Operations
Sales	$20,639	$17,494
Operating Income (Loss)	1,397	(735)
Other Expense	500	573
Net Income (Loss)	831	(1,399)
EBITDA	$1,638	$(561)
Adjusted EBITDA	$1,855	$86

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income (Loss):	$831	$(1,399)
Additions / (Deductions):
Interest Expense	322	326
Interest Expense – Related Party	183	187
Interest Expense – Amortization of Discount	45	45
Tax Expense (1)	112	122
Depreciation (2)	72	92
Amortization of Other Intangible Assets	73	66
EBITDA	$1,638	$(561)
Additions / (Deductions):
Share Based Compensation (3)	217	647
Adjusted EBITDA	$1,855	$86
(1) Represents amounts included in operating expenses and income tax expense.
(2) Represents amounts included in cost of sales and operating expenses.
(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales
The following is a summary of sales for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015	% Change
Foam	$17,745	$15,406	15.2%
Coatings	2,894	2,088	38.6%
Total Sales	$20,639	$17,494	18.0%
For the three months ended March 31, 2016, our total sales increased by $3.1 million, or an increase of 18.0% from the same period in 2015. Foam sales increased $2.3 million primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings increased $806,000 primarily due to the company focusing on higher margin coatings sales.
Gross Profit
The following is a summary of gross profit for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015	% Change
Cost of Sales	$14,965	$13,907	7.6%
Gross Profit	$5,674	$3,587	58.2%
Gross Margin Percentage:
Foam	27.0%	19.8%	36.4%
Coatings	30.6%	25.4%	20.5%
Total	27.5%	20.5%	34.1%
For the three months ended March 31, 2016, our gross profit increased by $2.09 million, or an increase of 58.2% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $1.4 million in purchased feedstock, freight, and other manufacturing costs. The increase in sales also contributed an additional $645,000 of gross profit.
Operating Expenses
Selling, general and administrative expenses (“SG&A”) remained relatively flat for the three months ended March 31, 2016, increasing $43,000 or 1.2%, to $3.7 million, compared to the same period in 2015. The increase in SG&A was primarily due to increases of $241,000 in sales related expenses, including commissions, primarily related to the increase in sales and $97,000 in technical service expenses primarily due to additional technical service representatives to support our customers, which were offset by a decrease in share based compensation expense and a combination of other minimal fluctuations.
Professional fees decreased $77,000 or 19.9%, to $310,000 for the three months ended March 31, 2016, compared to $387,000 for the same period in 2015. The decrease is primarily due to the settlement of insurance cases that the Company was incurring costs for during the three months ended March 31, 2015.
Depreciation expense decreased $8,000 or 21.6%, to $30,000 for the three months ended March 31, 2016, compared to $38,000 for the same period in 2015, due to reductions in depreciable assets.
Amortization of other intangible assets expense increased $7,000 or 11.1%, to $73,000 for the three months ended March 31, 2016, compared to $66,000 for the same period in 2015. The increase is mainly due to additions to the Company's product approvals and certifications.
Consulting fees decreased $10,000 or 6.3% to $152,000 for the three months ended March 31, 2016, compared to $162,000 for the same period in 2015. The decrease was mainly due to a reduction in the need for consulting services.

Other (Income) Expense
Interest expense decreased $4,000 or 1.4%, to $322,000 for the three months ended March 31, 2016, compared to $326,000 for the same period in 2015. The decrease was due to a lower average balance on our Revolver Loan with Bank of America, at a lower interest rate, offset by a higher amount outstanding on our Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, dated December 10, 2013 (“Enhanced Note”).
Interest expense – related party decreased $4,000 or 1.9%, to $183,000 for the three months ended March 31, 2016, compared to $187,000 for the same period in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder, that were paid in full at the end of 2015.
Interest expense – amortization of discount remained flat at $45,000 for the three months ended March 31, 2016, compared to the same period in 2015. The amortization relates to the purchase discount associated with the Enhanced Note.
Other income, net increased $65,000 or 428.4%, to income of $50,000 for the three months ended March 31, 2016, compared to a net expense, of $15,000 for the same period in 2015. The increase is primarily due to a more favorable currency conversion factor for our Canadian sales in 2016 than 2015 and a recovery of payments related to accounts receivable balances that had been written off in 2015.
Liquidity and Capital Resources
We do not maintain any cash on hand by design. Instead, we maintain a $12 Million asset based revolver loan as part of our Loan Agreement with Bank of America (“Revolver Loan”) that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the Revolver Loan. Disbursements are paid daily from cash being made available under our Revolver Loan based on a borrowing base calculation prepared weekly for funding.
The following is a summary of operating, investing, and financing activities as reflected in the condensed statement of cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

Cash Flow Activity	2016	2015	% Change
Cash Provided by (Used in):
Operating Activities	$3,277	$(352)	(1,031.0)%
Investing Activities	(1)	(13)	(92.3)%
Financing Activities	(3,276)	365	(997.5)%
Net Increase (Decrease) in Cash	$—	$—
Net cash used in operating activities decreased by $3.6 million in 2016, compared to 2015, primarily due to an improvement in operating results offset by an increase in working capital.

Net Working Capital	2016	2015	% Change
Current Assets	$17,684	$19,396	(8.8)%
Current Liabilities	9,358	9,208	1.6%
Net Working Capital	$8,326	$10,188	(18.3)%
Current Ratio	1.89:1	2.11:1
Net working capital decreased by $1.8 million during the three months ended March 31, 2016, from December 31, 2015. The decrease in net working capital was primarily driven by a reduction in inventory of $2 million, which was offset by a combination of other minimal fluctuations.
Net cash used in investing activities for the three months ended March 31, 2016 was $1,000, which was fully related to capital expenditures. Net cash used in investing activities for the three months ended March 31, 2015 was $13,000, which was fully related to capital expenditures.
Net cash used in financing activities was $3.3 million for the three months ended March 31, 2016, and consisted of net proceeds from borrowing, net of repayments on our Revolver Loan. Net cash generated by financing activities was $365,000 for the three months ended March 31, 2015, and consisted of net proceeds from borrowing, net of repayments, of $115,000 under our Revolver Loan and $250,000 from a note payable to our chairman of the board.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, N.A., which, as amended from time to time, provides for our $12 million Revolver Loan. At March 31, 2016 and December 31, 2015, the balance outstanding on the Revolver Loan was $3.5 million and $6.7 million, respectively. The Company has three material debt covenants to comply with on the Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis; (ii) The amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 55% of eligible inventory up to $6 million, or if the Company elects to have an inventory appraisal performed, the lesser of 65% of eligible inventory or 85% of the net orderly liquidation value percentage of eligible inventory, up to $6 million); and (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its borrowing base calculation to Bank of America weekly. If, at any time, the Company’s borrowing base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future borrowing base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. Cash available under our Revolver Loan based on the borrowing base calculation at March 31, 2016 and December 31, 2015 was $5.4 million and $2.2 million, respectively. At March 31, 2016, we were in compliance with our Loan Agreement debt covenants.

Enhanced Note: On December 10, 2013, we entered into our Enhanced Note with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, which, as amended from time to time, provided us with an aggregate of $7.2 Million in cash to refinance a balance of $3.3 million outstanding on December 10, 2013 from a prior Enhanced financing arrangement and increase our working capital for the difference. Repayment of the Enhanced Note by the Company is required on the maturity date of December 10, 2017. The aggregate interest rate of 11.5% per annum is payable monthly and will increase to 12.5% per annum if the Enhanced Note has a balance greater than $4 million after April 30, 2016. The Company has the right to prepay the Enhanced Note without penalty at this time and the Chairman has committed to ensure funding is in place at least ninety (90) days prior to the maturity date of the Enhanced Note so the maturity date of our Loan Agreement with Bank of America is not accelerated. In addition, pursuant to the chairman's guaranty, as amended from time to time, of the Enhanced Note, a payment of $2 million is required from him by April 30, 2016 if the Company elects not to repay that amount to Enhanced. The Company has four material debt covenants to comply with on the Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis; (ii) a minimum Adjusted EBITDA which cannot, for the three (3) months ending on the last day of each month, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.25 to 1.0, and (iv) maintain minimum liquidity equal of $500,000. At March 31, 2016 and December 31, 2015, the balance outstanding on the Enhanced Note was $7.6 million and $7.5 million, respectively. At March 31, 2016, we were in compliance with our Enhanced Note debt covenants.

See also, Part I - Financial Information, Note 17 - Subsequent Events, Item (a), for more information.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which, in our opinion, are immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended March 31, 2016, there were no material changes or developments in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

During the fiscal quarter ended March 31, 2016, there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)     During the fiscal quarter ended March 31, 2016, the Company issued an aggregate of 305,352 shares of common stock pursuant to a one-time grant of 3,681,000 shares of common stock, which vests monthly on a pro rata basis over a three year period, to Mr. Kurtz, our chairman, in exchange for his personal guaranty of the Company’s obligations under the Enhanced Note. These shares were valued at $.60 per share, and $183,212 in aggregate, of which 104,021 shares were issued on January 31, 2016 and valued and recorded at $62,413, 97,310 shares were issued on February 29, 2016 and valued and recorded at $58,386, and 104,021 were issued on March 31, 2016 and valued and recorded at $62,413. The issuances of these shares to the chairman were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

(b)    During the fiscal quarter ended March 31, 2016, 2015, the Company issued an aggregate of 22,223 shares of common stock, which vested upon issuance, to Mr. Nadel, our vice chairman, in accordance with the anti-dilution provision in his advisory and consulting agreement with the Company, of which 7,626 shares were issued on January 31, 2016 and valued and recorded at $0.30 per share, or $2,250, 6,972 shares were issued on February 29, 2016 and valued and recorded at $0.34 per share, or $2,350 and 7,625 shares were issued on March 31, 2016 and valued and recorded at $0.50 per share, or $3,812. The issuances of these shares to our vice chairman were exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. The vice chairman was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	April 28, 2016	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	April 28, 2016	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).
3.2	Bylaws, as amended, and currently in effect, of the Company (incorporated by reference to Exhibit 3.11 to Form 10-KSB dated December 31, 2005, filed March 31, 2006).
10.1
Fourteenth Amendment dated March 18, 2016 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to Form 8-K dated March 18, 2016, filed March 24, 2016).

10.2	Option Agreement dated March 14, 2016, between Richard J. Kurtz and and the Company (incorporated by reference to Exhibit 10.98 to Form 10-K dated December 31, 2015, filed March 28, 2016).
10.3	Option Agreement dated March 14, 2016, between Douglas J. Kramer and and the Company (incorporated by reference to Exhibit 10.99 to Form 10-K dated December 31, 2015, filed March 28, 2016).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith