Form 10-Q
period 2016-06-30
LAPOLLA INDUSTRIES INC
filed 2016-07-27
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer ¬	Accelerated Filer ¬	Non-Accelerated Filer ¬	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 25, 2016, was 122,805,379.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

June 30, 2016 and December 31, 2015	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 and 2015	3

UNADUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$—	$—
Trade Receivables, Net	10,678	10,006
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	2	42
Inventories	5,963	8,174
Prepaid Expenses and Other Current Assets	888	1,174
Total Current Assets	17,531	19,396

Property, Plant and Equipment	1,058	1,087
Other Assets:
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,127	1,197
Deposits and Other Non-Current Assets, Net	88	94
Total Other Assets	5,450	5,526

Total Assets	$24,039	$26,009

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$5,998	$6,384
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	79	51
Accrued Expenses and Other Current Liabilities	2,003	2,773
Total Current Liabilities	8,080	9,208
Other Liabilities:
Non-Current Portion of Revolver Loan	4,262	6,685
Non-Current Portion of Note Payable – Enhanced Note	5,679	7,452
Accrued Interest – Note Payable – Related Party	4	4
Deferred Tax Liability	391	365
Total Other Liabilities	10,336	14,506

Total Liabilities	18,416	23,714

Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 122,805,379 and 122,125,072 Issued and Outstanding for June 30, 2016 and December 31, 2015, respectively.	1,228	1,221
Additional Paid-In Capital	92,755	91,930
Accumulated Deficit	(88,360)	(90,856)
Total Stockholders' Equity	5,623	2,295

Total Liabilities and Stockholders' Equity	$24,039	$26,009

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$20,091	$19,543	$40,730	$37,037

Cost of Sales	13,981	15,104	28,946	29,011

Gross Profit	6,110	4,439	11,784	8,026

Operating Expenses:
Selling, General and Administrative	3,863	3,412	7,575	7,081
Professional Fees	320	219	630	606
Depreciation	29	35	59	73
Amortization of Other Intangible Assets	70	66	143	132
Consulting Fees	146	197	298	359
Total Operating Expenses	4,428	3,929	8,705	8,251

Operating Income (Loss)	1,682	510	3,079	(225)

Other (Income) Expense:
Interest Expense	304	334	626	660
Interest Expense – Related Party	183	197	366	384
Interest Expense – Amortization of Discount	45	45	90	90
Other, Net	(561)	(8)	(611)	7
Total Other (Income) Expense	(29)	568	471	1,141

Income (Loss) Before Income Taxes	1,711	(58)	2,608	(1,366)
Income Tax Expense	46	91	112	182

Net Income (Loss)	$1,665	$(149)	$2,496	$(1,548)

Net Income (Loss) Per Share – Basic	$0.01	$—	$0.02	$(0.01)
Weighted Average Shares Outstanding	122,594	121,227	122,425	120,831

Net Income (Loss) Per Share – Diluted	$0.01	$—	$0.02	$(0.01)
Weighted Average Shares Outstanding	122,625	121,227	122,454	120,831

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$2,496	$(1,548)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	142	180
Amortization of Other Intangible Assets	143	132
Provision for Losses on Accounts Receivable	190	145
Share Based Compensation Expense	465	828
Interest Expense – Related Party	366	384
Interest Expense – Enhanced Notes PIK	—	162
Interest Expense – Amortization of Discount	90	90
Loss on Foreign Currency Exchange	3	28
Loss (Gain) on Disposal of Assets	65	—
Deferred Income Tax Provision	26	182
Changes in Assets and Liabilities:
Trade Receivables	(862)	(1,507)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	40	(25)
Inventories	2,211	(1,317)
Prepaid Expenses and Other Current Assets	286	521
Other Intangible Assets	(73)	(177)
Deposits and Other Non-Current Assets	(6)	7
Accounts Payable	(388)	665
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	27	—
Accrued Expenses and Other Current Liabilities	(770)	500
Net Cash Provided by (Used in) Operating Activities	$4,451	$(750)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(178)	(22)
Net Cash Used in Investing Activities	$(178)	$(22)

Cash Flows From Financing Activities
Proceeds from Revolver Loan	44,225	37,424
Principal Repayments to Revolver Loan	(46,648)	(36,902)
Proceeds from Note Payable – Related Party	—	250
Principal Repayments on Enhanced Note	(1,850)	—
Net Cash (Used in) Provided by Financing Activities	$(4,273)	$772

Net Effect of Exchange Rate Changes on Cash	—	—

Net Change In Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$27	$—
Cash Payments for Interest	413	423

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$366	$364

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 28, 2016, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $24.2 million and $27.4 million at June 30, 2016 and December 31, 2015, respectively. The Company recorded a valuation allowance against the deferred tax asset of $24.6 million and $27.8 million at June 30, 2016 and December 31, 2015, respectively, creating a deferred tax liability of $391,000 and $365,000, respectively. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at June 30, 2016 and December 31, 2015. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Note 2. Recent Accounting Pronouncements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted for financial statements that have not been previously issued. The Company adopted the provisions of the guidance in the first quarter of 2016. The adoption did not have a material impact on the Company’s financial statements.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 2. Recent Accounting Pronouncements - continued.

New Accounting Standards Not Yet Adopted - continued

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments," which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied on a modified retrospective basis as of the beginning of the year for which the amendments are effective, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group ("TRG") to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the TRG. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which contains amendments affecting the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 2. Recent Accounting Pronouncements - continued.

New Accounting Standards Not Yet Adopted - continued

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which contains amendments designed to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date and replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption of this ASU is permitted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Note 3. Dependence on Few Suppliers.

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and six month period ended June 30, 2016 and 2015, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 42% and 44%, and 44% and 43%, of purchases, respectively.

Note 4. Trade Receivables.

Trade receivables are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade Receivables	$11,243	$10,551
Less: Allowance for Doubtful Accounts	(565)	(545)
Trade Receivables, Net	$10,678	$10,006

Note 5. Costs and Estimated Earnings on Uncompleted Contracts.

The following is a summary of contracts in progress (in thousands):

	June 30, 2016	December 31, 2015
Costs Incurred on Uncompleted Contracts	$402	$1,089
Estimated Earnings on Uncompleted Contracts	86	306
Earned Revenues	488	1,395
Billings to Date	(565)	(1,404)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(77)	$(9)

This amount is included in the accompanying condensed balance sheets under the following captions at:

	June 30, 2016	December 31, 2015
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$2	$42
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(79)	(51)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(77)	$(9)

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

Note 6. Inventories.

The following is a summary of inventories (in thousands):

	June 30, 2016	December 31, 2015
Raw Materials	$1,509	$2,599
Finished Goods	4,454	5,575
Total Inventories	$5,963	$8,174

Note 7. Prepaid Expenses and Other Current Assets.

The following is a summary of prepaid expenses and other current assets (in thousands):

	June 30, 2016	December 31, 2015
Prepaid Insurances	$436	$637
Prepaid Marketing	54	116
Prepaid Consulting	42	58
Prepaid Other	356	363
Total Prepaid Expenses and Other Current Assets	$888	$1,174

Note 8. Property, Plant and Equipment.

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2016	December 31, 2015
Vehicles	$452	$462
Leasehold Improvements	289	289
Office Furniture and Equipment	310	307
Computers and Software	950	946
Machinery and Equipment	2,580	2,517
Total Property, Plant and Equipment	$4,581	$4,521
Less: Accumulated Depreciation	(3,523)	(3,434)
Total Property, Plant and Equipment, Net	$1,058	$1,087

Note 9. Goodwill and Other Intangible Assets.

Goodwill

The following is a summary of Goodwill (in thousands):

	June 30, 2016	December 31, 2015
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(100)	$38	$138	$(95)	$43
Trade Names	750	(415)	335	750	(369)	381
Approvals and Certifications	3,276	(2,522)	754	3,202	(2,429)	773
	$4,164	$(3,037)	$1,127	$4,090	$(2,893)	$1,197

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

Note 10. Deposits and Other Non-Current Assets.

The following is a summary of deposits and other non-current assets (in thousands):

	June 30, 2016	December 31, 2015
Prepaid Expenses	$17	$25
Other Receivables	7	5
Deposits	64	64
Total Deposits and Other Non-Current Assets	$88	$94

Note 11. Accrued Expenses and Other Current Liabilities.

The following is a summary of accrued expenses and other current liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accrued Payroll	$243	$(6)
Accrued Commissions	140	129
Accrued Inventory Purchases	238	438
Accrued Taxes and Other	1,179	1,725
Accrued Insurance	192	459
Deferred Finance Charge Income	11	28
Total Accrued Expenses and Other Current Liabilities	$2,003	$2,773

Note 12. Financing Instruments.

(a)    Loan and Security Agreement. The Company entered into a Loan and Security Agreement with Bank of America, N.A., effective September 1, 2010 (“Loan Agreement”), as amended from time to time, which provides a $12 million revolver loan (“Revolver Loan”) maturing in accordance with the following events: the earliest to occur of (a) March 31, 2019, or (b) 90 days prior to the maturity date of the Enhanced Note (as defined in (b)(i) below). Based on the current maturity of the Enhanced Note, the actual maturity date of the Loan Agreement is September 11, 2017. The Company granted Bank of America a continuing security interest in and lien upon all Company assets. The base interest rate is determined according to a tiered level applicable margin which provides for varying interest rates based on varying fixed charge coverage ratios. The Company has three material debt covenants to comply with on the Loan Agreement: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) the amount outstanding under the revolver Loan may not exceed the Borrowing Base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, plus 65% of eligible finished goods and 30% of eligible raw materials, up to $6 million; and (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its Borrowing Base calculation to Bank of America weekly. If, at any time, the Company’s Borrowing Base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future Borrowing Base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. At June 30, 2016 and December 31, 2015, the balance outstanding on the Revolver Loan, net of deferred financing costs, was $4.3 million and $6.7 million, and the weighted-average interest rate was 3.5% and 4.6%, respectively. Cash available under our Revolver Loan based on the borrowing base calculation at June 30, 2016 and December 31, 2015 was $4.0 million and $2.2 million, respectively. At June 30, 2016, the Company was in compliance with all of its Loan Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12. Financing Instruments - continued.

(b)    Note Purchase Agreement.

(i)    Enhanced Note. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, issuing an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2017 (“Enhanced Note”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. The current interest rate is 12.5% per annum payable monthly. The Company has the right to prepay the Enhanced Note and the Chairman has committed to ensure funding is in place by August 31, 2016 so the maturity date on our Loan Agreement with Bank of America is not accelerated. The Company also entered into a security agreement with the Enhanced Note providing for a second lien on all assets of the Company after Bank of America, which has a first lien on all assets of the Company. The Company has four material debt covenants to comply with relating to its Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis, (ii) a minimum Adjusted EBITDA, which cannot for the three months ending on the last day of each month, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain a fixed charge coverage ratio, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to a minimum ratio set forth in the schedule for such month, and (iv) maintain minimum liquidity of $500,000. A purchase discount of $543,000 is being amortized to interest expense using the effective interest method over the three year term of the Enhanced Note. On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the note payable. At June 30, 2016 and December 31, 2015, the balance outstanding on the Enhanced Note, net of deferred financing costs was $5.7 million and $7.5 million, and the effective interest rate was 23.7% and 25.6%, respectively. At June 30, 2016, the Company was in compliance with all of its Enhanced Note debt covenants. See also (ii) and (iii) below.

(ii)    Guaranty Agreement. In connection with the Enhanced Note described in (b)(i) above, the chairman of the board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement with Enhanced Credit, as agent for the Enhanced Note, to secure the Company’s performance under the Enhanced Note. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Enhanced Note, granted Guarantor 3.7 million shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the original three year term of the Enhanced Note (“Guaranty Shares”). The Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2.2 million. The Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate of the Enhanced Note. At June 30, 2016 and December 31, 2015, there were 3.1 million and 2.5 million Guaranty Shares vested, valued and recorded at $1.9 million and $1.5 million, respectively.

(iii)    Chairman of the Board Commitment. On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment Letter”), the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to ensure the Company had funding to pay off the aggregate amount of $7.2 million by August 31, 2016, plus any accrued and unpaid interest (the “Obligations”), outstanding with respect to the Enhanced Note, of which $2 million is required from him by April 30, 2016 if the Company does not repay that amount (the Commitment”). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Note. On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the Enhanced Note.

(c)    Notes Payable – Related Party. The Company entered into a $250,000 promissory note with the chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which is subordinated to the Loan Agreement and the Enhanced Note described in (a) and (b)(i) above on January 21, 2015. The Company, with consent of Bank of America and Enhanced, paid the $250,000 principal amount back to the chairman of the board during the fourth quarter of 2015, and at June 30, 2016, there was $4,000 in accrued and unpaid interest outstanding.

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

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

(d)    During the three and six months ended June 30, 2016, the Company issued an aggregate of 22,380 and 44,603 shares of restricted common stock, par value $.01, pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $11,638 and $20,050, respectively.

(e)    During the three and six months ended June 30, 2016, the Company vested an aggregate of 305,352 and 610,704 shares of restricted common stock, par value $.01, as Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guaranty relating to the Enhanced Note, which transactions were valued and recorded in the aggregate at $183,211 and $366,422, respectively, and classified as interest expense – related party.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Net loss available to common shareholders (A)	$1,665	$(149)	$2,496	$(1,548)
Weighted average common shares outstanding (B)	122,594	121,227	122,425	120,831
Dilutive effect of equity incentive plans	31	—	29	—
Weighted average common shares outstanding, assuming dilution (C)	122,625	121,227	122,454	120,831
Basic earnings per common share (A)/(B)	$0.01	$—	$0.02	$(0.01)
Diluted earnings per common share (A)/(C)	$0.01	$—	$0.02	$(0.01)

For the three and six months ended June 30, 2016, a total of 800,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

For the three and six months ended June 30, 2015, a total of 4,155,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money. Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

Note 15. Securities Transactions.

(a)    During the three and six months ended June 30, 2016, the Company issued an aggregate of 22,380 and 44,603 shares of restricted common stock, par value $.01, pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $11,638 and $20,050, respectively.

(b)    During the three and six months ended June 30, 2016, the Company vested an aggregate of 305,352 and 610,704 shares of restricted common stock, par value $.01, as Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guaranty relating to the Enhanced Note, which transactions were valued and recorded in the aggregate at $183,211 and $366,422, respectively, and classified as interest expense – related party.

(c)    During the six months ended June 30, 2016, the Company issued 25,000 shares of common stock, par value $.01, valued and recorded at $16,000 for a stock bonus.

Note 16. Business Segment and Geographic Area Information.

Business Segments

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended June 30,
	2016			2015
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$16,624	$3,467	$20,091	$15,756	$3,787	$19,543
Depreciation	21	4	25	25	6	31
Amortization of Other Intangible Assets	52	11	63	48	11	59
Interest Expense	220	46	266	232	56	288
Segment Profit	2,777	611	3,388	816	561	1,377
Segment Assets (1)	19,166	4,610	23,776	19,226	5,089	24,315
Expenditures for Segment Assets	$146	$30	$176	$7	$2	$9

	Six Months Ended June 30,
	2016			2015
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$34,369	$6,361	$40,730	$31,160	$5,877	$37,037
Depreciation	44	8	52	55	11	66
Amortization of Other Intangible Assets	109	20	129	99	19	118
Interest Expense	456	85	541	477	90	567
Segment Profit	4,804	1,039	5,843	1,338	738	2,076
Segment Assets (1)	19,467	4,309	23,776	19,886	4,429	24,315
Expenditures for Segment Assets	$150	$28	$178	$18	$4	$22

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2016	2015	2016	2015
Total Profit or Loss for Reportable Segments	$3,388	$1,377	$5,843	$2,076
Unallocated Amounts:
Corporate Expenses	(1,677)	(1,435)	(3,235)	(3,442)
Income (Loss) Before Income Taxes	$1,711	$(58)	$2,608	$(1,366)

Assets	At June 30, 2016	At December 31, 2015
Total Assets for Reportable Segments (1)	$23,776	$23,713
Other Unallocated Amounts (2)	263	2,296
Consolidated Total	$24,039	$26,009

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2016					2015
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$18,987	$543	$—	$561	$20,091	$17,997	$545	$—	$1,001	$19,543
Long-Lived Assets	6,505	—	—	—	6,505	7,002	—	—	—	7,002

	Six Months Ended June 30,
	2016					2015
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$38,574	$949	$3	$1,204	$40,730	$34,583	$1,080	$—	$1,374	$37,037
Long-Lived Assets	6,505	—	—	—	6,505	7,002	—	—	—	7,002

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

This financial review presents our operating results for the three and six months ended June 30, 2016 and 2015, and our financial condition at June 30, 2016.

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

EBITDA

We define EBITDA as net income or loss before interest, taxes, depreciation and amortization of other intangible assets.

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

•	EBITDA and Adjusted EBITDA do not include tax expenses. Because the payment of taxes is a necessary element of our costs, any measure that excludes tax expense may have material limitations;

•	EBITDA and Adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and

•	Adjusted EBITDA does not include share-based compensation expense.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Performance for the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

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

	Three Months Ended June 30,
	2016	2015
Summary of Overall Results of Operations
Sales	$20,091	$19,543
Operating Income	1,682	510
Other (Income) Expense	(29)	568
Net Income (Loss)	1,665	(149)
EBITDA	2,435	724
Adjusted EBITDA	$2,682	$905

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income (Loss):	$1,665	$(149)
Additions / (Deductions):
Interest Expense	304	334
Interest Expense – Related Party	183	197
Interest Expense – Amortization of Discount	45	45
Tax Expense (Benefit) (1)	98	143
Depreciation (2)	70	88
Amortization of Other Intangible Assets	70	66
EBITDA	$2,435	$724
Additions / (Deductions):
Share Based Compensation (3)	247	181
Adjusted EBITDA	$2,682	$905

(1) Represents amounts included in operating expenses and income tax expense.
(2) Represents amounts included in cost of sales and operating expenses.
(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Foam	$16,624	$15,756	5.5%
Coatings	3,467	3,787	(8.4)%
Total Sales	$20,091	$19,543	2.8%

For the three months ended June 30, 2016, our total sales increased by $548,000, or an increase of 2.8% from the same period in 2015. Foam sales increased $868,000 primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. The increase in foam sales was slightly offset by a decrease in coatings sales of $320,000, primarily due to slightly lower market demand.

Gross Profit

The following is a summary of gross profit for the three months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Cost of Sales	$13,981	$15,104	(7.4)%
Gross Profit	$6,110	$4,439	37.6%
Gross Margin Percentage:
Foam	30.2%	20.8%	45.2%
Coatings	31.2%	30.5%	2.3%
Total	30.4%	22.7%	33.9%

For the three months ended June 30, 2016, our gross profit increased by $1.7 million, or an increase of 37.6% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $1.6 million in purchased feedstock, freight, and other manufacturing costs. The increase in sales also contributed an additional $124,000 of gross profit.

Operating Expenses

Selling, general and administrative expenses increased $451,000 or 13.2%, to $3.9 million for the three months ended June 30, 2016, compared to $3.4 million for the same period in 2015. The increase was primarily due to increases of $251,000 in sales related expenses, including commissions and the hiring of additional full time sales personnel, $63,000 in technical services expenses primarily due to additional technical service representatives to support our customers, and $66,000 in share based compensation. The remainder of the increase is a combination of minimal fluctuations.

Professional fees increased $101,000 or 46.1%, to $320,000 for the three months ended June 30, 2016, compared to $219,000 for the same period in 2015, primarily due to legal defense fees.

Depreciation expense decreased $6,000 or 17.1%, to $29,000 for the three months ended June 30, 2016, compared to $35,000 for the same period in 2015, due to reductions in depreciable assets.

Amortization of other intangible assets expense increased $4,000 or 6.1%, to $70,000 for the three months ended June 30, 2016, compared to $66,000 for the same period in 2015. The increase is mainly due to additional approvals and certifications related to our products.

Consulting decreased $51,000 or 25.9% to $146,000 for the three months ended June 30, 2016, compared to $197,000 for the same period in 2015, primarily due to a decrease in the need for recruiting services.

Other (Income) Expense

Interest expense decreased $30,000 or 9.0%, to $304,000 for the three months ended June 30, 2016, compared to $334,000 for the same period in 2015, due to a lower average balance and lower interest rate on our revolver loan, augmented by a lower amount outstanding on the Enhanced Note payable.

Interest expense – related party decreased $14,000 or 7.1%, to $183,000 for the three months ended June 30, 2016, compared to $197,000 for the same period in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder, that were paid in full at the end of 2015.

Interest expense – amortization of discount remained flat at $45,000 for the three months ended June 30, 2016 and the same period in 2015. The amortization relates to the purchase discount associated with the Enhanced Note.

Other income, net increased $553,000 or 6,912.5%, to $561,000 for the three months ended June 30, 2016, compared to $8,000 for the same period in 2015. The increase is primarily due to the receipt of a settlement check related to a class action lawsuit, offset by a loss on the disposal of a vehicle.

Performance for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

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

	Six Months Ended June 30,
	2016	2015
Summary of Overall Results of Operations
Sales	$40,730	$37,037
Operating Income (Loss)	3,079	(225)
Other (Income) Expense	471	1,141
Net Income (Loss)	2,496	(1,548)
EBITDA	4,073	163
Adjusted EBITDA	$4,538	$991
Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income (Loss):	$2,496	$(1,548)
Additions / (Deductions):
Interest Expense	626	660
Interest Expense – Related Party	366	384
Interest Expense – Amortization of Discount	90	90
Tax Expense (Benefit) (1)	210	265
Depreciation (2)	142	180
Amortization of Other Intangible Assets	143	132
EBITDA	$4,073	$163
Additions / (Deductions):
Share Based Compensation (3)	465	828
Adjusted EBITDA	$4,538	$991

(1) Represents amounts included in operating expenses and income tax expense.
(2) Represents amounts included in cost of sales and operating expenses.
(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Foam	$34,369	$31,160	10.3%
Coatings	6,361	5,877	8.2%
Total Sales	$40,730	$37,037	10.0%

For the six months ended June 30, 2016, our total sales increased by $3.7 million, or an increase of 10.0% from the same period in 2015. Foam sales increased $3.2 million primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. Coatings sales increased $484,000, primarily due to the company focusing on higher margin coatings sales and the addition of sales representatives with significant coatings experience.

Gross Profit

The following is a summary of gross profit for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Cost of Sales	$28,946	$29,011	(0.2)%
Gross Profit	$11,784	$8,026	46.8%
Gross Margin Percentage:
Foam	28.6%	20.4%	40.2%
Coatings	30.9%	28.6%	8.0%
Total	28.9%	21.7%	33.2%

For the six months ended June 30, 2016, our gross profit increased by $3.8 million, or an increase of 46.8% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $2.9 million in purchased feedstock, freight, and other manufacturing costs. The increase in sales also contributed an additional $800,000 of gross profit.

Operating Expenses

Selling, general and administrative expenses increased $494,000, or 7.0%, to $7.6 million for the six months ended June 30, 2016, compared to $7.1 million for the same period in 2015. The increase was primarily due to increases of $493,000 in sales related expenses, including commissions and the hiring of additional full time sales personnel, $160,000 in technical services expenses primarily due to additional technical service representatives to support our customers, and $150,000 in corporate office expenses. These increases were offset by a decrease of $364,000 in share based compensation. The remainder of the increase is a combination of minimal fluctuations.

Professional fees increased $24,000 or 4.3%, to $630,000 for the six months ended June 30, 2016, compared to $606,000 for the same period in 2015, due to a slight increase in legal fees.

Depreciation expense decreased $14,000 or 19.2%, to $59,000 for the six months ended June 30, 2016, compared to $73,000 for the same period in 2015, due to reductions in depreciable assets.

Amortization of other intangible assets expense increased $11,000 or 8.3%, to $143,000 for the six months ended June 30, 2016, compared to $132,000 for the same period in 2015. The increase is mainly due to additions to the Company's product approvals and certifications.

Consulting decreased $61,000 or 17.0% to $298,000 for the six months ended June 30, 2016, compared to $359,000 for the same period in 2015, primarily due to a decrease in the need for recruiting services.

Other (Income) Expense

Interest expense decreased $34,000 or 5.2%, to $626,000 for the six months ended June 30, 2016, compared to $660,000 for the same period in 2015, due to a lower average balance and lower interest rate on our revolver loan, augmented by a lower amount outstanding on the Enhanced Note payable.

Interest expense – related party decreased $18,000 or 4.7%, to $366,000 for the six months ended June 30, 2016, compared to $384,000 for the same period in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder, that were paid in full at the end of 2015.

Interest expense – amortization of discount remained flat at $90,000 for the six months ended June 30, 2016 and the same period in 2015. The amortization relates to the purchase discount associated with the Enhanced Note.

Other income, net increased $618,000 or 8,828.6%, to $611,000 for the six months ended June 30, 2016, compared to a net expense of $7,000 for the same period in 2015. The increase is primarily due to the receipt of a settlement check related to a class action lawsuit, slightly offset by a loss on the disposal of a vehicle.

Liquidity and Capital Resources
We do not maintain any cash on hand by design. Instead, we maintain a $12.0 million asset based revolver loan as part of our Loan Agreement with Bank of America (“Revolver Loan”) that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding Revolver Loan balance for that day to fund our continuing operations. The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the Revolver Loan. Disbursements are paid daily from cash being made available under our Revolver Loan based on a borrowing base calculation prepared weekly for funding.

The following is a summary of operating, investing, and financing activities as reflected in the condensed statement of cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

Cash Flow Activity	2016	2015	% Change
Cash Provided by (Used in):
Operating Activities	$4,451	$(750)	(693.5)%
Investing Activities	(178)	(22)	709.1%
Financing Activities	(4,273)	772	(653.5)%
Net Increase (Decrease) in Cash	$—	$—

Net cash provided by operating activities increased by $5.2 million, to $4.5 million for the six months ended June 30, 2016, compared to net cash used in operating activities of $750,000 for the same period in 2015. The increase was due to an improvement in operating results primarily related to net income of $2.5 million driven by increases in sales of $3.7 million and gross profit of $3.8 million, offset slightly by a decrease in working capital.

The following is a summary of Net Working Capital at June 30, 2016 and December 31, 2015 (in thousands)

Net Working Capital	2016	2015	% Change
Current Assets	$17,531	$19,396	(9.6)%
Current Liabilities	8,080	9,208	(12.3)%
Net Working Capital	9,451	10,188	(7.2)%
Current Ratio	2.17:1	2.11:1

Net working capital decreased by $825,000 during the six months ended June 30, 2016, from December 31, 2015. The decrease in net working capital was primarily driven by a reduction in inventory of $2.2 million, which was offset by a combination of other minimal fluctuations.

Net cash used in investing activities for the six months ended June 30, 2016 was $178,000, which was fully related to capital expenditures. Net cash used in investing activities for the six months ended June 30, 2015 was $22,000, which was fully related to capital expenditures.

Net cash used in financing activities was $4.3 million for the six months ended June 30, 2016, and consisted of net repayments, net of borrowings on our Revolver Loan and a repayment of $1.9 million on the Enhanced Note payable. Net cash generated by financing activities was $772,000 for the six months ended June 30, 2015, and consisted of net proceeds from borrowing, net of repayments, of $500,000 under our Revolver Loan and $250,000 from a note payable to our chairman of the board.

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

Credit Facilities and Other Debt

Loan Agreement: On September 1, 2010, we entered into our Loan Agreement with Bank of America, N.A., which, as amended from time to time, provides for our $12 million Revolver Loan. At June 30, 2016 and December 31, 2015, the balance outstanding on the Revolver Loan, net of deferred financing costs, was $4.3 million and $6.7 million, respectively. The Company has three material debt covenants to comply with on the Loan Agreement: (i) Capital expenditures are limited to $625,000 on an annual basis; (ii) The amount outstanding under the Revolver Loan may not exceed the borrowing base (calculation defined as an amount determined by a detailed calculation and includes an amount equal to 85% of eligible accounts receivable, 65% of eligible finished goods and 30% of eligible raw materials, up to $6 million; and (iii) Maintain an FCCR, tested monthly as of the last day of each calendar month for the twelve month period then ended, of at least 1.0 to 1.0. The Company is required to submit its borrowing base calculation to Bank of America weekly. If, at any time, the Company’s borrowing base calculation is less than the amount outstanding under the Revolver Loan, and that amount remains unpaid or future borrowing base calculations do not increase to an amount equal to the balance outstanding under the Revolver Loan, Bank of America, in its sole discretion, may accelerate any and all amounts outstanding under the Revolver Loan. Cash available under our Revolver Loan based on the borrowing base calculation at June 30, 2016 and December 31, 2015 was $4.0 million and $2.2 million, respectively. At June 30, 2016, we were in compliance with our Loan Agreement debt covenants.

Enhanced Note: On December 10, 2013, we entered into our Enhanced Note with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP, which, as amended from time to time, provided us with an aggregate of $7.2 million in cash to refinance a balance of $3.3 million outstanding on December 10, 2013 from a prior Enhanced financing arrangement and increase our working capital for the difference. The current interest rate is 12.5% per annum payable monthly and the maturity date is December 10, 2017. The Company has the right to prepay the Enhanced Note without penalty and the Chairman has committed to ensure funding is in place by August 31, 2016 so the maturity date of our Loan Agreement with Bank of America is not accelerated. In addition, pursuant to the chairman's guaranty, as amended from time to time, of the Enhanced Note, a payment of $2 million is required from him by April 30, 2016 if the Company elects not to repay that amount to Enhanced. The Company has four material debt covenants to comply with on the Enhanced Note: (i) capital expenditures are limited to $625,000 on an annual basis; (ii) a minimum Adjusted EBITDA which cannot, for the three (3) months ending on the last day of each month, be less than the corresponding amount set forth in the schedule for such period, (iii) maintain an FCCR, tested monthly as of the last day of each calendar month, in each case for the most recently completed twelve calendar months, equal to at least 1.25 to 1.0, and (iv) maintain minimum liquidity equal of $500,000. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Note. On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the note payable. At June 30, 2016 and December 31, 2015, the balance outstanding on the Enhanced Note, net of deferred financing costs, was $5.7 million and $7.5 million, respectively. At June 30, 2016, we were in compliance with our Enhanced Note debt covenants.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended June 30, 2016, there were no material changes or developments in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

During the fiscal quarter ended June 30, 2016, there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

LAPOLLA INDUSTRIES, INC.

Date:	July 26, 2016	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	July 26, 2016	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith