Form 10-Q
period 2016-09-30
LAPOLLA INDUSTRIES INC
filed 2016-10-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 31, 2016, was 123,394,129.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

September 30, 2016 and December 31, 2015	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2016 and 2015	3

UNADUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$1,217	$—
Trade Receivables, Net	11,412	10,006
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	9	42
Inventories	7,151	8,174
Prepaid Expenses and Other Current Assets	1,124	1,174
Total Current Assets	20,913	19,396

Property, Plant and Equipment	1,016	1,087
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,176	1,197
Deposits and Other Non-Current Assets, Net	88	94
Total Assets	$27,428	$26,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,359	$6,384
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	65	51
Accrued Expenses and Other Current Liabilities	2,269	2,773
Total Current Liabilities	9,693	9,208

Long-Term Debt, Net	9,662	14,137
Accrued Interest – Note Payable – Related Party	4	4
Deferred Tax Liability	404	365
Total Liabilities	19,763	23,714

Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 123,394,129 and 122,125,072 Issued and Outstanding for September 30, 2016 and December 31, 2015, respectively.	1,234	1,221
Additional Paid-In Capital	93,323	91,930
Accumulated Deficit	(86,892)	(90,856)
Total Stockholders' Equity	7,665	2,295
Total Liabilities and Stockholders' Equity	$27,428	$26,009

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$20,917	$20,182	$61,647	$57,219

Cost of Sales	14,773	15,340	43,719	44,352

Gross Profit	6,144	4,842	17,928	12,867

Operating Expenses:
Selling, General and Administrative	3,525	3,391	11,100	10,472
Professional Fees	339	335	969	941
Depreciation	20	35	79	108
Amortization of Other Intangible Assets	67	60	210	192
Consulting Fees	123	140	421	499
Total Operating Expenses	4,074	3,961	12,779	12,212

Operating Income	2,070	881	5,149	655

Other (Income) Expense:
Interest Expense	192	335	818	995
Interest Expense – Related Party	125	196	491	579
Interest Expense – Amortization of Discount	30	46	120	136
Loss on Extinguishment of Debt	306	—	306	—
Other, Net	(90)	(2)	(701)	5
Total Other Expense	563	575	1,034	1,715

Income (Loss) Before Income Taxes	1,507	306	4,115	(1,060)
Income Tax Expense	39	91	151	273

Net Income (Loss)	$1,468	$215	$3,964	$(1,333)

Earnings (Loss) Per Share:
Basic	$0.01	$0.00	$0.03	$(0.01)
Diluted	$0.01	$0.00	$0.03	$(0.01)
Weighted Average Shares Outstanding:
Basic	123,016	121,556	122,654	121,076
Diluted	123,050	121,558	122,655	121,076

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net Income (Loss)	$3,964	$(1,333)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	202	268
Amortization of Other Intangible Assets	210	192
Provision for Losses on Accounts Receivable	169	245
Share Based Compensation Expense	711	1,017
Interest Expense – Related Party	491	579
Interest Expense – Enhanced Notes PIK	—	245
Interest Expense – Amortization of Discount	120	136
Loss on Foreign Currency Exchange	8	51
Gain on Disposal of Assets	(9)	(4)
Loss on Extinguishment of Debt	306	—
Deferred Income Tax Provision	39	273
Changes in Assets and Liabilities:
Trade Receivables	(1,580)	(1,943)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	33	(22)
Inventories	1,022	(718)
Prepaid Expenses and Other Current Assets	51	662
Other Intangible Assets	(190)	(225)
Deposits and Other Non-Current Assets	41	112
Accounts Payable	973	(366)
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	14	125
Accrued Expenses and Other Current Liabilities	(504)	421
Net Cash Provided by (Used in) Operating Activities	6,071	(285)

Cash Flows From Investing Activities:
Additions to Property, Plant and Equipment	(133)	(56)
Net Cash Used in Investing Activities	(133)	(56)

Cash Flows From Financing Activities:
Proceeds from Line of Credit	9,953	—
Principal Repayments to Line of Credit	(250)	—
Proceeds from Revolver Loan	54,996	58,772
Principal Repayments to Revolver Loan	(61,732)	(58,681)
Proceeds from Note Payable – Related Party	—	250
Principal Repayments on Enhanced Notes	(7,688)	—
Net Cash (Used in) Provided by Financing Activities	(4,721)	341

Net Increase in Cash	1,217	—
Cash at Beginning of Period	—	—
Cash at End of Period	$1,217	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$27	$—
Cash Payments for Interest	735	791

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$695	$550

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 -    Basis of Presentation, Critical Accounting Policies, Estimates, and Assumptions

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 28, 2016, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. The Company's deferred tax asset was approximately $23.3 million and $27.4 million at September 30, 2016 and December 31, 2015, respectively. The Company recorded a valuation allowance against the deferred tax asset of $23.7 million and $27.8 million at September 30, 2016 and December 31, 2015, respectively, creating a deferred tax liability of $404,000 and $365,000, respectively. The Company had no increase or decrease in unrecognized income tax benefits or any accrued interest or penalties relating to tax uncertainties at September 30, 2016 and December 31, 2015. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Note 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs." The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted for financial statements that have not been previously issued. The Company adopted the provisions of the guidance in the first quarter of 2016. The adoption did not have a material impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with
Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, effective upon adoption of ASU 2014-09, and ASU No. 2016-12, which reduces the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 2 - Recent Accounting Pronouncements, continued

New Accounting Standards Not Yet Adopted - continued

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern:  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company is currently evaluating the impact the pronouncement will have on the financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 2 - Recent Accounting Pronouncements, continued

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which contains amendments designed to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date and replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which contains amendments designed to make current GAAP clear or provide specific guidance on eight cash flow classification issues relating to how certain cash receipts and cash payments are presented and classified in the statement of cash flows, thereby reducing the current and potential future diversity in practice. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this guidance.

Note 3 - Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and nine month period ended September 30, 2016 and 2015, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 43% and 41%, and 42% and 42%, of purchases, respectively.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 4 - Trade Receivables

Trade receivables are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade Receivables	$11,946	$10,551
Less: Allowance for Doubtful Accounts	(534)	(545)
Trade Receivables, Net	$11,412	$10,006

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

The following is a summary of contracts in progress (in thousands):

	September 30, 2016	December 31, 2015
Costs Incurred on Uncompleted Contracts	$610	$1,089
Estimated Earnings on Uncompleted Contracts	184	306
Earned Revenues	794	1,395
Billings to Date	(850)	(1,404)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(56)	$(9)

This amount is included in the accompanying condensed balance sheets under the following captions at:

	September 30, 2016	December 31, 2015
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$9	$42
Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(65)	(51)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(56)	$(9)

Note 6 - Inventories

The following is a summary of inventories (in thousands):

	September 30, 2016	December 31, 2015
Raw Materials	$1,995	$2,599
Finished Goods	5,156	5,575
Total Inventories	$7,151	$8,174

Note 7 - Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets (in thousands):

	September 30, 2016	December 31, 2015
Prepaid Insurances	$403	$637
Prepaid Marketing	75	116
Prepaid Consulting	61	58
Prepaid Other	585	363
Total Prepaid Expenses and Other Current Assets	$1,124	$1,174

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8 - Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2016	December 31, 2015
Vehicles	$244	$462
Leasehold Improvements	270	289
Office Furniture and Equipment	155	307
Computers and Software	902	946
Machinery and Equipment	2,532	2,517
Total Property, Plant and Equipment	$4,103	$4,521
Less: Accumulated Depreciation	(3,087)	(3,434)
Total Property, Plant and Equipment, Net	$1,016	$1,087

Note 9 - Goodwill and Other Intangible Assets

Goodwill

The following is a summary of Goodwill (in thousands):

	September 30, 2016	December 31, 2015
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(102)	$36	$138	$(95)	$43
Trade Names	750	(407)	343	750	(369)	381
Approvals and Certifications	3,392	(2,595)	797	3,202	(2,429)	773
	$4,280	$(3,104)	$1,176	$4,090	$(2,893)	$1,197

Note 10 - Deposits and Other Non-Current Assets

The following is a summary of deposits and other non-current assets (in thousands):

	September 30, 2016	December 31, 2015
Prepaid Expenses	$11	$25
Other Receivables	13	5
Deposits	64	64
Total Deposits and Other Non-Current Assets	$88	$94

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11 - Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities (in thousands):

	September 30, 2016	December 31, 2015
Accrued Payroll	$123	$(6)
Accrued Commissions	132	129
Accrued Inventory Purchases	352	438
Accrued Taxes and Other	1,450	1,725
Accrued Insurance	205	459
Deferred Finance Charge Income	7	28
Total Accrued Expenses and Other Current Liabilities	$2,269	$2,773

Note 12 - Long-Term Debt

The following is a summary of long-term debt (in thousands):

Debt Facility	Effective Cash Interest Rate	September 30, 2016	December 31, 2015
Line of Credit	2.78%	$9,703	$—
Revolver Loan	4.59%	—	6,736
Note Payable	11.66%	—	7,688
Total Long-Term Debt		9,703	14,424
Less Debt Issuance Costs and Unamortized Discount		(41)	(287)
Long-Term Debt, Net		$9,662	$14,137

(a)    Loan Agreement    . The Company entered into a loan agreement with Bank of America, N.A. (the "Bank") on September 7, 2016 (the “Loan Agreement”), which amended and restated in its entirety that certain Loan and Security Agreement dated August 31, 2010 with the Bank (as amended, the "Prior Credit Agreement"). The Loan Agreement provides an initial line of credit of $15 million for a 3 years term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Loan Agreement requires the Company to comply with two financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the "Total Margined Value") to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the "Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Loan Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes (as defined below), and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Loan Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes (defined below) and the Prior Credit Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At September 30, 2016, the balance outstanding on the Line of Credit, net of deferred financing costs, was $9.7 million, and the weighted-average interest rate was 2.78%. Cash available under our Line of Credit based on the Asset Coverage Ratio at September 30, 2016 was $3.2 million. At September 30, 2016, the Company was in compliance with all of its Loan Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12 - Long-Term Debt, continued

(b)    Prior Credit Agreement. The Company entered into the Prior Credit Agreement with the Bank on September 1, 2010, which, as amended, provided for a $12 million Revolver Loan. This Prior Credit Agreement was replaced in its entirety and the Revolver Loan provided in connection therewith, which had an outstanding balance of $2.7 million, was paid in full from a draw against our Line of Credit upon closing of the Loan Agreement with the Bank on September 7, 2016. At December 31, 2015, the balance outstanding on the Revolver Loan, net of deferred financing costs, was $6.7 million, and the weighted-average interest rate was 4.6%. Cash available under the Revolver Loan based on the borrowing base calculation (defined as an amount determined by a detailed calculation that includes an amount equal to 85% of eligible accounts receivable, 65% of eligible finished goods and 30% of eligible raw materials, up to $6 million) at December 31, 2015 was $2.2 million.

(c)    Note Purchase Agreement.

(i)    Enhanced Notes. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC (“Enhanced Jobs”) and Enhanced Credit Supported Loan Fund, LP (“Enhanced Credit”), on December 10, 2013, originally issuing an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2017 (“Enhanced Notes”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. This Note Purchase Agreement was terminated and the Enhanced Notes issued in connection therewith, which had an aggregate outstanding balance, net of repayments plus accrued interest including PIK, of $5.8 million, were paid in full from a draw against our Line of Credit upon closing of the Loan Agreement with the Bank on September 7, 2016. Upon satisfaction and termination of the Note Purchase Agreement by the Company, the chairman of the board's commitment to ensure funding upon maturity of the Enhanced Notes and his personal guaranty on the Note Purchase Agreement were terminated. At December 31, 2015, the balance outstanding on the Enhanced Notes, net of deferred financing costs, was $7.5 million, and the effective interest rate was 25.6%.

(ii)    Guaranty Agreement. In connection with the Enhanced Notes described in (c)(i) above, the chairman of the board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement to secure the Company’s performance under the Enhanced Notes. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Enhanced Notes, granted Guarantor 3.7 million shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the original 3 year term of the Enhanced Notes (“Guaranty Shares”). The Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2.2 million. The Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate of the Enhanced Notes. Upon repayment of the Enhanced Notes by the Company, the chairman of the board's personal guaranty on the Note Purchase Agreement terminated and all remaining unvested Guaranty Shares vested on an accelerated basis. At December 31, 2015, there were 2.5 million Guaranty Shares vested, valued and recorded at $1.5 million.

(iii)    Chairman of the Board Commitment. On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment”), the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to ensure the Company had funding to pay off the aggregate amount of $7.2 million by August 31, 2016, plus any accrued and unpaid interest (the “Obligations”), outstanding with respect to the Enhanced Notes, of which $2 million is required from him by April 30, 2016 if the Company does not repay that amount (the Commitment”). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Notes. On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the Enhanced Notes. Upon repayment of the Enhanced Notes by the Company, the chairman of the board's Commitment was terminated.

(d)    Notes Payable – Related Party. The Company entered into a $250,000 promissory note with the chairman of the board, bearing interest at 8% per annum, and maturing June 10, 2017, which was subordinated to the Prior Credit Agreement and the Enhanced Notes described in (b) and (c)(i) above, on January 21, 2015. The Company paid the $250,000 principal amount back to the chairman of the board during the fourth quarter of 2015, and at September 30, 2016, there remains $4,000 in accrued and unpaid interest outstanding.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 13 - Related Party Transactions

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

(d)    During the three and nine months ended September 30, 2016, the Company issued an aggregate of 41,801 and 86,404 shares of restricted common stock, par value $.01, pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $18,014 and $38,064, respectively.

(e)    During the three and nine months ended September 30, 2016, the Company vested an aggregate of 546,949 and 1,157,653 shares of restricted common stock, par value $.01, as Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guaranty relating to the Enhanced Note, which transactions were valued and recorded in the aggregate at $328,169 and $694,591, respectively, and classified as interest expense – related party.

Note 14 - Net Income (Loss) Per Common Share – Basic and Diluted

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) available to common shareholders (A)	$1,468	$215	$3,964	$(1,333)

Weighted average common shares outstanding (B)	123,016	121,556	122,654	121,076
Dilutive effect of equity incentive plans	34	2	1	0
Weighted average common shares outstanding, assuming dilution (C)	123,050	121,558	122,655	121,076

Basic earnings (loss) per common share (A)/(B)	$0.01	$0.00	$0.03	$(0.01)
Diluted earnings (loss) per common share (A)/(C)	$0.01	$0.00	$0.03	$(0.01)

For the three and nine months ended September 30, 2016, a total of 1,008,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 14 - Net Income (Loss) Per Common Share – Basic and Diluted, continued

For the three and nine months ended September 30, 2015, a total of 4,459,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were out-of-the-money.

Out-of-the money options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than their exercise price.

Note 15 - Securities Transactions

(a)    During the three and nine months ended September 30, 2016, the Company issued an aggregate of 41,801 and 86,404 shares of restricted common stock, par value $.01, pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $18,014 and $38,063, respectively.

(b)    During the three and nine months ended September 30, 2016, the Company vested an aggregate of 546,949 and 1,157,653 shares of restricted common stock, par value $.01, as Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guaranty relating to the Enhanced Note, which transactions were valued and recorded in the aggregate at $328,169 and $694,591, respectively, and classified as interest expense – related party.

(c)    During the nine months ended September 30, 2016, the Company issued 25,000 shares of common stock, par value $.01, valued and recorded at $16,000 for a stock bonus.

Note 16 - Business Segment and Geographic Area Information

Business Segments

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$17,719	$3,198	$20,917	$16,289	$3,893	$20,182
Depreciation	15	3	18	26	6	32
Amortization of Other Intangible Assets	51	9	60	44	10	54
Interest Expense	147	27	174	232	56	288
Segment Profit	2,713	541	3,254	1,176	631	1,807
Segment Assets (1)	21,315	4,564	25,879	19,153	4,560	23,713
Expenditures for Segment Assets	$(38)	$(7)	$(45)	$28	$7	$35

	Nine Months Ended September 30,
	2016			2015
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$52,088	$9,559	$61,647	$47,449	$9,770	$57,219
Depreciation	59	11	70	81	17	98
Amortization of Other Intangible Assets	160	29	189	143	29	172
Interest Expense	603	112	715	709	146	855
Segment Profit	7,517	1,580	9,097	2,520	1,363	3,883
Segment Assets (1)	21,315	4,564	25,879	19,153	4,560	23,713
Expenditures for Segment Assets	$112	$21	$133	$47	$9	$56

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2016	2015	2016	2015
Total Profit or Loss for Reportable Segments	$3,254	$1,807	$9,097	$3,883
Unallocated Amounts:
Corporate Expenses	(1,747)	(1,501)	(4,982)	(4,943)
Income (Loss) Before Income Taxes	$1,507	$306	$4,115	$(1,060)

Assets	At September 30, 2016	At December 31, 2015
Total Assets for Reportable Segments (1)	$25,879	$23,713
Other Unallocated Amounts (2)	1,549	2,296
Consolidated Total	$27,428	$26,009

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2016					2015
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$19,592	$921	$—	$404	$20,917	$19,134	$629	$—	$419	$20,182
Long-Lived Assets	6,464	—	—	—	6,464	6,838	—	—	—	6,838

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information - continued.

	Nine Months Ended September 30,
	2016					2015
	United States	Europe	Middle East	Rest of World	Total	United States	Europe	Middle East	Rest of World	Total
Sales	$58,166	$1,870	$3	$1,608	$61,647	$53,717	$1,709	$—	$1,793	$57,219
Long-Lived Assets	6,464	—	—	—	6,464	6,838	—	—	—	6,838

Note 17 - Subsequent Events

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

This financial review presents our operating results for the three and nine months ended September 30, 2016 and 2015, and our financial condition at September 30, 2016.

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

•	EBITDA and Adjusted EBITDA do not include tax expense. Because the payment of taxes is a necessary element of our costs, any measure that excludes tax expense may have material limitations;

•	EBITDA and Adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and

•	Adjusted EBITDA does not include share-based compensation expense.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Performance for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

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

	Three Months Ended September 30,
	2016	2015
Summary of Overall Results of Operations:
Sales	$20,917	$20,182
Operating Income	2,070	881
Other Expense	563	575
Net Income	1,468	215
EBITDA	2,315	1,090
Adjusted EBITDA	$2,562	$1,279

Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income	$1,468	$215
Additions / (Deductions):
Interest Expense	192	335
Interest Expense – Related Party	125	196
Interest Expense – Amortization of Discount	30	46
Loss on Extinguishment of Debt	306	—
Tax Expense (1)	67	150
Depreciation (2)	60	88
Amortization of Other Intangible Assets	67	60
EBITDA	$2,315	$1,090
Additions / (Deductions):
Share Based Compensation (3)	247	189
Adjusted EBITDA	$2,562	$1,279
(1) Represents amounts included in operating expenses and income tax expense for the periods then ended.
(2) Represents amounts included in cost of sales and operating expenses for the periods then ended.
(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Foam	$17,719	$16,289	8.8%
Coatings	3,198	3,893	(17.9)%
Total Sales	$20,917	$20,182	3.6%

For the three months ended September 30, 2016, our total sales increased by $735,000, or an increase of 3.6% from the same period in 2015. Foam sales increased $1.4 million primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. The increase in foam sales was slightly offset by a decrease in coatings sales of $695,000, primarily due to slightly lower market demand.

Gross Profit

The following is a summary of gross profit for the three months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Cost of Sales	$14,773	$15,340	(3.7)%
Gross Profit	$6,144	$4,842	26.9%
Gross Margin Percentage:
Foam	29.1%	22.3%	30.5%
Coatings	30.8%	31.2%	(1.3)%
Total	29.4%	24.0%	22.5%

For the three months ended September 30, 2016, our gross profit increased by $1.3 million, or an increase of 26.9% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $1.1 million in purchased feedstock, freight, and other manufacturing costs. The increase in sales also contributed an additional $176,000 of gross profit.

Operating Expenses

Selling, general, and administrative expenses increased $134,000 or 4.0%, to $3.5 million for the three months ended September 30, 2016, compared to $3.4 million for the same period in 2015. The increase was primarily due to increases of $58,000 in marketing related expenses, $57,000 in technical services expenses primarily due to additional technical service representatives to support our customers, and $58,000 in share based compensation. These increases were offset by a decrease in bad debt expense of $74,000. The remainder of the increase is a combination of minimal fluctuations.

Professional fees increased $4,000 or 1.2%, to $339,000 for the three months ended September 30, 2016, compared to $335,000 for the same period in 2015, due to a slight increase in legal fees.

Depreciation expense decreased $15,000 or 42.9%, to $20,000 for the three months ended September 30, 2016, compared to $35,000 for the same period in 2015, due to reductions in depreciable assets.

Amortization of other intangible assets expense increased $7,000 or 11.7%, to $67,000 for the three months ended September 30, 2016, compared to $60,000 for the same period in 2015. The increase is mainly due to additions to the Company's product approvals and certifications.

Consulting decreased $17,000 or 12.1%, to $123,000 for the three months ended September 30, 2016, compared to $140,000 for the same period in 2015, primarily due to a decrease in the need for recruiting services.

Other (Income) Expense

Interest expense decreased $143,000 or 42.7%, to $192,000 for the three months ended September 30, 2016, compared to $335,000 for the same period in 2015, due to a lower average balance and lower interest rate on our revolver loan, augmented by the refinancing of the Enhanced Note and the revolver loan into a new line of credit with Bank of America, N.A. on September 7, 2016. The estimated annual savings from the interest rate reduction is $936,000.

Interest expense – related party decreased $71,000 or 36.2%, to $125,000 for the three months ended September 30, 2016, compared to $196,000 for the same period in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder that were paid in full at the end of 2015, augmented by the termination of the Enhanced Note and the guaranty agreement on September 7, 2016.

Interest expense – amortization of discount decreased $16,000 or 34.8%, to $30,000 for the three months ended September 30, 2016, compared to $46,000 for the same period in 2015. The amortization relates to the purchase discount associated with the Enhanced Note, which was terminated on September 7, 2016.

Other income, net increased $88,000 or 4,400.0%, to $90,000 for the three months ended September 30, 2016, compared to $2,000 for the same period in 2015. The increase was primarily due to the receipt of an insurance settlement check for an automobile that was previously disposed of.

Loss on extinguishment of debt was $306,000 for the three months ended September 30, 2016 compared to $0 for the same period in 2015. The loss relates to the termination of the Enhanced Note and consists of the unamortized note discount, deferred financing fees, and unvested shares of common stock related to the guaranty of the debt.

Performance for the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

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

	Nine Months Ended September 30,
	2016	2015
Summary of Overall Results of Operations:
Sales	$61,647	$57,219
Operating Income	5,149	655
Other Expense	1,034	1,715
Net Income (Loss)	3,964	(1,333)
EBITDA	6,388	1,253
Adjusted EBITDA	$7,099	$2,270
Reconciliation of EBITDA and Adjusted EBITDA to Net Loss:
Net Income (Loss):	$3,964	$(1,333)
Additions / (Deductions):
Interest Expense	818	995
Interest Expense – Related Party	491	579
Interest Expense – Amortization of Discount	120	136
Loss on Extinguishment of Debt	306	—
Tax Expense (1)	277	416
Depreciation (2)	202	268
Amortization of Other Intangible Assets	210	192
EBITDA	$6,388	$1,253
Additions / (Deductions):
Share Based Compensation (3)	711	1,017
Adjusted EBITDA	$7,099	$2,270
(1) Represents amounts included in operating expenses and income tax expense.
(2) Represents amounts included in cost of sales and operating expenses.
(3) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Foam	$52,088	$47,449	9.8%
Coatings	9,559	9,770	(2.2)%
Total Sales	$61,647	$57,219	7.7%

For the nine months ended September 30, 2016, our total sales increased by $4.4 million, or an increase of 7.7% from the same period in 2015. Foam sales increased $4.6 million primarily due to higher demand for our foams, which we believe is attributable to cost conscious residential and commercial building owners transitioning from traditional fiberglass insulation to energy efficient spray polyurethane foam. The increase in foam sales was slightly offset by a decrease in coatings sales of $211,000, primarily due to slightly lower market demand.

Gross Profit

The following is a summary of gross profit for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	% Change
Cost of Sales	$43,719	$44,352	(1.4)%
Gross Profit	$17,928	$12,867	39.3%
Gross Margin Percentage:
Foam	28.8%	21.0%	37.1%
Coatings	30.9%	29.7%	4.0%
Total	29.1%	22.5%	29.3%

For the nine months ended September 30, 2016, our gross profit increased by $5.1 million, or an increase of 39.3% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $4.0 million in purchased feedstock, freight, and other manufacturing costs. The increase in sales also contributed an additional $996,000 of gross profit.

Operating Expenses

Selling, general, and administrative expenses increased $628,000, or 6.0%, to $11.1 million for the nine months ended September 30, 2016, compared to $10.5 million for the same period in 2015. The increase was primarily due to increases of $419,000 in sales related expenses, including commissions and the hiring of additional full time sales personnel, $218,000 in technical services expenses primarily due to additional technical service representatives to support our customers, and $120,000 in corporate office expenses. These increases were offset by a decrease of $306,000 in share based compensation. The remainder of the increase is a combination of minimal fluctuations.

Professional fees increased $28,000 or 3.0%, to $969,000 for the nine months ended September 30, 2016, compared to $941,000 for the same period in 2015, due to a slight increase in legal fees.

Depreciation expense decreased $29,000 or 26.9%, to $79,000 for the nine months ended September 30, 2016, compared to $108,000 for the same period in 2015, due to reductions in depreciable assets.

Amortization of other intangible assets expense increased $18,000 or 9.4%, to $210,000 for the nine months ended September 30, 2016, compared to $192,000 for the same period in 2015. The increase is mainly due to additions to the Company's product approvals and certifications.

Consulting decreased $78,000 or 15.6%, to $421,000 for the nine months ended September 30, 2016, compared to $499,000 for the same period in 2015, primarily due to a decrease in the need for recruiting services.

Other (Income) Expense

Interest expense decreased $177,000 or 17.8%, to $818,000 for the nine months ended September 30, 2016, compared to $995,000 for the same period in 2015, due to a lower average balance and lower interest rate on our revolver loan, augmented by the refinancing of the Enhanced Note and the revolver loan into a new line of credit with Bank of America, N.A. on September 7, 2016. The estimated annual savings from the interest rate reduction is $936,000.

Interest expense – related party decreased $89,000 or 15.3%, to $491,000 for the nine months ended September 30, 2016, compared to $580,000 for the same period in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder that were paid in full at the end of 2015, augmented by the termination of the Enhanced Note and the guaranty agreement on September 7, 2016.

Interest expense – amortization of discount decreased $16,000 or 11.8%, to $120,000 for the three months ended September 30, 2016, compared to $136,000 for the same period in 2015. The amortization relates to the purchase discount associated with the Enhanced Note, which was terminated on September 7, 2016.

Other income, net increased $705,000 or 17,625.0%, to $701,000 for the nine months ended September 30, 2016, compared to a net expense of $4,000 for the same period in 2015. The increase is primarily due to the receipt of a settlement check related to a class action lawsuit.

Loss on extinguishment of debt was $306,000 for the nine months ended September 30, 2016 compared to $0 for the same period in 2015. The loss relates to the termination of the Enhanced Note and consists of the unamortized note discount, deferred financing fees, and unvested shares of common stock related to the guaranty of the debt.

Liquidity and Capital Resources
We entered into a loan agreement with Bank of America, N.A. (the "Bank") on September 7, 2016 (the “Loan Agreement”), under which we maintain a line of credit up to $15 million (the “Line of Credit”). The Company, in connection with the closing of the Loan Agreement, used the Line of Credit to pay off the outstanding balances under: (i) the Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP dated December 10, 2013 (the "Note Purchase Agreement") for promissory notes aggregating $5,833,110 (collectively referred to as the “Enhanced Notes”); and (ii) the Loan and Security Agreement with the Bank dated August 31, 2010 (the "Prior Credit Agreement") aggregating $2,669,763 (the “Revolver Loan"). Refer to Credit Facilities and Other Debt below for more information.

The following is a summary of operating, investing, and financing activities as reflected in the condensed statement of cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

Cash Flow Activity	2016	2015	% Change
Cash Provided by (Used in):
Operating Activities	$6,071	$(285)	(2,230.2)%
Investing Activities	(133)	(56)	137.5%
Financing Activities	(4,721)	341	(1,484.5)%
Net Increase (Decrease) in Cash	$1,217	$—

Net cash provided by operating activities increased by $6.4 million, to $6.1 million for the nine months ended September 30, 2016, compared to net cash used in operating activities of $285,000 for the same period in 2015. The increase was due to an improvement in operating results primarily related to net income of $4.0 million driven by increases in sales of $4.4 million and gross profit of $5.1 million, offset slightly by an increase in working capital.

The following is a summary of Net Working Capital at September 30, 2016 and December 31, 2015 (in thousands):

Net Working Capital	2016	2015	% Change
Current Assets	$20,913	$19,396	7.8%
Current Liabilities	9,693	9,208	5.3%
Net Working Capital	11,220	10,188	10.1%
Current Ratio	2.16:1	2.11:1

Net working capital increased by $1.0 million during the nine months ended September 30, 2016, from December 31, 2015. The increase in net working capital was primarily driven by an increase in cash of $1.2 million, which was offset by a combination of other minimal fluctuations.

Net cash used in investing activities for the nine months ended September 30, 2016 was $133,000, which was fully related to capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2015 was $56,000, which was fully related to capital expenditures.

Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2016, and consisted of proceeds of $9.7 million from our Line of Credit, net of repayments, repayments of $6.7 million on our former Revolver Loan, net of borrowings, and a repayment of $7.7 million on the Enhanced Notes payable. Net cash provided by financing activities was $341,000 for the nine months ended September 30, 2015, and consisted of proceeds of $91,000 from our former Revolver Loan, net of repayments, and $250,000 from a note payable to our chairman of the board.

Management believes that any cash generated from operations and the Line of Credit availability, subject to borrowing base limitations, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, are sufficient to fund operations, including capital expenditures, for the next 12 months. Notwithstanding the foregoing, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from accredited sophisticated investors from time to time to not only gauge market conditions but also to ensure additional capital is readily available to fund aggressive growth developments.

Credit Facilities and Other Debt

Loan Agreement: On September 7, 2016, we entered into the Loan Agreement with the Bank, which amended and restated in its entirety that certain Loan and Security Agreement dated August 31, 2010 (as amended, the "Prior Credit Agreement"). The Loan Agreement provides an initial line of credit of $15 million for a 3 year term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Loan Agreement requires the Company to comply with two material financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the "Total Margined Value") to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the "Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Loan Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes (as defined below), and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Loan Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Prior Credit Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. Cash available under our Line of Credit based on the Asset Coverage Ratio at September 30, 2016 was $3.2 million. At September 30, 2016, we were in compliance with our Loan Agreement debt covenants.

Prior Credit Agreement: We entered into the Prior Credit Agreement with the Bank on September 1, 2010, which, as amended, provided for a $12 million Revolver Loan. This Prior Credit Agreement was replaced in its entirety and the Revolver Loan provided in connection therewith, which had an outstanding balance of $2.7 million, was paid in full from a draw against our Line of Credit upon closing of the Loan Agreement with the Bank on September 7, 2016. Cash available under the Revolver Loan based on the borrowing base calculation (defined as an amount determined by a detailed calculation that includes an amount equal to 85% of eligible accounts receivable, 65% of eligible finished goods and 30% of eligible raw materials, up to $6 million) at December 31, 2015 was $4.0 million.

Note Purchase Agreement: We entered into the Note Purchase Agreement on December 10, 2013, which, as amended, provided an aggregate of $7.2 million in cash from the Enhanced Notes. This Note Purchase Agreement was terminated and the Enhanced Notes issued in connection therewith, which had an aggregate outstanding balance of $5.8 million, were paid in full from a draw against our Line of Credit upon closing of the Loan Agreement with the Bank on September 7, 2016. Upon satisfaction and termination of the Note Purchase Agreement by the Company, the chairman of the board's commitment to ensure funding upon maturity of the Enhanced Notes and his personal guaranty on the Note Purchase Agreement were terminated.

Off Balance Sheet Arrangements

 As of September 30, 2016, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business.

On March 5, 2014, Robert and Cynthia Gibson, filed a complaint in the Florida Circuit Court of the 18th Judicial Circuit (Seminole County), against us, Air Tight Insulation of Mid-Florida, LLC, Southern Foam Insulation, Inc. and Tailored Chemical Products, Inc., asserting claims for negligence, strict liability design defect, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, and violation of Florida’s Deceptive and Unfair Trade Practices act, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, and seeking damages, injunctive relief, medical monitoring, and attorney’s fees. The lawsuit has been dismissed with prejudice with all parties bearing their own fees and costs. The parties entered into a settlement and general release agreement on August 5, 2016, and a notice of dismissal with prejudice was filed with the court on September 2, 2016. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

On August 27, 2014, Joseph Greco and Penny Greco filed a complaint in New York State Supreme Court (Monroe County) against us, Jagodzinski Construction, Inc., and John Does, asserting claims for negligence, strict liability failure to warn, breach of express and implied warranties, unjust enrichment, violations of the New York Deceptive Acts and Practices Statues, and a New York false advertising statue, relating to the design, manufacture, distribution, and installation of Lapolla’s spray polyurethane foam insulation, and seeking damages, restitution, attorney fees, costs, and disbursements. The lawsuit has been dismissed with prejudice with all parties bearing their own fees and costs. The parties entered into a settlement agreement and release on May 16, 2016, and jointly filed a partial stipulation of discontinuance on the merits with prejudice with the court on May 27, 2016. Notwithstanding, Jagodzinski Construction, Inc. continued to seek contribution rights as to Lapolla for any of plaintiffs’ alleged damages. Such claim of contribution right has been dismissed with prejudice with all parties bearing their own fees and costs. On September 30, 2016, a stipulation discontinuing action was filed by all parties to fully conclude this matter. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Item 1A. Risk Factors.

During the fiscal quarter ended September 30, 2016, there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

LAPOLLA INDUSTRIES, INC.

Date:	October 31, 2016	By:	/s/ Douglas J. Kramer, CEO
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	October 31, 2016	By:	/s/ Jomarc C. Marukot, CFO
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
10.1
Loan Agreement between Lapolla Industries, Inc. and Bank of America, N.A., dated September 7, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 7, 2016, filed September 12, 2016).

10.2
Security Agreement between Lapolla Industries, Inc., Bank of America Corporation, and Bank of America, N.A., dated September 7, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 7, 2016, filed September 12, 2016).

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.

* Filed herewith