Form 10-K
period 2016-12-31
LAPOLLA INDUSTRIES INC
filed 2017-02-15
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☑

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $38,678,186 based on the closing sales price as quoted on the OTCQX on such date. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Common Stock outstanding as of February 14, 2017 — 122,366,001 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAPOLLA INDUSTRIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

As used in this report, “Lapolla,” the “Company,” “us,” “we” and “our” refer to Lapolla Industries, Inc., unless the context otherwise requires. Our Internet website address is www.lapolla.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

PART I

Item 1. Business.

General Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We believe that being vertically integrated in both foam and coating systems puts Lapolla in a strong competitive position as both product lines reduce energy consumption and ultimately lead to direct savings for consumers. Lapolla’s products address growing consumer awareness of the building envelope. The building envelope is the separation between the interior and the exterior environments of a building and serves as the outer shell to protect the indoor environment as well as to facilitate its climate control. Building envelopes with increased insulation levels are becoming standard practice. Consumers are increasingly involved in the selection of green building products due to rising energy costs and the recent availability of tax credits and energy rebates.

Operating Segments

We manage our business through two business segments - Foam and Coatings. The Foam segment involves producing, and in limited instances applying through subcontractors, building envelope insulation foam for interior application, and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments include supplying equipment and related ancillary items used in the application of our products. Information about our business should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Open-cell spray foam technology is a cost-effective solution to improve the energy efficiency of a building. The material expands to 120 times its initial volume and fills cavities of any shape providing a continuous, protective air barrier that helps to minimize air leakage and air intrusion. Open-cell foam insulation is a performance upgrade over conventional insulation that leads to energy efficiency, improved occupant comfort, a cleaner indoor environment and greater noise reduction for building/home owners.

Closed-cell spray foam insulation is one of the most efficient insulating materials commercially available, with aged R-Values above 6.0 per inch. The description “closed-cell” comes from the cell structure of the finished insulation material. One cubic inch of polyurethane foam insulation contains millions of tiny plastic thermal resistant closed cells. The blowing agent is captured within the cells, which contributes to highly efficient insulating properties. In addition, closed-cell foam provides an inherent air barrier with low moisture vapor permeability, and excellent resistance to water. The density for closed-cell spray foam is approximately two pounds per cubic foot. The medium density foam provides sheer and racking strength to wall assemblies in building applications. The solid nature and sealing capability of closed-cell spray foam, inhibits moisture-driven elements.

Lapolla was the first manufacturer to globally offer a third party tested and approved wall foam system that uses the Solstice® Liquid Blowing Agent (“Solstice LBA”). Lapolla achieved this fourth generation (4G) benchmark while working closely with Honeywell to incorporate the Solstice LBA, a next-generation blowing agent from Honeywell. The product not only improves foam performance, but also delivers environmental benefits. Solstice LBA has an ultra-low global warming potential of 1, which is 99.9 percent lower than today’s most commonly-used blowing agent, HFC-245fa, a hydrofluorocarbon, while retaining its insulating performance. Solstice LBA is nonflammable, has received Environmental Protection Agency approval under the Significant New Alternatives Policy (SNAP) Program and is not a volatile organic compound.

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

The Foam segment includes revenue from The AirTight Division. The AirTight Division primarily focuses on marketing, promoting, and selling energy saving products and energy reduction services through subcontractors. The AirTight Multi-Family Energy Savings Program is a turn-key project service that provides energy assessments and analysis with the assistance of independent consultants, project design, regulatory assistance to facilitate potential rebates from state and utility authorities, and project management services. The program is designed to save landlords substantial energy costs while dramatically reducing a property's carbon footprint and increasing the tenant's comfort.

Coating Segment

Our coatings business involves supplying protective coatings for roofing and wall systems for new and retrofit commercial and industrial applications to the roofing and construction industries. Lapolla provides an economical and effective roof coating system for application over new and existing roof substrates.

Principal Products and Services and Markets

Spray polyurethane foam roofing consists of two components: (i) a closed-cell polyurethane foam insulation; and (ii) a protective coating. The polyurethane foam adheres to the building substrate and any items that penetrate the roof surface, making it self-flashing and giving it resistance to high winds. Spray polyurethane foams also offer enhanced impact resistance. Roofs featuring spray polyurethane foam can last 20 to 30 years with minimal maintenance requirements. While sprayed foam can be applied to a new roof, the majority of applications involve reroofing as spray polyurethane roofing can be applied over an existing roof without requiring the removal of the old roof. Spray polyurethane foam roofing is particularly suited for roofs with unusual configurations or with multiple penetrations, as the sprayed material is self-flashing. Coatings often wear or need replacement before the foam, resulting in less tear offs and reducing waste. Spray polyurethane foam roofs are also selected by architects and designers because they can be coated with compounds that enhance reflectivity. Thus, spray polyurethane foam roofs can be considered cool roofs. Additionally, spray polyurethane foam is an excellent insulator and increases the energy efficiency of a building.

Thermo-Flex™ products include technologically advanced, high solid, fire retardant, thixotropic, acrylic, elastomeric coatings uniquely formulated for the protection of spray polyurethane foam insulation. Its various formulations are designed to withstand the intense heat and ultra-violet rays of low humidity desert environments and damp heat and ultra-violet rays of humid environments.

Thermo-Prime™ products are single component, water based, acrylic primers that promote adhesion of spray polyurethane foam to a variety of roofing substrates including built-up roof (BUR), modified bitumen, concrete, masonry, galvanized metal and wood, and eliminate odor problems normally associated with solvent borne primers.

Thermo-Caulk™ products are single component, water-based, high performance, elastomeric, knife-grade caulking, that when cured forms a tough, flexible membrane that seals out moisture. The products are used as a waterproof sealer for roof seams, termination points, cracks, flashing, vents, skylights, fasteners, parapets, protrusions and duct work. They can also be used with roof fabric for three coursing weak areas of the roof.

We use our own distribution facility, as well as public warehousing in strategic local areas in our target markets to better serve our customers. Product credentials, approvals and performance, pricing, technology, technical customer service, and availability are major competitive factors in our coatings business.

Industries

The industries in which we operate involve the sale and distribution of spray polyurethane foam, coatings and the equipment used in such application process. We manufacture our spray polyurethane foam and coating products and purchase equipment manufactured by large global manufacturers.  The majority of our products are sold to contractors and distributors that apply the products or sell to local contractors.

We believe the demand for spray polyurethane foam and reflective roof coatings is growing rapidly due to enhanced consumer awareness due to energy efficiency programs promoted by governmental agencies, energy companies, and private organizations and building code changes that call for houses to be better sealed to prevent air leaks. According to the Freedonia Group, U.S. demand for plastic foams is forecast to increase 2.3 percent annually to 8.8 billion pounds in 2020, valued at $25.2 billion. We believe that this growth reflects the advantages of spray polyurethane foam as an insulator and a means of saving energy. Underlying factors driving plastic foams demand include general economic conditions, construction activity, manufacturing output, population growth, and advantages over competitive materials such as fiberglass.  Demand for spray polyurethane foam can be cyclical, however, and can be negatively impacted by depressed construction markets and general economic conditions. Environmental and regulatory issues may additionally influence the market as changing building codes and higher energy efficiency standards can affect demand for plastic foam insulation.

Demand for commercial roofing products is forecast to grow as well. According to the Freedonia Group, US demand for commercial roofing products is forecast to advance 1.6 percent per year to 110 million squares in 2020, valued at $9.2 billion. Reroofing applications have historically accounted for the larger share of demand and we believe will continue to do so going forward. Many commercial structures -- particular those large in size -- feature low-slope roofs susceptible to damage caused by moisture, impacts, and general wear and tear. We believe building owners and managers looking to save money over the long term will increasingly implement regular inspection and maintenance programs to repair and replace damaged roofing materials. In many cases, these newly installed products will feature enhanced performance properties or can serve as cool roofing to lower utility bills. Plastic roofing, including spray polyurethane foam, has overtaken bituminous membranes as the leading commercial roofing material installed in the US, which we believe will see above-average gains in demand through 2020, totaling 34.4 million squares. We believe demand for plastic roofing will be supported by its favorable performance properties, ease of installation, and suitability for use as cool roofing. Demand for roofing depends on patterns in building construction, as the only applications for roofing products are in new structures, additions to existing structures, and repair or reroofing of existing structures. Nonresidential building construction activity is closely related to trends in the business cycle, interest rates, and the effects of previous building activity on the supply of structures within a given area.

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

International

We have a global presence. Our international presence represented approximately 4.53% and 4.47% of our total product sales for the year ended December 31, 2016 and 2015, respectively. We use independent distributors to provide access to our products internationally in select target markets.

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

Within the industries for our products, we believe that we are a market leader with prices generally competitive with those of our competitors. More specifically, our customers generally purchase foam and coatings products from a select few sources besides us, and our products generally comprise a large percentage of the foam and coatings products purchased by our customers. In addition, we offer customers technical service and training unlike many of our competitors.  We believe the fact that most of our customers find it important to maintain us as a valued supplier, coupled with our highly credentialed products, competitive prices and a high level of service has shielded us from the potential negative impact of volatility in raw material prices that affects our industry as a whole.

Foam

We are one of the largest suppliers of spray polyurethane foam for insulation and roofing foam in the United States and are expanding globally. The foam manufacturing industry consists of a limited number of large and medium sized manufacturing companies with global, national and regional presence primarily relying on distributors to service markets. We are able to access distribution channels and penetrate target markets through direct sales more effectively as a manufacturer of foam resins (versus being just a distributor). Our products are supplied to large, medium and small insulation, roofing, and general contractors, as well as selective distributors with connections to local markets in target areas.

In large volume insulation areas, foamed plastic intensely competes with fiberglass and, to a lesser extent, mineral wool and cellulose. We believe that the physical characteristics of foamed plastic give us a competitive advantage in this marketplace. The two primary plastic foam insulation materials, polyurethane and polystyrene, generally have higher R-values (the per inch values reflecting the insulating ability of a material) than fiberglass and mineral wool. A material with a high R-value can insulate better and at thinner thicknesses than a material of lower R-value. Foamed plastics are also more versatile and offer a tighter insulation bond by providing a more uniform level of thermal resistance without any material gaps, if properly installed. Building codes that call for houses to be more tightly sealed to prevent air leaks may spur builders and homeowners to use spray foams to fill gaps, while foam boards may see increasing use because of their higher R-values.

Coatings

The market for our coatings products is fragmented and characterized by the preferences of the coatings applicators as manufacturers have specifically focused on energy efficient acrylic coatings for roofing and construction as their primary line. We have experienced and expect to continue to experience intense competition from a number of companies.

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

The suppliers of the necessary raw materials are industry leaders in both the specific chemistries and basic in the manufacturing of the raw materials for supply. The principal suppliers are Wanhua Chemical (America) Co. Ltd., Honeywell International, Inc., DowDuPont, and Evonik Industries AG. Although we maintain strong relationships and have commitments for continuing supply through times of shortage, a lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. With our volume potential, we believe that we are a potentially lucrative target for vendors to assure their own growth and demand in 2017 and beyond. Our foam resins and acrylic coatings are manufactured in our Houston, Texas facility and we maintain sufficient manufacturing capacity to support our current forecasted demand as well as a substantial safety margin of additional capacity to meet peaks of demand and sales growth in excess of our current expectations.

Proprietary Information, Trade Secrets and Trademarks

We rely on our proprietary technologies and trade secrets in our foam and coating segments for finished goods formulations.  Additionally, we rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our vendors, customers, employees and consultants. We market our products under various trademarks, for which we have registered and unregistered trademark protection. We consider these valuable because of their contribution to market identification of our products. Our principal registered trademarks are:

	Trademark	Registration Number	Registration Date
●	LAPOLLA	U.S. Registration No. 4,104,321	February 28, 2012
●	LAPOLLA	U.S. Registration No. 4,104,322	February 28, 2012
●	AIRTIGHT SPRAY FOAM INSULATION	U.S. Registration No. 4,139,386	May 8, 2012
●	AIRTIGHT	U.S. Registration No. 3,888,457	December 14, 2010
●	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3,888,458	December 14, 2010
●	AIRTIGHT SPRAYFOAM	U.S. Registration No. 3,888,459	December 14, 2010
●	AIRTIGHT SPRAY FOAM INSULATION	U.S. Registration No. 4,374,681	July 30, 2013
●	THERM-O-FLEX	U.S. Registration No. 4,482,902	February 18, 2014
●	THERMO-FLEX	U.S. Registration No. 4,605,677	September 16, 2014
●	FOAM-LOK	U.S. Registration No. 5,031,323	August 30, 2016
●	FOAM-LOK	EUIPO Registration No. 014877071	November 5, 2016

Lapolla’s federal and European Union trademark registrations expire ten years after the registration date, unless renewed within one year prior to the expiration. It is the Company’s intent to renew all registered trademarks still in use within the one year period prior to their expiration.

Research and Development

We incurred costs of $378,000 and $269,000 for research and development in the years ended December 31, 2016 and 2015, respectively, none of which costs were borne by customers.

Employees

As of December 31, 2016, we employed 77 full time individuals, none of whom are represented by a union. We believe that our relations with our employees are generally good.

Environmental Matters

We are subject to various national, federal, state, and local environmental laws and regulations and believe that our operations comply in all material respects where we have a business operation. No significant expenditures are anticipated in order to comply with environmental laws and regulations that would have a material impact on our Company in 2017.

Historical Information

We were incorporated in the state of Delaware on October 20, 1989 initially under the name of Natural Child Collection, Inc. and have undergone a variety of name changes and discontinued operations. For our current operations, the Company acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives in the Southeastern United States (the "Infiniti Subsidiary"). On December 20, 2004, we changed our Company name from Urecoats Industries, Inc. to IFT Corporation. During the latter part of 2004, our Infiniti Subsidiary built and began operating an acrylic coatings manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of Lapolla Industries, Inc., an Arizona corporation, which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States (the "Lapolla Subsidiary"). On April 1, 2005, our Infiniti Subsidiary merged with and into our Lapolla Subsidiary whereas the existence of our Infiniti Subsidiary ceased. On October 1, 2005, our Lapolla Subsidiary merged with and into the Company whereas the existence of our Lapolla Subsidiary ceased. On November 8, 2005, we changed our Company name from IFT Corporation to Lapolla Industries, Inc.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K for the year ended December 31, 2016 and other periodic filings with the Securities and Exchange Commission. We operate in a changing environment that involves a number of risks. Although the factors listed below are considered to be the most significant factors, they should not be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.

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

Our quarterly results may fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside our control and have the potential to materially and adversely affect our results. Factors that affect our operating results include the following:

•
a change in demand or production of our products caused by severe weather conditions. Sales of our products tend to be lowest during the first fiscal quarter, with sales during the second, third, and fourth fiscal quarters being comparable and marginally higher;

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

We depend on Wanhua Chemical (America) Co. Ltd., DowDuPont, and Evonik Industries AG for a large portion of our spray polyurethane foam and acrylic coatings material purchases, and require blowing agents from Honeywell International, Inc. Any change in the availability of such materials and blowing agents, when needed to meet our manufacturing requirements, will have a significant impact on our results of operations. If any of these suppliers were to cancel, delay or reduce the amount of business we do with them for any reason, there would be a material adverse effect on our business, financial condition and operating results.

The departure or loss of key personnel could disrupt our business.

We depend on the continued efforts of Richard J. Kurtz, our chairman of the board and majority stockholder, and on executive officers who are responsible for the day-to-day management of our business. In addition, we rely on our current directors, all of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

General global economic, credit and capital market conditions have had and could continue to have an adverse impact on our business, operating results and financial condition.

We are susceptible to macroeconomic downturns in the U.S. and abroad which have had, and in the future may continue to have, an adverse effect on demand for our products and consequently our operating results, financial condition and cash flows. Future negative economic conditions could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue. Disruption of the capital and credit markets may negatively impact our business, including our ability to access additional financing at a time when we would like, or need, to access those markets to run or expand our business. These events may also make it more costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The diminished availability of credit and other capital could also affect the industries we serve and could result in reduction in sales volumes and increased credit and collection risks.

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

Our material costs represented approximately 65% and 69% of our revenues for the years ended December 31, 2016 and 2015, respectively. The principal materials purchased by us are isocyanates, polyols, catalysts, resins, titanium dioxide, and blowing agents. These materials and components are available from, and supplied by, a few sources at competitive prices. Unanticipated increases in material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our materials in the future.

We have, and expect to continue to have, credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to remain in compliance with these covenants could result in an acceleration of our indebtedness.

We will continue to rely on our credit facilities with Bank of America, N.A. for a significant portion of the working capital to operate our business and execute our strategy. These credit facilities contain certain covenants that restrict our ability to, among other things:

•	undergo a change in control;

•	incur new indebtedness or other obligations, subject to certain exceptions;

•	pay cash dividends, subject to permitted distribution guidelines;

•	create or incur new liens, subject to certain exceptions;

•	make new acquisitions or investments in other entities, subject to certain exceptions;

•	wind up, liquidate or dissolve our affairs;

•	change the nature of our core business;

•	alter our capital structure in a manner that would be materially adverse to our lenders; and

•	make investments or advancements to affiliated or related companies.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base formula. Specifically, the availability of credit is dependent upon receivables, inventory, and fixed assets. We may not be able to maintain adequate levels of assets to support our required liquidity. In addition, our credit facilities require us to meet asset and fixed charge coverage ratio tests. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

The indebtedness under our credit facility with Bank of America, N.A. is secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our credit facility with Bank of America, N.A. is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, Bank of America, N.A. would have a priority right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

Our business, results of operations and financial condition could be affected by significant existing and future litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. We have been in the past, and continue to be, subject to various product liability lawsuits and claims related to our products due to alleged personal injuries. Although we continue to challenge various court opinions on the subject matter, we are largely self-insured for some existing and possibly future product liability losses that may arise related to alleged personal injuries due to total pollution exclusions in some of our insurance policies for certain periods of time. None of the existing allegations against us for alleged personal injuries have been proved in court. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. While it is not feasible to predict the outcome of any pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

Risks Relating to Our Common Stock

Our common stock is quoted on the OTCQX, and we are a “controlled company.” As a controlled Company, our common stock may be less attractive to some investors or otherwise harm our stock price.

Because we are quoted on the OTCQX and, even if we were to be listed on a securities exchange, we believe we would qualify as a “controlled company,” we are not required to have a majority of our board of directors be independent. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded by independent directors to stockholders of companies that are not controlled companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Our company is controlled by Richard J. Kurtz, our chairman of the board, who beneficially owns approximately 55.23% of our outstanding common stock. As a result of this stock ownership, Mr. Kurtz can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Mr. Kurtz and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole. Furthermore, pursuant to the terms of our credit agreement with Bank of America, N.A., we are restricted from, among other things, entering into merger agreements or agreements for the sale of any or all of our assets outside the course of ordinary business without consent. As such, even if certain corporate transactions may be approved by our stockholders, Bank of America, N.A., as the lender under our credit agreement, have final authority to approve or reject certain of our transactions. This could lead to us not being able to effect certain transactions that may be in the best interests of our stockholders or our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our operations are conducted in leased facilities located in Houston, Texas and Englewood Cliffs, New Jersey. Our corporate headquarters and primary administrative facility is located in Houston, Texas. We manufacture our foam resins and acrylic coatings, build spray rigs, perform research and development, provide warehousing, and distribute our products from our Houston, Texas facility. We lease an additional facility in Englewood Cliffs, New Jersey, primarily for inside sales. The Company has leases as follows:

Location	Square Footage	Term
Houston, Texas	56,375	06-01-2016 to 05-31-2023
Englewood Cliffs, New Jersey	4,500	Month-to-Month

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

(b)Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel, Plaintiffs v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta, Defendants.

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

(c)Various Lawsuits and Claims Arising in the Ordinary Course of Business

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table shows the range of high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years. Our common stock is quoted on the OTCQX under the symbol “LPAD” and such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2016		2015
Calendar Quarter	High	Low	High	Low
First	$0.500	$0.125	$0.450	$0.350
Second	$0.570	$0.324	$0.440	$0.350
Third	$0.510	$0.311	$0.380	$0.180
Fourth	$0.540	$0.350	$0.350	$0.151

Holders

As of February 14, 2017, there were 336 registered holders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock during the two most recent fiscal years. On February 15, 2017, the Company announced a cash dividend of one cent per share, payable to shareholders of record as of March 30, 2017.

Our Credit Agreement with Bank of America, N.A., effective September 7, 2016 (the “Credit Agreement”), limits our ability to pay cash dividends due to the limitation on the amount of distributions we are able to pay in order to be in compliance with our fixed charge coverage ratio (“FCCR”) debt covenant of at least 1.20 to 1.00. The FCCR is tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. See Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for more information.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk factors” included under Part I, Item 1A and elsewhere in this report. See “Special note regarding forward-looking statements.” In addition, the following review should be read in conjunction with information presented in Part I, Item 1 - Business relating to non-GAAP financial measures EBITDA and Adjusted EBITDA, as well as the information presented in our financial statements and the related notes to our financial statements.

Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We manage our business through two business segments - Foam and Coatings. The Foam segment involves producing, and in limited instances applying through subcontractors, building envelope insulation foam for interior application, and roofing systems. The Coatings segment involves producing protective elastomeric coatings and primers. Both segments include supplying equipment and related ancillary items used in the application of our products.

This financial review presents our operating results for each of the two years in the period ended December 31, 2016, and our financial condition at December 31, 2016.

Non-GAAP Financial Measures

To supplement our financial statements presented on a generally accepted accounting principles ("GAAP") basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by different companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

EBITDA

We define EBITDA as earnings or loss before interest, income taxes, depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA is defined as EBITDA increased by total share based compensation, property taxes, and loss on debt extinguishment.

We believe that presenting EBITDA and Adjusted EBITDA, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for financial and operational decision-making and allows investors to see the Company’s results “through the eyes” of management. We further believe that providing this information assists investors in understanding the Company’s operating performance and the methodology used by management to evaluate and measure such performance.

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

•	EBITDA and Adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs.

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

	Year Ended December 31,
	2016	2015
Summary of Overall Results of Operations
Sales	$86,386	$78,649
Operating Income	7,797	2,055
Other Expense	1,108	2,240
Net Income (Loss)	6,378	(577)
EBITDA (Unaudited)	$8,727	$2,732
Adjusted EBITDA (Unaudited)	$10,180	$4,088

Reconciliation of EBITDA and Adjusted EBITDA to Net Income (Loss):
Net Income (Loss):	$6,378	$(577)
Additions:
Interest Expense	885	1,319
Interest Expense – Related Party	491	775
Interest Expense – Amortization of Discount	120	181
Income Tax Expense	311	392
Depreciation	265	358
Amortization of Other Intangible Assets	277	284
EBITDA	$8,727	$2,732
Additions:
Share Based Compensation (1)	$988	$1,229
Property Tax Expense	159	127
Loss on Debt Extinguishment	306	—
Adjusted EBITDA	$10,180	$4,088
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the years ending December 31 (in thousands):

	2016	2015	% Change
Foam	$73,919	$66,030	11.9%
Coatings	12,467	12,619	(1.2)%
Total Sales	$86,386	$78,649	9.8%

For the year ended December 31, 2016, our total sales increased by $7.7 million, or an increase of 9.8% from the same period in 2015. Foam sales increased $7.9 million primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort. The increase in foam sales was slightly offset by a decrease in coatings sales of $152,000, primarily due to heightened competition.

Gross Profit

The following is a summary of gross profit for the years ending December 31 (in thousands):

	2016	2015	% Change
Cost of Sales	$61,345	$60,264	1.8%
Gross Profit	25,041	18,385	36.2%
Gross Margin Percentage:
Foam	28.7%	22.2%	29.3%
Coatings	30.8%	29.7%	3.7%
Total	29.0%	23.4%	23.9%

For the year ended December 31, 2016, our gross profit increased by $6.7 million, or an increase of 36.2% from the same period in 2015. The increase in gross profit was driven by operational and manufacturing efficiencies, including a decrease of $4.3 million in purchased feedstock, freight, and other manufacturing costs. The Company's increase in sales contributed an additional $2.3 million of gross profit year over year. The remaining increase in gross profit is attributable to minor fluctuations in manufacturing depreciation and absorption.

 Operating Expenses

Selling, general and administrative expenses increased $1.2 million or 8.3%, to $15.1 million in 2016, compared to $13.9 million in 2015. The increase was primarily due to increases of $466,000 in selling expenses, including the hiring of additional sales personnel and travel expenses related to the solicitation of sales and maintenance of customer relationships, $145,000 in costs related to marketing and promotions, $132,000 in costs related to an increase in headcount for research and development, and $234,000 in costs related to our technical service department, including the hiring of additional technical service representatives to support our customers.

Professional fees increased $28,000 or 2.4% to $1.2 million. Professional fees consist of costs related to legal defense and required auditing fees.

Depreciation expense decreased $49,000 or 33.6%, to $97,000 in 2016, compared to $146,000 in 2015, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $7,000 or 2.5%, to $277,000 in 2016, compared to $284,000 in 2015.

Consulting fees decreased $212,000 or 26.2% to $597,000 in 2016, compared to $809,000 in 2015, primarily due to a decrease in the need for recruiting services.

 Other (Income) Expense

Interest expense decreased $434,000 or 32.9%, to $885,000 in 2016, compared to $1.3 million in 2015, due to a lower average balance and lower interest rate on our Revolver Loan, augmented by the refinancing of the Enhanced Notes and the Revolver Loan into a new Line of Credit with Bank of America, N.A. on September 7, 2016. The effective interest rates on the Revolver Loan and Enhanced Notes were 4.6% and 11.7%, respectively, while the effective interest rate on our current Line of Credit is 2.8%.

Interest expense – related party decreased $284,000 or 36.6%, to $491,000 in 2016, compared to $775,000 in 2015, due to a decrease in accrued interest for the promissory notes between the Company and the chairman and principal stockholder that were paid in full at the end of 2015, augmented by the termination of the Enhanced Notes and related Guaranty Agreement on September 7, 2016.

Interest expense – amortization of discount decreased $61,000 or 33.7%, to $120,000 in 2016, compared to $181,000 in 2015. The amortization relates to the purchase discount associated with the Enhanced Notes, which was terminated on September 7, 2016.

Other income, net increased $659,000 or 1,882.9%, to $694,000 in 2016, compared to $35,000 in 2015. The increase was primarily due to the receipt of a settlement check related to a class action lawsuit.

Outlook for 2017

Based on our belief that there is growing global consumer awareness about energy efficient foams and coatings and reductions in energy cost, our outlook remains aggressive and positive, and we expect sales to grow globally in 2017. The markets for our products will continue to be highly competitive, but we believe, however, that our competitive advantages are rooted in our management, product formulations, credentials, approvals, performance, pricing, and technical customer service. In addition, we offer the flexibility, quality of products and responsiveness that only a smaller more dynamic company can offer. This outlook is based on a number of assumptions relating to our business and operations which are subject to change, some of which are outside our control. Any variation in our assumptions may result in a change in this outlook.

Liquidity and Capital Resources

We entered into a loan agreement with Bank of America, N.A. (the “Bank”) on September 7, 2016 (the “Credit Agreement”), under which we maintain a line of credit up to $15 million (the “Line of Credit”). The Company, in connection with the closing of the Credit Agreement, used the Line of Credit to pay off the outstanding balances under: (i) the a note purchase agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP (collectively “Enhanced”) on December 10, 2013 (the “Note Purchase Agreement”) for promissory notes aggregating $5.8 million (collectively referred to as the “Enhanced Notes”); and (ii) the Loan and Security Agreement with the Bank dated August 31, 2010 (the “Loan Agreement”) aggregating $2.7 million (the “Revolver Loan”). Refer to Credit Agreement and Other Debt below for more information.

The following is a summary of operating, investing, and financing activities as reflected in the statement of cash flows for the years ending December 31 (in thousands):

	2016	2015	% Change
Cash provided by (used in):
Operating activities	$7,289	$(825)	983.5%
Investing activities	(143)	(76)	88.2%
Financing activities	(5,424)	901	702.0%
Net change in cash	$1,722	$—

Net cash provided by operating activities increased by $8.1 million, to $7.3 million in 2016, compared to net cash used in operating activities of $825,000 in 2015. The increase was primarily attributable to net income of $6.4 million driven by increases in sales of $7.7 million and gross profit of $6.7 million. The increase in net income included significant decreases in interest expense of $434,000 and interest expense - related party of 284,000.

Net Working Capital	2016	2015	% Change
Current assets	$22,914	$19,396	18.1%
Current liabilities	9,679	9,208	5.1%
Net working capital	13,235	10,188	29.9%
Current ratio	2.37:1	2.11:1

Net working capital increased by $3.0 million, or 29.9%, in 2016 compared to 2015. The increase is primarily due to increases in cash of $1.7 million and accounts receivable of $2.5 million, which were offset by a combination of minimal fluctuations.

Net cash used in investing activities was $143,000 in 2016 and $76,000 in 2015. The investments in 2016 were for capital expenditures of $34,000 for vehicles, $83,000 for machinery and equipment, $10,000 for office furniture and equipment, and $16,000 for computers and software. The investments for 2015 were for capital expenditures of $4,000 for vehicles, $14,000 for machinery and equipment, $4,000 for office furniture and equipment, and $54,000 for computers and software.

Net cash used in financing activities was $5.4 million in 2016, compared to net cash provided by financing activities of $901,000 in 2015. Net cash used in 2016, consisted of proceeds of $9 million from our line of credit, net of repayments, repayments of $6.7 million on our former Revolver Loan, net of borrowings, and a repayment of $7.7 million on the Enhanced Notes payable. Net cash provided in 2015 consisted of proceeds of $1.3 million on our former Revolver Loan, net of repayments, borrowings of $250,000 from the Chairman of the Board in January 2015, which the Company paid in December 2015 including an additional $250,000 owed from November 2014. The Chairman of the Board paid $150,000 towards the Enhanced Notes on behalf of the Company in December 2015 which was repaid to the Chairman of the Board by the Company in December 2016.

Management believes that, based on budgeted sales and expenses and implemented minimum sales margin and cost controls, any cash generated from operations and the Line of Credit availability, subject to borrowing base limitations which may adversely impact our ability to raise capital, are sufficient to fund operations, including capital expenditures, for the next 12 months. Additionally, we evaluate capital raising opportunities for private placements of debt or common or preferred stock from accredited sophisticated investors from time to time to not only gauge market conditions but also to ensure additional capital is readily available to fund aggressive growth developments.

Credit Agreement and Other Debt

Credit Agreement

On September 7, 2016, we entered into the Credit Agreement with the Bank, which amended and restated the Loan Agreement in its entirety. The Credit Agreement provides an initial line of credit of $15 million for a 3 year term maturing on September 7, 2019. The amount available under the Line of Credit will be reduced by $250,000 at the beginning of each fiscal quarter starting on January 1, 2017 and ending on July 1, 2019, thereby reducing the Company’s unused line fee. The Company's interest rate is the daily floating LIBOR rate plus 2.25%. The Credit Agreement requires the Company to comply with two material financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016 through September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017 through March 31, 2018, and (c) 1.20 to 1.00 after April 1, 2018, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit”); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Credit Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Loan Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At December 31, 2016, the cash available under our Line of Credit was $4.7 million based on the Asset Coverage Ratio and after giving effect to outstanding borrowings. At December 31, 2016, we were in compliance with all debt covenants under our Credit Agreement.

Future Minimum Payments on Long-Term Debt

At December 31, 2016, future minimum principal payments of long-term debt are as follows (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Line of Credit	$—	$9,000	$—	$—	$9,000

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail below in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets of an acquired business. Goodwill was $4.2 million at December 31, 2016 and 2015. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements. The Company evaluates goodwill for impairment on an annual basis or more frequently if Management believes indicators of impairment exist. Under GAAP, the Company has the option to perform a qualitative assessment to test for impairment of goodwill. If it is determined that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of each reporting unit and comparing the carrying value of each reporting unit to its estimated fair value. If the fair value of a reporting unit is greater than its carrying value then goodwill is not impaired; otherwise, the second step of the impairment test shall be performed to measure the amount of impairment loss. Based on the qualitative assessment performed as of December 31, 2016, the Company concluded that it was more likely than not that the fair value of its reporting units was greater than their carrying amount. Accordingly, no further testing was required. There were no goodwill impairment charges recorded during the years ended December 31, 2016 or 2015.

Other Intangible Assets

The Company's other intangible assets, net of $1.2 million at December 31, 2016 and 2015, consist of product formulations and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $277,000 and $284,000 for the years ended December 31, 2016 and 2015, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. We test impairment of the asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 8 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015. There were no long-lived asset impairment charges recorded during the years ended December 31, 2016 or 2015.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $366,000 and $545,000 at December 31, 2016 and 2015, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Richard J. Kurtz	76	Chairman of the Board
Mr. Kurtz was appointed to our board of directors on November 23, 1998 and chairman of the board on February 8, 1999. He has been chief executive officer of the Kamson Corporation, a privately held corporation, in business for the past 40 years. The Kamson Corporation owns and operates 87 investment properties in the Northeastern U.S. Mr. Kurtz is a graduate of the University of Miami and a member of its President's Club. Most notably, the Chamber of Commerce in Englewood Cliffs and the Boy Scouts of America chose him Man of the Year. Mr. Kurtz is currently vice president and a member of the board of directors for the Jewish Community Center on the Palisades in Tenafly, New Jersey. He is also an elected member of the Board of Trustees and Foundation Board for the Englewood Hospital and Medical Center of New Jersey and the Board of Governors for the Jewish Home and Rehabilitation Center. We believe that Mr. Kurtz’ leadership, drive and determination, as well as his background in the real estate and property management industries, make him a valuable resource on our board of directors.

Jay C. Nadel	58	Vice Chairman of the Board
Mr. Nadel was appointed to our board of directors on January 16, 2007 and, in connection with an advisory agreement, became vice chairman of the board on February 22, 2011. He has been chairman of the board of Englewood Hospital and Medical Center Foundation since October 1, 2013 and was previously chairman of Englewood Hospital and Medical Center and Englewood Healthcare System. In addition to being an independent consultant since 2004, Mr. Nadel currently serves on the Boards of two mutual fund groups, The City National Rochdale Family of Funds and The Advisors' Inner Circle III and related funds. As a senior financial services executive, Mr. Nadel has extensive business management and operations experience. From 2002 to 2004, he was executive vice president of Bank of New York’s Clearing Services, where he oversaw strategic planning.  From 1986 to 2001, he was a partner in the investment firm of Weiss, Peck & Greer/Robeco, where he was chairman of the operations committee and managing director of the firm’s Clearing Services Division.  From 1980 to 1986, he worked at KPMG Peat Marwick, New York, where he provided audit services attaining the position of manager. Mr. Nadel has been a Certified Public Accountant since 1980 and has a Bachelor of Science degree from the University of Maryland. We believe that Mr. Nadel's leadership and management experiences, as well as his financial background and qualifications, makes him a valuable resource on our board of directors.

Lt. Gen. Arthur J. Gregg (US Army) (Ret.)	86	Director
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

Augustus J. Larson	62	Director
Mr. Larson was appointed to our board of directors on January 16, 2007 and is the chairperson of the audit committee. He is a principal of Larson Capital, LLC, a commercial real estate finance and investment company in Bernardsville, New Jersey. He founded Larson Capital, LLC in 2004. From 1985 to 2001, Mr. Larson was a principal of Larson Financial Resources, a New Jersey based commercial mortgage banking firm. In 2001, Larson Financial Resources was sold to PW Funding; and Mr. Larson served as a managing director of PW Funding and directed its commercial and multi-family real estate loan production in the metro New Jersey and New York markets until 2004. Mr. Larson is a former councilman in the Borough of Far Hills, New Jersey. He has a Bachelor of Arts degree from Colgate University. He is also a Certified Mortgage Banker and an active member in numerous professional and charitable organizations. We believe that Mr. Larson’s extensive background in finance makes him a valuable member of our board of directors.

Douglas J. Kramer	52	Director, CEO and President
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

Michael T. Adams	51	Director, CGO, EVP and Secretary
Mr. Adams is one of the founders of the Company starting on January 1, 1997.  He was appointed to the board of directors on December 20, 2004 and is chairperson of the corporate governance committee pursuant to an exception. Mr. Adams was appointed chief governance officer on July 12, 2006, and has been executive vice president and secretary since March 1, 1999. During his term with Lapolla, Mr. Adams also served as president and interim chief executive officer, treasurer and interim chief financial officer (including from December 18, 2014 until December 31, 2014), to facilitate management successions, and held various officer positions in the Company’s former subsidiaries starting on January 1, 1997. Mr. Adams earned his Bachelor of Science and Master of Science in business administration, and Juris Doctor degrees from Nova Southeastern University, Fort Lauderdale, Florida. We believe that Mr. Adams’ extensive background in business administration, as well as corporate governance, and his long experience with our Company make him a valuable member of our board of directors.

Harvey L. Schnitzer	58	Director and COO
Mr. Schnitzer was appointed to our board of directors on February 15, 2017. He joined Lapolla on April 5, 2012 as chief operating officer. Before joining Lapolla, Mr. Schnitzer held positions as chief operating officer, chief financial officer, and executive vice president at Energy Maintenance Services Group I, LLC (EMS), a private equity-backed oil and gas services company, from 2003 to 2011, where he was responsible for raising over $210 million in equity and debt and completed 25 acquisitions. He earned his Bachelor of Science degree in Accounting from Fairleigh Dickenson University in Madison, New Jersey, and Executive MBA from Loyola College in Baltimore, Maryland. Mr. Schnitzer has completed MIT Executive Education in Negotiation and Managing Change in a Complex Organization. He is a certified public accountant. We believe that Mr. Schnitzer’s extensive background in finance, operations and management, and his knowledge of the Company’s day-to-day operations and his past board experience make him a valuable member of our board of directors.

Jomarc C. Marukot	40	CFO and Treasurer
Mr. Marukot joined Lapolla on January 1, 2015 as chief financial officer and treasurer. Mr. Marukot was previously the Company’s corporate controller, from January 2012 to October 2014, and senior accountant, from May 2009 to December 2011. Prior to rejoining the Company, he worked for KLX Energy Services, a division of KLX, Inc., as assistant controller from November 2014 to December 2014. Prior to May 2009, Mr. Marukot served in various accounting roles with Key Energy Services, Inc. and Continental Airlines, Inc. He earned his Bachelor of Science degree in Business Administration with a specialization in Accounting from the University of Houston, Texas.

The board of directors of the Company regards all of our directors as competent professionals with many years of experience in the business community. Additionally, the board of directors believes that the overall experience and knowledge of such directors will contribute to the overall success of our business.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct, as amended (the “Code”), which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code, as amended from time to time, is available in the Corporate Governance section of our website at https://www.lapolla.com/corporate-governance/. The information on our website is not incorporated by reference in this Annual Report. We intend to disclose future amendments to provisions of the Code, or waivers of such provisions, as applicable, on this website within four business days following the date of such amendment or waiver.

Board Committees

Our board of directors has an established audit committee, corporate governance committee, and compensation committee, each of which has the composition described below.

Audit Committee

Our audit committee is currently comprised of Augustus J. Larson and Lt. Gen. Arthur J. Gregg, US Army (Ret), each of whom our board has determined to be financially literate and qualify as an independent director. Mr. Larson is the chairperson of our audit committee. In addition, Mr. Larson qualifies as our financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC. A copy of our audit committee charter is available on our website at https://www.lapolla.com/corporate-governance/.

Corporate Governance Committee

Our corporate governance committee is currently comprised of Michael T. Adams, Arthur J. Gregg, and Augustus J. Larson. Our board has determined that Lt. Gen. Gregg and Mr. Larson qualify as independent directors. Mr. Adams is the chairperson of our corporate governance committee pursuant to an exception. Our director selection process criterion and corporate governance committee charter are available on our website at https://www.lapolla.com/corporate-governance/.

Compensation Committee

Our compensation committee is currently comprised of Arthur J. Gregg and Augustus J. Larson, each of whom our board has determined to qualify as an independent director, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Section 16b-3 under the Exchange, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member. Lt. Gen. Gregg is the chairperson of our compensation committee. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC. A copy of our compensation committee charter is available on our website at https://www.lapolla.com/corporate-governance/.

Item 11. Executive Compensation

Overview

The compensation committee administers the compensation policies and programs for our named executive officers, as well as the cash-and equity-based incentive compensation plans in which those persons may participate. The compensation committee has not retained the services of any compensation consultants in connection with the compensation of our executive officers.

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

2016 and 2015 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2016 and 2015, the compensation paid to our named executive officers: (i) Douglas J. Kramer, our chief executive officer and president and a member of our board; (ii) Jomarc C. Marukot, our chief financial officer and treasurer; and (iii) Michael T. Adams, our chief governance officer, executive vice president and corporate secretary and a member of our board; and (iv) Harvey L. Schnitzer, our chief operating officer and a member of our board.

SUMMARY COMPENSATION TABLE

					Stock	Options	All Other
Name and	Year	Salary	Bonus		Awards	Awards	Compensation		Total
Principal Position	($)	($)	($)		($) (1)	($) (1)	($)		($)
Douglas J. Kramer	2016	400,000	120,000	(2)	—	369,155	43,133	(4)	932,288
CEO and President	2015	350,000	200,000		—	224,784	46,451		821,235
Jomarc C. Marukot	2016	190,000	47,500	(2)	—	—	24,459	(5)	261,959
CFO and Treasurer	2015	184,154	66,500		—	—	22,214		272,868
Michael T. Adams	2016	200,000	55,000	(3)	—	51,047	18,920	(6)	324,967
CGO, EVP and Secretary	2015	180,000	68,000		—	49,663	16,930		314,593
Harvey L. Schnitzer	2016	275,000	68,750	(2)	16,250	82,506	20,471	(7)	462,977
COO	2015	250,000	87,500		16,250	72,906	24,025		450,681

(1)
The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), recognized by us in 2016. The actual value, if any, an executive may realize will depend for options on the excess of the market price over the option exercise price on the date the option is exercised and for stock on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by an executive will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 – Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions—Share-Based Compensation and Note 17 – Share-Based Payment Arrangements, Equity Incentive Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents an annual performance bonus based on the Company achieving 100% of its budgeted Adjusted EBITDA for the 2016 year.

(3)
Represents an annual non-discretionary bonus for $5,000 and an annual performance bonus based on the Company achieving at least 100% of its budgeted Adjusted EBITDA for the 2016 year for the remainder.

(4)	Comprised of $22,432 for personal use of a Company automobile and $20,701 for medical, dental, vision, life, and disability insurances.

(5)	Comprised of $8,400 for a car allowance and $16,059 for medical, dental, vision, life, and disability insurances.

(6)	Comprised of $9,000 for a car allowance and $9,920 for medical, dental, vision, life, and disability insurances.

(7)	Comprised of $9,000 for a car allowance and $11,471 for medical, dental, vision, life, and disability insurances.

Agreements with Executive Officers

We are party to executive employment and stock option agreements with the named executive officers employed by us at December 31, 2016. The information provided below is supplemented by the Summary Compensation and Grants of Plan-Based Awards tables above and Outstanding Equity Awards at Fiscal Year-End (Option and Stock Awards) and Stock Vested at Fiscal Year-End (Stock Awards) tables below.

Douglas J. Kramer

The Company entered into an executive employment agreement with its chief executive officer and president, Mr. Kramer, effective from January 1, 2014 to, as amended, December 31, 2017, pursuant to which he is entitled to:

•	annual base salary for the 2016 calendar year of $400,000;

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

Douglas J. Kramer - continued

•
upon termination by the Company without cause or by Mr. Kramer for good reason, which the agreement defines as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Kramer, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace:

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

Jomarc C. Marukot

The Company entered into an executive employment agreement with its chief financial officer and corporate treasurer, Mr. Marukot, effective from January 1, 2015 to, as amended, December 31, 2017, pursuant to which he is entitled to:

•	an annual base salary of $190,000, increased to $210,000 as of January 1, 2017;

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

Jomarc C. Marukot - continued

•
upon termination by the Company for cause as defined in the agreement as Mr. Marukot's: (i) commission of any act of fraud, embezzlement or dishonesty, (ii) unauthorized use or disclosure of any confidential information or trade secrets of the Company, (iii) any intentional misconduct or violation of the Company's Code of Business Ethics by him which has a materially adverse effect upon the Company's business or reputation, (iv) continued failure to perform the major duties, functions and responsibilities of his position after written notice from the Company identifying the deficiencies in his performance and a reasonable cure period of not less than ten (10) days, or (v) a material breach of his fiduciary duties as an officer of the Company:

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

Michael T. Adams

The Company entered into an executive employment agreement with its chief governance officer, executive vice president and corporate secretary, Mr. Adams, effective from December 31, 2014 to December 31, 2017, pursuant to which he is entitled to:

•	an annual base salary of $200,000 (Mr. Adams' annual base salary was increased, effective January 1, 2016, to $200,000);

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

•
twelve months of his annual base salary, awards and medical and dental benefits and the transaction bonus in the event of a termination without cause by the Company or by him for good reason, which the agreements defines as: (i) a reduction in his base salary; (ii) a substantial diminution of his duties and responsibilities (the Company’s employment of another officer in a newly created position or otherwise, at a position beneath that of Mr. Adams, shall not be deemed to constitute, or result in, a substantial diminution of his duties or responsibilities); or (iii) a relocation of his primary workplace that is not agreed to by him and is to a location that is greater than 50 miles from his primary workplace, provided, however, that any required travel related to the business of the Company, including but not limited to its planned expansion in the international market, shall not be deemed to constitute, or result in, the relocation of the his primary workplace; and

•
upon termination by the Company for cause or by Mr. Adams without good reason, which the agreements defines as: (i) willful malfeasance or willful misconduct by Mr. Adams in connection with his employment, (ii) continuing refusal by him to perform his duties hereunder or follow any lawful direction of the Board, (iii) any material breach of the nonsolicitation, noncompetition, or confidentiality provisions of his agreement by him, (iv) engaging in conduct detrimental to the interest or reputation of the Company, without regard to whether such conduct was in connection with his employment, or (v) his conviction of, or plea of nolo contendere to, a felony (other than a traffic violation), which, in each event in (i), (ii) or (iii), actually has a material effect on the Company and its business:

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

Harvey L. Schnitzer

The Company entered into an executive employment agreement with its chief operating officer, Mr. Schnitzer, effective from December 31, 2014 to December 31, 2017, pursuant to which he is entitled to:

•	an annual base salary of $275,000 (Mr. Schnitzer's annual base salary was automatically increased, effective January 1, 2016, from $250,000 to $275,000);

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

Harvey L. Schnitzer - continued

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

Outstanding Equity Awards

The following table sets forth summary information for outstanding equity awards held by our named executive officers at December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities Underlying Unexercised Options (#)			Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Douglas J. Kramer	333,334	166,666	(1)	0.72	1/21/2019
Douglas J. Kramer	350,000	—		0.42	4/28/2019
Douglas J. Kramer	531,366	1,468,634	(2)	0.40	3/14/2024
Michael T. Adams	150,000	—		0.42	4/28/2019
Michael T. Adams	80,000	—		0.38	7/12/2017
Michael T. Adams	200,000	100,000	(3)	0.325	1/16/2023
Harvey L. Schnitzer	66,666	33,334	(4)	0.65	1/21/2019
Harvey L. Schnitzer	150,000	—		0.42	4/28/2019
Harvey L. Schnitzer	200,000	100,000	(3)	0.41	3/23/2023

(1)	Vests on January 22, 2017.

(2)	Vests on pro-rata monthly basis over 26 months (total grant vests on a pro-rata monthly basis over 36 month period).

(3)	Vests on December 31, 2017.

(4)	Vests on February 6, 2017.

There were no outstanding stock awards at December 31, 2016.

Potential Payments Upon Termination or Change of Control

The employment agreements with our named executive officers provide for transaction bonuses based on a percentage of a transaction value subject to certain limitations (Mr. Kramer, Mr. Adams, and Mr. Schnitzer) or a change in control bonus based on a percentage of annual base salary (Mr. Marukot).

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

In the event of a transaction, which does not constitute a change-in-control as the stockholders of the Company immediately before the transaction do not relinquish 50% or more of the total combined voting power of the outstanding voting securities of the Company, but do relinquish 20% or more of the total combined voting power of the outstanding securities of the Company, the transaction bonus shall be calculated in the manner as set forth above upon a change in control. However, such amount shall then be reduced by the percentage of the sales proceeds of the transaction allocable to the Company’s then majority shareholder that is not currently distributed to such shareholder as a result of the transaction. If a transaction bonus is payable to the executive upon a change in control, he shall not be entitled to any additional transaction bonus upon the occurrence of a subsequent transaction unless: (i) the subsequent transaction is related to the change in control; and (ii) the executive is still employed with the Company upon the consummation of the subsequent transaction or is no longer so employed as a result of having been terminated without cause or having resigned for good reason. In the event a series of related transactions occurs subsequent to a change-in-control, the executive shall be entitled to a transaction bonus on each transaction in the series, provided the requirements of (i) and (ii) above are satisfied with respect to each such transaction. As provided for in the employment agreements, for purposes of this provision, a subsequent transaction shall be “related” to a change in control if it was agreed upon at the time of, and is consummated within 2 years of the consummation of, the change in control.

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

Equity Incentive Plan (“Equity Plan”)

Our board of directors adopted the Equity Incentive Plan on July 12, 2005, which was approved by our stockholders effective August 31, 2005. The purpose of our Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. In addition, our Equity Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, directors, and consultants to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Our Equity Plan is administered by our compensation committee. A total of 9,800,000 shares of common stock are reserved for awards under the Equity Plan, of which 1,982,500 shares were available for future awards as of December 31, 2016.

Director Compensation

Directors receive cash, option, and stock compensation. Each director who is not an employee is reimbursed for actual expenses incurred in attending annual stockholder, board and committee meetings. Non-employee outside directors receive cash compensation at the rate of $12,500 per year, payable quarterly. The Chairman of the Board, who is also a non-employee director and did not receive any cash compensation in years prior to 2016, received a one-time cash payment of $75,500 for his service for the 2016 year. Effective January 1, 2017, all non-employee directors, including the Chairman of the Board, will receive $20,000 in cash compensation per year, payable quarterly. The following table summarizes compensation for non-employee directors for the year ended December 31, 2016, including costs incurred during 2016 for awards in 2016.

DIRECTOR COMPENSATION TABLE

							All Other
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)		Option Awards ($)(3)		Compensation ($)(3)		Total ($)
Richard J. Kurtz	75,500		53,000	(4)	120,840	(6)	698,480	(7)(8)	947,820
Arthur J. Gregg	12,500	(1)	—		56,863	(6)	—		69,363
Jay C. Nadel	212,500	(1)(2)	38,064	(5)	56,815	(6)	—		307,379
Augustus J. Larson	12,500	(1)	—		56,863	(6)	—		69,363

(1)	Represents cash payments paid for director services.

(2)
Includes cash payments paid to Mr. Nadel pursuant to his February 22, 2011 advisory agreement, as amended, pursuant to which, the Company agreed to pay him $200,000 per year in cash and granted 5,000,000 shares of restricted common stock, which originally vested monthly on a pro-rata basis over a 3 year period ended February 22, 2014, with anti-dilution rights, in exchange for providing consulting and advisory services, including business development and planning, and assisting management on strategic initiatives (“Nadel Agreement”). Anti-dilution rights continue as long as the Nadel Agreement is in force.

(3)
The amounts reported represent the aggregate grant date fair value of the awards recognized by us in fiscal year 2016, calculated in accordance with FASB ASC 718. The actual value, if any, a director may realize will depend, in the case of stock options, on the excess of the market price over the option exercise price on the date the option is exercised, and, in the case of stock, on the excess of the market price over the cost basis of the stock. There is no assurance that the value realized by a director will be at or near the value estimated. Assumptions used in the calculation of these amounts are included in Note 1 - Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates, and Assumptions-Share-Based Compensation and Note 17 - Share-Based Payment Arrangements, Equity Incentive Plan, Advisor Plan, and Guaranty Plan of our Notes to Financial Statements included in this Annual Report on Form 10-K.

(4)	Represents the compensation cost recognized by us for a stock award.

(5)
Represents the compensation cost recognized by us related to the Nadel Agreement. For 2016, an aggregate of 86,404 shares of restricted common stock were issued and valued and recorded at $38,064. See also Note 17 – Share-Based Payment Arrangements, Advisor Plan, of Notes to Financial Statements included in this Annual Report on Form 10-K for more discussion.

(6)	Represents the compensation cost recognized by us for options activity under the Equity Plan for director services during 2016:

			Number of Shares	Number of Shares	Option
			of Stock Underlying	of Stock Underlying	Expiration	2016 Fiscal Year
Director	Grant Date	Exercise Price ($)	Options Granted	Options Expired	Date	Compensation Cost ($)
Jay C. Nadel	4/28/2014	0.42	100,000	—	4/28/2019	6,389
Arthur J. Gregg	4/28/2014	0.42	100,000	—	4/28/2019	6,437
Augustus J. Larson	4/28/2014	0.42	100,000	—	4/28/2019	6,437
Richard J. Kurtz	5/14/2014	0.54	400,000	—	5/14/2019	36,757
Jay C. Nadel	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Arthur J. Gregg	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Augustus J. Larson	12/22/2014	0.35	450,000	—	12/22/2022	50,426
Richard J. Kurtz	3/14/2016	0.40	800,000	—	3/14/2024	84,083

(7)
Includes amount of interest expense – related party of $3,888 paid by the Company in 2016 related to the 11/14/14 Kurtz Note and 1/21/15 Kurtz Note, the principal of which was repaid by the Company on December 21, 2015. Refer to Item 13 – Certain Relationships and Related Transactions, Items (a), (b) and (d) for more information.

(8)
Includes the amount of share based compensation expense recognized and classified by us as interest expense – related party for the vested portion of the 3,681,000 Guaranty Shares granted to the chairman of the board for his personal guaranty of the obligations under the Enhanced Note. For 2016, an aggregate of 1,157,653 Guaranty Shares vested and were valued and recorded in the aggregate at $694,592. See also Note 17 – Share-Based Payment Arrangements, Guaranty Plan, of Notes to Financial Statements included in annual report on Form 10-K for year ended December 31, 2016 for more discussion.

See also Certain Relationships and Related Transactions for more information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 14, 2017 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, or has the right to acquire beneficial ownership of that security within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have or will have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Lapolla Industries, Inc., 15402 Vantage Parkway East, Suite 322, Houston, Texas 77032. As of February 14, 2017, we had 123,494,129 shares of common stock outstanding.

	Total Shares of Common Stock		Percent
Beneficial Owner	Beneficially Owned (1)		of Class
Directors:
Richard J. Kurtz, Chairman of the Board	70,975,322	(2)	55.23%
Jay C. Nadel, Vice Chairman	9,197,472	(3)	7.15%
Lt. Gen. Arthur J. Gregg, US Army (Ret)	600,000	(4)	0.47%
Augustus J. Larson	600,000	(5)	0.47%
Douglas J. Kramer (9)	1,381,366	(6)	1.2%
Michael T. Adams (9)	430,000	(7)	0.33%
Harvey L. Schnitzer (9)	550,000	(8)	0.43%
Executive Officers:
Jomarc C. Marukot, CFO and Treasurer	—		—
All Directors and Executive Officers as a Group (8 persons)	83,734,160		65.28%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options and unvested stock granted beneficially owned by such person or entity currently exercisable or exercisable or subject to vesting within 60 days of February 14, 2017. Shares issuable pursuant to the exercise of options exercisable and unvested stock granted that is subject to vesting within 60 days are deemed outstanding and held by the holder of such options or stock for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Comprised of: (i) 69,837,601 shares of our common stock owned directly by Mr. Kurtz; (ii) 1,112,721 shares of our common stock issuable upon the exercise of vested and exercisable options; and (iii) 25,000 shares of our common stock upon vesting of a stock award.

(3)	Comprised of: (i) 8,697,472 shares of our common stock owned directly by Mr. Nadel; and (ii) 500,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(4)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Gregg; and (ii) 500,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(5)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Larson; and (ii) 500,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(6)	Comprised of 1,381,366 shares of our common stock issuable upon the exercise of vested and exercisable options.

(7)	Comprised of 430,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(8)	Comprised of: (i) 100,000 shares of our common stock owned directly by Mr. Schnitzer; and (ii) 450,000 shares of our common stock issuable upon the exercise of vested and exercisable options.

(9)	Mr. Kramer is also our CEO and President; Mr. Adams is also our CGO, EVP, and Secretary; and Mr. Schnitzer is also our COO.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans, as of December 31, 2016:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders	7,817,500	$0.42	1,982,500
Equity Compensation Plans Not
Approved by Security Holders	—	—	—	(1)
Total	7,817,500	$0.42	1,982,500

(1)
We entered into the Nadel Agreement dated February 22, 2011 with Mr. Nadel, a director, for advisory services (the “Advisor Plan”). The Advisor Plan, which is not stockholder-approved, includes the issuance of anti-dilution shares when the anti-dilution provision in the Nadel Agreement is triggered. The anti-dilution shares issuable are incalculable until such time that the anti-dilution provision is triggered. See also Note 18 – Share-Based Payment Arrangements, Advisor Plan, of our Notes to Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for more discussion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)    On January 21, 2015, the Company borrowed $250,000 from Richard J. Kurtz, chairman of the board and majority stockholder, as a condition precedent to the Company entering into the twelfth amendment dated January 23, 2015 (the “Twelfth Amendment”) to that certain Loan Agreement with the Bank and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay 8% per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note was subordinated to the Loan Agreement and Note Purchase Agreement. See also Items (b) and (d) below for more information.

(b)    On January 23, 2015, the Company and the Bank entered into the Twelfth Amendment pursuant to which certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 10, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment. Refer to Item (a) above and Item (d) below for more information on the Subordinated Debt.

(c)    On November 12, 2015 (effective as of October 31, 2016), Richard J. Kurtz, chairman of the board and majority stockholder, provided a commitment letter assuring funding to the Company (the “Commitment”) on or before August 31, 2016 to pay off: (i) the Enhanced Notes (consisting of aggregate amount of $7.2 million, plus any accrued and unpaid interest (including, but not limited to, PIK interest)); and (ii) the Company, which was owed a $2 million payment on or before April 30, 2016. The Commitment could either be satisfied from personal funds or an appropriate lending or other institution directed by Mr. Kurtz, and would be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the obligations are repaid in full in immediately available cash on or prior to the required due dates by the Company. As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on November 12, 2015, determined based on the per share closing price of the Company's common stock as quoted on the OTC Markets on such date ($0.294 per share), for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. On August 25, 2016, Enhanced agreed to extend the August 31, 2016 pay off date to on or prior to September 16, 2016. Refer to Items (d), (j) and (k) below for more information on the repayment of the Enhanced Notes.

(d)    On December 21, 2015, the Company, with the consent of the Bank and Enhanced, repaid an aggregate of $500,000 in principal to Richard J. Kurtz, chairman of the board and majority stockholder, of which $250,000 was for the principal amount of the 1/21/15 Kurtz Note (See Item (a) above) and $250,000 was for the principal amount of the promissory note issued by the Company to Mr. Kurtz for cash he provided to the Company on November 14, 2014 (the "11/14/14 Kurtz Note"). The Company entered into the 11/14/14 Kurtz Note in connection with borrowing $250,000 from Mr. Kurtz as a condition precedent to the Company entering into that certain second amendment dated as of November 14, 2014 to the Note Purchase Agreement with Enhanced and that certain eleventh amendment dated November 14, 2014 to the Loan Agreement with the Bank. As a result of the $500,000 principal payment to Mr. Kurtz by the Company, Mr. Kurtz was required by Enhanced to pay down the Enhanced Notes by $150,000. The Company initially offset the $150,000 that Mr. Kurtz paid on its behalf direct to Enhanced against certain arms' length sales transactions made to entities controlled by him for the Company's products; subsequently those amounts were paid by those entities and as a result, the Company repaid Mr. Kurtz the $150,000 paid to Enhanced on December 21, 2016. See also Items (a) and (c) above for more information.

(e)    During the year ended December 31, 2015, the Company vested an aggregate of 1,224,763 shares of restricted common stock, par value $.01, issued to Richard J. Kurtz, chairman of the board and majority stockholder, for a personal guaranty, which transactions were valued and recorded in the aggregate at $735,000 and classified as interest expense – related party. In connection with the Company's entry into the Note Purchase Agreement entered into with Enhanced by the Company, Mr. Kurtz was required to enter into a guaranty agreement with Enhanced to secure the Company’s performance under the Enhanced Notes. The Company, in exchange for Mr. Kurtz’ personal guaranty of the obligations under the Enhanced Notes, granted him 3,681,000 shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the term of the Enhanced Notes (the “Guaranty Shares”). The Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of the Note Purchase Agreement on December 10, 2013, for an aggregate amount of $2.2 million. See also Item (k) below for more information on the repayment of the Enhanced Notes.

(f)    During the year ended December 31, 2015, the Company issued an aggregate of 1,035,743 shares of restricted common stock to its vice chairman, Jay C. Nadel, pursuant to the anti-dilution provisions in the Nadel Agreement, which transactions were valued and recorded in the aggregate at $418,000. Under the Nadel Agreement, the Company agreed to an initial grant of 5,000,000 shares of restricted common stock, which originally vested monthly on a pro-rata basis over a 3 year period ended February 22, 2014, with anti-dilution rights, in exchange for Mr. Nadel providing consulting and advisory services, including business development and planning, and assisting management on strategic initiatives. Anti-dilution rights continue as long as the Nadel Agreement is in force.

(g)    On March 14, 2016, the Company granted an eight-year option to Richard J. Kurtz, chairman of the board and majority stockholder, for the right to acquire 800,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over three (3) years, subject to Mr. Kurtz' continued satisfactory board service. The transaction was valued at $306,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(h)    On March 14, 2016, the Company granted an eight-year option to Douglas J. Kramer, chief executive officer and president, for the right to acquire 2 million shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price of the Company's common stock as quoted on the OTC Markets on such date, or $0.40 per share, which options vest monthly on a pro rata basis over three (3) years, subject to Mr. Kramer's continued satisfactory employment. The transaction was valued at $766,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(i)    On March 18, 2016, the Company and the Bank entered into a fourteenth amendment to the Loan Agreement, which: (i) established a new tiered level for the applicable margin providing for varying interest rates based on the fixed charge coverage ratio, effective March 31, 2016; (ii) reduced the basic reserve to zero; (iii) established a new inventory formula amount allowing, if the Company elects to have an inventory appraisal performed, the lesser of, 65% of the value of eligible inventory or 85% of the net orderly liquidation value of eligible inventory and up to $6 million; (iv) reduced the amount of the Revolver Loan to provide for an aggregate amount of $12 million (to save on unused revolver loan fees); (v) adjusted the Revolver Loan termination date to the earlier to occur of March 31, 2019 or 90 days prior to the maturity date of subordinated secured Enhanced Notes, which mature on December 10, 2017; (vi) adjusted the formula for determining the unused line fee, which provides for a new varying percentage unused line fee based on the amount by which the revolver commitment exceeds the average daily balance of the revolver loans and stated amount of letters of credit; (vii) changed the borrowing base reporting frequency from daily to weekly, subject to certain availability requirements; and (viii) added a new section to allow for repayments of principal amounts by the Company on the Enhanced Notes, subject to meeting certain borrowing base limitations. Refer to Items (c) and (d) above and Items (j) and (k) below for more information on repayment of the Enhanced Notes.

(j)    On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the Enhanced Notes to Enhanced. Refer to Items (c) and (d) above and (k) below for more information on repayment of the Enhanced Notes.

(k)    On September 7, 2016, the Company entered into the Credit Agreement with the Bank, which amended and restated the Loan Agreement in its entirety. The Credit Agreement provides for the Line of Credit which will be reduced each quarter by $250,000 beginning January 1, 2017and ending on July 1, 2019. In connection with the closing of the Credit Agreement, an aggregate amount of $8.5 million was drawn from the Line of Credit, of which $5.8 million was used to pay off and satisfy in full the outstanding debt obligations under the Enhanced Notes and $2.7 million was used to pay off and satisfy in full the outstanding debt obligations under the Loan Agreement. Refer to Items (c), (d) and (j) above for more information on repayment of the Enhanced Notes.

(l)    During the year ended December 31, 2016, the Company vested the remaining 1,157,653 Guaranty Shares, issued to Richard J. Kurtz, chairman of the board and majority stockholder, which transactions were valued and recorded in the aggregate at $696,000 and classified as interest expense – related party. Refer to Item (e) above for more information on the Guaranty Shares. See also Item (k) above for more information on the repayment of the Enhanced Notes.

(m)    On January 5, 2017, the Company granted an aggregate of 400,000 eight-year options to non-employee directors, including Messrs Kurtz, Nadel, Gregg, and Larson, for the right to each acquire 100,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price of the Company's common stock as quoted on the OTC Markets on such date, or $0.50 per share, which options vest over a 3 year period in the amount of 33,333; 33,333; and 33,334 on December 31, 2017, December 31, 2018, and December 31, 2019, respectively, subject to their continued satisfactory board service. The transactions were valued in the aggregate at $191,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting periods.

Director Independence

Lapolla uses its own definition for determining whether its directors and members of specific committees of the board of directors, are independent. In order to be considered to be independent, a member of the board of directors or any board committee may not, other than in his or her capacity as a member of the board of directors or any board committee: (i) accept any consulting, advisory, or other compensatory fee from the Company; or (ii) be an affiliated person of the Company or any subsidiary thereof. Independent directors are not officers of the Company and are in view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Although we are a “controlled company” because more than 50% of our voting power is held by Mr. Kurtz, our chairman of the board, our board of directors has reviewed the relationships between the Company, including any affiliates, and each board member (and each such director’s immediate family members) and has affirmatively determined that Lt. Gen. Gregg (Ret) and Mr. Larson are, independent directors. No information other than what has been disclosed in this report was considered by our board of directors in determining that Lt. Gen. Gregg (Ret) and Mr. Larson were “independent” within the Company’s independence standards.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The audit committee has appointed Hein & Associates LLP (“Hein”) as our independent registered public accounting firm. Hein audited our financial statements for the years ended December 31, 2016 and 2015. The table below shows the aggregate fees billed to us by our independent registered public accounting firm for the fiscal years ended December 31:

Fee Category	2016		2015
Audit Fees	$110,000	(1)	$107,250	(1)
Audit-Related Fees	—		—
Tax Fees	—		16,675	(2)
All Other Fees	—		—
Total	$110,000		$123,925

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

Policy on Audit Committee Pre-Approval

As part of its required duties, the audit committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policy generally provides that services in the defined categories of audit services, audit-related services, tax services and all other services, are deemed pre-approved up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be presented to the full audit committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2016 were pre-approved in accordance with the audit committee’s pre-approval requirements.

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
February 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

LAPOLLA INDUSTRIES, INC.

By: /s/ Richard J. Kurtz
Richard J. Kurtz
Chairman of the Board
February 15, 2017

By: /s/ Jay C. Nadel
Jay C. Nadel
Vice Chairman of the Board
February 15, 2017

By: /s/ Arthur J. Gregg
Arthur J. Gregg
Director
February 15, 2017

By: /s/ Augustus J. Larson
Augustus J. Larson
Director
February 15, 2017

By: /s/ Douglas J. Kramer
Douglas J. Kramer
Director
February 15, 2017

By: /s/ Michael T. Adams
Michael T. Adams
Director
February 15, 2017

By: /s/ Harvey L. Schnitzer
Harvey L. Schnitzer
Director
February 15, 2017

By: /s/ Jomarc C. Marukot
Jomarc C. Marukot
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
February 15, 2017

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

10.1	Equity Incentive Plan, as amended, and currently in effect (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2008, filed August 20, 2008).
10.2+	Option Agreement dated July 12, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.3+	Amendment to Option Agreement dated July 28, 2005 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.4+	Option Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Appendix C to DEF 14C dated and filed on May 19, 2008).
10.5+	Option Agreement dated July 12, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 12, 2005, filed July 18, 2005).
10.6+	Amendment to Option Agreement dated July 28, 2005 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.7+	Executive Employment Agreement dated July 25, 2005 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.8+	Executive Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by to reference Exhibit 10.8 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.9+	Executive Employment Agreement dated July 25, 2005 between Michael T. Adams and the Company (incorporated by to reference Exhibit 10.7 to Form 8-K dated July 25, 2005, filed July 29, 2005).
10.10+	Employment Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.11+	Option Agreement dated May 18, 2009 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 18, 2009, filed May 20, 2009).
10.12+
First Amendment, effective January 1, 2010, to Employment Agreement dated May 5, 2008 between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2010, filed May 11, 2010).

10.13+
First Amendment, effective January 1, 2010, to Employment Agreement dated May 18, 2008 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 2010, filed June 16, 2010).

10.14
Bank of American Loan and Security Agreement dated August 31, 2010 and effective September 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 1, 2010, filed September 7, 2011).

10.15	Guaranty Agreement between Richard J. Kurtz as Guarantor of Term Loan and Bank of America (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 1, 2010, filed September 7, 2011).
10.16
First Amendment dated November 10, 2010 and effective August 31, 2010, to Bank of America Loan Agreement dated August 31, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 10, 2010, filed November 18, 2010).

10.17+	Agreement dated February 22, 2011 between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011, filed February 28, 2011).
10.18
Third Amendment dated May 11, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.19+
Second Amendment, effective January 1, 2011, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.20+
Second Amendment, effective January 1, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.3 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.21
Fourth Amendment dated August 17, 2011 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q dated June 30, 2011, filed August 19, 2011).

10.22+
Third Amendment, effective December 31, 2011, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).

10.23+
Executive Employment Agreement dated April 9, 2012 and effective April 5, 2012 between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012).

10.24
Sixth Amendment dated April 16, 2012 to that certain Loan and Security Agreement between Lapolla and Bank of America dated August 31, 2010 (incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2011, filed April 16, 2012)

10.25
Note Purchase Agreement between Lapolla and Enhanced Jobs for Texas Funds, LLC and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2012, filed July 6, 2012)

10.26	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated June 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.27	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.28	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP, dated June 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.29	Guaranty Agreement between Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated June 29, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 29, 2012, filed July 6, 2012)
10.30
Seventh Amendment dated June 29, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 29, 2012, filed July 6, 2012)

10.31+
Third Amendment, effective July 1, 2012, to Employment Agreement dated May 5, 2008, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q dated June 30, 2012, filed August 20, 2012).

10.32+
Fourth Amendment, effective July 1, 2012, to Employment Agreement dated May 18, 2009, between Michael T. Adams and the Company  (incorporated by reference to Exhibit 10.8 to Form 10-Q dated June 30, 2012, filed August 20, 2012).

10.33+
First Amendment, effective July 1, 2012, to Advisory/Consultant Agreement, effective February 22, 2011, between Jay C. Nadel and the Company  (incorporated by reference to Exhibit 10.10 to Form 10-Q dated June 30, 2012, filed August 20, 2012).

10.34
Eighth Amendment dated November 15, 2012 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2012, filed November 19, 2012).

10.35
First Amendment dated November 15, 2012 to that certain Note Purchase Agreement dated June 29, 2012 between Lapolla and Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2012, filed November 19, 2012).

10.36
Ninth Amendment dated May 3, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated March 31, 2013, filed May 13, 2013).

10.37	Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.38	Promissory Note between Lapolla and Enhanced Jobs for Texas Fund, LLC dated December 10, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.39	Promissory Note between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.40	Security Agreement between Lapolla and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 10, 2013, filed December 16, 2013).
10.41
Guaranty Agreement b/w Richard J. Kurtz and Enhanced Capital Texas Fund, LP dated December 10, 2013 (incorporated by reference to Exhibit 10.5 to Form 8-K dated December 10, 2013, filed December 16, 2013).

10.42
Tenth Amendment dated December 10, 2013 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 10, 2013, filed December 16, 2013).

10.43+
Executive Employment Agreement, effective January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 22, 2013, filed January 28, 2013).

10.44+	Option Agreement dated January 22, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 22, 2013, filed January 28, 2013).
10.45+	Option Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.72 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.46+	Stock Bonus Agreement dated February 7, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.73 to Form 10-K dated December 31, 2013, filed April 10, 2014).
10.47
First Amendment dated April 8, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.74 to Form 10-K dated December 31, 2013, filed April 10, 2014).

10.48+	Option Agreement dated April 28, 2014, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.62 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.49+	Option Agreement dated April 28, 2014, between Arthur J. Gregg and the Company (incorporated by reference to Exhibit 10.63 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.50+	Option Agreement dated April 28, 2014, between Augustus J. Larson and the Company (incorporated by reference to Exhibit 10.64 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.51+	Option Agreement dated April 28, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.65 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.52+	Option Agreement dated April 28, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.66 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.53+	Option Agreement dated April 28, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.67 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.54+	Option Agreement dated May 14, 2014, between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.68 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.55+	Option Agreement dated October 14, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.69 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.56+	Option Agreement dated November 26, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.70 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.57+	Option Agreement dated December 22, 2014, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.71 to Form 10-K dated December 31, 2014, filed March 31, 2015).

10.58+	Option Agreement dated December 22, 2014, between Arthur J. Gregg and the Company (incorporated by reference to Exhibit 10.72 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.59+	Option Agreement dated December 22, 2014, between Augustus J. Larson and the Company (incorporated by reference to Exhibit 10.73 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.60
Eleventh Amendment dated November 14, 2014 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2014, filed November 17, 2014).

10.61	Financial Commitment from Richard J. Kurtz dated November 14, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2014, filed November 17, 2014).
10.62
Second Amendment dated November 14, 2014 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-Q dated September 30, 2014, filed November 17, 2014).

10.63+
Executive Employment Agreement effective December 31, 2014, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 16, 2015, filed January 23, 2015).

10.64+
Executive Employment Agreement effective December 31, 2014, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2015, filed February 27, 2015).

10.65+
Executive Employment Agreement dated and effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).

10.66+	Option Agreement dated January 16, 2015, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.67+	Option Agreement dated January 16, 2015, between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 16, 2013, filed January 23, 2015).
10.68	Promissory Note between Lapolla and Richard J. Kurtz dated January 21, 2015 (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.69
Twelfth Amendment dated January 23, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to Form 8-K dated January 21, 2015, filed January 27, 2015).

10.70+
Executive Employment Agreement effective January 1, 2015, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 1, 2015, filed January 6, 2015).

10.71+	Option Agreement dated March 23, 2015, between Harvey L. Schnitzer and the Company (incorporated by reference to Exhibit 10.63 to Form 10-K dated December 31, 2014, filed March 31, 2015).
10.72
Thirteenth Amendment dated May 29, 2015 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.73
Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.18 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.74
First Amendment dated November 13, 2014 to that certain Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.19 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.75	Promissory Note dated November 14, 2014 between Lapolla Industries, Inc. and Richard J. Kurtz (incorporated by reference to Exhibit 10.20 to Form 8-K dated May 29, 2015, filed June 10, 2015).
10.76	Promissory Note dated January 21, 2015 between Lapolla Industries, Inc. and Richard J. Kurtz (incorporated by reference to Exhibit 10.15 to Form 8-K dated January 21, 2015, filed January 27, 2015).
10.77
Second Amendment dated May 29, 2015 to that certain Subordination Agreement dated April 16, 2012 by and among Lapolla Industries, Inc., Richard J. Kurtz, and Bank of America (incorporated by reference to Exhibit 10.22 to Form 8-K dated May 29, 2015, filed June 10, 2015).

10.78+
First Amendment, effective January 1, 2014, to Employment Agreement dated January 1, 2014, between Douglas J. Kramer and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2015, filed November 12, 2015).

10.79
Third Amendment dated December 15, 2015 to that certain Note Purchase Agreement between Lapolla and Enhanced dated December 10, 2013 (incorporated by reference to Exhibit 10.6 to Form 8-K dated December 15, 2015, filed December 18, 2015).

10.80
Amended and Restated Guaranty Agreement dated December 15, 2015 by and among Richard J. Kurtz and Enhanced Credit Supported Loan Fund, LP, as Agent for Enhanced Jobs for Texas Fund, LLC, and Enhanced Capital Texas Fund, LP (incorporated by reference to Exhibit 10.7 to Form 8-K dated December 15, 2015, filed December 18, 2015).

10.81
Fourteenth Amendment dated March 18, 2016 to that certain Loan and Security Agreement dated August 31, 2010 between Lapolla and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to Form 8-K dated March 18, 2016, filed March 24, 2016).

10.82	Commitment Letter dated November 12, 2015 from Richard J. Kurtz (incorporated by reference to Exhibit 10.2 to Form 10-Q dated September 30, 2015, filed November 12, 2015).
10.83+	Option Agreement dated November 12, 2015, between Richard J. Kurtz and the Company.
10.84+	Option Agreement dated March 14, 2016, between Richard J. Kurtz and the Company.
10.85+	Option Agreement dated March 14, 2016, between Douglas J. Kramer and the Company.
10.86
Loan Agreement between Lapolla Industries, Inc. and Bank of America, N.A., dated September 7, 2016 (incorporated by reference to to Exhibit 10.1 to Form 8-K dated September 7, 2016, filed September 12, 2016).

10.87
Security Agreement between Lapolla Industries, Inc., Bank of America Corporation, and Bank of America, N.A., dated September 7, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 7, 2016, filed September 12, 2016).

10.88+
Second Amendment to Executive Employment Agreement dated December 30, 2016, between Douglas J. Kramer and Lapolla Industries, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2016, filed January 9, 2017).

10.89+
First Amendment to Executive Employment Agreement dated December 30, 2016, between Jomarc C. Marukot and Lapolla Industries, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2016, filed January 9, 2017).

10.90*+	Stock Bonus Agreement dated December 31, 2016, between Richard J. Kurtz and the Company.
10.91*+	Stock Bonus Agreement dated January 1, 2017, between Richard J. Kurtz and the Company.

10.92*+	Option Agreement dated January 5, 2017, between Richard J. Kurtz and the Company.
10.93*+	Option Agreement dated January 5, 2017, between Jay C. Nadel and the Company.
10.94*+	Option Agreement dated January 5, 2017, between Arthur J. Gregg and the Company.
10.95*+	Option Agreement dated January 5, 2017, between Augustus J. Larson and the Company.
23.1*	Consent of Hein & Associates LLP incorporated by reference in Registration Statement (Form S-8 No. 333-174272) of February 15, 2017 report.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

* Filed herewith
+ Management contract or compensation plan or arrangement

2016 Annual Audit

Lapolla Industries, Inc.
Intercontinental Business Park
15402 Vantage Parkway East, Suite 322
Houston, Texas 77032

www.lapolla.com

(i)

 LAPOLLA INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS

As of December 31, 2016 and 2015	F-2

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015	F-4

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

(ii)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lapolla Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lapolla Industries, Inc. as of December 31, 2016 and 2015 and the related statements of operations, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lapolla Industries, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP
Houston, Texas
February 15, 2017

LAPOLLA INDUSTRIES, INC.
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$1,722	$—
Trade Receivables, Net	12,508	10,006
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	—	42
Inventories, Net	6,610	8,174
Prepaid Expenses and Other Current Assets	2,074	1,174
Total Current Assets	22,914	19,396

Property, Plant and Equipment	985	1,087
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,180	1,197
Deposits and Other Non-Current Assets, Net	81	94
Total Assets	$29,395	$26,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,741	$6,384
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	21	51
Accrued Expenses and Other Current Liabilities	2,917	2,773
Total Current Liabilities	9,679	9,208

Long-Term Debt, Net	8,945	14,137
Accrued Interest – Note Payable – Related Party	—	4
Deferred Tax Liability	414	365
Total Liabilities	19,038	23,714

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 123,494,129 and 122,125,072 Issued
and Outstanding for 2016 and 2015, respectively.	1,235	1,221
Additional Paid-In Capital	93,600	91,930
Accumulated Deficit	(84,478)	(90,856)
Total Stockholders' Equity	10,357	2,295
Total Liabilities and Stockholders' Equity	$29,395	$26,009

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015

Sales	$86,386	$78,649

Cost of Sales	61,345	60,264

Gross Profit	25,041	18,385

Operating Expenses:
Selling, General and Administrative	15,087	13,933
Professional Fees	1,186	1,158
Depreciation	97	146
Amortization of Other Intangible Assets	277	284
Consulting Fees	597	809
Total Operating Expenses	17,244	16,330

Operating Income	7,797	2,055

Other (Income) Expense:
Interest Expense	885	1,319
Interest Expense – Related Party	491	775
Interest Expense – Amortization of Discount	120	181
Loss on Extinguishment of Debt	306	—
Other, Net	(694)	(35)
Total Other Expense	1,108	2,240

Income (Loss) Before Income Taxes	6,689	(185)
Income Tax Expense	311	392
Net Income (Loss)	$6,378	$(577)

Earnings Per Share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00
Weighted Average Shares Outstanding
Basic	122,813	121,283
Diluted	123,297	121,283

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Par $0.01	Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders' Equity
As of December 31, 2014	119,840	$1,198	$89,989	$(90,279)	$908

Net Loss	—	—	—	(577)	(577)

Issuance of Common Stock	2,286	23	(23)	—	—
Share Based Compensation Expense	—	—	1,229	—	1,229
Interest Expense – Related Party	—	—	735	—	735

As of December 31, 2015	122,126	$1,221	$91,930	$(90,856)	$2,295

Net Income	—	—	—	6,378	6,378

Issuance of Common Stock	1,369	14	(14)	—	—
Share Based Compensation Expense	—	—	988	—	988
Interest Expense – Related Party	—	—	696	—	696

As of December 31, 2016	123,495	$1,235	$93,600	$(84,478)	$10,357

The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$6,378	$(577)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	265	358
Amortization of Other Intangible Assets	277	284
Provision for Losses on Accounts Receivable	(16)	297
Share Based Compensation Expense	988	1,229
Interest Expense – Enhanced Notes PIK	—	330
Interest Expense – Related Party	491	775
Interest Expense – Amortization of Discount	120	181
Deferred Income Tax Provision	49	365
Gain on Disposal of Assets	(9)	(4)
Loss on Debt Extinguishment	306	—
Loss on Foreign Currency Exchange	14	60
Changes in Assets and Liabilities:
Trade Receivables	(2,497)	(1,487)
Inventories	1,541	(2,906)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	42	(24)
Prepaid Expenses and Other Current Assets	(900)	(65)
Other Intangible Assets	(260)	(298)
Deposits and Other Non-Current Assets	34	187
Accounts Payable	356	(595)
Accrued Expenses and Other Current Liabilities	140	1,014
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(30)	51
Net Cash Provided by (Used in) Operating Activities	$7,289	$(825)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(143)	(76)

Cash Flows From Financing Activities
Proceeds from Line of Credit	10,953	—
Principal Repayments to Line of Credit	(1,953)	—
Proceeds from Revolver Loan	54,996	83,858
Principal Repayments to Revolver Loan	(61,732)	(82,557)
Proceeds from Note Payable – Related Party	—	250
Principal Repayments to Note Payable - Related Party	—	(500)
Principal Repayments to Note Payable - Enhanced Note	(7,688)	(150)
Net Cash (Used in) Provided by Financing Activities	(5,424)	901

Net Change In Cash	1,722	—
Cash at Beginning of Year	—	—
Cash at End of Year	$1,722	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$307	$—
Cash Payments for Interest	752	850

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Restricted Stock for Personal Guaranty by Related Party Classified as Interest Expense	$696	$735
Accrued Interest – Related Party	—	4
The Accompanying Notes are an Integral Part of the Financial Statements

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Organization, Basis of Presentation, and Critical Accounting Policies Estimates and Assumptions

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

Organization History

The Company was incorporated in the state of Delaware on October 20, 1989 initially under the name of Natural Child Collection, Inc. and has undergone a variety of name changes and discontinued operations. For current operations, the Company acquired 100% of the capital stock of Infiniti Paint Co., Inc., a Florida corporation, effective September 1, 2001, which was engaged in the business of developing, marketing, selling, and distributing acrylic roof coatings, roof paints, polyurethane foam systems, sealants, and roof adhesives in the Southeastern United States (the "Infiniti Subsidiary"). On December 20, 2004, the Company changed its name from Urecoats Industries, Inc. to IFT Corporation. During the latter part of 2004, the Company's Infiniti Subsidiary built and began operating an acrylic coatings manufacturing plant in the Southeastern United States. On February 11, 2005, the Company acquired 100% of the capital stock of Lapolla Industries, Inc., an Arizona corporation, which was engaged in the business of manufacturing acrylic roof coatings and sealants, and distributing polyurethane foam systems in the Southwestern United States (the "Lapolla Subsidiary"). On April 1, 2005, the Company's Infiniti Subsidiary merged with and into the Lapolla Subsidiary whereas the existence of the Infiniti Subsidiary ceased. On October 1, 2005, the Company's Lapolla Subsidiary merged with and into the Company whereas the existence of the Lapolla Subsidiary ceased. On November 8, 2005, the Company changed its name from IFT Corporation to Lapolla Industries, Inc.

Trade Receivables and Credit Risk

Trade receivables are the primary financial instruments that may subject the Company to significant concentrations of credit risk. The Company’s trade receivables consist primarily of uncollateralized obligations from its diverse customer base, including personal guarantees when obtainable, due under normal trade terms, which generally require payment within 30 days of the invoice date. However, these payment terms may be extended in select cases and many customers do not pay within stated trade terms. The Company has a credit insurance policy in place covering most customer account balances. The Company evaluates the creditworthiness of its customers’ financial position and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are reviewed quarterly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of collectability of accounts. No customer represented more than 10% of sales for each of the years ended December 31, 2016 and 2015. No customer represented more than 10% of trade receivables at December 31, 2016 or 2015. As of the date of this report, the Company believes no significant concentration of credit risk exists.

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

 Fair Value of Financial Instruments

The Company adopted authoritative GAAP guidance regarding disclosures about fair value of financial instruments, which requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts. The Company adopted authoritative GAAP guidance regarding fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. This guidance establishes three levels of inputs that may be used to measure fair value: (a) Level 1 - Quoted prices in active markets for identical assets or liabilities. (b) Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities; and (c) Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 1, 2, or 3 assets or liabilities at December 31, 2016 and 2015, respectively. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, and other payables and accruals approximate fair value due to short period of time to maturity.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1 -    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates and Assumptions - continued.

Litigation

The Company is occasionally involved in legal proceedings in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

Cash and Cash Equivalents

The Company considers cash, checks, credit card and ACH payments deposited with financial institutions, with original maturities of three months or less, to be cash and cash equivalents.

Fixed-Price Contracts

The Company’s AirTight Division performs work under fixed-price contracts. The fixed-price contracts vary in length but are typically less than one year. In accordance with industry practice, the Company includes asset and liability accounts relating to fixed-price contracts, including related deferred income taxes, if applicable, in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Fixed-price contract costs include all direct material, labor costs, equipment and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Inventories

Cost is determined on an actual and/or standard cost basis that approximates the first-in, first-out (FIFO) method using a perpetual inventory system. Inventories are valued at the lower of cost or market (replacement cost), which does not exceed net realizable value.

Income Taxes

The Company's provision for income taxes is determined using the U.S. federal statutory rate. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. The Company's net deferred tax asset was approximately $21.9 million and $27.4 million at December 31, 2016 and 2015, respectively. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through 2015. The Company recorded a valuation allowance against the deferred tax asset of $22.3 million and $27.8 million at December 31, 2016 and 2015, creating a deferred tax liability of $414,000 and $365,000, respectively. The Company has no unrecognized income tax benefits. Accordingly, the annual effective tax rate is unaffected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. At December 31, 2016, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2016. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location. The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology and changes in the estimated future demand for products may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Net property, plant and equipment totaled $985,000 and depreciation expense totaled $265,000 as of and for the year ended December 31, 2016. Net property, plant and equipment totaled $1.1 million and depreciation expense totaled $358,000 as of and for the year ended December 31, 2015.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1 -    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates and Assumptions - continued.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. There were no property, plant and equipment impairment charges recorded during the years ended December 31, 2016 or 2015.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets of an acquired business. Goodwill was $4.2 million at December 31, 2016 and 2015. The Company operates two reporting units, Foam and Coatings. Disclosures related to goodwill are included in Note 8 to the financial statements. The Company evaluates goodwill for impairment on an annual basis, or more frequently if management believes indicators of impairment exist. Under generally accepted accounting principles, the Company has the option to perform a qualitative assessment to test for impairment of goodwill. If it is determined that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of each reporting unit and comparing the carrying value of each reporting unit to its estimated fair value. If the fair value of a reporting unit is greater than its carrying value then goodwill is not impaired; otherwise, the second step of the impairment test shall be performed to measure the amount of impairment loss. Based on the qualitative assessment performed as of December 31, 2016, the Company concluded that it was more likely than not that the fair value of its reporting units was greater than their carrying amount. Accordingly, no further testing was required. There were no goodwill impairment charges recorded during the years ended December 31, 2016 or 2015.

Other Intangible Assets

The Company had other intangible assets, net of $1.2 million at December 31, 2016 and 2015, consisting of product formulations and trade names that were acquired as part of business combinations, and trademarks and approvals and certifications obtained as part of entering into new markets. Amortization of other intangible assets totaled $277,000 and $284,000 for the years ended December 31, 2016 and 2015, respectively. Other intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Property, Plant and Equipment for a description of how impairment losses are determined. Disclosures related to other intangible assets are included in Note 8 to the financial statements. Significant management judgment is required in the forecasts of future operating results that are used in the Company’s impairment evaluations. The estimates used are consistent with the plans and estimates that Management uses to manage its business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, then the Company could incur future impairment charges, which would adversely affect financial performance. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015. There were no long-lived asset impairment charges recorded during the years ended December 31, 2016 or 2015.

Revenue Recognition

Sales are recognized (i) as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured. Sales channels include direct sales, distributors, and independent representatives. Irrespective of the sales channel, returns and allowances are not a business practice in the industry. Amounts billed for shipping and handling are included in revenues (freight). Freight included in revenue was $834,000 and $958,000 in 2016 and 2015, respectively. Costs incurred for shipping and handling are included in cost of sales. Freight included in cost of sales was $4.3 million and $4.2 million in 2016 and 2015, respectively. Revenues are recorded net of sales tax.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1 -    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates and Assumptions - continued.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.

Share-Based Compensation

The Company accounts for the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of share based awards is estimated at the grant date using a Black-Scholes valuation model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Employee stock option exercise behavior is based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The Company applies an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates are subject to revision in future periods if actual forfeitures differ from the estimates and changes impact compensation cost in the period in which the change in estimate occurs. Disclosures related to share-based compensation are included in Note 17 to our financial statements. Share-based compensation expense was $988,000 and $1.2 million in 2016 and 2015, respectively. If additional share based awards are granted, financial performance may be negatively affected, and if outstanding share based awards are forfeited or canceled, resulting in non-vesting of such stock awards, financial performance may be positively affected. In either instance, the Company’s financial performance may change depending on share based award activities in future periods.

Allowance for Doubtful Accounts

The Company presents trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts, including credit insurance and other security when applicable, and an estimation of the overall economic conditions affecting our customer base. The Company reviews a customer’s credit history before extending credit. The allowance for doubtful accounts was approximately $366,000 and $545,000 at December 31, 2016 and 2015, respectively. If the financial condition of customers were to deteriorate based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to the Company, then additional allowances may be required in future periods.

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

Advertising and Marketing Expenses

Advertising and marketing costs are generally expensed as they are incurred. Expenditures for certain advertising and marketing activities related to trade shows and trade magazines are deferred within the Company’s fiscal year when the benefits clearly extend beyond the interim period in which the expenditure is made, generally not to exceed 90 days. There were $181,000 and $116,000 costs for advertising deferred on the Company’s balance sheets as of December 31, 2016 and 2015, respectively. Other advertising and marketing expenditures that do not meet the deferred criteria are expensed when the advertising and marketing occurs. Total advertising and marketing costs expensed were approximately $1.1 million in 2016 and 2015, respectively.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are netted against long-term debt in the Company’s balance sheets. These costs are amortized over the term of the financial instrument. Amortization of debt issuance costs is included in “Interest Expense” in the statements of operations.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1 -    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates and Assumptions - continued.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, “Presentation of Financial Statements—Going Concern:  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company adopted the provisions of the guidance in the fourth quarter of 2016. The adoption did not have a material impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company adopted the provisions of the guidance in the fourth quarter of 2015. The adoption did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs." The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted for financial statements that have not been previously issued. The Company adopted the provisions of the guidance in the first quarter of 2016, and retrospectively for 2015. The adoption did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company adopted the provisions of the guidance in the fourth quarter of 2016. The adoption did not have a material impact on the Company’s financial statements. There was not a need to retrospectively adjust prior periods.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. generally accepted accounting principles ("GAAP") and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 1 -    Summary of Organization, Basis of Presentation, and Critical Accounting Policies, Estimates and Assumptions - continued.

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

In December 2016, the FASB issued ASU 2016-19, "Technical Corrections and Improvements." Since the FASB Accounting Standards Codification® ("ASC") was established in September 2009 as the source of authoritative GAAP to be applied by nongovernmental entities, stakeholders have provided suggestions for minor corrections and clarifications. The ASC’s About the Codification describes the FASB’s procedure for responding to submissions, which involves the staff analyzing and processing the submissions and including any resulting changes to the ASC in maintenance updates or in an ASU. The amendments in this ASU cover a wide range of Topics in the ASC, including: (i) amendments related to differences between original guidance and the ASC; (ii) guidance clarification and reference corrections; (iii) simplification; and (iv) minor improvements. The Company is currently evaluating the impact of adopting this guidance.

In December 2016, the FASB Issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." On May 28, 2014, the FASB and the International Accounting Standards Board ("IASB") issued a converged standard on recognition of revenue from contracts with customers. The FASB guidance was issued as ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In addition to the new revenue Topics and Subtopics, the Board made approximately 800 consequential amendments to the FASB ASU. The FASB decided to issue a separate ASU for technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which contains amendments to simplify the subsequent measurement of goodwill. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 2 - Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain of its raw materials and finished goods. For 2016 and 2015, raw materials and finished goods purchased from the Company’s three largest suppliers accounted for approximately 42% and 39% of purchases, respectively.

Note 3 - Trade Receivables

Trade receivables are comprised of the following (in thousands):

	December 31,
	2016	2015
Trade Receivables	$12,874	$10,551
Less: Allowance for Doubtful Accounts	(366)	(545)
Trade Receivables, Net	$12,508	$10,006

Note 4 - Contracts

The following is a summary of contracts in progress (in thousands):

	December 31,
	2016	2015
Costs Incurred on Uncompleted Contracts	$274	$1,089
Estimated Earnings on Uncompleted Contracts	83	306
Earned Revenues	357	1,395
Less: Billings to Date	(378)	(1,404)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(21)	$(9)

Included in the accompanying balance sheets under the following captions as of December 31 (in thousands):

	2016	2015
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$—	$42
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	21	51
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(21)	$(9)

Note 5 - Inventories

The following is a summary of inventories (in thousands):

	December 31,
	2016	2015
Raw Materials	$2,157	$2,599
Finished Goods	4,453	5,575
Inventories, Net	$6,610	$8,174

Note 6 - Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets (in thousands):

	December 31,
	2016	2015
Prepaid Insurances	$735	$637
Prepaid Marketing	181	116
Prepaid Consulting	94	58
Prepaid Other	1,064	363
Total Prepaid Expenses and Other Current Assets	$2,074	$1,174

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7 - Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	December 31,
	2016	2015	Estimated Useful Life
Vehicles	$244	$462	5 Years
Leasehold Improvements	269	289	13 – 15 Years
Office Furniture and Equipment	159	307	3 – 7 Years
Computers and Software	907	946	3 – 5 Years
Machinery and Equipment	2,557	2,517	3 – 20 Years
Total Property, Plant and Equipment	$4,136	$4,521
Less: Accumulated Depreciation	(3,151)	(3,434)
Total Property, Plant and Equipment, Net	$985	$1,087

Depreciation expense was $265,000 and $358,000 for the years ended 2016 and 2015, of which $168,000 and $212,000 were included in cost of sales for 2016 and 2015, respectively.

Note 8 -    Goodwill and Other Intangible Assets

The following is a summary of Goodwill (in thousands):

Goodwill

	December 31,
	2016	2015
Foam	$2,932	$2,932
Coatings	1,303	1,303
	$4,235	$4,235

The following is a summary of Other Intangible Assets (in thousands):

Other Intangible Assets

	December 31,
	2016			2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period
Product Formulations	$138	(104)	$34	138	$(95)	43	15 Years
Trade Names	750	(419)	331	750	(369)	381	15 Years
Approvals and Certifications	3,462	(2,647)	815	3,202	(2,429)	773	5 Years
	$4,350	$(3,170)	$1,180	$4,090	$(2,893)	$1,197

Based on the other intangible assets in service as of December 31, 2016, estimated amortization expense for the years ending December 31, 2017 through December 31, 2021 and thereafter is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Product Formulations	$9	$9	$9	$7	$—	$—
Trade Names	50	50	50	50	50	81
Approvals and Certifications	205	205	205	200	—	—
	$264	$264	$264	$257	$50	$81

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 9 - Deposits and Other Non-Current Assets, Net

The following is a summary of deposits and other non-current assets (in thousands):

	December 31,
	2016	2015
Prepaid Expenses	8	25
Other Receivables	9	5
Deposits	64	64
Total Deposits and Other-Non-Current Assets	$81	$94

Note 10 - Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities as (in thousands):

	December 31,
	2016	2015
Accrued Payroll	$3	$(6)
Accrued Commissions	172	129
Accrued Inventory	249	438
Accrued Taxes and Other	1,990	1,725
Accrued Insurance	490	459
Deferred Finance Charge Income	13	28
Total Accrued Expenses and Other Current Liabilities	$2,917	$2,773

Note 11 - Long-Term Debt

The following is a summary of long-term debt (in thousands):

		December 31,
Debt Facility	Effective Cash Interest Rate	2016	2015
Line of Credit	2.78%	$9,000	$—
Revolver Loan	4.59%	—	6,736
Enhanced Notes	11.66%	—	7,688
Total Long-Term Debt		9,000	14,424
Less Debt Issuance Costs and Unamortized Discount		(55)	(287)
Long-Term Debt, Net		$8,945	$14,137

(a)    Credit Agreement. The Company entered into a loan agreement with Bank of America, N.A. (the "Bank") on September 7, 2016 (the “Credit Agreement”), which amended and restated in its entirety that certain Loan and Security Agreement dated August 31, 2010 with the Bank (as amended, the "Loan Agreement"). The Credit Agreement provides an initial line of credit of $15 million for a 3 years term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Credit Agreement requires the Company to comply with two financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the "Total Margined Value") to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the "Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes (as defined in (c) below), and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Credit Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Loan Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At December 31, 2016, the balance outstanding on the Line of Credit, net of deferred financing costs, was $9.7 million, and the weighted-average interest rate was 2.78%. Cash available under our Line of Credit based on the Asset Coverage Ratio, after giving effect to our outstanding borrowings, at December 31, 2016 was $3.2 million. At December 31, 2016, the Company was in compliance with all of its Credit Agreement debt covenants.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 11 - Long-Term Debt - continued

(b)    Loan Agreement. The Company entered into the Loan Agreement with the Bank on September 1, 2010, which, as amended from time to time, provided for a $12 million Revolver Loan. The Loan Agreement was replaced in its entirety and the Revolver Loan provided in connection therewith, which had an outstanding balance of $2.7 million, was paid in full from a draw against our Line of Credit upon closing of the Credit Agreement with the Bank on September 7, 2016. At December 31, 2015, the balance outstanding on the Revolver Loan, net of deferred financing costs, was $6.7 million, and the weighted-average interest rate was 4.6%. Cash available under the Revolver Loan based on the borrowing base calculation (defined as an amount determined by a detailed calculation that includes an amount equal to 85% of eligible accounts receivable, 65% of eligible finished goods and 30% of eligible raw materials, up to $6 million) at December 31, 2015 was $2.2 million. See also Item (a) above for more information.

(c)    Note Purchase Agreement.

(i)    Enhanced Notes. The Company entered into a Note Purchase Agreement with Enhanced Jobs for Texas Fund, LLC ("Enhanced Jobs") and Enhanced Credit Supported Loan Fund, LP ("Enhanced Credit"), on December 10, 2013, originally issuing an aggregate of $7.2 million in subordinated secured promissory notes maturing December 10, 2017 (the “Enhanced Notes”), of which $5.7 million was to Enhanced Credit and $1.5 million was to Enhanced Jobs. This Note Purchase Agreement was terminated and the Enhanced Notes issued in connection therewith, which had an aggregate outstanding balance, net of repayments plus accrued interest including PIK, of $5.8 million, were paid in full from a draw against our Line of Credit upon closing of the Credit Agreement with the Bank on September 7, 2016. Upon satisfaction and termination of the Note Purchase Agreement by the Company, the chairman of the board's commitment to ensure funding upon maturity of the Enhanced Notes and his personal guaranty on the Note Purchase Agreement were terminated. At December 31, 2015, the balance outstanding on the Enhanced Notes, net of deferred financing costs, was $7.5 million, and the effective interest rate was 25.6%. See also Item (a) above for more information.

(ii)    Guaranty Agreement. In connection with the Enhanced Notes described in (c)(i) above, the chairman of the board and majority stockholder of the Company (the “Guarantor”), entered into a Guaranty Agreement to secure the Company’s performance under the Enhanced Notes. The Company, in exchange for Guarantor’s personal guarantee of the obligations under the Enhanced Notes, granted Guarantor 3.7 million shares of common stock, par value $.01 per share, which shares vest monthly on a pro rata basis over the life of the Enhanced Notes (the “Guaranty Shares”). The Guaranty Shares were valued at $0.60 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2.2 million. The Guaranty Shares were recorded as interest expense – related party, thereby increasing the effective interest rate of the Enhanced Notes. Upon repayment of the Enhanced Notes by the Company, the chairman of the board's personal guaranty on the Note Purchase Agreement terminated and all remaining unvested Guaranty Shares vested on an accelerated basis. At December 31, 2016 and 2015, there were 3,681,000 and 2,523,347 Guaranty Shares vested, valued and recorded at $2.2 million and $1.5 million, respectively. See also Item (a) above for more information.

(iii)    Chairman of the Board Commitment. On November 12, 2015, pursuant to a commitment letter, effective as of October 31, 2015 (the “Commitment”), the Company's chairman of the board and majority stockholder, Richard J. Kurtz, committed to ensure the Company had funding to pay off the aggregate amount of $7.2 million by August 31, 2016, plus any accrued and unpaid interest, outstanding with respect to the Enhanced Notes, of which $2 million is required from him by April 30, 2016 if the Company does not repay that amount ("the Commitment”). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. In connection with the Company's payment of $500,000 in principal to Mr. Kurtz during the fourth quarter of 2015 for the Notes Payable - Related Party, Mr. Kurtz made a principal payment of $150,000 towards paying down the Enhanced Notes. The Company initially offset the $150,000 that Mr. Kurtz paid on its behalf direct to Enhanced against certain arms length sales transactions made to entities controlled by him for the Company's products; subsequently those amounts were paid by those entities and as a result, the Company repaid Mr. Kurtz the $150,000 paid to Enhanced on December 21, 2016. On April 21, 2016, the Company made a payment of $1.9 million on the outstanding principal of the Enhanced Notes. On August 25, 2016, Enhanced agreed to extend the August 31, 2016 pay off date for the Enhanced Notes to on or prior to September 16, 2016. On September 7, 2016, the Company repaid the Enhanced Notes and the chairman of the board's Commitment was terminated. See also Item (a) above for more information.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12 - Related Party Transactions

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

(b)    On January 16, 2015, the Company granted Douglas J. Kramer, CEO and President, the right to acquire 850,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.325 per share, which options were immediately vested and exercisable at the time of grant (“Kramer Option”). The Kramer Option was granted as final replacement for 2,000,000 stock options granted on July 12, 2005 which expired July 12, 2013 (the “Prior Expired Options”). The Prior Expired Options were inadvertently extended to December 31, 2015, however, due to an eight year life limitation under the Company’s Equity Incentive Plan, as amended (the “Equity Plan”), they were deemed canceled at the end of eight years. Moreover, the Equity Plan only permits the grant of a total of 2,000,000 stock options during any calendar year. Mr. Kramer had exceeded this limit during the 2014 year and as a result, the Company was only able to grant Mr. Kramer 1,150,000 stock options during the 2014 year as partial replacement for the 2,000,000 Prior Expired Options. The transaction was valued at $86,000, which was estimated using the Black-Scholes option pricing model and expensed on the date of grant.

(c)    On January 16, 2015, the Company granted an eight-year stock option to Michael T. Adams, CGO, EVP, and Corporate Secretary, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the closing price on such date, or $0.325 per share (“Adams Option”). The Adams Option vests in three equal end of calendar year increments, subject to Mr. Adams meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $94,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

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

(f)    On March 23, 2015, the Company granted an eight-year stock option to Harvey L. Schnitzer, COO, for 300,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the closing price on such date, or $0.41 per share (“Schnitzer Option”). The Schnitzer Option vests in three equal end of calendar year increments, subject to Mr. Schnitzer meeting certain performance criteria, commencing on December 31, 2015 and ending December 31, 2017, or upon consummation of a change in control. Once vested, the stock options are immediately exercisable. The transaction was valued at $118,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12 - Related Party Transactions - continued

(g)    On November 12, 2015, and effective as of October 31, 2015, the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to provide the Company with funding to pay off the Enhanced Notes, of which $2 million is required to be paid on or before April 30, 2016, under the commitment letter (the "Commitment"). As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,000, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. The Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Enhanced obligations are repaid in full in immediately available cash on or prior to August 31, 2016. On August 25, 2016, Enhanced agreed to extend the August 31, 2016 pay off date for the Enhanced Notes to on or prior to September 16, 2016. On September 7, 2016, the Company repaid the Enhanced Notes in full and the chairman of the board's Commitment was terminated. See also (h) below for more information.

(h)    On December 21, 2015, the Company, with the consent of the Bank and Enhanced, repaid an aggregate of $500,000 in principal to the chairman for the Notes Payable - Related Party. Refer to Note 11 - Long-Term Debt, Item (c)(i) and (ii) for more information. As a result of the $500,000 principal payment to the chairman by the Company, the chairman was required by Enhanced to pay down the Enhanced Note by $150,000. The Company initially offset the $150,000 that the chairman paid on its behalf direct to Enhanced against certain arms length sales transactions made to entities controlled by him for the Company's products; subsequently those amounts were paid by those entities and as a result, the Company repaid Mr. Kurtz the $150,000 paid to Enhanced on December 21, 2016.

(i)    On December 31, 2015, the Company vested 25,000 shares of common stock, par value $.01, pursuant to an agreement with the chief operating officer, Harvey L. Schnitzer, for a stock bonus, which transaction was valued and recorded at $16,000. Under the stock bonus agreement, the Company granted Mr. Schnitzer 100,000 shares of the Company’s common stock, par value $.01, which vests in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company.

(j)    During the year ended December 31, 2015, the Company issued an aggregate of 1,035,743 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $418,000.

(k)    During the year ended December 31, 2015, the Company vested an aggregate of 1,224,763 shares of restricted common stock issued as Guaranty Shares, to the chairman of the board and majority stockholder in connection with his personal guaranty required with the Enhanced Note, which transactions were valued and recorded in the aggregate at $735,000, and classified as interest expense – related party.

(l)    On February 7, 2016, the Company vested the last tranche of 25,000 shares of common stock, par value $.01, pursuant to an agreement with the chief operating officer, Harvey L. Schnitzer, for a stock bonus, which transaction was valued and recorded at $16,000. Under the stock bonus agreement, the Company granted Mr. Schnitzer 100,000 shares of the Company’s common stock, par value $.01, which vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company.

(m)    On March 14, 2016, the Company granted an eight-year option to Richard J. Kurtz, chairman of the board and principal stockholder, for the right to acquire 800,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory board services. The transaction was valued at $306,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(n)    On March 14, 2016, the Company granted an eight-year option to Douglas J. Kramer, chief executive officer and president, for the right to acquire 2 million shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.40 per share, which options vest monthly on a pro rata basis over 3 years, subject to continued satisfactory employment. The transaction was valued at $766,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

(o)    On December 31, 2016, the Company granted and vested 100,000 shares of common stock, par value $.01, pursuant to an agreement with Richard J. Kurtz, for a stock bonus, for serving as chairman of the board, which transaction was valued and recorded at $53,000.
The 100,000 shares of common stock were valued at $0.53 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the date of grant.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 12 - Related Party Transactions - continued

(p)    On December 30, 2016, the Company entered into a second amendment to that certain Executive Employment Agreement, effective January 1, 2014, as amended, with Douglas J. Kramer, CEO and President, which extends his Employment Term for an additional one (1) year from December 31, 2016 to December 31, 2017.

(q)    On December 30, 2016, the Company entered into a first amendment to that certain Executive Employment Agreement, effective January 1, 2015, with Jomarc C. Marukot, CFO and Treasurer, which: (a) extends his Employment Term for an additional one (1) year from December 31, 2016 to December 31, 2017; and (b) provides for an annual base salary increase, effective January 1, 2017, from $190,000 to $210,000. See also Item (a) above.

(r)    During the year ended December 31, 2016, the Company issued an aggregate of 1,035,743 shares of restricted common stock pursuant to the anti-dilution provisions in an agreement with the Vice Chairman, Jay C. Nadel, for advisory and consulting services, which transactions were valued and recorded in the aggregate at $418,000.

(s)    During the year ended December 31, 2016, the Company vested the remaining an aggregate of 1,157,653 shares of restricted common stock issued as Guaranty Shares, to the chairman of the board and majority stockholder in connection with his personal guaranty required with the Enhanced Note, which transactions were valued and recorded in the aggregate at $696,000, and classified as interest expense – related party. See also Note 11 (c) below for more information.

See also Note 19 - Subsequent Events for more information.

Note 13 - Income Taxes

The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Current:
Federal	$162	$—
State	100	27
Total Current	262	27
Deferred:
Federal	49	365
State	—	—
Total Deferred	49	365
Total Tax Provision	$311	$392

The following is a reconciliation of expected tax expense to actual expense (in thousands):

	Years Ended December 31,
	2016	2015
Federal Income Tax Expense/(Benefit)	$2,274	$(62)
State Income Tax	198	494
Nondeductible Expenses	168	40
Provision to Return Reconciling Items	3,112	(3,211)
Change in Valuation Allowance	(5,442)	3,229
Other	1	(98)
Total Tax Provision	$311	$392

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and amounts used for Federal income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Federal and State Net Operating Loss Carry-Forward	$20,361	$25,986
Share-Based Compensation	1,084	1,151
Other Temporary Differences	1,167	1,051
Total	$22,612	$28,188

Deferred Tax Liabilities
Tax Goodwill	$(414)	$(365)
Depreciation	(276)	(280)
Other Temporary Differences	—	(130)
Total	$(690)	$(775)

Net Deferred Tax Asset	$21,922	$27,413
Valuation Allowance	(22,336)	(27,778)
Deferred Tax Liability	$(414)	$(365)

At December 31, 2016, the Company had available, net operating loss carry-forwards of approximately $59.5 million for Federal income tax purposes and net operating loss carry-forwards of approximately $2.7 million for State income tax purposes, which will begin to expire in 2019. Utilization by the Company is subject to limitations based on the Company's future income, and pursuant to Section 382 of the Internal Revenue Code. The usage of some of these net operating loss carry-forwards may be limited due to changes in ownership that have occurred or may occur in the future.

Note 14 - Commitments and Contingencies

Leases

The Company conducts operations in leased facilities located in Texas and New Jersey. The Texas lease includes lease concessions which amounts are included as part of the aggregate minimum lease payments and recognized on a straight-line basis over the minimum lease terms.

Future minimum lease payments required under the non-cancelable operating lease as and for the years ending December 31 are as follows (in thousands):

2017	2018	2019
$483	$487	$490

Rent expense for the years ended December 31, 2016 and 2015 was $328,000 and $343,000, respectively.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 14 - Commitments and Contingencies - continued

(b)    Michael Commaroto, Kimberly S. Commaroto, and Gretchen Schlegel, Plaintiffs v. Pasquale Guzzo a/k/a Pasqualino Guzzo PDB Home Improvements, Perfect Wall, LLC, and Jozsef Finta, Defendants.

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

Note 15 - Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents were not considered in calculating diluted net loss per common share for the years ended December 31, 2015 as their effect would be anti-dilutive. The computation of the Company’s basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Net income or (loss) available to common shareholders (A)	$6,378	$(577)
Weighted average common shares outstanding (B)	122,813	121,283
Dilutive effect of employee equity incentive plans	484	—
Weighted average common shares outstanding, assuming dilution (C)	123,297	121,283
Basic earnings per common share (A)/(B)	$0.05	$(0.00)
Diluted earnings per common share (A)/(C)	$0.05	$(0.00)

For 2016, a total of 400,000 shares of common stock were excluded from the calculation of diluted earnings per common share, all of which shares were for outstanding, vested and exercisable stock options that had an exercise price greater than the market value of the common share as of the period then ended (out-of-the-money"). For 2015, a total of 2,667,500 shares of common stock were excluded from the calculation of diluted earnings per common share due to the net loss incurred by the company and all of which shares were for outstanding, vested and exercisable stock options that had an exercise price equal to or lesser than the market value of the common share as of the period then ended (“in-the-money”). Outstanding, vested and exercisable out-of-the money stock options could be included in the calculation in the future if the market value of the Company’s common shares increases and is greater than the exercise price, and outstanding, vested and exercisable in-the-money stock options could be included in the calculation in the future for periods then ended when the Company reports a profit.

Note 16 - Securities Transactions

(a) During 2016, the Company issued an aggregate of 86,404 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $38,000 for advisory and consulting services.

(b) During 2016, the Company issued an aggregate of 1,157,653 shares of restricted common stock, par value $.01, valued and recorded in the aggregate at $696,000 and classified as interest expense – related party pursuant to a guaranty made in connection with a financing. See also Note 11 (c) below for more information.

(c) During 2016, the Company issued 25,000 shares of common stock, par value $.01 per share, for a stock bonus to an executive officer, employee, which transaction was valued and recorded at $16,000.

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 17 -    Share–Based Payment Arrangements

The Company reports share-based compensation arrangements using a straight-line fair valuation model for stock awards and Black-Scholes fair valuation model for option awards to calculate compensation expense over the requisite service period of grants. At December 31, 2016, the Company had three share based compensation plans, including the Equity Incentive Plan (“Equity Plan”), Advisory and Consulting Agreement Plan (“Advisor Plan”), and Guaranty Agreement Plan (“Guaranty Plan”) in effect. Compensation cost charged against income for all compensation and incentive plans for 2016 and 2015 was $1.7 million and $2.0 million, respectively.

Equity Incentive Plan

The Company’s Equity Plan, which is shareholder-approved, permits the grant of stock awards to eligible participants for up to 10,000,000 shares of common stock. The purpose of the Equity Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward employees, directors and consultants performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Equity Plan provides financial performance measures upon which specific performance goals would be based and limits on the numbers of shares or compensation that could be made. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock awards may provide for accelerated vesting if there is a change in control. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model and spread over the requisite service period. For 2016, there was an aggregate of 2,925,000 awards granted and/or vested to directors, officers, and key employees, of which 2,800,000 were for options granted and 125,000 were for stock awards vested. For 2015, there was an aggregate of 5,417,500 awards granted to directors, officers, and key employees, of which 5,317,500 were for options and 100,000 were for stock awards. As of December 31, 2016, total compensation cost related to non-vested stock options was $896,000, which is expected to be recognized over 2.12 years after December 31, 2016 (25.5 months on a weighted-average basis). As of December 31, 2015, total compensation cost related to non-vested stock options was $1.4 million. There were 1,982,500 shares issuable and available for grant at December 31, 2016. Stock option and bonus activity under the Company’s Equity Plan as of the years ended December 31, is summarized below:

Option Awards

	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
Options	of Options	Exercise Price	of Options	Exercise Price
Outstanding-Beginning of Year	5,017,500	$0.48	7,277,500	$0.47
Granted	2,800,000	0.40	2,100,000	0.33
Exercised	—	—	—	—
Canceled, Expired or Forfeited	—	—	(4,360,000)	0.46
Outstanding - End of Year	7,817,500	0.42	5,017,500	0.48
Exercisable - End of Year	5,032,420	$0.41	2,667,500	$0.73

The weighted-average grant-date fair value of option awards granted during 2016 and 2015 was $634,866 and $79,387, respectively.

The following table summarizes options outstanding at:

	Outstanding			Exercisable		Outstanding			Exercisable
		Weighted Average	Weighted		Weighted		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/16	Life (Years)	Price	at 12/31/16	Price	at 12/31/15	Life (Years)	Price	at 12/31/15	Price
$.20 - $.39	2,380,000	5.5	$0.33	2,205,000	$0.33	3,230,000	6.5	$0.29	1,580,000	$0.24
$.40 - $.59	4,837,500	3.9	0.42	2,427,420	0.43	3,587,500	4.2	$0.44	887,500	$0.45
$.60 - $.80	600,000	2.1	$0.71	400,000	0.71	600,000	3.1	$0.71	200,000	$0.71

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 17 -    Share–Based Payment Arrangements, continued

Stock Awards

	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	25,000	$16,250	50,000	$32,500
Granted	100,000	53,000	—	—
Vested	(125,000)	(69,250)	(25,000)	(16,250)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	25,000	$16,250

Advisor Plan

The Company entered into an advisory and consultant agreement on February 22, 2011 with a non-employee director, Jay C. Nadel, wherein the Company granted 5,000,000 shares of restricted common stock, par value $.01, which vested monthly over 3 years, and includes certain anti-dilution provisions (the "Nadel Agreement"). The grant-date fair value for the 5,000,000 shares was calculated by taking the closing price of the Company's common stock of $.57 per share on the date of grant and multiplying it by the number of shares granted, equaling $2,850,000, all of which has been recorded. The anti-dilution aspects continue so long as the Nadel Agreement is in force. For 2016, anti-dilution transactions occurred, which required the Company to grant and vest an additional 86,404 shares of restricted common stock. The grant-date fair value for the anti-dilution shares was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.44 per share and multiplying it by the number of shares granted, equaling $38,000. For 2015, anti-dilution transactions occurred, which required the Company to grant and vest an additional 1,035,743 shares of restricted common stock. The grant-date fair value for the anti-dilution shares was calculated by taking the closing price of the Company’s common stock on the anti-dilution dates for a weighted-average of approximately $0.40 per share and multiplying it by the number of shares granted, equaling $418,000. A summary of awards activity under the Advisor Plan at December 31, 2016 and 2015, and changes during the years then ended, are as follows:

	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	—	$—	—	$—
Granted	86,404	38,063	1,035,743	417,662
Vested	(86,404)	(38,063)	(1,035,743)	(417,662)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	—	$—

Guaranty Plan

The Company made a grant of restricted common stock in connection with a personal guarantee provided by the chairman of the board and majority stockholder to secure working capital on favorable terms and the Company’s performance under a financing instrument. Refer to Note 12 – Financing Instruments, Items (b)(i) – Enhanced Note for more information on the financial instrument.

The Company granted 3,681,000 shares of restricted common stock, par value $0.01, which shares vest monthly on a pro rata basis over the life of the Enhanced Note (“Guaranty Shares”). The Guaranty Shares were valued at $.60 per share, the closing price of the Company’s common stock as quoted on the OTC Markets on the day preceding the closing date of December 10, 2013, for an aggregate amount of $2.2 million. The Guaranty Shares are being recorded as interest expense – related party, thereby increasing the effective interest rate on the Enhanced Note.

The following table summarizes grant activity under the Guaranty Plan at December 31, 2016 and 2015, and changes during the years then ended:

	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
Nonvested Awards	of Shares	Grant-Date Fair Value	of Shares	Grant-Date Fair Value
Nonvested - Beginning of Year	1,157,653	$694,591	2,382,416	$1,429,449
Granted	—	—	—	—
Vested	(1,157,653)	(694,591)	(1,224,763)	(734,858)
Canceled, Expired or Forfeited	—	—	—	—
Nonvested - End of Year	—	$—	1,157,653	$694,591

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18 - Business Segments and Geographic Area Information

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

The following are selected results of reportable segments (in thousands):

Segments
2016	Foam	Coatings	Totals
Sales	$73,919	$12,467	$86,386
Depreciation	75	13	88
Amortization of Other Intangible Assets	213	36	249
Interest Expense	640	108	748
Segment Profit	10,213	1,984	12,197
Segment Assets (1)	22,538	4,566	27,104
Expenditures for Segment Assets	$123	$21	$144

2015	Foam	Coatings	Totals
Sales	$66,030	$12,619	$78,649
Depreciation	110	21	131
Amortization of Other Intangible Assets	215	41	256
Interest Expense	955	183	1,138
Segment Profit	4,514	1,815	6,329
Segment Assets (1)	19,341	4,372	23,713
Expenditures for Segment Assets	$48	$9	$57

LAPOLLA INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 18 - Business Segments and Geographic Area Information - continued

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s totals for the years indicated:

Segments Profit
	2016	2015
Total Profit for Reportable Segments	$12,197	$6,329
Unallocated Amounts:
Corporate Expenses	(5,508)	(6,514)
Income (Loss) Before Income Taxes	$6,689	$(185)

Assets	2016	2015
Total Assets for Reportable Segments (1)	$27,104	$23,713
Other Unallocated Amounts (2)	2,291	2,296
Total	$29,395	$26,009
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

Geographic Area (in thousands):
	United			Rest of
2016	States	Europe	Middle East	World	Total
Sales	$81,393	$2,567	$3	$2,423	$86,386
Long-Lived Assets	$6,431	$—	$—	$—	$6,431

	United			Rest of
2015	States	Europe	Middle East	World	Total
Sales	$76,589	$687	$—	$1,373	$78,649
Long-Lived Assets	$6,838	$—	$—	$—	$6,838

Note 19 -   Subsequent Events

(a)    On January 1, 2017, the Company granted 100,000 shares of common stock, par value $.01, pursuant to an agreement with Richard J. Kurtz, for a stock bonus. Under the stock bonus agreement, the Company granted Mr. Kurtz 100,000 shares of the Company’s common stock, par value $.01, which vests in four equal 25,000 share increments, on March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, subject to continued service as chairman of the board of the Company. The 100,000 shares of common stock were valued in the aggregate at $0.53 per share, the closing price of the Company’s common stock as quoted on OTC Markets on the date of grant.

(b)    On January 5, 2017, the Company granted an aggregate of 400,000 eight-year options to non-employee directors, including Messrs Kurtz, Nadel, Gregg, and Larson, for the right to each acquire 100,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price of the Company's common stock as quoted on the OTC Markets on such date, or $0.50 per share, which options vest over a 3 year period in the amount of 33,333; 33,333; and 33,334 on December 31, 2017, December 31, 2018, and December 31, 2019, subject to continued satisfactory board of director services. The transactions were valued in the aggregate at $191,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting periods.

(c)    On February 15, 2017, the Company announced a cash dividend of one cent per share, payable to shareholders of record as of March 30, 2017.

(d)    The Company has evaluated subsequent events through the date of this report.