Form 10-Q
period 2017-03-31
LAPOLLA INDUSTRIES INC
filed 2017-04-27
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑  NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of April 27, 2017, was 123,519,129.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

March 31, 2017 and December 31, 2016	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016	3

UNADUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$1,060	$1,722
Trade Receivables, Net	13,006	12,508
Inventories	5,035	6,610
Prepaid Expenses and Other Current Assets	1,721	2,074
Total Current Assets	20,822	22,914

Property, Plant and Equipment	1,121	985
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,323	1,180
Deposits and Other Non-Current Assets, Net	66	81
Total Assets	$27,567	$29,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,590	$6,741
Accrued Expenses and Other Current Liabilities	3,495	2,938
Total Current Liabilities	10,085	9,679

Long-Term Debt, Net	6,200	8,945
Deferred Tax Liability	427	414
Total Liabilities	16,712	19,038
Commitments and Contingencies
Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 123,519,129 and 123,494,129 Issued and Outstanding for March 31, 2017 and December 31, 2016, respectively.	1,235	1,235
Additional Paid-In Capital	92,689	93,600
Accumulated Deficit	(83,069)	(84,478)
Total Stockholders' Equity	10,855	10,357
Total Liabilities and Stockholders' Equity	$27,567	$29,395

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Sales	$22,544	$20,639

Cost of Sales	16,241	14,965

Gross Profit	6,303	5,674

Operating Expenses:
Selling, General and Administrative	4,036	3,712
Professional Fees	481	310
Depreciation	21	30
Amortization of Other Intangible Assets	64	73
Consulting Fees	138	152
Total Operating Expenses	4,740	4,277

Operating Income	1,563	1,397

Other (Income) Expense:
Interest Expense	61	322
Interest Expense – Related Party	—	183
Interest Expense – Amortization of Discount	—	45
Other, Net	11	(50)
Total Other Expense	72	500

Income Before Income Taxes	1,491	897
Income Tax Expense	82	66

Net Income	$1,409	$831

Earnings Per Share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted Average Shares Outstanding:
Basic	123,494	122,256
Diluted	124,900	122,286

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$1,409	$831
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	71	72
Amortization of Other Intangible Assets	64	73
Provision for Losses on Accounts Receivable	110	88
Share Based Compensation Expense	340	217
Interest Expense – Related Party	—	183
Interest Expense – Amortization of Discount	—	45
Loss on Foreign Currency Exchange	5	(3)
Deferred Income Tax Provision	13	13
Changes in Assets and Liabilities:
Trade Receivables	(611)	(630)
Inventories	1,575	2,073
Prepaid Expenses and Other Current Assets	353	185
Other Intangible Assets	(206)	(13)
Deposits and Other Non-Current Assets	19	(7)
Accounts Payable	(154)	244
Accrued Expenses and Other Current Liabilities	(782)	(94)
Net Cash Provided by Operating Activities	2,206	3,277

Cash Flows From Investing Activities:
Additions to Property, Plant and Equipment	(118)	(1)
Net Cash Used in Investing Activities	(118)	(1)

Cash Flows From Financing Activities:
Proceeds from Line of Credit	500	—
Principal Repayments to Line of Credit	(3,250)	—
Proceeds from Revolver Loan	—	21,707
Principal Repayments to Revolver Loan	—	(24,983)
Net Cash Used in Financing Activities	(2,750)	(3,276)

Net Decrease in Cash	(662)	—
Cash at Beginning of Period	1,722	—
Cash at End of Period	$1,060	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$—	$—
Cash Payments for Interest	118	203

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$—	$183

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 15, 2017, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to confirm to the current year presentation. The reclassifications had no impact on net income.

Income Taxes

The Company is a corporation subject to federal income tax at a statutory rate of 34% of pretax earnings. The Company estimated an annual effective income tax rate of 5.5% based on projected results for the year and applied this rate to income before taxes to calculate income tax expense. The tax expense was approximately $82,000 and $66,000, resulting in an effective tax rate of approximately 5.5% and 7.4%, for the thee months ended March 31, 2017 and 2016, respectively.

Based on management's analysis, the Company did not have any uncertain tax positions as of March 31, 2017.

Note 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standards

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

Note 3 - Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three month period ended March 31, 2017 and 2016, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 44% and 42%, of purchases, respectively.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 4 - Trade Receivables

Trade receivables are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade Receivables	$13,479	$12,874
Less: Allowance for Doubtful Accounts	(473)	(366)
Trade Receivables, Net	$13,006	$12,508

Note 5 - Inventories

The following is a summary of inventories (in thousands):

	March 31, 2017	December 31, 2016
Raw Materials	$1,696	$2,157
Finished Goods	3,339	4,453
Total Inventories	$5,035	$6,610

Note 6 - Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets (in thousands):

	March 31, 2017	December 31, 2016
Prepaid Insurances	$699	$735
Prepaid Marketing	128	181
Prepaid Consulting	40	94
Prepaid Other	854	1,064
Total Prepaid Expenses and Other Current Assets	$1,721	$2,074

Note 7 - Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	March 31, 2017	December 31, 2016
Vehicles	$194	$244
Leasehold Improvements	278	269
Office Furniture and Equipment	190	159
Computers and Software	1,073	907
Machinery and Equipment	2,558	2,557
Total Property, Plant and Equipment	$4,293	$4,136
Less: Accumulated Depreciation	(3,172)	(3,151)
Total Property, Plant and Equipment, Net	$1,121	$985

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8 - Goodwill and Other Intangible Assets

Goodwill

The following is a summary of Goodwill (in thousands):

	March 31, 2017	December 31, 2016
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(106)	$32	$138	$(104)	$34
Trade Names	750	(432)	318	750	(419)	331
Approvals and Certifications	3,669	(2,696)	973	3,462	(2,647)	815
	$4,557	$(3,234)	$1,323	$4,350	$(3,170)	$1,180

Note 9 - Deposits and Other Non-Current Assets

The following is a summary of deposits and other non-current assets (in thousands):

	March 31, 2017	December 31, 2016
Prepaid Expenses	$7	$8
Other Receivables	2	9
Deposits	57	64
Total Deposits and Other Non-Current Assets	$66	$81

Note 10 - Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities (in thousands):

	March 31, 2017	December 31, 2016
Accrued Payroll	$138	$3
Accrued Commissions	157	172
Accrued Dividends Payable	1,250	—
Accrued Inventory Purchases	222	249
Accrued Taxes and Other	1,246	2,011
Accrued Insurance	466	490
Deferred Finance Charge Income	16	13
Total Accrued Expenses and Other Current Liabilities	$3,495	$2,938

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11 - Long-Term Debt

The following is a summary of long-term debt (in thousands):

Debt Facility	Effective Cash Interest Rate	March 31, 2017	December 31, 2016
Line of Credit	2.94%	$6,250	$9,000
Less Debt Issuance Costs		(50)	(55)
Long-Term Debt, Net		$6,200	$8,945

The Company entered into a loan agreement with Bank of America, N.A. (the “Bank”) on September 7, 2016 (the “Loan Agreement”), which amended and restated in its entirety that certain prior Loan and Security Agreement dated August 31, 2010 with the Bank. The Loan Agreement provides an initial line of credit of $15 million for a 3 years term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Loan Agreement requires the Company to comply with two financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% of net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Loan Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and certain prior refinanced debt agreements, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Loan Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off certain prior refinanced debt agreements. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At March 31, 2017, the balance outstanding on the Line of Credit, net of deferred financing costs, was $6.3 million, and the weighted-average interest rate was 2.94%. Cash available under our Line of Credit based on the Asset Coverage Ratio, and after giving effect to outstanding borrowings, at March 31, 2017 was $7.2 million. At March 31, 2017, the Company was in compliance with all of its Loan Agreement debt covenants.

Note 12 - Related Party Transactions

(a)    On January 1, 2017, the Company granted a stock bonus to the chairman of the board, Richard J. Kurtz, for the right to acquire 100,000 shares of the Company's common stock, par value $.01. No monetary payment is required as a condition of receiving the shares of common stock, as the consideration is continued satisfactory chairman of the board services with the Company during the vesting period. The shares of common stock vest in four equal 25,000 share increments on March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively, subject to continued chairman of the board services to the Company. Once vested, the shares of common stock are freely transferable. The transaction was valued at $53,000 (calculated by multiplying the 100,000 shares by the $.53 closing price of the Company's common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates. On March 31, 2017, the first tranche of 25,000 shares of common stock vested, which transaction was valued and recorded at $13,000.

(b)    On January 5, 2017, the Company granted eight-year stock options to non-employee directors, Richard J. Kurtz, Jay C. Nadel, Arthur J. Gregg, and Augustus J. Larson, each for the right to acquire 100,000 shares of the Company's common stock, par value $.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.50 per share, which options vest 33,333, 33,333, and 33,334 on December 31, 2017, December 31, 2018, and December 31, 2019, respectively, subject to continued satisfactory board services. The transactions were valued in the aggregate at $191,000 which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 13 - Net Income (Loss) Per Common Share – Basic and Diluted

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

	For The Three Months Ended March 31,
	2017	2016
Income available to common shareholders (A)	$1,409	$831

Weighted average common shares outstanding (B)	123,494	122,256
Dilutive effect of equity incentive plans	1,406	30
Weighted average common shares outstanding, assuming dilution (C)	124,900	122,286

Basic earnings per common share (A)/(B)	$0.01	$0.01
Diluted earnings per common share (A)/(C)	$0.01	$0.01

For the three months ended March 31, 2017, a total of 600,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

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

Note 14 - Securities Transactions

On March 31, 2017, the Company vested 25,000 shares of common stock, par value $.01, valued and recorded at $13,250 for a stock bonus.

Note 15 - Business Segment and Geographic Area Information

Business Segments

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2017			2016
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$19,593	$2,951	$22,544	$17,745	$2,894	$20,639
Depreciation	16	2	18	23	4	27
Amortization of Other Intangible Assets	60	8	68	57	9	66
Interest Expense	27	4	31	236	39	275
Segment Profit	2,646	512	3,158	2,022	434	2,456
Segment Assets (1)	21,720	4,114	25,834	19,939	4,045	23,984
Expenditures for Segment Assets	$1	$—	$1	$1	$—	$1

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 15. Business Segment and Geographic Area Information - continued.

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended March 31,
Profit or Loss	2017	2016
Total Profit or Loss for Reportable Segments	$3,158	$2,456
Unallocated Amounts:
Corporate Expenses	(1,667)	(1,559)
Income (Loss) Before Income Taxes	$1,491	$897

Assets	At March 31, 2017	At December 31, 2016
Total Assets for Reportable Segments (1)	$25,834	$27,104
Other Unallocated Amounts (2)	1,733	2,291
Consolidated Total	$27,567	$29,395

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2017					2016
	United States	Europe	Canada	Rest of World	Total	United States	Europe	Canada	Rest of World	Total
Sales	$21,899	$328	$86	$231	$22,544	$19,287	$629	$304	$419	$20,639
Long-Lived Assets	6,502	—	—	—	6,502	6,838	—	—	—	6,838

Note 16 - Subsequent Events

(a)    On April 6, 2017, and effective January 1, 2017, the Company entered into an Executive Employment Agreement with Jomarc C. Marukot, chief financial officer and treasurer (the “Marukot Employment Agreement”), which superseded and replaced all prior employment agreements between the Company and Mr. Marukot. The Marukot Employment Agreement provides, among other things, that Mr. Marukot will receive base compensation of $210,000 per annum and shall be entitled to a bonus equal to 25% of his base salary for each fiscal year if the Company's earnings before interest, taxes, depreciation, amortization, and share based compensation (“Adjusted EBITDA”) for such fiscal year exceeds a target established by the Company's Board of Directors (which bonus shall be increased to: (a) 30% of Mr. Marukot’s annual base compensation if the Company achieves 110% of the Adjusted EBITDA target for such fiscal year and (b) 35% of Mr. Marukot’s annual base compensation if the Company achieves 120% of the Adjusted EBITDA target for such fiscal year). In addition, if the Company achieves Adjusted EBITDA greater than 120% of the target in any fiscal year, the Company's CEO, in his discretion, may pay Mr. Marukot a bonus greater than 35% of his annual base compensation, subject to review and approval by the Compensation Committee and Board of Directors. The Marukot Employment Agreement also provides for a transaction bonus equal to 0.25% of the consideration received by the Company's shareholders (the amount of such bonus being subject to the restrictions and further calculations set forth in the Marukot Employment Agreement) upon consummation of a change in control if Mr. Marukot is still employed at such time or in the event Mr. Marukot’s employment is terminated within one year immediately preceding the consummation of a change in control.

Note 16 - Subsequent Events - continued

(b)    On April 6, 2017, the Company entered into an Executive Employment Agreement with Michael T. Adams, chief governance officer, vice president and corporate secretary (the “Adams Employment Agreement”), which superseded and replaced all prior employment agreements between the Company and Mr. Adams. The Adams Employment Agreement provides, among other things, that Mr. Adams will receive base compensation of $200,000 per annum and shall be entitled to a bonus equal to 25% of his base salary for each fiscal year if the Company's Adjusted EBITDA for such fiscal year exceeds a target established by the Company's Board of Directors (which bonus shall be increased to: (a) 30% of Mr. Adam’s annual base compensation if the Company achieves 110% of the Adjusted EBITDA target for such fiscal year and (b) 35% of Mr. Adam’s annual base compensation if the Company achieves 120% of the Adjusted EBITDA target for such fiscal year). In addition, if the Company achieves Adjusted EBITDA greater than 120% of the target in any fiscal year, the Company's CEO, in his discretion, may pay Mr. Adams a bonus greater than 35% of his annual base compensation, subject to review and approval by the Compensation Committee and Board of Directors. Also, the Adams Employment Agreement provides for a transaction bonus equal to 0.50% of the consideration received by the Company's shareholders (the amount of such bonus being subject to the restrictions and further calculations set forth in the Adams Employment Agreement) upon consummation of a change in control if Mr. Adams is still employed at such time or in the event Mr. Adams’ employment is terminated within one year immediately preceding the consummation of a change in control.

(c)    The Company has evaluated subsequent events through the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 15, 2017.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

Overview

Lapolla is a leading United States based manufacturer and global distributor of foam, coatings, and equipment, focused on developing and commercializing foams and coatings targeted at commercial and industrial and residential applications in the insulation and construction industries. We operate out of our corporate headquarters located in Houston, Texas.

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

This financial review presents our operating results for the three months ended March 31, 2017 and 2016, and our financial condition at March 31, 2017.

Non-GAAP Financial Measures

To supplement our financial statements presented on a generally accepted accounting principles ("GAAP") basis, we disclose non-GAAP measures as EBITDA and Adjusted EBITDA because management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in its business, and to establish operational goals and forecasts that are used in allocating resources. In addition, we believe many investors use these non-GAAP measures to monitor the Company’s performance. Our presentation includes these non-GAAP financial measures, and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP measures most directly comparable thereto. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. The non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and is defined differently by other companies, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

EBITDA

EBITDA is defined as earnings or loss before interest, income taxes, depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA is defined as EBITDA increased by total share based compensation and property taxes.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Performance for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

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

	Three Months Ended March 31,
	2017	2016
Summary of Overall Results of Operations:
Sales	$22,544	$20,639
Operating Income	1,563	1,397
Other Expense	72	500
Net Income	1,409	831
EBITDA	$1,687	$1,592
Adjusted EBITDA	$2,078	$1,855

Reconciliation of EBITDA and Adjusted EBITDA to Net Income:
Net Income	$1,409	$831
Additions:
Interest Expense	61	322
Interest Expense – Related Party	—	183
Interest Expense – Amortization of Discount	—	45
Income Tax Expense	82	66
Depreciation	71	72
Amortization of Other Intangible Assets	64	73
EBITDA	$1,687	$1,592
Additions:
Share Based Compensation (1)	340	217
Property Tax Expense	51	46
Adjusted EBITDA	$2,078	$1,855
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016	% Change
Foam	$19,593	$17,745	10.4%
Coatings	2,951	2,894	2.0%
Total Sales	$22,544	$20,639	9.2%

For the three months ended March 31, 2017, our total sales increased by $1.9 million, or an increase of 9.2% from the same period in 2016. Foam sales increased $1.8 million while coatings sales increased $57,000. Both segment increases are primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort.

Gross Profit

The following is a summary of gross profit for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016	% Change
Cost of Sales	$16,241	$14,965	8.5%
Gross Profit	$6,303	$5,674	11.1%
Gross Margin Percentage:
Foam	27.5%	27.0%	1.9%
Coatings	31.3%	30.6%	2.3%
Total	28.0%	27.5%	1.8%

For the three months ended March 31, 2017, our gross profit increased by $629,000, or an increase of 11.1% from the same period in 2016. The increase in sales accounted for approximately $524,000 of the gross profit increase, while operational and manufacturing efficiencies accounted for approximately $105,000.

Operating Expenses

Selling, general, and administrative expenses increased $324,000 or 8.7%, to $4.0 million for the three months ended March 31, 2017, compared to $3.7 million for the same period in 2016. The increase was primarily due to increases of $137,000 in payroll and related employee benefit expenses and $123,000 in share based compensation expenses. The remainder of the increase was a combination of minimal fluctuations.

Professional fees increased $171,000 or 55.1%, to $481,000 for the three months ended March 31, 2017, compared to $310,000 for the same period in 2016. The increase in professional fees was primarily due to higher legal fees.

Depreciation expense decreased $9,000 or 30.0%, to $21,000 for the three months ended March 31, 2017, compared to $30,000 for the same period in 2016, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $9,000 or 12.3%, to $64,000 for the three months ended March 31, 2017, compared to $73,000 for the same period in 2016, due to certain approvals and certifications becoming fully amortized during 2016.

Consulting decreased $14,000 or 9.2%, to $138,000 for the three months ended March 31, 2017, compared to $152,000 for the same period in 2016, primarily due to a decrease in the need for consulting services related to state income and sales taxes.

Other (Income) Expense

Interest expense decreased $261,000 or 81.1%, to $61,000 for the three months ended March 31, 2017, compared to $322,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016.

Interest expense – related party decreased $183,000 or 100.0%, to $0 for the three months ended March 31, 2017, compared to $183,000 for the same period in 2016, primarily due to the refinancing of the Enhanced Notes which eliminated the personal guaranty from the chairman.

Interest expense – amortization of discount decreased $45,000 or 100.0%, to $0 for the three months ended March 31, 2017, compared to $45,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016 which eliminated

Other expense, net increased $61,000 or 122.0%, to $11,000 for the three months ended March 31, 2017, compared to net income of $50,000 for the same period in 2016. The income in 2016 was due to a recovery of payments related to accounts receivable balances that had been written off in 2015.

Liquidity and Capital Resources
We entered into a loan agreement with Bank of America, N.A. (the “Bank”) on September 7, 2016 (the “Credit Agreement”), under which we maintain a line of credit up to $15 million (the “Line of Credit”). The Company, in connection with the closing of the Credit Agreement, used the Line of Credit to pay off the outstanding balances under: (i) a note purchase agreement with Enhanced Jobs for Texas Fund, LLC and Enhanced Credit Supported Loan Fund, LP (collectively “Enhanced”) on December 10, 2013 (the “Note Purchase Agreement”) for promissory notes aggregating $5.8 million (collectively referred to as the “Enhanced Notes”); and (ii) the Loan and Security Agreement with the Bank dated August 31, 2010 (the “Loan Agreement”) aggregating $2.7 million (the “Revolver Loan”). Refer to Credit Agreement below for more information.

The following is a summary of operating, investing, and financing activities as reflected in the statement of cash flows for the three months ending March 31, 2017 and 2016 (in thousands):

Cash Flow Activity	2017	2016	% Change
Cash Provided by (Used in):
Operating Activities	$2,206	$3,277	(32.7)%
Investing Activities	(118)	(1)	11,700.0%
Financing Activities	(2,750)	(3,276)	(16.1)%
Net Decrease in Cash	$(662)	$—

Net cash provided by operating activities decreased by $1.1 million, to $2.2 million for the three months ended March 31, 2017, compared to $3.3 million for the same period in 2016. The decrease was primarily due to the reduction in net working capital offset by an increase in net income.

The following is a summary of Net Working Capital at March 31, 2017 and December 31, 2016 (in thousands):

Net Working Capital	2017	2016	% Change
Current Assets	$20,822	$22,914	(9.1)%
Current Liabilities	10,085	9,679	4.2%
Net Working Capital	10,737	13,235	(18.9)%
Current Ratio	2.06:1	2.37:1

Net working capital decreased by $2.5 million during the three months ended March 31, 2017, from December 31, 2016. The decrease in net working capital was primarily driven by a decrease in inventory of $1.6 million and an increase in accrued expenses related to declared dividends of $1.3 million, both of which were offset by a combination of other minimal fluctuations.

Net cash used in investing activities for the three months ended March 31, 2017 was $118,000, compared to $1,000 during the same period in 2016. All investments were fully related to capital expenditures.

Net cash used in financing activities was $2.8 million for the three months ended March 31, 2017, and related to repayments to our Line of Credit of $3.3 million, net of borrowings of $500,000. Net cash used in financing activities was $3.3 million for the three months ended March 31, 2016, and consisted of payments to our former Revolver Loan, net of repayments.

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

Credit Agreement

On September 7, 2016, we entered into the Credit Agreement with the Bank, which amended and restated the Loan Agreement in its entirety. The Credit Agreement provides an initial line of credit of $15 million for a 3 year term maturing on September 7, 2019. The amount available under the Line of Credit will be reduced by $250,000 at the beginning of each fiscal quarter starting on January 1, 2017 and ending on July 1, 2019, thereby reducing the Company’s unused line fee. The Company's interest rate is the daily floating LIBOR rate plus 2.25%. The Credit Agreement requires the Company to comply with two material financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016 through September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017 through March 31, 2018, and (c) 1.20 to 1.00 after April 1, 2018, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit”); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Credit Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Loan Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At March 31, 2017, the cash available under our Line of Credit was $7.2 million based on the Asset Coverage Ratio and after giving effect to outstanding borrowings. At March 31, 2017, we were in compliance with all debt covenants under our Credit Agreement.

Off Balance Sheet Arrangements

 As of March 31, 2017, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended March 31, 2017, there were no material changes or developments in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

During the fiscal quarter ended March 31, 2017, there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

LAPOLLA INDUSTRIES, INC.

Date:	April 27, 2017	By:	/s/ Douglas J. Kramer
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	April 27, 2017	By:	/s/ Jomarc C. Marukot
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2011, filed August 19, 2011).

3.2	Bylaws, as amended, and currently in effect (incorporated by reference to Exhibit 3.11 to Form 10-K for the year ended December 31, 2005, filed March 31, 2006).
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

10.1
Stock Bonus Agreement dated January 1, 2017, between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.91 to Form 10-K for the year ended December 31, 2016, filed February 15, 2017).

10.2
Option Agreement dated January 5, 2017, between Richard J. Kurtz and the Company (incorporated by reference to Exhibit 10.92 to Form 10-K for the year ended December 31, 2016, filed February 15, 2017).

10.3	Option Agreement dated January 5, 2017, between Jay C. Nadel and the Company (incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2016, filed February 15, 2017).
10.4	Option Agreement dated January 5, 2017, between Arthur J. Gregg and the Company (incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2016, filed February 15, 2017).
10.5
Option Agreement dated January 5, 2017, between Augustus J. Larson and the Company (incorporated by reference to Exhibit 10.95 to Form 10-K for the year ended December 31, 2016, filed February 15, 2017).

10.6
Executive Employment Agreement made April 6, 2017 and effective January 1, 2017, between Jomarc C. Marukot and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 6, 2017, filed April 11, 2017).

10.7	Executive Employment Agreement dated April 6, 2017 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 6, 2017, filed April 11, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.

* Filed herewith