Form 10-K/A
period 2013-12-31
LAPOLLA INDUSTRIES INC
filed 2017-06-01
CIK 875296

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

Common Stock outstanding as of March 20, 2014 — 114,620,620 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (“Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014 (the “Original 10-K Filing Date”). We are filing this Amendment solely for the purpose of amending and restating Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence, Certain Relationships and Related Transactions, to add a series of indirect arm’s length transactions for purchases of our products aggregating more than $120,000 between the Company and entities in which our chairman of the board and principal stockholder holds at least a 10% interest in during 2013.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as specifically described above, this Amendment does not amend any other information set forth in the Original Form 10-K. This Amendment speaks only as of the Original 10-K Filing Date, does not modify or update in any way disclosures made in the Original Form 10-K (including, without limitation, the financial statements and accompanying notes), and does not reflect events that may have occurred subsequent to the Original 10-K Filing Date.  This Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the Original 10-K Filing Date.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)    During 2013, the Company vested an aggregate of 2,423,137 shares of restricted common stock, par value $.01 per share, to the Chairman of the Board and majority stockholder in connection with his personal guarantees related to financings with Enhanced Capital for the benefit of the Company, which transactions were valued and recorded in the aggregate at $678,697, and classified as interest expense - related party. See also Item 11, Director Compensation Table, Footnote 6, for more information.

(b)    During 2013, the Company vested an aggregate of 1,938,111 shares, including anti-dilution issuances, of restricted common stock, par value $.01 per share, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $1,045,693. See also Item 11, Director Compensation Table, Footnote 3, for more information.

(c)    During 2013, the Company accrued an aggregate of $70,595 for interest relating to the $1,300,000 Note Payable - Related Party with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum. The Note Payable - Related Party’s maturity date was extended to June 10, 2017 in connection with the New Enhanced Note financing.

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

(h)    During 2013, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $395,900, through entities in which he holds at least a 10% interest.

(i)    On January 7, 2014 and effective December 31, 2013, the Company entered into a Fourth Amendment to that certain Executive Employment Agreement dated May 10, 2010, as amended, with its CFO and Treasurer, Mr. Zajaczkowski, extending his agreement to December 31, 2015 and increasing his auto allowance to $700 per month.

(j)    On January 22, 2014, the Company entered into a new three year Executive Employment Agreement with its CEO and President, Mr. Kramer, effective as of January 1, 2014 (“Kramer Agreement”), pursuant to which he is entitled to: (a) annual base salary for 2014 calendar year of $350,000, and provided the Company meets the positive earnings and cash flow budgets for 2014 established by the Board of Directors for calendar years 2015 and 2016, $400,000; (b) annual performance bonus of $120,000, $160,000, or $200,000 if Company achieves 100%, 120%, or 140%, respectively, of its budgeted earnings before interest, taxes, depreciation, amortization, and share based compensation (Adjusted EBITDA) for a particular fiscal year; (c) sales bonus of 1% for all new and ½% for certain existing international accounts, subject to such sales meeting certain gross profit margin criteria and credit and payment terms; (d) a transaction bonus subject to certain minimum and maximum transaction value limitations and offsets for a Change in Control up to 8.5% of the transaction, and including upon consummation of the Change in Control, the transfer to Mr. Kramer ownership of company provided automobile then being used by him; (e) upon termination by the Company without cause or by Mr. Kramer for good reason: (i) severance for lesser of 24 months base salary, or base salary for the remainder of the term, reduced by any earned income during severance period; (ii) the product of the value, as of the last day of calendar year of termination, of any Company equity or equity based awards granted, which he can show that he reasonably would have received had he remained employed through the end of the calendar year, or 4 months after the termination date, whichever is greater, multiplied by a fraction, the numerator is the number of days in the calendar year of termination through termination date and the denominator is 365, but only to extent not previously vested, exercised and/or paid; (iii) for 12 months from termination, continued participation in any plans providing medical, hospitalization and dental coverage; and (iv) all bonuses and stock options previously earned, or which may be earned in the event of a consummation of a Change in Control within one year immediately following termination; (f) upon termination by the Company for cause or by Mr. Kramer without good reason”, any bonuses, salaries, benefits or other compensation accrued through the date of employment termination or required by law to be provided; (g) upon termination on account of Mr. Kramer’s death or disability, the Company shall treat his termination as a termination without cause; and (h) upon termination following a Change in Control, if the Company or any successor or assignee terminates his employment following a “Change in Control” (as defined below) of the Company: (i) an amount equal to the base salary which would otherwise be payable over the remaining term of this Agreement, payable in a lump sum within thirty (30) days after the date of such termination of employment;  (ii) any outstanding Awards held by him or other benefits under any Company plan or program, which have not vested in accordance with their terms will become fully vested and exercisable at the time of such termination; and (iii) all bonuses and stock options previously earned, or which may be earned in the event of the consummation of a Change in Control within one year immediately following the termination of his employment. The foregoing disclosure is qualified in its entirety by the full text of the Kramer Agreement. See Index of Exhibits.

(k)    On January 22, 2014, and in connection with the Kramer Agreement described in Item (i) above, the Company entered into a new Option Agreement dated January 22, 2014 (“New Kramer Option”). Pursuant to the New Kramer Option, Mr. Kramer was granted the right to acquire 500,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.72 per share, for a term of five (5) years. The New Kramer Option vests over a three-year period running from the date of grant, with one-third of the New Kramer Option vesting on each of the first (1st), second (2nd) and third (3rd) anniversaries of the date of grant, subject in each case to his continued satisfactory employment through the vesting date. The transaction was valued at approximately $340,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(l)    On February 7, 2014, the Company entered into an Option Agreement with its COO, Mr. Schnitzer (“Schnitzer Option”). Pursuant to the Schnitzer Option, Mr. Schnitzer was granted the right to acquire 100,000 shares of the Company’s common stock, $0.01 par value per share, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $.65 per share, for a term of five (5) years. The Schnitzer Option vests annually over a consecutive three year period in the following respective increments: 33,334 Options on February 6, 2015 and 33,333 Options on each of the next two successive anniversaries thereof, subject to continued satisfactory employment with the Company prior to and upon exercise. Once vested, the Options are immediately exercisable.  The transaction was valued at approximately $61,000, which was estimated using the Black-Scholes option pricing model and will be expensed over the 3 year vesting period.

(m)    On February 7, 2014, the Company entered into a Stock Bonus Agreement with Mr. Schnitzer (“Schnitzer Stock Bonus”). Pursuant to the Schnitzer Stock Bonus, Mr. Schnitzer was granted 100,000 shares of the Company’s common stock, $0.01 par value per share (“Bonus Shares”). No monetary payment (other than applicable tax withholding) is required as a condition of receiving the Bonus Shares, as the consideration is continued satisfactory employment with the Company during the vesting period. The Bonus Shares vest in four equal 25,000 share increments, on February 7, 2014, December 31, 2014, December 31, 2015, and February 6, 2016, respectively, subject to continued employment with the Company. Once vested, such Bonus Shares are freely transferable. The transaction was valued at $65,000 (calculated by multiplying the 100,000 shares by the $.65 closing price of the common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits:

INDEX OF EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 1, 2017	LAPOLLA INDUSTRIES, INC.

By: /s/ Harvey L. Schnitzer
Harvey L. Schnitzer
Director and Chief Operating Officer