Form 10-K/A
period 2014-12-31
LAPOLLA INDUSTRIES INC
filed 2017-06-01
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Common Stock outstanding as of March 16, 2015 — 120,999,016 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (“Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original 10-K Filing Date”). On September 18, 2015, we filed Amendment No. 1 to the Original Form 10-K and November 12, 2015, we filed Amendment No. 2 to the Original Form 10-K (the “Prior Amendments”). We are filing this Amendment solely for the purpose of amending and restating Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence, Certain Relationships and Related Transactions, to add a series of indirect arm’s length transactions for purchases of our products aggregating more than $120,000 between the Company and entities in which our chairman of the board and principal stockholder holds at least a 10% interest in during 2013 and 2014.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as specifically described above, this Amendment does not amend any other information set forth in the Original Form 10-K or the Prior Amendments. This Amendment speaks only as of the Original 10-K Filing Date, does not modify or update in any way disclosures made in the Original Form 10-K (including, without limitation, the financial statements and accompanying notes), and does not reflect events that may have occurred subsequent to the Original 10-K Filing Date.  This Amendment should be read in conjunction with the Original Form 10-K, the Prior Amendments and our other filings made with the SEC subsequent to the Original 10-K Filing Date.

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

(b)    During 2013, the Company accrued an aggregate of $70,595 for interest relating to the April 16, 2012 promissory note for $1,300,000 with the Chairman of the Board and majority stockholder, bearing interest at 5% per annum (“4/16/12 Kurtz Note”). The 4/16/12 Kurtz Note’s maturity date was extended to June 10, 2017 in connection with the New Enhanced Note financing. See also (j) below.

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

(f)    During 2013, the Company vested an aggregate of 2,423,137 shares of restricted common stock, of which 2,349,315 shares were Prior Guaranty Shares and 73,822 shares were New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the Prior Enhanced Note and New Enhanced Note, which transactions were valued and recorded in the aggregate at $678,697, and classified as interest expense - related party. See also (e) above.

(g)    During 2013, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $395,900, through entities in which he holds at least a 10% interest.

(h)    On November 14, 2014, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into that certain second amendment dated as of November 14, 2014 to the New Enhanced Note and that certain eleventh amendment dated November 14, 2014 to the Loan Agreement, and entered into a promissory note (the “11/14/14 Kurtz Note”). Pursuant the 11/14/14 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the New Enhanced Note.

(i)    On November 14, 2014, the Chairman of the Board and majority stockholder provided Management with a financial commitment to ensure payment of the amount outstanding under the Revolver Loan pursuant to the Loan Agreement, which matured at the time of entering into this commitment on February 15, 2015, and make available working capital of up to $1.5 Million for the Company’s ongoing operations from the date hereof and on or after the maturity date of the Loan Agreement (“Financial Substitution Commitment”). This Financial Substitution Commitment will either be satisfied from his personal funds, or, from funds caused by him to be otherwise provided by an appropriate lending or other institution, and any funds provided thereunder will have a maturity date of June 10, 2017. The Financial Substitution Commitment will be superseded in the event and to the extent that the Company is independently funded by a third party source, either privately or institutionally, at or before the time the Financial Substitution Commitment is due and the Revolver Loan is repaid and Loan Agreement obligation is fully satisfied, and working capital of $1.5 Million for the Company’s ongoing operations is obtained from the date hereof and on or after the maturity date of the Loan Agreement. Management requested that the Chairman of the Board fund $250,000 under this Financial Substitution Commitment to meet a request from Bank of America which payment was made on November 14, 2014. This Financial Substitution Commitment was satisfied upon the Company entering into that certain twelfth amendment dated January 23, 2015 to the Loan Agreement, under which the Revolver Loan maturity date was changed from February 15, 2015 to March 31, 2016.

(j)    On December 2, 2014, the Company issued 3,908,453 shares of its Common Stock, par value $.01, to Richard J. Kurtz, chairman of the board and principal stockholder, in exchange for the cancellation of $1,485,212 of debt owed by the Company to him, of which $1,300,000 was the principal amount of the 4/16/12 Kurtz Note and $185,212 was the accrued and unpaid interest thereon.  The purchase price for each share of Common Stock was based on the closing price of the Company's Common Stock on December 1, 2014, or $.38 per share. See also (b) above.

(k)    On December 18, 2014, Charles A. Zajaczkowski resigned as chief financial officer and corporate treasurer of the Company and Michael T. Adams, chief governance officer, executive vice president, and corporate secretary took on the additional responsibility of being interim chief financial officer and corporate treasurer until a successor was appointed on January 1, 2015.

(l)    During 2014, the Company vested an aggregate of 347,972 shares, including anti-dilution issuances, of restricted common stock, to a director for advisory and consulting services, which transactions were valued and recorded in the aggregate at $214,113 and paid $180,000 in cash to Mr. Nadel under the Nadel Agreement. See also (a) above.

(m)    During 2014, the Company vested an aggregate of 1,224,763 shares of restricted common stock as New Guaranty Shares, issued to the Chairman of the Board and majority stockholder in connection with his personal guarantees relating to the New Enhanced Note, which transactions were valued and recorded in the aggregate at $734,858, and classified as interest expense - related party. See also (e) and (f) above.

(n)    During 2014, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $434,117, through entities in which he holds at least a 10% interest.

(o)    On January 21, 2015, the Company borrowed $250,000 from the Chairman of the Board and majority stockholder as a condition precedent to entering into that certain twelfth amendment dated as of January 23, 2015 to the Loan Agreement, and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the New Enhanced Note.

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