Form 10-K/A
period 2015-12-31
LAPOLLA INDUSTRIES INC
filed 2017-06-01
CIK 875296

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,732,661 based on the closing sales price as quoted on the OTCQB. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Common Stock outstanding as of March 24, 2016 — 122,366,001 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (“Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016 (the “Original 10-K Filing Date”). We are filing this Amendment solely for the purpose of amending and restating Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence, Certain Relationships and Related Transactions, to add a series of indirect arm’s length transactions for purchases of our products aggregating more than $120,000 between the Company and entities in which our chairman of the board and principal stockholder holds at least a 10% interest in during 2014.

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

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)    On November 14, 2014, the Company borrowed $250,000 from the chairman of the board and majority stockholder as a condition precedent to entering into that certain second amendment dated as of November 14, 2014 to the Enhanced Note and that certain eleventh amendment dated November 14, 2014 to the Loan Agreement, and entered into a promissory note (the “11/14/14 Kurtz Note”). Pursuant the 11/14/14 Kurtz Note, the Company agreed to pay eight percent (8%) per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and the Enhanced Note. See also (h) below.

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

(d)    During 2014, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $434,117, through entities in which he holds at least a 10% interest.

(e)    On January 21, 2015, the Company borrowed $250,000 from the chairman of the board and majority stockholder as a condition precedent to entering into the Twelfth Amendment and entered into a promissory note (the “1/21/15 Kurtz Note”). Pursuant the 1/21/15 Kurtz Note, the Company agreed to pay 8% per annum on the principal balance of $250,000 and repay the principle balance on June 10, 2017. The 1/21/15 Kurtz Note is subordinated to the Loan Agreement and Enhanced Note.  See also Item (h) below.

(f)    On January 23, 2015, the Company and Bank of America, N.A. entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Loan Agreement. Pursuant to the Twelfth Amendment, certain definitions were changed and a new definition was added in the Loan Agreement as follows: (1) Fixed Charge Coverage Ratio was changed to the ratio, determined for any period on a consolidated basis for the Company, of (a) the sum of (i) EBITDA, (ii) Subordinated Debt incurred during such period on or after August 31, 2014 (other than the Twelfth Amendment Subordinated Debt), and (iii) up to $267,000 in Accounts charged off by the Company in August, 2014, to (b) the sum of Capital Expenditures (except those financed with Borrowed Money other than Revolver Loans), cash taxes paid, interest expense (other than payment-in-kind), principal payments made on Borrowed Money other than Revolver Loans, excluding (solely) principal payments made on the Subordinated Term Debt due December 10, 2013, in an amount not exceeding $150,000, and Distributions made, in each case determined for such period; (2) Revolver Termination Date was changed (extended) to March 31, 2016; and (3) Subordinated Debt was added defining Subordinated Debt loaned to the Company by Richard Kurtz in an amount at least equal to $250,000, required as a condition to the effectiveness of the Twelfth Amendment.  Refer to Item (e) above for more information on the Subordinated Debt.

(g)    On November 12, 2015, and effective as of October 31, 2015, the Company's chairman of the board and principal stockholder, Richard J. Kurtz, committed to provide the Company with funding to pay off the Enhanced Obligations, outstanding with respect to the subordinated secured promissory notes issued by the Company in favor of Enhanced Jobs and Enhanced Credit pursuant to the Enhanced Note, of which $2 million will be paid on or before April 30, 2016, under the Commitment Letter. As consideration for the Commitment, the Company granted Mr. Kurtz a fully vested and exercisable stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price per share equal to the fair market value of a share of the Company’s common stock on on November 12, 2015, determined based on the per share closing price on such date, or $0.294 per share, for a term of eight (8) years. The transaction was valued at approximately $47,121, which was estimated using the Black-Scholes option pricing model and fully expensed on the date of grant. Pursuant to the Commitment Letter, the Commitment will be superseded and become null and void in the event and to the extent that, at or before the time the Commitment is due, the Obligations are repaid in full in immediately available cash on or prior to August 31, 2016. See also (j) below for more information.

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

(j)    On March 18, 2016, the Company and Bank of America, N.A. (“BOA”) entered into a Fourteenth Amendment to that certain Loan and Security Agreement, dated as of August 31, 2010 (as amended from time to time, the “Loan Agreement”), pursuant to which the parties amended the Loan Agreement to, among other things: (i) establish a new tiered level for the applicable margin which provides for varying interest rates based on the fixed charge coverage ratio, effective March 31, 2016; (ii) reduce the basic reserve to zero; (iii) establish a new inventory formula amount allowing, if the Company elects to have an inventory appraisal performed, the lesser of, 65% of the value of eligible inventory or 85% of the net orderly liquidation value of eligible inventory and up to $6,000,000, (iv) reduce the amount of the revolver loan facility to provide for an aggregate amount of $12,000,000 (to save on unused revolver loan fees), (v) adjust the revolver loan termination date to the earlier to occur of March 31, 2019 or 90 days prior to the maturity date of subordinated secured promissory notes issued to Enhanced Jobs for Texas Fund, LLC and Enhanced Capital Texas Fund, LP (the “Enhance Notes”), which mature on December 10, 2017, (vi) adjust the formula for determining the unused line fee, which provides for a new varying percentage unused line fee based on the amount by which the revolver commitment exceeds the average daily balance of the revolver loans and stated amount of letters of credit, (vii) change the borrowing base reporting frequency from daily to weekly, subject to certain availability requirements, and (viii) add a new section to allow for repayments of principal amounts by the Company on the Enhanced Notes, subject to meeting certain borrowing base limitations. Refer to Item (g) above for more information on repayment of Subordinated Debt.

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