Form 10-Q
period 2017-06-30
LAPOLLA INDUSTRIES INC
filed 2017-07-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 31, 2017, was 123,544,129.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

June 30, 2017 and December 31, 2016	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 and 2016	3

UNADUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$561	$1,722
Trade Receivables, Net	14,020	12,508
Inventories	5,205	6,610
Prepaid Expenses and Other Current Assets	1,784	2,074
Total Current Assets	21,570	22,914

Property, Plant and Equipment	1,176	985
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,411	1,180
Deposits and Other Non-Current Assets, Net	64	81
Total Assets	$28,456	$29,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,949	$6,741
Accrued Expenses and Other Current Liabilities	2,183	2,938
Total Current Liabilities	10,132	9,679

Long-Term Debt, Net	4,705	8,945
Deferred Tax Liability	442	414
Total Liabilities	15,279	19,038
Commitments and Contingencies
Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 123,544,129 and 123,494,129 Issued and Outstanding for June 30, 2017 and December 31, 2016, respectively.	1,235	1,235
Additional Paid-In Capital	92,856	93,600
Accumulated Deficit	(80,914)	(84,478)
Total Stockholders' Equity	13,177	10,357
Total Liabilities and Stockholders' Equity	$28,456	$29,395

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$26,255	$20,091	$48,799	$40,730

Cost of Sales	19,387	13,981	35,628	28,946

Gross Profit	6,868	6,110	13,171	11,784

Operating Expenses:
Selling, General and Administrative	3,625	3,863	7,661	7,575
Professional Fees	360	320	841	630
Depreciation	22	29	43	59
Amortization of Other Intangible Assets	57	70	121	143
Consulting Fees	398	146	536	298
Total Operating Expenses	4,462	4,428	9,202	8,705

Operating Income	2,406	1,682	3,969	3,079

Other (Income) Expense:
Interest Expense	56	304	117	626
Interest Expense – Related Party	—	183	—	366
Interest Expense – Amortization of Discount	—	45	—	90
Other, Net	(59)	(561)	(48)	(611)
Total Other (Income) Expense	(3)	(29)	69	471

Income Before Income Taxes	2,409	1,711	3,900	2,608
Provision for Income Taxes	254	46	336	112

Net Income	$2,155	$1,665	$3,564	$2,496

Earnings Per Share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02
Weighted Average Shares Outstanding:
Basic	123,519	122,594	123,507	122,425
Diluted	124,965	122,625	124,992	122,454

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$3,564	$2,496
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	119	142
Amortization of Other Intangible Assets	121	143
Provision for Losses on Accounts Receivable	185	190
Share Based Compensation Expense	507	465
Interest Expense – Related Party	—	366
Interest Expense – Amortization of Discount	—	90
Loss on Foreign Currency Exchange	6	3
Gain on Disposal of Assets	—	65
Deferred Income Tax Provision	28	26
Changes in Assets and Liabilities:
Trade Receivables	(1,699)	(862)
Inventories	1,405	2,211
Prepaid Expenses and Other Current Assets	290	326
Other Intangible Assets	(353)	(73)
Deposits and Other Non-Current Assets	27	(6)
Accounts Payable	1,204	(388)
Accrued Expenses and Other Current Liabilities	(833)	(743)
Net Cash Provided by Operating Activities	4,571	4,451

Cash Flows From Investing Activities:
Additions to Property, Plant and Equipment	(232)	(178)
Net Cash Used in Investing Activities	(232)	(178)

Cash Flows From Financing Activities:
Proceeds from Line of Credit	1,750	—
Principal Repayments to Line of Credit	(6,000)	—
Cash Dividends Paid	(1,250)	—
Proceeds from Revolver Loan	—	44,225
Principal Repayments to Revolver Loan	—	(46,648)
Principal Repayments on Enhanced Notes	—	(1,850)
Net Cash Used in Financing Activities	(5,500)	(4,273)

Net Decrease in Cash	(1,161)	—
Cash at Beginning of Period	1,722	—
Cash at End of Period	$561	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$202	$27
Cash Payments for Interest	169	413

Supplemental Schedule of Non Cash Investing and Financing Activities:
Capital Additions in Accrued Expenses	$78	$—
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$—	$366

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 15, 2017, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the three and six months ended June 30, 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)," which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

Note 3 - Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and six month period ended June 30, 2017 and 2016, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 46% and 42%, and 45% and 44% of purchases, respectively.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 4 - Trade Receivables

Trade receivables are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade Receivables	$14,546	$12,874
Less: Allowance for Doubtful Accounts	(526)	(366)
Trade Receivables, Net	$14,020	$12,508

Note 5 - Inventories

The following is a summary of inventories (in thousands):

	June 30, 2017	December 31, 2016
Raw Materials	$1,604	$2,157
Finished Goods	3,601	4,453
Total Inventories	$5,205	$6,610

Note 6 - Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets (in thousands):

	June 30, 2017	December 31, 2016
Prepaid Insurances	$478	$735
Prepaid Marketing	78	181
Prepaid Consulting	78	94
Prepaid Other	1,150	1,064
Total Prepaid Expenses and Other Current Assets	$1,784	$2,074

Note 7 - Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2017	December 31, 2016
Vehicles	$193	$244
Leasehold Improvements	281	269
Office Furniture and Equipment	199	159
Computers and Software	1,103	907
Machinery and Equipment	2,620	2,557
Total Property, Plant and Equipment	$4,396	$4,136
Less: Accumulated Depreciation	(3,220)	(3,151)
Total Property, Plant and Equipment, Net	$1,176	$985

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8 - Goodwill and Other Intangible Assets

Goodwill

The following is a summary of Goodwill (in thousands):

	June 30, 2017	December 31, 2016
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(109)	$29	$138	$(104)	$34
Trade Names	750	(444)	306	750	(419)	331
Approvals and Certifications	3,815	(2,739)	1,076	3,462	(2,647)	815
	$4,703	$(3,292)	$1,411	$4,350	$(3,170)	$1,180

Note 9 - Deposits and Other Non-Current Assets

The following is a summary of deposits and other non-current assets (in thousands):

	June 30, 2017	December 31, 2016
Prepaid Expenses	$7	$8
Other Receivables	—	9
Deposits	57	64
Total Deposits and Other Non-Current Assets	$64	$81

Note 10 - Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities (in thousands):

	June 30, 2017	December 31, 2016
Accrued Payroll	$(21)	$3
Accrued Commissions	172	172
Accrued Inventory Purchases	333	249
Accrued Taxes and Other	1,492	2,011
Accrued Insurance	185	490
Deferred Finance Charge Income	22	13
Total Accrued Expenses and Other Current Liabilities	$2,183	$2,938

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11 - Long-Term Debt

The following is a summary of long-term debt (in thousands):

Debt Facility	Effective Cash Interest Rate	June 30, 2017	December 31, 2016
Line of Credit	2.97%	$4,750	$9,000
Less Debt Issuance Costs		(45)	(55)
Long-Term Debt, Net		$4,705	$8,945

The Company entered into a loan agreement with Bank of America, N.A. (the “Bank”) on September 7, 2016 (the “Loan Agreement”), which amended and restated in its entirety that certain prior Loan and Security Agreement dated August 31, 2010 with the Bank. The Loan Agreement provides an initial line of credit of $15 million for a 3 years term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Loan Agreement requires the Company to comply with two financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% of net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Loan Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and certain prior refinanced debt agreements, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Loan Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off certain prior refinanced debt agreements. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At June 30, 2017, the balance outstanding on the Line of Credit, net of deferred financing costs, was $4.8 million, and the weighted-average interest rate was 2.97%. Cash available under our Line of Credit based on the Asset Coverage Ratio, and after giving effect to outstanding borrowings, at June 30, 2017 was $9.6 million. At June 30, 2017, the Company was in compliance with all of its Loan Agreement debt covenants.

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

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 12 - Related Party Transactions, continued

(c)    On April 6, 2017, and effective January 1, 2017, the Company entered into an Executive Employment Agreement with Jomarc C. Marukot, chief financial officer and treasurer (the “Marukot Employment Agreement”), which superseded and replaced all prior employment agreements between the Company and Mr. Marukot. The Marukot Employment Agreement provides, among other things, that Mr. Marukot will receive base compensation of $210,000 per annum and shall be entitled to a bonus equal to 25% of his base salary for each fiscal year if the Company's earnings before interest, taxes, depreciation, amortization, and share based compensation (“Adjusted EBITDA”) for such fiscal year exceeds a target established by the Company's Board of Directors (which bonus shall be increased to: (a) 30% of Mr. Marukot’s annual base compensation if the Company achieves 110% of the Adjusted EBITDA target for such fiscal year and (b) 35% of Mr. Marukot’s annual base compensation if the Company achieves 120% of the Adjusted EBITDA target for such fiscal year). In addition, if the Company achieves Adjusted EBITDA greater than 120% of the target in any fiscal year, the Company's CEO, in his discretion, may pay Mr. Marukot a bonus greater than 35% of his annual base compensation, subject to review and approval by the Compensation Committee and Board of Directors. The Marukot Employment Agreement also provides for a transaction bonus equal to 0.25% of the consideration received by the Company's shareholders (the amount of such bonus being subject to the restrictions and further calculations set forth in the Marukot Employment Agreement) upon consummation of a change in control if Mr. Marukot is still employed at such time or in the event Mr. Marukot’s employment is terminated within one year immediately preceding the consummation of a change in control.

(d)    On April 6, 2017, the Company entered into an Executive Employment Agreement with Michael T. Adams, chief governance officer, vice president and corporate secretary (the “Adams Employment Agreement”), which superseded and replaced all prior employment agreements between the Company and Mr. Adams. The Adams Employment Agreement provides, among other things, that Mr. Adams will receive base compensation of $200,000 per annum and shall be entitled to a bonus equal to 25% of his base salary for each fiscal year if the Company's Adjusted EBITDA for such fiscal year exceeds a target established by the Company's Board of Directors (which bonus shall be increased to: (a) 30% of Mr. Adams' annual base compensation if the Company achieves 110% of the Adjusted EBITDA target for such fiscal year and (b) 35% of Mr. Adams' annual base compensation if the Company achieves 120% of the Adjusted EBITDA target for such fiscal year). In addition, if the Company achieves Adjusted EBITDA greater than 120% of the target in any fiscal year, the Company's CEO, in his discretion, may pay Mr. Adams a bonus greater than 35% of his annual base compensation, subject to review and approval by the Compensation Committee and Board of Directors. Also, the Adams Employment Agreement provides for a transaction bonus equal to 0.50% of the consideration received by the Company's shareholders (the amount of such bonus being subject to the restrictions and further calculations set forth in the Adams Employment Agreement) upon consummation of a change in control if Mr. Adams is still employed at such time or in the event Mr. Adams’ employment is terminated within one year immediately preceding the consummation of a change in control.

(e)    During the six months ended June 30, 2017, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $555,000, through entities in which he holds at least a 10% interest.

Note 13 - Net Income Per Common Share – Basic and Diluted

Basic income per share is based upon the net income applicable to common shares and upon the weighted average number of common shares outstanding during the period. Diluted income per share reflects the effect of the assumed exercise of stock options only in periods in which such effect would have been dilutive. The computation of the Company’s basic and diluted earnings per share (in thousands, except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Income available to common shareholders (A)	$2,155	$1,665	$3,564	$2,496

Weighted average common shares outstanding (B)	123,519	122,594	123,507	122,425
Dilutive effect of equity incentive plans	1,446	31	1,485	29
Weighted average common shares outstanding, assuming dilution (C)	124,965	122,625	124,992	122,454

Basic earnings per common share (A)/(B)	$0.02	$0.01	$0.03	$0.02
Diluted earnings per common share (A)/(C)	$0.02	$0.01	$0.03	$0.02

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 13 - Net Income Per Common Share – Basic and Diluted, continued

For the three and six months ended June 30, 2017, a total of 600,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

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

Note 14 - Federal and State Income Taxes

The Company is a corporation subject to federal income tax at a statutory rate of 34% of pretax earnings. The Company estimated an annual effective income tax rate of 8.6% based on projected results for the year and applied this rate to income before taxes to calculate income tax expense. The tax expense was approximately $254,000 and $46,000, resulting in an effective tax rate of approximately 10.5% and 2.7%, for the three months ended June 30, 2017 and 2016, respectively. The tax expense was approximately $336,000 and $112,000, resulting in an effective tax rate of approximately 8.6% and 4.3%, for the six months ended June 30, 2017 and 2016, respectively.

Based on management's analysis, the Company did not have any uncertain tax positions as of June 30, 2017.

Note 15 - Securities Transactions

(a)    On March 31, 2017, the Company vested 25,000 shares of common stock, par value $.01, valued and recorded at $13,250 for a stock bonus.

(b)    On June 30, 2017, the Company vested 25,000 shares of common stock, par value 0.01, valued and recorded at 13,250 for a stock bonus.

Note 16 - Business Segment and Geographic Area Information

Business Segments

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended June 30,
	2017			2016
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$22,148	$4,107	$26,255	$16,624	$3,467	$20,091
Depreciation	16	3	19	21	4	25
Amortization of Other Intangible Assets	44	8	52	52	11	63
Interest Expense	24	4	28	220	46	266
Segment Profit	3,251	722	3,973	2,777	611	3,388
Segment Assets (1)	22,532	4,858	27,390	19,166	4,610	23,776
Expenditures for Segment Assets	$195	$36	$231	$146	$30	$176

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information, continued.

	Six Months Ended June 30,
	2017			2016
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$41,741	$7,058	$48,799	$34,369	$6,361	$40,730
Depreciation	32	5	37	44	8	52
Amortization of Other Intangible Assets	104	16	120	109	20	129
Interest Expense	51	8	59	456	85	541
Segment Profit	5,897	1,234	7,131	4,804	1,039	5,843
Segment Assets (1)	22,532	4,858	27,390	19,166	4,610	23,776
Expenditures for Segment Assets	$196	$36	$232	$150	$28	$178

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Profit or Loss	2017	2016	2017	2016
Total Profit or Loss for Reportable Segments	$3,973	$3,388	$7,131	$5,843
Unallocated Amounts:
Corporate Expenses	(1,564)	(1,677)	(3,231)	(3,235)
Income Before Income Taxes	$2,409	$1,711	$3,900	$2,608

Assets	At June 30, 2017	At December 31, 2016
Total Assets for Reportable Segments (1)	$27,390	$27,104
Other Unallocated Amounts (2)	1,066	2,291
Consolidated Total	$28,456	$29,395

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Sales	2017	2016	2017	2016
United States	$25,505	$18,658	$47,491	$37,943
Canada	140	329	226	631
Europe	350	543	678	949
Middle East	—	—	—	3
Rest of World	260	561	404	1,204
Total	$26,255	$20,091	$48,799	$40,730

Long Lived Assets (1)	6,828	6,505	6,828	6,505

(1)	All segment assets are located in the United States.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

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

This financial review presents our operating results for the three and six months ended June 30, 2017 and 2016, and our financial condition at June 30, 2017.

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

Performance for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

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

	Three Months Ended June 30,
	2017	2016
Summary of Overall Results of Operations:
Sales	$26,255	$20,091
Operating Income	2,406	1,682
Other Income	(3)	(29)
Net Income	2,155	1,665
EBITDA	$2,570	$2,383
Adjusted EBITDA	$2,759	$2,682

Reconciliation of EBITDA and Adjusted EBITDA to Net Income:
Net Income	$2,155	$1,665
Additions:
Interest Expense	56	304
Interest Expense – Related Party	—	183
Interest Expense – Amortization of Discount	—	45
Income Tax Expense	254	46
Depreciation	48	70
Amortization of Other Intangible Assets	57	70
EBITDA	$2,570	$2,383
Additions:
Share Based Compensation (1)	167	247
Property Tax Expense	22	52
Adjusted EBITDA	$2,759	$2,682
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Foam	$22,148	$16,624	33.2%
Coatings	4,107	3,467	18.5%
Total Sales	$26,255	$20,091	30.7%

For the three months ended June 30, 2017, our total sales increased by $6.2 million, or an increase of 30.7% from the same period in 2016. Foam sales increased $5.5 million while coatings sales increased $640,000. Both segment increases are primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort.

Gross Profit

The following is a summary of gross profit for the three months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Cost of Sales	$19,387	$13,981	38.7%
Gross Profit	$6,868	$6,110	12.4%
Gross Margin Percentage:
Foam	25.7%	30.2%	(14.9)%
Coatings	28.6%	31.2%	(8.3)%
Total	26.2%	30.4%	(13.8)%

For the three months ended June 30, 2017, our gross profit increased by $758,000, or an increase of 12.4% from the same period in 2016. The increase in gross profit was driven by the increase in sales, which was partially offset by increases in raw material and freight costs.

Operating Expenses

Selling, general, and administrative expenses decreased $238,000 or 6.2%, to $3.6 million for the three months ended June 30, 2017, compared to $3.9 million for the same period in 2016. The decrease was primarily due to decreases of $130,000 in payroll and related employee benefit expenses and $129,000 in bonus expenses. These decreases were slightly offset by a combination of minimal fluctuations.

Professional fees increased $40,000 or 12.5%, to $360,000 for the three months ended June 30, 2017, compared to $320,000 for the same period in 2016. The increase in professional fees was primarily due to higher legal fees.

Depreciation expense decreased $7,000 or 24.1%, to $22,000 for the three months ended June 30, 2017, compared to $29,000 for the same period in 2016, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $13,000 or 18.6%, to $57,000 for the three months ended June 30, 2017, compared to $70,000 for the same period in 2016, due to certain approvals and certifications becoming fully amortized during 2016.

Consulting increased $252,000 or 172.6%, to $398,000 for the three months ended June 30, 2017, compared to $146,000 for the same period in 2016, primarily due to ongoing consulting projects.

Other (Income) Expense

Interest expense decreased $248,000 or 81.6%, to $56,000 for the three months ended June 30, 2017, compared to $304,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016.

Interest expense – related party decreased $183,000 or 100.0%, to $0 for the three months ended June 30, 2017, compared to $183,000 for the same period in 2016, due to the refinancing of the Enhanced Notes which eliminated the personal guaranty from the chairman.

Interest expense – amortization of discount decreased $45,000 or 100.0%, to $0 for the three months ended June 30, 2017, compared to $45,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016 which eliminated the discount on the note.

Other income, net decreased $502,000 or 89.5%, to $59,000 for the three months ended June 30, 2017, compared to other income, net of $561,000 for the same period in 2016. The income in 2016 was due to the receipt of a settlement check related to a class action lawsuit.

Performance for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

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

	Six Months Ended June 30,
	2017	2016
Summary of Overall Results of Operations:
Sales	$48,799	$40,730
Operating Income	3,969	3,079
Other Expense	69	471
Net Income	3,564	2,496
EBITDA	$4,257	$3,975
Adjusted EBITDA	$4,837	$4,538

Reconciliation of EBITDA and Adjusted EBITDA to Net Income:
Net Income	$3,564	$2,496
Additions:
Interest Expense	117	626
Interest Expense – Related Party	—	366
Interest Expense – Amortization of Discount	—	90
Income Tax Expense	336	112
Depreciation	119	142
Amortization of Other Intangible Assets	121	143
EBITDA	$4,257	$3,975
Additions:
Share Based Compensation (1)	507	465
Property Tax Expense	73	98
Adjusted EBITDA	$4,837	$4,538
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Foam	$41,741	$34,369	21.4%
Coatings	7,058	6,361	11.0%
Total Sales	$48,799	$40,730	19.8%

For the six months ended June 30, 2017, our total sales increased by $8.1 million, or an increase of 19.8% from the same period in 2016. Foam sales increased $7.4 million while coatings sales increased $697,000. Both segment increases are primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort.

Gross Profit

The following is a summary of gross profit for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Cost of Sales	$35,628	$28,946	23.1%
Gross Profit	$13,171	$11,784	11.8%
Gross Margin Percentage:
Foam	26.6%	28.6%	(7.0)%
Coatings	29.8%	30.9%	(3.6)%
Total	27.0%	28.9%	(6.6)%

For the six months ended June 30, 2017, our gross profit increased by $1.4 million, or an increase of 11.8% from the same period in 2016. The increase in gross profit was driven by the increase in sales, which was partially offset by increases in raw material and freight costs.

Operating Expenses

Selling, general, and administrative expenses increased $86,000 or 1.1%, to $7.7 million for the six months ended June 30, 2017, compared to $7.6 million for the same period in 2016. The increase was primarily due to increases of $108,000 in sales commissions, a $51,000 increase in investor relation expenses, and a $51,000 increase in share based compensation expense. These increases were offset by a decrease of $132,000 in bonus expense, with the remainder of the fluctuation being the combination of minimal changes.

Professional fees increased $211,000 or 33.5%, to $841,000 for the six months ended June 30, 2017, compared to $630,000 for the same period in 2016. The increase in professional fees was primarily due to higher legal fees.

Depreciation expense decreased $16,000 or 27.1%, to $43,000 for the six months ended June 30, 2017, compared to $59,000 for the same period in 2016, due to reductions in depreciable assets.

Amortization of other intangible assets expense decreased $22,000 or 15.4%, to $121,000 for the six months ended June 30, 2017, compared to $143,000 for the same period in 2016, due to certain approvals and certifications becoming fully amortized during 2016.

Consulting increased $238,000 or 79.9%, to $536,000 for the six months ended June 30, 2017, compared to $298,000 for the same period in 2016, primarily due to ongoing consulting projects.

Other (Income) Expense

Interest expense decreased $509,000 or 81.3%, to $117,000 for the six months ended June 30, 2017, compared to $626,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016.

Interest expense – related party decreased $366,000 or 100.0%, to $0 for the six months ended June 30, 2017, compared to $366,000 for the same period in 2016, due to the refinancing of the Enhanced Notes which eliminated the personal guaranty from the chairman.

Interest expense – amortization of discount decreased $90,000 or 100.0%, to $0 for the six months ended June 30, 2017, compared to $90,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016 which eliminated the discount on the note.

Other income, net decreased $563,000 or 92.1%, to $48,000 for the six months ended June 30, 2017, compared to other income, net of $611,000 for the same period in 2016. The income in 2016 was due to the receipt of a settlement check related to a class action lawsuit.

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

The following is a summary of operating, investing, and financing activities as reflected in the statement of cash flows for the six months ending June 30, 2017 and 2016 (in thousands):

Cash Flow Activity	2017	2016	% Change
Cash Provided by (Used in):
Operating Activities	$4,571	$4,451	2.7%
Investing Activities	(232)	(178)	30.3%
Financing Activities	(5,500)	(4,273)	28.7%
Net Decrease in Cash	$(1,161)	$—

Net cash provided by operating activities increased by $120,000, to $4.6 million for the six months ended June 30, 2017, compared to $4.5 million for the same period in 2016. The increase was primarily due to the increase in net income, offset by a decrease in net working capital.

The following is a summary of Net Working Capital at June 30, 2017 and December 31, 2016 (in thousands):

Net Working Capital	2017	2016	% Change
Current Assets	$21,570	$22,914	(5.9)%
Current Liabilities	10,132	9,679	4.7%
Net Working Capital	11,438	13,235	(13.6)%
Current Ratio	2.13:1	2.37:1

Net working capital decreased by $1.8 million during the six months ended June 30, 2017, from December 31, 2016. The decrease in net working capital was primarily driven by decreases in cash of $1.2 million, inventory of $1.4 million, and accrued expenses of $800,000 offset by increases in trade receivables of $1.5 million and trade payables of $1.2 million. The remainder of the decrease consisted of a combination of minimal fluctuations.

Net cash used in investing activities for the six months ended June 30, 2017 was $232,000, compared to $178,000 during the same period in 2016. All investments were fully related to capital expenditures.

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2017, and related to repayments to our Line of Credit of $4.3 million, net of borrowings of $1.8 million, and cash dividends paid of $1.3 million. Net cash used in financing activities was $4.3 million for the six months ended June 30, 2016, and consisted of net payments to our former Revolver Loan of $2.4 million and principal payments on our former Enhanced Note of $1.9 million.

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

Credit Agreement

On September 7, 2016, we entered into the Credit Agreement with the Bank, which amended and restated the Loan Agreement in its entirety. The Credit Agreement provides an initial line of credit of $15 million for a 3 year term maturing on September 7, 2019. The amount available under the Line of Credit will be reduced by $250,000 at the beginning of each fiscal quarter starting on January 1, 2017 and ending on July 1, 2019, thereby reducing the Company’s unused line fee. The Company's interest rate is the daily floating LIBOR rate plus 2.25%. The Credit Agreement requires the Company to comply with two material financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016 through September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017 through March 31, 2018, and (c) 1.20 to 1.00 after April 1, 2018, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit”); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Credit Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Loan Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At June 30, 2017, the cash available under our Line of Credit was $9.6 million based on the Asset Coverage Ratio and after giving effect to outstanding borrowings. At June 30, 2017, we were in compliance with all debt covenants under our Credit Agreement.

Off Balance Sheet Arrangements

 As of June 30, 2017, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended June 30, 2017, there were no material changes or developments in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

During the fiscal quarter ended June 30, 2017 there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

LAPOLLA INDUSTRIES, INC.

Date:	July 31, 2017	By:	/s/ Douglas J. Kramer
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	July 31, 2017	By:	/s/ Jomarc C. Marukot
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
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

10.2	Executive Employment Agreement dated April 6, 2017 between Michael T. Adams and the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 6, 2017, filed April 11, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.

* Filed herewith