Form 10-Q/A
period 2017-06-30
LAPOLLA INDUSTRIES INC
filed 2017-08-01
CIK 875296

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

EXPLANATORY NOTE
Lapolla Industries, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (“Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2017 (the “Original 10-Q Filing Date”). We are filing this Amendment solely for the purpose of amending Exhibits 31.1 and 31.2 to include the signatures which were inadvertently omitted from the Original Form 10-Q.
Except as specifically described above, this Amendment does not amend any other information set forth in the Original Form 10-Q. This Amendment speaks only as of the Original 10-Q Filing Date, does not modify or update in any way disclosures made in the Original Form 10-Q (including, without limitation, the financial statements and accompanying notes), and does not reflect events that may have occurred subsequent to the Original 10-Q Filing Date. This Amendment should be read in conjunction with the Original Form 10-Q and our other filings made with the SEC subsequent to the Original 10-Q Filing Date.

PART II — OTHER INFORMATION

Item 6. Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPOLLA INDUSTRIES, INC.

Date:	August 1, 2017	By:	/s/ Douglas J. Kramer
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	August 1, 2017	By:	/s/ Jomarc C. Marukot
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
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
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Form 10-Q dated June 30, 2017, filed July 31, 2017).

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements (incorporated by reference to Exhibit 101 to Form 10-Q dated June 30, 2017, filed July 31, 2017).

* Filed herewith

4