Form 10-Q
period 2017-09-30
LAPOLLA INDUSTRIES INC
filed 2017-10-31
CIK 875296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 31, 2017, was 127,816,247.

LAPOLLA INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPOLLA INDUSTRIES, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

UNAUDITED CONDENSED BALANCE SHEETS

September 30, 2017 and December 31, 2016	2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 and 2016	3

UNADUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016	4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$1,251	$1,722
Trade Receivables, Net	16,990	12,508
Inventories, Net	7,149	6,610
Prepaid Expenses and Other Current Assets	1,621	2,074
Total Current Assets	27,011	22,914

Property, Plant and Equipment, Net	1,089	985
Goodwill	4,235	4,235
Other Intangible Assets, Net	1,443	1,180
Deposits and Other Non-Current Assets, Net	63	81
Total Assets	$33,841	$29,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,857	$6,741
Accrued Expenses and Other Current Liabilities	2,598	2,938
Total Current Liabilities	11,455	9,679

Long-Term Debt, Net	5,960	8,945
Deferred Tax Liability	447	414
Total Liabilities	17,862	19,038
Commitments and Contingencies
Stockholders' Equity:
Common Stock, $0.01 Par Value; 140,000,000 Shares Authorized; 123,569,129 and 123,494,129 Issued and Outstanding for September 30, 2017 and December 31, 2016, respectively.	1,236	1,235
Additional Paid-In Capital	93,067	93,600
Accumulated Deficit	(78,324)	(84,478)
Total Stockholders' Equity	15,979	10,357
Total Liabilities and Stockholders' Equity	$33,841	$29,395

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$28,828	$20,917	$77,627	$61,647

Cost of Sales	21,535	14,773	57,163	43,719

Gross Profit	7,293	6,144	20,464	17,928

Operating Expenses:
Selling, General and Administrative	3,566	3,525	11,227	11,100
Professional Fees	458	339	1,299	969
Depreciation	30	20	73	79
Amortization of Other Intangible Assets	79	67	200	210
Consulting Fees	380	123	916	421
Total Operating Expenses	4,513	4,074	13,715	12,779

Operating Income	2,780	2,070	6,749	5,149

Other (Income) Expense:
Interest Expense	50	192	167	818
Interest Expense – Related Party	—	125	—	491
Interest Expense – Amortization of Discount	—	30	—	120
Loss on Extinguishment of Debt	—	306	—	306
Other Income	(9)	(90)	(57)	(701)
Total Other Expense	41	563	110	1,034

Income Before Income Taxes	2,739	1,507	6,639	4,115
Provision for Income Taxes	149	39	485	151

Net Income	$2,590	$1,468	$6,154	$3,964

Earnings Per Share:
Basic	$0.02	$0.01	$0.05	$0.03
Diluted	$0.02	$0.01	$0.05	$0.03
Weighted Average Shares Outstanding:
Basic	123,544	123,016	123,519	122,654
Diluted	125,979	123,050	123,031	122,655

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

LAPOLLA INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net Income	$6,154	$3,964
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	187	202
Amortization of Other Intangible Assets	200	210
Provision for Losses on Accounts Receivable	261	169
Share Based Compensation Expense	708	711
Interest Expense – Related Party	—	491
Interest Expense – Amortization of Discount	—	120
(Gain) Loss on Foreign Currency Exchange	(2)	8
Gain on Disposal of Assets	—	(9)
Loss on Extinguishment of Debt	—	306
Deferred Income Tax Provision	33	39
Changes in Assets and Liabilities:
Trade Receivables	(4,749)	(1,580)
Inventories	(486)	1,022
Prepaid Expenses and Other Current Assets	453	84
Other Intangible Assets	(463)	(190)
Deposits and Other Non-Current Assets	33	41
Accounts Payable	2,123	973
Accrued Expenses and Other Current Liabilities	(407)	(490)
Net Cash Provided by Operating Activities	4,045	6,071

Cash Flows From Investing Activities:
Additions to Property, Plant and Equipment	(276)	(133)
Net Cash Used in Investing Activities	(276)	(133)

Cash Flows From Financing Activities:
Proceeds from Line of Credit	4,250	9,953
Principal Repayments to Line of Credit	(7,250)	(250)
Cash Dividends Paid	(1,240)	—
Proceeds from Revolver Loan	—	54,996
Principal Repayments to Revolver Loan	—	(61,732)
Principal Repayments on Enhanced Notes	—	(7,688)
Net Cash Used in Financing Activities	(4,240)	(4,721)

Net (Decrease) Increase in Cash	(471)	1,217
Cash at Beginning of Period	1,722	—
Cash at End of Period	$1,251	$1,217

Supplemental Disclosure of Cash Flow Information:
Cash Payments for Income Taxes	$202	$27
Cash Payments for Interest	176	735

Supplemental Schedule of Non Cash Investing and Financing Activities:
Capital Additions in Accrued Expenses	$67	$—
Issuances of Common Stock for Guaranty by Related Party classified as Interest Expense	$—	$695

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

These unaudited condensed financial statements should be read in conjunction with the risk factors and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 15, 2017, in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company’s critical accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.

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

Note 3 - Dependence on Few Suppliers

The Company is dependent on a few suppliers for certain raw materials and finished goods. For the three and nine month period ended September 30, 2017 and 2016, raw materials and finished goods purchased from the three largest suppliers accounted for approximately 43% and 43%, and 43% and 41% of purchases, respectively.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 4 - Trade Receivables

Trade receivables are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Trade Receivables	$17,337	$12,874
Less: Allowance for Doubtful Accounts	(347)	(366)
Trade Receivables, Net	$16,990	$12,508

Note 5 - Inventories

The following is a summary of inventories (in thousands):

	September 30, 2017	December 31, 2016
Raw Materials	$2,356	$2,157
Finished Goods	4,793	4,453
Inventories, Net	$7,149	$6,610

Note 6 - Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets (in thousands):

	September 30, 2017	December 31, 2016
Prepaid Insurances	$245	$735
Prepaid Marketing	71	181
Prepaid Consulting	68	94
Prepaid Other	1,237	1,064
Total Prepaid Expenses and Other Current Assets	$1,621	$2,074

Note 7 - Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2017	December 31, 2016
Vehicles	$194	$244
Leasehold Improvements	303	269
Office Furniture and Equipment	199	159
Computers and Software	1,108	907
Machinery and Equipment	2,572	2,557
Total Property, Plant and Equipment	$4,376	$4,136
Less: Accumulated Depreciation	(3,287)	(3,151)
Total Property, Plant and Equipment, Net	$1,089	$985

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 8 - Goodwill and Other Intangible Assets

Goodwill

The following is a summary of Goodwill (in thousands):

	September 30, 2017	December 31, 2016
Foam	$2,932	$2,932
Coatings	1,303	1,303
Total Goodwill	$4,235	$4,235

Other Intangible Assets

The following is a summary of Other Intangible Assets (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Product Formulation	$138	$(111)	$27	$138	$(104)	$34
Trade Names	750	(457)	293	750	(419)	331
Approvals and Certifications	3,926	(2,803)	1,123	3,462	(2,647)	815
	$4,814	$(3,371)	$1,443	$4,350	$(3,170)	$1,180

Note 9 - Deposits and Other Non-Current Assets

The following is a summary of deposits and other non-current assets (in thousands):

	September 30, 2017	December 31, 2016
Prepaid Expenses	$6	$8
Other Receivables	—	9
Deposits	57	64
Total Deposits and Other Non-Current Assets	$63	$81

Note 10 - Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Accrued Payroll	$107	$3
Accrued Commissions	176	172
Accrued Inventory Purchases	172	249
Accrued Taxes and Other	2,082	2,011
Accrued Insurance	35	490
Deferred Finance Charge Income	26	13
Total Accrued Expenses and Other Current Liabilities	$2,598	$2,938

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 11 - Long-Term Debt

The following is a summary of long-term debt (in thousands):

Debt Facility	Effective Cash Interest Rate	September 30, 2017	December 31, 2016
Line of Credit	3.46%	$6,000	$9,000
Less Debt Issuance Costs		(40)	(55)
Long-Term Debt, Net		$5,960	$8,945

The Company entered into a loan agreement with Bank of America, N.A. (the “Bank”) on September 7, 2016 (the “Loan Agreement”), which amended and restated in its entirety that certain prior Loan and Security Agreement dated August 31, 2010 with the Bank. The Loan Agreement provides an initial line of credit of $15 million for a 3 years term maturing on September 7, 2019 (the “Line of Credit”). The available amount of the Line of Credit will be reduced each quarter by $250,000 starting January 1, 2017, until it reaches $12 million on July 1, 2019, thereby reducing the Company’s unused line fee. The interest rate used by the Company is the daily floating LIBOR rate plus 2.25%. The Loan Agreement requires the Company to comply with two financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016, until September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017, through March 31, 2018, and (c) 1.20 to 1.00 from April 1, 2018, and thereafter, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% of net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit"); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Loan Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and certain prior refinanced debt agreements, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Loan Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off certain prior refinanced debt agreements. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit, and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At September 30, 2017, the balance outstanding on the Line of Credit, net of deferred financing costs, was $6.0 million, and the weighted-average interest rate was 2.46%. Cash available under our Line of Credit based on the Asset Coverage Ratio, and after giving effect to outstanding borrowings, at September 30, 2017 was $8.3 million. At September 30, 2017, the Company was in compliance with all of its Loan Agreement debt covenants.

Note 12 - Related Party Transactions

(a)    On January 1, 2017, the Company granted a stock bonus to the chairman of the board, Richard J. Kurtz, for the right to acquire 100,000 shares of the Company's common stock, par value $0.01. No monetary payment is required as a condition of receiving the shares of common stock, as the consideration is continued satisfactory chairman of the board services with the Company during the vesting period. The shares of common stock vest in four equal 25,000 share increments on March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively, subject to continued chairman of the board services to the Company. Once vested, the shares of common stock are freely transferable. The transaction was valued at $53,000 (calculated by multiplying the 100,000 shares by the $0.53 closing price of the Company's common stock on the date of grant) and is being expensed over the requisite service period on the respective vesting dates. On March 31, 2017, the first tranche of 25,000 shares of common stock vested, which transaction was valued and recorded at $13,000.

(b)    On January 5, 2017, the Company granted eight-year stock options to non-employee directors, Richard J. Kurtz, Jay C. Nadel, Arthur J. Gregg, and Augustus J. Larson, each for the right to acquire 100,000 shares of the Company's common stock, par value $0.01, at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant, determined based on the per share closing price on such date, or $0.50 per share, which options vest 33,333, 33,333, and 33,334 on December 31, 2017, December 31, 2018, and December 31, 2019, respectively, subject to continued satisfactory board services. The transactions were valued in the aggregate at $191,000 which was estimated using the Black-Scholes option pricing model and will be expensed over the requisite vesting period.

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

(e)    During the nine months ended September 30, 2017, Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, indirectly purchased the Company’s products in a series of arm’s length transactions at or above the prevailing selling prices for the products at the time of each transaction, which transactions were valued in the aggregate at $825,000, through entities in which he holds at least a 10% interest.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Income available to common shareholders (A)	$2,590	$1,468	$6,154	$3,964

Weighted average common shares outstanding (B)	123,544	123,016	123,519	122,654
Dilutive effect of equity incentive plans	1,935	34	(488)	1
Weighted average common shares outstanding, assuming dilution (C)	125,479	123,050	123,031	122,655

Basic earnings per common share (A)/(B)	$0.02	$0.01	$0.05	$0.03
Diluted earnings per common share (A)/(C)	$0.02	$0.01	$0.05	$0.03

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 13 - Net Income Per Common Share – Basic and Diluted, continued

For the three and nine months ended September 30, 2017, a total of 1,415,000 shares of common stock underlying vested and exercisable stock options were excluded from the calculation of diluted earnings per common share as the exercise prices of the stock options were greater than the market value of the common shares (out-of-the-money).

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

Note 14 - Federal and State Income Taxes

The Company is a corporation subject to federal income tax at a statutory rate of 34% of pretax earnings. The Company estimated an annual effective income tax rate of 7.3% based on projected results for the year and applied this rate to income before taxes to calculate income tax expense. For the three months ended September 30, 2017 and 2016 the tax expense was approximately $149,000 and $39,000, resulting in an effective tax rate of approximately 5.4% and 2.6%, respectively. For the nine months ended September 30, 2017 and 2016 the tax expense was approximately $485,000 and $151,000, resulting in an effective tax rate of approximately 7.3% and 3.7%, respectively. The difference in the statutory and effective tax rates is primarily due to the company utilizing an available net operating loss carry-forward.

Based on management's analysis, the Company did not have any uncertain tax positions as of September 30, 2017.

Note 15 - Securities Transactions

(a)    On March 31, 2017, the Company vested 25,000 shares of common stock, par value $0.01, valued and recorded at $13,250 for a stock bonus.

(b)    On June 30, 2017, the Company vested 25,000 shares of common stock, par value $0.01, valued and recorded at $13,250 for a stock bonus.

(c)    On September 30, 2017, the Company vested 25,000 shares of common stock, par value $0.01, valued and recorded at $13,250 for a stock bonus.

Note 16 - Business Segment and Geographic Area Information

Business Segments

Summarized financial information for the reportable segments is as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$24,642	$4,186	$28,828	$17,719	$3,198	$20,917
Depreciation	23	4	27	15	3	18
Amortization of Other Intangible Assets	61	10	71	51	9	60
Interest Expense	21	4	25	147	27	174
Segment Profit	3,502	886	4,388	2,713	541	3,254
Segment Assets (1)	26,830	5,299	32,129	21,315	4,564	25,879
Expenditures for Segment Assets	$199	$34	$233	$(38)	$(7)	$(45)

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 16. Business Segment and Geographic Area Information, continued.

	Nine Months Ended September 30,
	2017			2016
	Foam	Coatings	Totals	Foam	Coatings	Totals
Sales	$66,383	$11,244	$77,627	$52,088	$9,559	$61,647
Depreciation	55	9	64	59	11	70
Amortization of Other Intangible Assets	165	26	191	160	29	189
Interest Expense	72	12	84	603	112	715
Segment Profit	9,399	2,120	11,519	7,517	1,580	9,097
Segment Assets (1)	26,830	5,299	32,129	21,315	4,564	25,879
Expenditures for Segment Assets	$395	$70	$465	$112	$21	$133

The following are reconciliations of reportable segment profit or loss, and assets, to the Company’s consolidated totals (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Profit or Loss	2017	2016	2017	2016
Total Profit or Loss for Reportable Segments	$4,388	$3,254	$11,519	$9,097
Unallocated Amounts:
Corporate Expenses	(1,649)	(1,747)	(4,880)	(4,982)
Income Before Income Taxes	$2,739	$1,507	$6,639	$4,115

Assets	At September 30, 2017	At December 31, 2016
Total Assets for Reportable Segments (1)	$32,129	$27,104
Other Unallocated Amounts (2)	1,712	2,291
Consolidated Total	$33,841	$29,395

(1)	Segment assets are the total assets used in the operation of each segment.

(2)	Includes corporate assets which are principally cash and cash equivalents and deposits.

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

Sales and Long-Lived Assets by geographic area are as follows (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Sales	2017	2016	2017	2016
United States	$27,353	$19,564	$75,051	$57,507
Canada	503	247	729	878
Europe	765	921	1,443	1,870
Middle East	—	—	—	3
Rest of World	207	185	404	1,389
Total	$28,828	$20,917	$77,627	$61,647

Long Lived Assets (1)	6,774	6,464	6,774	6,464

(1)	All segment assets are located in the United States.

LAPOLLA INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED-CONTINUED)

Note 17 - Subsequent Events

(a)    On October 2, 2017, in recognition of Jay C. Nadel's contribution and dedication in building the Company towards $200 million in value pursuant to his Advisory Agreement dated February 22, 2011 (the "Nadel Agreement"), the Compensation Committee of the Company's Board of Directors (the "Committee"), comprised of independent directors, deemed it in the best interest of the Company and its stockholders and upon recommendation of Richard J. Kurtz, Chairman of the Board and majority stockholder of the Company, granted a stock award to Mr. Nadel, of 3,747,118 shares of Common Stock (the “Nadel Stock Award”), which was approved by the Company’s Board of Directors. The Nadel Stock Award was fully vested as of the date of grant. The transaction was valued and recorded as $2,960,223 (calculated by multiplying the 3,747,118 shares by the $0.79 closing price of the Company's common stock on the date of grant).

(b)    On October 4, 2017, in recognition of Douglas Kramer’s many years of service and dedication to the Company, together with excellent service in creating value for stockholders, the Committee, comprised of independent directors, deemed it in the best interest of the Company and its stockholders to grant a stock award to Mr. Kramer of 500,000 shares of Common Stock (the “Kramer Stock Award”), which was approved by the Company’s Board of Directors. The Kramer Stock Award was fully vested as of the date of grant. The transaction was valued and recorded as $380,000 (calculated by multiplying the 500,000 shares by the $0.76 closing price of the Company's common stock on the date of grant).

(c)    On October 4, 2017, the Company entered into a definitive merger agreement with Icynene U.S. Holding Corp. ("Icynene") and Blaze Merger Sub Inc. ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving corporation and wholly-owned subsidiary of Icynene. The transaction is valued at approximately $160 million, including net debt.

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

This financial review presents our operating results for the three and nine months ended September 30, 2017 and 2016, and our financial condition at September 30, 2017.

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

Performance for the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

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

	Three Months Ended September 30,
	2017	2016
Summary of Overall Results of Operations:
Sales	$28,828	$20,917
Operating Income	2,780	2,070
Other Expense	41	563
Net Income	2,590	1,468
EBITDA	$2,936	$2,287
Adjusted EBITDA	$3,186	$2,562

Reconciliation of EBITDA and Adjusted EBITDA to Net Income:
Net Income	$2,590	$1,468
Additions:
Interest Expense	50	192
Interest Expense – Related Party	—	125
Interest Expense – Amortization of Discount	—	30
Loss on Extinguishment of Debt	—	306
Income Tax Expense	149	39
Depreciation	68	60
Amortization of Other Intangible Assets	79	67
EBITDA	$2,936	$2,287
Additions:
Share Based Compensation (1)	201	247
Other Tax Related Expenses	49	28
Adjusted EBITDA	$3,186	$2,562
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the three months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Foam	$24,642	$17,719	39.1%
Coatings	4,186	3,198	30.9%
Total Sales	$28,828	$20,917	37.8%

For the three months ended September 30, 2017, our total sales increased by $7.9 million, or an increase of 37.8% from the same period in 2016. Foam sales increased $6.9 million while coatings sales increased $988,000. Both segment increases are primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort.

Gross Profit

The following is a summary of gross profit for the three months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Cost of Sales	$21,535	$14,773	45.8%
Gross Profit	$7,293	$6,144	18.7%
Gross Margin Percentage:
Foam	24.3%	29.1%	(16.5)%
Coatings	31.2%	30.8%	1.3%
Total	25.3%	29.4%	(13.9)%

For the three months ended September 30, 2017, our gross profit increased by $1.1 million, or an increase of 18.7% from the same period in 2016. The increase in gross profit was driven by the increase in sales, which was partially offset by increases in raw material and freight costs.

Operating Expenses

Selling, general, and administrative expenses increased $41,000 or 1.2%, to $3.6 million for the three months ended September 30, 2017, compared to $3.5 million for the same period in 2016. The increase was primarily due to increases of $122,000 in sales commissions related to the overall increase in sales, offset by decreases in share based compensation and investor relations expenses of $33,000 and $36,000, respectively.

Professional fees increased $119,000 or 35.1%, to $458,000 for the three months ended September 30, 2017, compared to $339,000 for the same period in 2016. The increase in professional fees was primarily due to higher legal fees.

Depreciation expense increased $10,000 or 50.0%, to $30,000 for the three months ended September 30, 2017, compared to $20,000 for the same period in 2016, due to additions in depreciable assets.

Amortization of other intangible assets expense increased $12,000 or 17.9%, to $79,000 for the three months ended September 30, 2017, compared to $67,000 for the same period in 2016. The increase is mainly due to additions to the Company's product approvals and certifications.

Consulting increased $257,000 or 208.9%, to $380,000 for the three months ended September 30, 2017, compared to $123,000 for the same period in 2016, due to merger transaction costs related to diligence, marketing, and other expenses.

Other (Income) Expense

Interest expense decreased $142,000 or 74.0%, to $50,000 for the three months ended September 30, 2017, compared to $192,000 for the same period in 2016, due to the refinancing of the Enhanced Notes (as hereinafter defined) and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016.

Interest expense – related party decreased $125,000 or 100.0%, to $0 for the three months ended September 30, 2017, compared to $125,000 for the same period in 2016, due to the refinancing of the Enhanced Notes which eliminated the personal guaranty from the chairman.

Interest expense – amortization of discount decreased $30,000 or 100.0%, to $0 for the three months ended September 30, 2017, compared to $30,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016 which eliminated the discount on the note.

Loss on extinguishment of debt decreased $306,000 or 100.0%, to $0 for the three months ended September 30, 2017 compared to $0 for the same period in 2016. The loss was related to the termination of the Enhanced Note and consists of the unamortized note discount, deferred financing fees, and unvested shares of common stock related to the guaranty of the debt.

Other income, net decreased $81,000 or 90.0%, to $9,000 for the three months ended September 30, 2017, compared to other income, net of $90,000 for the same period in 2016. The income in 2016 was primarily due to the receipt of a one-time insurance settlement check for an automobile that had been previously disposed.

Performance for the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

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

	Nine Months Ended September 30,
	2017	2016
Summary of Overall Results of Operations:
Sales	$77,627	$61,647
Operating Income	6,749	5,149
Other Expense	110	1,034
Net Income	6,154	3,964
EBITDA	$7,193	$6,262
Adjusted EBITDA	$8,023	$7,099

Reconciliation of EBITDA and Adjusted EBITDA to Net Income:
Net Income	$6,154	$3,964
Additions:
Interest Expense	167	818
Interest Expense – Related Party	—	491
Interest Expense – Amortization of Discount	—	120
Income Tax Expense	485	151
Loss on Extinguishment of Debt	—	306
Depreciation	187	202
Amortization of Other Intangible Assets	200	210
EBITDA	$7,193	$6,262
Additions:
Share Based Compensation (1)	708	711
Other Tax Related Expenses	122	126
Adjusted EBITDA	$8,023	$7,099
(1) Represents non-cash share-based compensation expense for the periods then ended.

Sales

The following is a summary of sales for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Foam	$66,383	$52,088	27.4%
Coatings	11,244	9,559	17.6%
Total Sales	$77,627	$61,647	25.9%

For the nine months ended September 30, 2017, our total sales increased by $16.0 million, or an increase of 25.9% from the same period in 2016. Foam sales increased $14.3 million while coatings sales increased $1.7 million. Both segment increases are primarily due to an increase in market share, which we believe is attributable to our focus on advancement of technology and marketing effort.

Gross Profit

The following is a summary of gross profit for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	% Change
Cost of Sales	$57,163	$43,719	30.8%
Gross Profit	$20,464	$17,928	14.1%
Gross Margin Percentage:
Foam	25.7%	28.8%	(10.8)%
Coatings	30.3%	30.9%	(1.9)%
Total	26.4%	29.1%	(9.3)%

For the nine months ended September 30, 2017, our gross profit increased by $2.5 million, or an increase of 14.1% from the same period in 2016. The increase in gross profit was primarily driven by the increase in sales, which was partially offset by increases in raw material and freight costs.

Operating Expenses

Selling, general, and administrative expenses increased $127,000 or 1.1%, to $11.2 million for the nine months ended September 30, 2017, compared to $11.1 million for the same period in 2016. The increase was primarily due to an increase of $230,000 in sales commissions related to the overall increase in sales, offset by a decrease in payroll and related employee benefit expenses of $92,000.

Professional fees increased $330,000 or 34.1%, to $1.3 million for the nine months ended September 30, 2017, compared to $969,000 for the same period in 2016. The increase in professional fees was primarily due to higher legal fees.

Depreciation expense decreased $6,000 or 27.1%, to $73,000 for the nine months ended September 30, 2017, compared to $79,000 for the same period in 2016, due to reductions in depreciable assets during the first part of the year.

Amortization of other intangible assets expense decreased $10,000 or 4.8%, to $200,000 for the nine months ended September 30, 2017, compared to $210,000 for the same period in 2016, due to certain approvals and certifications becoming fully amortized during 2016.

Consulting increased $495,000 or 117.6%, to $916,000 for the nine months ended September 30, 2017, compared to $421,000 for the same period in 2016, due to merger transaction costs related to diligence, marketing, and other expenses.

Other (Income) Expense

Interest expense decreased $651,000 or 79.6%, to $167,000 for the nine months ended September 30, 2017, compared to $818,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016.

Interest expense – related party decreased $491,000 or 100.0%, to $0 for the nine months ended September 30, 2017, compared to $491,000 for the same period in 2016, due to the refinancing of the Enhanced Notes which eliminated the personal guaranty from the chairman.

Interest expense – amortization of discount decreased $120,000 or 100.0%, to $0 for the nine months ended September 30, 2017, compared to $120,000 for the same period in 2016, due to the refinancing of the Enhanced Notes and former revolver loan into a new line of credit with Bank of America, N.A. in September of 2016 which eliminated the discount on the note.

Loss on extinguishment of debt decreased $306,000 or 100.0%, to $0 for the nine months ended September 30, 2017 compared to $0 for the same period in 2016. The loss was related to the termination of the Enhanced Note and consists of the unamortized note discount, deferred financing fees, and unvested shares of common stock related to the guaranty of the debt.

Other income, net decreased $644,000 or 91.9%, to $57,000 for the nine months ended September 30, 2017, compared to other income, net of $701,000 for the same period in 2016. The income in 2016 was due to the receipt of a one time settlement check related to a class action lawsuit.

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

The following is a summary of operating, investing, and financing activities as reflected in the statement of cash flows for the nine months ending September 30, 2017 and 2016 (in thousands):

Cash Flow Activity	2017	2016	% Change
Cash Provided by (Used in):
Operating Activities	$4,045	$6,071	(33.4)%
Investing Activities	(276)	(133)	107.5%
Financing Activities	(4,240)	(4,721)	(10.2)%
Net Decrease in Cash	$(471)	$1,217

Net cash provided by operating activities decreased by $2.0 million, to $4.0 million for the nine months ended September 30, 2017, compared to $6.1 million for the same period in 2016. Net non-cash contributions to net income decreased $860,000, to $1.4 million for the nine months ended September 30, 2017 compared to $2.2 million for the same period in 2016, primarily due to interest expense-related party of $491,000 and a loss on debt extinguishment of $306,000 incurred in 2016, but not in 2017.

The following is a summary of Net Working Capital at September 30, 2017 and December 31, 2016 (in thousands):

Net Working Capital	2017	2016	% Change
Current Assets	$27,011	$22,914	17.9%
Current Liabilities	11,455	9,679	18.3%
Net Working Capital	15,556	13,235	17.5%
Current Ratio	2.36:1	2.37:1

Net working capital increased by $2.3 million during the nine months ended September 30, 2017, from December 31, 2016. The increase in net working capital was primarily driven by increases in accounts receivable of $4.2 million, inventory of $539,000, and a decrease in accrued expenses of $389,000 offset by decreases in cash of $471,000, prepaid expenses of $453,000 and an increase in accounts payable of $2.1 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was $276,000, compared to $133,000 during the same period in 2016. All investments were fully related to capital expenditures.

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2017, and related to repayments to our Line of Credit of $7.3 million, net of borrowings of $4.3 million, and cash dividends paid of $1.3 million. Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2016, and consisted of proceeds of $9.7 million from our Line of Credit, net of repayments, repayments of $6.7 million on our former Revolver Loan, net of borrowings, and a repayment of $7.7 million on the Enhanced Notes payable.

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

Credit Agreement

On September 7, 2016, we entered into the Credit Agreement with the Bank, which amended and restated the Loan Agreement in its entirety. The Credit Agreement provides an initial line of credit of $15 million for a 3 year term maturing on September 7, 2019. The amount available under the Line of Credit will be reduced by $250,000 at the beginning of each fiscal quarter starting on January 1, 2017 and ending on July 1, 2019, thereby reducing the Company’s unused line fee. The Company's interest rate is the daily floating LIBOR rate plus 2.25%. The Credit Agreement requires the Company to comply with two material financial covenants, including: (i) an asset coverage ratio of at least (a) 1.10 to 1.00 from September 30, 2016 through September 30, 2017, (b) 1.15 to 1.00 from October 1, 2017 through March 31, 2018, and (c) 1.20 to 1.00 after April 1, 2018, tested quarterly, which in each case will be determined based upon the ratio of (x) 85% of book value of all accounts receivable, plus 55% of book value of all inventory, plus 50% net book value of plant, property and equipment of the Company (the “Total Margined Value”) to (y) all outstanding liabilities for borrowed money and other interest-bearing liabilities arising under the Line of Credit (the “Total Line of Credit”); and (ii) a fixed charge coverage ratio of at least 1.20 to 1.00, tested quarterly based upon the ratio of (a) Adjusted EBITDA (as defined in the Credit Agreement), to (b) the sum of capital expenditures, cash taxes paid, interest expenses, principal payments made on borrowed money other than the Line of Credit and the Enhanced Notes, and distributions made, in each case for the immediately preceding four fiscal quarter period and determined on a consolidated basis. Upon closing of the Credit Agreement, an aggregate of $8.5 million was drawn from the Line of Credit and used to pay off the Enhanced Notes and the Loan Agreement. The Company granted the Bank a continuing security interest in and lien upon substantially all assets of the corporation. If, at any time, the Company’s Total Margined Value is less than the amount outstanding under the Total Line of Credit and that amount remains unpaid or future Total Margined Value calculations do not increase to an amount equal to the balance outstanding under the Total Line of Credit, the Bank, in its sole discretion, may accelerate any and all amounts outstanding under the Line of Credit. At September 30, 2017, the cash available under our Line of Credit was $8.3 million based on the Asset Coverage Ratio and after giving effect to outstanding borrowings. At September 30, 2017, we were in compliance with all debt covenants under our Credit Agreement.

Off Balance Sheet Arrangements

 As of September 30, 2017, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, which are, in our opinion, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity and results of operations.

During the fiscal quarter ended September 30, 2017, there were no material changes or developments in the Company’s legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

During the fiscal quarter ended September 30, 2017 there were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

LAPOLLA INDUSTRIES, INC.

Date:	October 31, 2017	By:	/s/ Douglas J. Kramer
		Name:	Douglas J. Kramer
		Title:	CEO and President

LAPOLLA INDUSTRIES, INC.

Date:	October 31, 2017	By:	/s/ Jomarc C. Marukot
		Name:	Jomarc C. Marukot
		Title:	CFO, Treasurer, and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Proforma Restated Certificate of Incorporation, as amended, and currently in effect (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2011, filed August 19, 2011).

3.2*	Bylaws, as amended, and currently in effect.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.

* Filed herewith